Form 10-Q
period 1994-12-31
AARON RENTS INC
filed 1995-02-14
CIK 706688

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

          Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of l934

         December 31, 1994              0-12385
          For Quarter Ended          Commission File No.


                       AARON RENTS, INC.
                  (Exact name of registrant as
                    specified in its charter)

          Georgia                           58-0687630
(State or other jurisdiction of          (I. R. S. Employer
  incorporation or organization)         Identification No.)



   309 East Paces Ferry Road, N.E.
        Atlanta, Georgia                       30305-2377
(Address of principal executive offices)       (Zip Code)

                         (404) 231-0011
      (Registrant's telephone number, including area code)

                         Not Applicable
               (Former name, former address and
                 former fiscal year, if changed
                       since last report)


  Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _______

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Shares Outstanding as of
Title of Each Class                       February 9, 1995
Class A Common Stock, $.50 Par Value        4,100,513
Class B Common Stock, $.50 Par Value        5,603,030

               Part 1 - FINANCIAL INFORMATION
                Item 1 - Financial Statements
              AARON RENTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                           December 31, March 31,
                                              1994        1994
                                           ------------ --------
                                               (in thousands)
  ASSETS:
  Cash                                       $     92  $     86
  Accounts Receivable                          10,052     8,023
  Rental Merchandise                          169,269   152,289
  Less:  Accumulated Depreciation             (49,488)  (38,690)
                                               -------  --------
                                              119,781   113,599
  Property, Plant and Equipment, Net           23,532    18,819
  Prepaid Expenses and Other Assets             2,477     4,390
                                              -------   --------
  Total Assets                          $155,934  $144,917
                                              =======   ========
  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Dividends Payable                     $    362   $
  Accounts Payable and Accrued Expenses   17,144    20,891
  Current Income Taxes Payable                              504
  Deferred Income Taxes Payable                 4,139     5,216
  Customer Deposits and Advance Payments        5,977     5,353
  Bank Debt                                    46,678    51,451
  Other Debt                                      216     1,672
                                               -------  -------
                                               74,516    85,087
  Shareholders' Equity:
  Common Stock, Class A, Par Value $.50 Per
     Share-Authorized 25,000,000 shares:
     5,361,761 Shares Issued                    2,681     2,681
  Common Stock, Class B, Par Value $.50 Per
     Share-Authorized 25,000,000 shares:
     6,636,761 Shares Issued at December 31,
     1994 and 5,361,761 Shares Issued at
     March 31, 1994                             3,318     2,681
  Additional Paid in Capital                   14,700     1,101
  Retained Earnings                       73,877    66,595
                                               -------  --------
                                               94,576    73,058
  Less Treasury Shares at Cost,
  Class A Common Stock, 1,217,653 Shares
     at December 31, 1994 and 1,226,653
     Shares at March 31, 1994                  (7,349)   (7,329)

  Class B Common Stock, 1,043,731 Shares
     at December 31, 1994 and 1,059,831
     Shares at March 31, 1994                  (5,809)   (5,899)
                                               -------   -------
                                               81,418    59,830
                                               -------  --------
  Total Liabilities and Shareholders' Equity $155,934  $144,917
                                               =======  ========
  See Notes to Consolidated Financial Statements

              AARON RENTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)


                        Three Months Ended   Nine Months Ended
                        ------------------   -----------------
                            December 31,       December 31,
                        ------------------   -----------------
                           1994      1993      1994      1993
                         -----------------   -----------------
                         (in thousands, except per share amounts)

  REVENUES:
    Rentals and Fees     $ 43,648  $ 33,224  $127,995  $ 91,864
    Sales                  12,283    12,303    39,875    39,037
    Other                     580       174     1,471       867
                          -------   -------   -------   -------
                           56,511    45,701   169,341   131,768
                          -------   -------   -------   -------
  COSTS AND EXPENSES:
    Cost of Sales           8,830     8,964    28,772    28,674
    Operating Expenses     28,788    22,688    85,464    65,023
    Depreciation of
      Rental Merchandise   13,481     9,831    39,912    26,257
    Interest                  774       551     2,185     1,445
                           ------   -------   -------   -------
                           51,873    42,034   156,333   121,399
                          -------   -------   -------   -------

  EARNINGS BEFORE TAXES     4,638     3,667    13,008    10,369

  INCOME TAXES              1,765     1,477     5,021     4,292
                          -------   -------   -------   -------

  NET EARNINGS           $  2,873  $  2,190  $  7,987  $  6,077
                          -------   -------   -------   -------

  EARNINGS PER SHARE     $    .29  $    .25  $    .81  $    .70
                          -------   -------   -------   -------

  CASH DIVIDENDS DECLARED
    PER SHARE
   Class A Common Stock  $    .02  $    .03  $    .05  $    .06
                          -------   -------   -------   -------
   Class B Common Stock  $    .05  $    .04  $    .09  $    .08
                          -------   -------   -------   -------
  WEIGHTED AVERAGE
    SHARES OUTSTANDING     10,033     8,699     9,884     8,713
                          =======   =======   =======   =======

  See Notes to Consolidated Financial Statements

              AARON RENTS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                  Nine Months Ended
                                                  -----------------
                                                     December 31,
                                                  -----------------
                                                    1994     1993
                                                  -------   -------
                                                    (in thousands)
  OPERATING ACTIVITIES:

  Net earnings                                    $ 7,987 $  6,077
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:

  Depreciation and amortization                    43,317   28,914
  (Decrease) increase in deferred taxes            (1,077)     171
  Decrease in accounts payable
    and accrued expenses                           (4,584)    (948)
  (Increase) decrease in accounts receivable       (2,047)     103
  Other changes, net                                2,609    1,466
                                                   ------   ------
    Cash provided by operating activities          46,205   35,783
                                                   ------   ------

  INVESTING ACTIVITIES:

  Additions to property, plant and equipment       (9,133)  (6,471)
  Book value of property retired or sold              709      529
  Additions to rental merchandise                 (75,021) (73,980)
  Book value of rental merchandise sold            29,610   38,115
  Contracts and other assets acquired                      (10,861)
                                                   ------   ------
    Cash used by investing activities             (53,835) (52,668)
                                                   ------   ------

  FINANCING ACTIVITIES:

  (Decrease) increase in bank debt                 (4,773)  19,153
  Decrease in other debt                           (1,456)  (1,185)
  Acquisition of treasury stock                      (143)  (1,042)
  Sale of common stock                             14,140
  Issuance of stock under stock option plan           215      260
  Dividends paid                                     (347)    (295)
                                                   ------   ------
    Cash provided by financing activities           7,636   16,891
                                                   ------   ------

  INCREASE IN CASH                                $     6  $     6
                                                   ------   ------

  See Notes to Consolidated Financial Statements

              AARON RENTS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


  Principles of Consolidation:

     The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Interim Financial Statements:

     The Consolidated Balance Sheet as of December 31, 1994, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended December 31, 1994 and 1993, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1994. The results of operations for the period ended December 31, 1994, are not necessarily indicative of the operating results for the full year.

  Public Offering of Stock:

     On May 2, 1994, the Company issued through a public offering, 1,275,000 shares of Class B Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $14.1 million. The net proceeds were used to reduce bank debt.

  Amendment to Revolving Credit Agreement:

     On January 6, 1995, the Company amended its Revolving Credit Agreement adding a third bank and increasing available borrowings from $60,000,000 to $75,000,000, and changed certain covenants in the credit agreement. The terms and pricing under the credit agreement remained either unchanged or were at new terms more favorable to the Company.

                PART I - FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations

  Results of Operations:

  Third quarter of fiscal year 1995 compared to third quarter of fiscal year 1994:

     Total revenues for the third quarter of fiscal year 1995 increased $10.8 million (23.7%) to $56.5 million from $45.7 million for the same period a year ago. This increase in revenues is primarily due to a $10.4 million (31.4%) increase in rentals and fees income. Of this increase in rentals and fees income, $6.3 million is attributed to Aaron's Rental Purchase stores in which rental revenues increased 50.7% to $18.8 million in the third quarter of 1995 compared to $12.5 million for the same quarter a year ago. Rental revenues from the Company's rent-to-rent operations increased $4.1 million (19.8%) during the same period.

     Revenues from sales decreased $20,000 to $12.3 million compared to $12.3 million for the same period last year.

     Other revenues in the third quarter 1995 were $580,000 compared to $174,000 a year ago. Included in other revenues is franchise and royalty fee income from franchised operations. This income for the current quarter was $226,000 compared to $84,000 for the same period a year ago.

     Cost of sales decreased $134,000 to $8.8 million compared to $9.0 million for the third quarter last year. As a percentage of sales, cost of sales were 71.9% in the third quarter of fiscal year 1995 compared to 72.9% for the quarter a year ago. This lower percentage is due to better margins in fiscal year 1995 on the sale of rental return furniture.

     Operating expenses increased $6.1 million (26.9%) to $28.8 million compared to $22.7 million a year ago. As a percentage of total revenues, operating expenses were 50.9% in the third quarter of fiscal year 1995 compared to 49.6% for the same quarter a year ago. The higher percentage in fiscal year 1995 is primarily due to the growth of the Company's rental purchase operations, which has higher operating expenses as a percentage of revenues than the Company's other operations. The higher operating expenses in the rental purchase division is due to expenditures related to the opening of new stores.

     Depreciation of rental merchandise increased $3.7 million (37.1%) to $13.5 million from $9.8 million last year, and as a percentage of total rentals and fees increased to 30.9% in the current quarter from 29.6% for the same quarter a year ago. This increase is primarily due to the growth of the Company's rental purchase operations, in which merchandise is depreciated at faster rates to coincide with shorter contract terms.

     Interest expense increased $223,000 (40.5%) to $774,000 in the third quarter for fiscal year 1995 compared to $551,000 for the same quarter last year. The increase in interest expense was due to increased borrowing rates in the current quarter.

     Income tax expense increased $288,000 (19.5%) to $1.8 million compared to $1.5 million a year ago, and the Company's effective tax rate was 38.1% for the third quarter of fiscal year 1995 compared to 40.3% in the previous year's quarter. The decrease in the effective tax rate is due to lower amounts provided in fiscal year 1995 for permanent differences.

     As a result, net earnings increased $683,000 (31.2%) to $2.9 million in the third quarter of fiscal year 1995 compared to $2.2 million a year ago. As a percentage of total revenues, net earnings were 5.1% in the current year quarter compared to 4.8% a year ago.

     The weighted average number of shares outstanding during the third quarter of fiscal year 1995 was 10,033,000 compared to 8,699,000 for the same period last year. The increase in the number of shares is due to the issuance of 1,275,000 shares of Class B Common Stock on May 2, 1994.


  Nine months of fiscal year 1995 compared to nine months of fiscal year 1994:

     Total revenues for the nine months of fiscal year 1995 increased $37.6 million (28.5%) to $169.3 million from $131.8 million for the same period a year ago. This increase in revenues is primarily due to a $36.1 million (39.3%) increase in rentals and fees income. Of this increase in rentals and fees income, $20.9 million is attributed to Aaron's Rental Purchase stores in which rental revenues increased 65.3% to $53.0 million in the first nine months of 1995 compared to $32.1 million for the same period a year ago. Rental revenues from the Company's rent-to-rent operations increased $15.2 million (25.4%) during the same period.

     Revenues from sales increased $838,000 (2.1%) to $39.9 million compared to $39.0 million for the same period last year. This increase is due to increased sales of rental return furniture.

     Other revenues in the nine months of 1995 were $1.5 million compared to $867,000 a year ago. Included in other revenues is franchise and royalty fee income from franchised operations. This income for the first nine months of fiscal year 1995 was $551,000 compared to $290,000 for the same period a year ago.

     Cost of sales increased $98,000 to $28.8 million compared to $28.7 million for the nine months last year, and as a percentage of sales decreased to 72.2% from 73.5%. The improvement in gross margins is primarily due to improved margins on the sale of rental return furniture.

     Operating expenses increased $20.4 million (31.4%) to $85.5 million compared to $65.0 million a year ago. As a percentage of total revenues, operating expenses were 50.5% for the first nine months of fiscal year 1995 compared to 49.3% for the same period a year ago. This increase was primarily due to the Company selling its Ball Stalker subsidiary in June 1993, which had lower operating expenses as a percentage of revenues than the Company's rental and rental purchase operations.

     Depreciation of rental merchandise increased $13.7 million (52.0%) to $39.9 million from $26.3 million last year, and as a percentage of total rentals and fees increased to 31.2% for the nine month period from 28.6% for the same period a year ago. This increase is primarily due to the growth of the Company's rental purchase operations, in which merchandise is depreciated at faster rates to coincide with shorter contract terms.

     Interest expense increased $740,000 (51.2%) to $2.2 million for the first nine months of fiscal year 1995 compared to $1.4 million for the same period last year. The increase in interest expense is due to higher debt levels and increased borrowing rates in the first nine months of fiscal year 1995.

     Income tax expense increased $729,000 (17.0%) to $5.0 million compared to $4.3 million a year ago, and the Company's effective tax rate was 38.6% for the first nine months of fiscal year 1995 compared to 41.4% in the previous year's period. The decrease in the effective tax rate is due to lower amounts provided in fiscal year 1995 for permanent differences.

     As a result, net earnings increased $1.9 million (31.4%) to $8.0 million for the first nine months of fiscal year 1995 compared to $6.1 million a year ago. As a percentage of total revenues, net earnings were 4.7% in the current year period compared to 4.6% during the same period a year ago.

     The weighted average number of shares outstanding during the first nine months of fiscal year 1995 was 9,884,000 compared to 8,713,000 for the first nine month period last year. The increase in the number of shares is due to the issuance of 1,275,000 shares of Class B Common Stock on May 2, 1994.


  Liquidity and Capital Resources:

     On May 2, 1994, the Company issued through a public offering 1,275,000 shares of Class B Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $14.1 million. The net proceeds were used to reduce bank debt.

     During the first quarter of fiscal year 1995, the Company declared a semi-annual dividend payable on July 7, 1994 of $.03 per share on Class A Common Stock and $.04 per share on Class B
  Common Stock.

     During the third quarter of fiscal year 1995, the Company declared a semi-annual dividend payable on January 2, 1995 of $.02 per share on Class A Common Stock and $.05 per share on Class B Common Stock.

     On January 6, 1995, the Company amended its Revolving Credit Agreement adding a third bank and increasing available borrowings from $60,000,000 to $75,000,000, and changed certain covenants in the credit agreement. The terms and pricing under the credit agreement remained either unchanged or were at new terms more favorable to the Company.

     Management believes its expected cash flow from operations, proceeds from the sale of rental return merchandise, bank borrowings, and vendor credit are adequate to supply short-term capital needs, and that it has the ability to obtain additional long-term capital if needed.

  PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K:


     (a)  The following exhibits are furnished herewith:

  Exhibit
  Number       Description of Exhibit                  Page No.

  10(a)        Amended and Restated Revolving Credit
               and Term Loan Agreement, dated January
               6, 1995

  10(b)        Letter agreements dated November 14,
               1994, between Trust Company Bank and
               the Company and November 21, 1994
               between Bank of America and the
               Company regarding an Interest
               Rate Swap Transaction

  11      Computation of Earnings Per Share

  27      Final Data Schedule

     (b) No reports on Form 8-K were filed by the Registrant during the nine months ended December 31, 1994.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AARON RENTS, INC.
                                              (Registrant)



  Date -   February 13, 1995            /s/ GILBERT L. DANIELSON

                                           Gilbert L. Danielson
                                           Vice President, Finance
                                           Chief Financial Officer




  Date -   February 13, 1995            /s/ ROBERT P. SINCLAIR, JR.

                                           Robert P. Sinclair, Jr.
                                           Controller



    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AARON RENTS, INC.
                                          (Registrant)



  Date -   February 13, 1995      /s/

                                          Gilbert L. Danielson
                                          Vice President, Finance
                                          Chief Financial Officer




  Date -   February 13, 1995          /s/

                                          Robert P. Sinclair, Jr.
                                          Controller