Form 10-K/A
period 1994-03-31
AARON RENTS INC
filed 1995-04-25
CIK 706688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the fiscal year ended               Commission File No.
          March 31, 1994                          0-12385
                              Aaron Rents, Inc.
          (Exact name of registrant as specified in its charter)

          Georgia                            58-0687630
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     309 East Paces Ferry Rd.,N.E.
     Atlanta, Georgia                             30305-2377
     (Address of principal executive offices)     (Zip Code)

              Registrant's telephone number, including area code:
                                 (404) 231-0011

        Securities registered pursuant to Section 12(b) of the Act:None
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                      Class A Common Stock, $.50 Par Value
                      Class B Common Stock, $.50 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1994: $21,879,344 See Item 12.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                             Shares Outstanding as of
     Title of Each Class                     June 11, 1994
     Class A Common Stock, $.50 Par Value    4,142,108
     Class B Common Stock, $.50 Par Value    5,578,930

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1994 Annual Report to Shareholders for the year ended March 31, 1994 are incorporated by reference into Part II of this Form 10-K/A.

Portions of the registrant's definitive proxy statement for the 1994 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K/A.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
                                                                  Reference
                                                                  Page 1994
                                                       Form 10-K  Annual Report

(a)1.Consolidated Financial Statements

     The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's 1994 Annual Report to Shareholders.

     Consolidated Balance Sheets - March 31, 1994 and 1993               16
     Consolidated Statements of Earnings - Years Ended
     March 31, 1994, 1993 and 1992.                                      17

     Consolidated Statements of Shareholders' Equity - Years Ended
     March 31, 1994, 1993 and 1992.                                      17
     Consolidated Statements of Cash Flows - Years Ended
     March 31, 1994, 1993 and 1992.                                      18
     Notes to Consolidated Financial Statements                          19-22
     Report of Independent Auditors                                      22

  2. Consolidated Financial Statement Schedules

     Schedule II   Amounts receivable from related parties
                   and underwriters, promoters, and employees
                   other than related parties.                  19
     Schedule V  - Property, Plant and Equipment                20
     Schedule VI - Accumulated Depreciation of Property, Plant
                   and Equipment                                21
     Schedule IX - Short-Term Borrowings                        22
     Schedule X  - Supplementary Income Statement Information   23

     All other schedules not listed above have been omitted because they are inapplicable or the required information is included in financial statements or notes thereto.

  3. Exhibits

Exhibit No.                  Description of Exhibit
     3 (a) Amended and Restated Articles of Incorporation of the Company,filed as Exhibit 2.1.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 22, 1992 (the "Form 8-A"), which exhibit is by this reference incorporated herein.

     3  (b)  By-laws of the Company, filed as Exhibit 2.2 to the Form 8-A, which exhibit is by this reference incorporated herein.

     3  (c)  Articles of Amendment to the Company's Amended and Restated
             Articles of Incorporation, effective October 30, 1992, filed as Exhibit A to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, which exhibit is by this reference incorporated herein.

     3  (d)  Articles of Amendment to the Company's Amended and Restated
             Articles of Incorporation, effective November 11, 1993, filed as
             Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 (the "December 31, 1993 10-Q), which exhibit is by this reference incorporated herein.

     4       See Exhibit 3(a) through 3(d).

     10 (a)  Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as
             Exhibit 4 (a) to the Company's Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

     10 (b) Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4 (a) to the Company's Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

     10 (c) Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 27, 1992 and First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 7, 1992, filed as Exhibit 10(c) to the Company's Form 10-K for the year ended March 31, 1993, which exhibit is by this reference incorporated herein.

     10 (d) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1993, filed as Exhibit 10(d) to the December 31, 1993 10-Q, which exhibit is by this reference incorporated herein; and Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 2, 1994, filed as Exhibit 10(d) to the December 31, 1993 10-Q, which exhibit is by this reference incorporated herein.

     11      Computation of Earnings Per Share.

     13 Aaron Rents, Inc. 1994 Annual Report to Shareholders. With the exception of information expressly incorporated herein by direct reference thereto, the 1994 Annual Report to Shareholders is not deemed to be filed as a part of this Annual Report on Form 10-K.

     13 (a) Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements of the Registrant from Aaron Rents, Inc. 1994 Annual Report to Shareholders.

     21      Subsidiaries of the Registrant

     23      Consent of Ernst & Young

     99 Aaron Rents, Inc. 1993 Annual Report to Employees Retirement Plan and Trust (Annual Report on Form 11-K).

     *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.
(b)  Reports on Form 8-K-none
(c)  Exhibits listed in item 14(a)(3) are included elsewhere in this Report.
(d) The financial statement schedules listed in item 14 (a) (2) above are included elsewhere in this report.