Form 10-K
period 1995-03-31
AARON RENTS INC
filed 1995-06-29
CIK 706688

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

        For the fiscal year ended                  Commission File No.
        -------------------------                  -------------------
             March 31, 1995                              0-12385
                               Aaron Rents, Inc.
                               -----------------
            (Exact name of registrant as specified in its charter)

                Georgia                              58-0687630
                -------                              ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


        309 E. Paces Ferry Road, N.E.
              Atlanta, Georgia                        30305-2377
              ----------------                        ----------
    (Address of principal executive offices)          (Zip Code)

              Registrant's telephone number, including area code:
              --------------------------------------------------
                                 (404) 231-0011

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                              -------------------
                      Class A Common Stock, $.50 Par Value
                      Class B Common Stock, $.50 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                -----      -----

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 9, 1995: $23,826,661 See Item 12.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding as of
Title of Each Class                             June 9, 1995
- -------------------                             ------------
Class A Common Stock, $.50 Par Value            4,022,263
Class B Common Stock, $.50 Par Value            5,692,730

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders for the year ended March 31, 1995 are incorporated by reference into Part II of this Form 10-K.

Portions of the registrant's definitive proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.
- ------

Item 1.  Business

GENERAL

   Aaron Rents is one of the leading furniture rental companies in the United States and has a growing and distinct presence in the rental purchase industry. The Company rents and sells residential and office furniture and accessories, consumer electronics, household appliances and business equipment. By manufacturing its own specially designed residential and office furniture, the Company enjoys an advantage over many of its competitors. Through its rent-to-rent and rental purchase operations, the Company serves a broad range of customers, including customers with temporary needs, customers who want the option but not the obligation to purchase merchandise, and consumers financially unable to purchase merchandise for cash or on credit. Cost-conscious consumers can buy rental return merchandise at any of the Company's rental purchase or rent-to-rent stores or at one of the Company's clearance centers. These sales allow the Company to maximize the residual value of its rental return merchandise.

   Aaron Rents at March 31, 1995 had 203 Company operated stores and 26 franchised stores in 21 states, including 98 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division, 96 Company operated rental purchase stores in its Aaron's Rental Purchase division, 26 Aaron's Rental Purchase franchised stores, and 9 clearance sales stores in its Aaron Rents' Rent-to-Rent division. Aaron Rents stores are located primarily in the Southeast and Southwest. While each store has a principal focus (rent-to-rent, rental purchase or clearance sales), all stores give customers the option to rent only, to rent to purchase, or to purchase any of the store's merchandise. The Company expects to develop or acquire additional stores in clusters to achieve marketing, distribution and other operating efficiencies. The Company franchises Aaron's Rental Purchase stores in selected markets. The Company also owns five furniture manufacturing plants and four bedding manufacturing facilities, which supply approximately 39% of the furniture rented or sold by the Company.

   Beginning in 1990, the Company undertook a strategic plan to restructure significant aspects of its operations and to concentrate on development of its Aaron's Rental Purchase concept. The Company sold or closed its rent-to-rent and clearance sales operations in the Northeast and California in order to concentrate operations in the Southeast and Southwest, which it believed offered the best opportunities for profitable growth. The Company in fiscal year 1994 sold its unprofitable Ball Stalker subsidiary which was engaged in the sale of contract office furniture. The Company also reorganized its management structure (including hiring additional personnel) to support anticipated new growth, implemented profit-based compensation plans at both store and operations management levels and decentralized certain store operations functions to ensure continued high quality services to customers as the Company's business expanded.

   In 1992, the Company accelerated development of its distinctive Aaron's Rental Purchase concept to increase its share of the growing rent-to-own industry. The Company took this opportunity to introduce innovative programs and approaches that would differentiate the Company's rental purchase program from the typical rent-to-own programs of its competitors. The Company's innovations included offering 12-month rental purchase contract terms (compared to the industry standard 18 to 24 months), larger and more attractive store showrooms in more appealing locations, and a wider selection of merchandise. At fiscal year end the Company had opened 75 rental purchase stores since 1990, including 53 stores since March 31, 1993. To address opportunities primarily in non-metropolitan areas where the Company-operated stores would be difficult to manage efficiently, the Company began its Aaron's Rental Purchase franchise program in 1992.

   For the twelve months ended March 31, 1995, in the Company's rent-to-rent and rental purchase stores, approximately 37% of its volume of business was the rental of furniture and accessories, approximately 21% was the sale of rental and other merchandise, and 42% was rental purchase. The rent-to-rent portion of the business (including the sale of rental return merchandise) is mature and stable, and accounts for approximately 64% of the Company's total revenues. At March 31, 1995, the Company's 203 stores had an aggregate showroom and warehouse space of approximately 2.8 million square feet, and approximately 70% of the Company's rental merchandise inventory was on rent.

The Rent-to-Own Industry

   The Company believes its rental purchase concept differs significantly from the typical rent-to-own program. The rent-to-own industry is a growing segment of the retail industry that offers an alternative to traditional methods of acquiring furniture, electronics and appliances. The rent-to-own concept is particularly popular with consumers who are unable to pay for merchandise in cash or who lack the credit to qualify under conventional financing programs.
It is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise, or desire to try out a particular brand or model before purchasing it. Historically, electronic goods have been the dominant product category rented and sold in the industry although furniture items are growing rapidly in popularity.

   In the typical rent-to-own transaction, the customer seeks to acquire merchandise over a fixed term, usually 18 to 24 months, by making weekly rental payments. The customer may cancel the contract at any time by returning the merchandise to the store, with no further rental obligation. The average rental period in the industry is about four months, as the majority of customers do not rent the item to the full term of the contract. If the customer rents the item to the full term, he obtains ownership of the item, though he has the option to purchase it any time.

   The estimated potential size of the United States rent-to-own market is 13 million households-those households with earnings of less than $25,000 per year-of which only 3.4 million are being served currently by the industry. According to the 1994 survey of the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there were approximately 7,500 rent-to-own stores in the United States, 40% of which were owned or franchised by companies having 25 or more stores. Industry-wide revenues are believed to have been approximately $4.5 billion in 1993.
APRO reports that the industry experienced rapid growth in the 1980's, and grew at an estimated annual rate of 15% from 1992 to 1993.

   Rent-to-own transactions currently are regulated at the state level by 42 states. See "Government Regulation."

The Rent-to-Rent Industry

   The rent-to-rent industry serves both residential and business customers who generally have immediate, temporary needs for office or residential merchandise but who generally do not seek to own the merchandise. Residential rental customers include both individual residents seeking to rent merchandise for their own homes and apartments, and apartment complex managers seeking to provide furnished apartments. Business customers range from small businesses and professionals who are in need of office furnishings but need to conserve capital, to large corporations with temporary or seasonal needs.

   In the typical rent-to-rent transaction, the customer agrees to rent one or more items for a minimum of four months, which may be extended by the customer on a month-to-month basis. Although most rental contracts give the customer the option of purchasing the rented item, most customers do not enter into the transaction with the desire to own the rented merchandise.

   The furniture component of the rent-to-rent industry is estimated to be approximately $500 million in annual rental revenues. Although in general the rent-to-rent industry is mature, the Company believes that there is growth potential in the office furniture segments. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to fulfill temporary needs. The industry is highly competitive and consolidating, with only a handful of companies accounting for a substantial share of the market.

Operating Divisions

Rental Purchase-Aaron's Rental Purchase

   The Company established its Aaron's Rental Purchase division with stand-alone stores in 1987, accelerated its expansion of the stores in 1990, and at March 31, 1995 had 96 Company-operated and 26 franchised Aaron's Rental Purchase stores. The Company has clearly defined its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and contract terms, and the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

   Compared to the typical rent-to-own store, Aaron's Rental Purchase stores offer shorter contract terms which are payable on a monthly basis and have generally lower total payments to acquire merchandise. Aaron's Rental Purchase stores offer a larger selection of merchandise in general and a greater percentage of furniture merchandise in particular, and have a larger and more visually appealing store layout. The Company believes that its rental purchase customers demand and can afford both higher quality merchandise and more competitive pricing on total contract terms compared to the typical rent-to-own customer.

   The Company's rental purchase operations differ from its traditional rent-to-rent business. A typical rental purchase customer, while usually lacking the cash or credit resources to acquire merchandise, desires the option of ownership and may have the intention to utilize rental purchase to achieve ownership. Accordingly, in rental purchase transactions, the customer is willing to pay a higher monthly payment for the ownership option, as compared to the rent-to-rent customer. Typically, the Company's rental purchase customers are more style and brand name conscious than rent-to-rent customers who regard the merchandise as temporary. Aaron's Rental Purchase stores are attractively appointed and are typically in or near a shopping center strategically located near the residences of its target customers, as opposed to the rent-to-rent store typical location in an office park that services destination customers from a broad geographical area.

   The Company's rental purchase transactions differ from sales by home furnishings retailers in that rental purchase allows the option, but not the obligation, to purchase merchandise while paying a similar "all-in" contract price. Rental purchase allows the customer to have the item serviced free of charge or replaced at any time during the rental contract, and allows the Company to re-rent an item to another customer if the contract does not go to term. The Company also believes that rental purchase contracts have fewer merchandise losses, as the customer is more likely to return merchandise that he knows he does not own.

   The Company's rental purchase store layout consists of a combination showroom and warehouse, ranging from 3,750 to 30,000 square feet, with an average of 9,300 total square feet. The stores are strategically located in or near shopping centers within ten miles of the residential communities of a large number of its target customers. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the Company's MacTavish Furniture Industries division. Aaron's Rental Purchase stores also offer jewelry and computers.

   Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Over 78% of the Company's rental purchase contracts have monthly payments as compared to the industry standard weekly payments, and most monthly contracts are for 12 months compared to the industry standard of 18 to 24 months. Approximately 33% of Aaron's Rental Purchase contracts go to term, in contrast to the industry average of 23%. The merchandise from the contracts that do not go to term is either re-rented or sold.

   In selecting new locations for Aaron's Rental Purchase stores, the Company generally looks for locations near established working class neighborhoods and communities with good access, typically in well-maintained strip shopping centers. Many of the Company's stores are placed near existing rent-to-own stores of competitors.

   Each rental purchase store maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within 15 miles of the store.

   Franchise Program. The Company began franchising Aaron's Rental Purchase stores in selected smaller markets in 1992. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no current plans to expand. Franchised stores operate under the same financial controls and audits as Company-operated stores and process their financial and inventory information on the information system that was developed and can be accessed by the Company. On a weekly basis, franchisees pay a continuing licensing fee of 5% of gross revenues, and purchase much of their rental purchase inventory through or from the Company. The Company provides its franchisees with considerable support, including site selection, advertising, collection procedures and store operating procedures. The Company has an arrangement with a major financial institution to provide financing to qualifying franchisees to assist with the establishment and operation of their stores. As of March 31, 1995, 63 Aaron's Rental Purchase franchises had been awarded. Each of the 26 franchise stores which has commenced operations as of March 31, 1995 has been successful.

Rent-to-Rent-- Aaron Rents and Sells Furniture

   The Company has been in the rent-to-rent business for over 40 years and is one of the largest furniture rent-to-rent companies in the United States. The rent-to-rent business remains the Company's core business. and accounted for 64% of the Company's total revenues for the fiscal year ended March 31, 1995, even though the Company's rental purchase business is expanding rapidly. The Company rents new and rental return merchandise to both the residential and the office segments of the rent-to-rent industry, with approximately two-thirds of its rental revenues generated from residential rentals.

   Rental contracts typically give the customer the option to purchase the merchandise rented, though few customers exercise the purchase option. Items held for rent, whether new or rental return, are also available for purchase and rental purchase at all rent-to-rent stores.

   The Company's typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 17,000 square feet. Each residential showroom features attractive displays of dining-room, living-room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas, business equipment and accessories. The Company believes that having a warehouse next to each showroom permits the store manager to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer, and gives the Company an advantage over many of its competitors in the rent-to-rent market who do not have attached warehouses.

   Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. The Company believes that its ability to deliver office furniture and equipment to its office customers quickly and efficiently gives the Company an advantage over general office furniture retailers who often require several weeks to effect delivery.

   As of the end of the fiscal year 1995, the Company had 98 rent-to-rent store locations, primarily in the Southeastern and Southwestern United States.

Clearance Sales-Aaron Sells Furniture

   The Aaron Rents' Rent-to-Rent division's 9 clearance stores serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, though they also sell new merchandise. Sales by the division's stores, together with sales at the clearance centers located in most of the Company's rental purchase and rent-to-rent stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise. The Company will continue to promote such sales, although it does not expect to increase the number of clearance stores in the foreseeable future.

   The Company generally sells rental return merchandise at or above its book value (cost less depreciation) plus selling expenses, a price which is usually considerably lower than the price for comparable new merchandise. Most merchandise held for sale in clearance stores may also be acquired through a rental purchase option. Because new merchandise is sold at the same location as rental return merchandise, the Company has the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.

Furniture Manufacturing

   The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styles and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 376,800 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent
upon third party suppliers.   The Company's MacTavish Furniture Industries
division has manufactured furniture for the Company's rental stores since 1971. The division has five manufacturing plants and four bedding manufacturing facilities which supply 45% of the Company's rent-to-rent furniture and bedding needs and 62% of rental purchase furniture and bedding needs. Overall, approximately 47% of the furniture rented or sold by the Company is manufactured by MacTavish Furniture Industries. The Company's manufacturing plants have the capacity to meet the Company's needs for such furniture for the foreseeable
future.   The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers.

   MacTavish Furniture Industries manufactures upholstered living-room furniture (including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leather), bedding (including standard sizes of mattresses and box springs), upholstered office furniture, bedroom furniture (including bedroom sets, headboards, dressers, mirrors, chests and night tables), and cocktail, sofa and end tables. The Company has designed special features for the furniture it manufactures, which make its furniture more durable than furniture purchased from third parties. These features include wrench-disassembly (or knock-down) construction of upholstered furniture products for easy replacement of worn or damaged parts at lower cost; standardization of components; reduction of parts and features susceptible to wear or damage; and durable, soil-resistant fabrics and solid-hardwood frames for longer life and higher residual value. The Company also manufactures replacement covers for all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

   The principal raw materials used in manufacturing are fabric, foam, wire-innerspring assemblies, cotton liners and hardwoods. All of these materials are purchased in the open market from sources not affiliated with the Company. The Company is not dependent on any single supplier, and none of the raw materials are in short supply. The Company generally maintains a three or four week inventory of such materials.

Other Rental and Sales Operations

   To supplement its rental purchase, rent-to-rent and sales operations, the Company also operates three smaller divisions: Aaron Rents Business Equipment, Aaron Rents Convention Furnishings and Aaron Rents Housewares and Linens. The Aaron Rents Business Equipment division's three stores offer business equipment (such as computers, copy machines, fax machines, word processors and paper shredders) for rental, rental purchase and purchase. The Aaron Rents Convention Furnishings division specializes in supplying conventions and events of various sizes with furniture (such as tables, chairs, desks and sofas) on a temporary basis. The Aaron Rents

Housewares and Linens division supplies many of the Company's rent-to-rent stores with a selection of common household and linen items to complement the store's other items of merchandise.

Store Operations

Management

   The Company's rent-to-rent stores are managed by the President of the division and is organized geographically into four regions, each supervised by a vice-president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase division is managed separately by the President of the division, who has four regional managers performing similar responsibilities.

   Stores are directly supervised by 32 regional or district managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether is should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

   Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, manufacturing, employee training, and new store site selection for the Company-operated stores. The Company's internal audit department conducts periodic audits of every store, including monthly audits of Company-operated and franchised rental purchase stores, and semiannual audits of other Company stores. The Company's business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses vigilantly to contain costs. All invoices are paid out of the Company's headquarters in order to enhance fiscal accountability. The Company believes that its careful attention to the expense side of its operations has enabled it to maintain financial stability and profitability even during periods of declining revenues.

Management Information Systems

   The Company utilizes computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software developed by the Company, each of the Company's stores is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. At the store level, the store manager is better able to track inventory on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing and match customer needs with available inventory.

Contract Approval, Renewal and Collection

   One of the keys to the Company's success is its ability to achieve timely cash collections. Individual store managers utilize the Company's computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their rental payments are due in order to encourage customers to keep their contracts current and in force (rather than having to return the merchandise for non-payment of rent) and to renew their contracts for an additional rental period. Careful attention to cash collections is particularly important in the rental purchase operations, where the customer typically has the option to cancel the contract at any time and each payment is considered a renewal of the contract rather than a collection of a receivable.

   Each rent-to-rent store performs a credit check on most of its residential and business customers. The Company generally performs no formal credit check with respect to rental purchase customers other than to verify employment or other reliable sources of income and personal references supplied by the customer because the Company does not extend credit to rental purchase customers. All of the Company's rental contracts for residential and office merchandise require rental payments in advance, and the merchandise normally is picked up if a payment is significantly in arrears. Net bad debt losses from rentals as a percentage of rental revenues were approximately 2.3%, 2.2% and 2.6% for the fiscal years ended March 31, 1995, 1994, and 1993, respectively. For the same periods, net merchandise shrinkage as a percentage of rental revenues was 2.7%, 2.1% and 2.0%, respectively. The Company's collection and repossession policies comply with governing legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

Customer Service

   The Company believes that customer service is one of the most important elements in the success of its rent-to-rent and rental purchase businesses. Customer satisfaction is critical because the customer usually has the option of returning the rented merchandise at any time. The Company's goal is to make its customers feel positive about the Company and its products from the moment they enter the Company's showrooms. Rented items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, the Company fosters relationships with existing customers to attract recurring business, and many new rental and rental purchase contracts are attributable to repeat customers.

   Because of the importance of customer service, the Company believes that a prerequisite for successful operations and growth is skilled, effective employees who value the Company's customers and project a genuine desire to serve the customers' needs. The Company has a comprehensive employee training program at its Atlanta headquarters for all rent-to-rent store managers and employees covering all areas of the Company's operations, with a heavy emphasis on customer service. Store managers and employees in the Aaron's Rental Purchase stores have similar training primarily on site by the division's training staff. The Company's policy of promoting from within aids in employee retention and commitment to the Company's customer service and other business philosophies, which also allows the Company to realize greater benefits from its employee training programs.

Purchasing and Distribution

   The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. With approval from the applicable operating management, store managers send their orders to the purchasing department at headquarters. The purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores.
Virtually all merchandise for the Company's stores is purchased by the Company's five buyers, three of whom are solely responsible for rental purchase merchandise.

   The Company purchases the majority of its merchandise directly from manufacturers, with the balance from local distributors. The Company's largest supplier is its MacTavish Furniture Industries manufacturing division, which supplies approximately 47% of the furniture rented or sold by the Company. The Company has no long-term contracts for the purchase of merchandise and believes that its relationships with suppliers are excellent.

   All rent-to-rent merchandise is shipped by vendors directly to each store's attached warehouse. Most rental purchase merchandise is shipped directly to the stores, and a portion is shipped to the distribution centers in Auburndale, Florida and Duluth, Georgia where it is held until needed. Weekly deliveries to individual stores are made by contract carrier and by the Company's two tractor-trailers.

   The Aaron's Rental Purchase division has distribution centers in Auburndale, Florida and Duluth, Georgia to serve its rental purchase stores located in Florida and Georgia. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores.
Stores served by the distribution centers no longer receive merchandise directly from vendors. Vendors ship directly to the distribution centers, and stores order directly from the distribution centers. Distribution centers result in freight savings from truckload discounts and a more efficient distribution of rental purchase merchandise. The Company expects to open additional distribution centers near other clusters of its rental purchase stores in the near future.

Marketing and Advertising

   In its rental purchase operations, the Company relies heavily on store traffic and direct mail advertising to reach its target markets. Rental purchase stores are located within neighborhood communities, and will typically distribute mass mailings of promotional material every two weeks, with the goal of reaching every known household within a specified radius of each store at least 12 times per year. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, the Company also utilizes radio and television advertising.

   The Company markets its rent-to-rent operations primarily through brochures and personal contact with apartment complex managers and through distribution of promotional items to apartment residents. It also relies heavily on The Yellow Pages and local apartment-locator publications. The Company uses newspapers, radio, television, direct mail, trade publications and The Yellow Pages to reach its residential and office rental and sales customers. The Company believes that such advertising benefits its residential and office rental operations because of increased name recognition.

Competition

   The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. In the rent-to-own market, the Company competes with several larger companies.

   Although definitive industry statistics are not available, management believes that the Company is one of the largest furniture rental companies in the United States. Management also believes that it generally has a favorable competitive position in that industry because of its manufacturing and reconditioning capabilities, its prompt delivery and its commitment to customer service.

Government Regulation

   The Company believes that 42 states specifically regulate rent-to-own transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of those states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods.

   At the present time, no federal law specifically regulates the rent-to-own industry, although at least four bills are now pending in Congress. Two bills would mandate certain disclosures to customers similar to those required by most state legislation. The other two bills propose to regulate the industry by classifying rent-to-own transactions as credit sales, thus subjecting them to state and federal lending laws regarding interest rate caps, disclosure, repossession and collection practices, including the Federal Truth in Lending Act and Fair Credit Reporting Act.

   The Company's long-established policy in all states is to disclose the term of its rental purchase transactions as a matter of good business ethics and customer service. Although the Company is unable to predict the results of these or any additional regulatory initiatives, the Company does not believe that the existing and proposed regulations will have a material adverse impact on the Company's rental purchase or other operations.

Employees

   At March 31, 1995, the Company had 2,200 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

Item 2.  Properties

   The Company leases space for substantially all of its store and warehouse operations under operating leases expiring at various times through 2004. Most of the leases contain renewal options for additional periods ranging from two to ten years at rental rates generally adjusted on the basis of the consumer price index or other factors. For further information regarding the Company's store and warehouse leases, see Note F of the Notes to the Company's Consolidated Financial Statements.

   The Company owns six furniture manufacturing plants and operates four bedding facilities and two distribution centers. It manufactures wood bedroom furniture at an 80,000 square foot plant, and office furniture at a 91,000 square foot plant, both located on a four-acre site in Quincy, Florida, near Tallahassee. Three plants are located in a five-acre site in Coolidge, Georgia (approximately 200 miles south of Atlanta). Upholstered residential furniture is produced at an 80,000 square foot plant. A second plant of 45,000 square feet assembles chairs, manufactures leather upholstery, sleepers, and box springs and mattresses. A third plant of 19,600 square feet cuts and sews fabric for upholstered furniture. A frame milling operation and additional cutting and sewing are performed in a 12,000 square foot facility in Duluth, Georgia. The Company's bedding operations are located in Atlanta and Coolidge, Georgia, Houston, Texas, and Orlando, Florida. Distribution centers in Auburndale, Florida and Duluth, Georgia (40,000 square feet each) service the Aarons Rental Purchase division.

   The Company's executive and administrative offices occupy approximately 32,000 square feet in an 11 story, 70,000 square-foot building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging two years.

   All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

Item 3.  Legal Proceedings

   The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse impact upon its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

PART II
- -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

 (a) The information presented under the caption "Common Stock Market Prices and Dividends" on page 22 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference. The over-the-counter market quotations stated therein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

 (b) There were approximately 2,000 shareholders of record as of June 9, 1995.

 (c) The information presented under "Note D - Debt" on page 19 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference. During fiscal 1995, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

Item 6.  Selected Financial Data

  The information presented under the caption "Selected Financial Information" on page 12 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

  The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 16 through 22 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure
         Not applicable.

PART III
- --------

Item 10.  Directors and Executive Officers of the Registrant

  The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after March 31, 1995, with respect to the identity, background and
Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

Item 11.  Executive Compensation

  The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after March 31, 1995, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after March 31, 1995, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

  For purposes of determining the aggregate market value of the Company's voting stock held by non-affiliates, shares held by all directors and officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which person or entities may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions.

  The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after March 31, 1995, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

                                                                  Reference
                                                                  Page 1995
                                                   Form 10-K  Annual Report
                                                   ---------- -------------

(a)  1. Consolidated Financial Statements

        The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by referencefrom the Company's 1995 Annual Report to Shareholders.

        Consolidated Balance Sheets - March 31, 1995 and 1994         16
        Consolidated Statements of Earnings - Years Ended
        March 31, 1995, 1994 and 1993.                                17
        Consolidated Statements of Shareholders' Equity - Years Ended
        March 31, 1995, 1994 and 1993.                                17
        Consolidated Statements of Cash Flows - Years Ended
        March 31, 1995, 1994 and 1993.                                18
        Notes to Consolidated Financial Statements                    19-22
        Report of Independent Auditors                                22

     2. Consolidated Financial Statement Schedules

        All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

     3. Exhibits

    Exhibit No.                 Description of Exhibit
    -----------                 ----------------------
     3 (a) Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 2.1.1 to the Company's Registration Statement on Form 8-A filed with the Commission on October 22, 1992 (the "Form 8-A"), which exhibit is by this reference incorporated herein.

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

     3  (d)  Articles of Amendment to the Company's Amended and Restated
             Articles of Incorporation, effective November 11, 1993, filed as
             Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 which exhibit is by this reference incorporated herein.

     4       See Exhibits 3(a) through 3(d).

     10 (a)  Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as
             Exhibit 4 (a) to the Company's Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

     10 (b) Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4 (a) to the Company's Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

     10 (c) Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the "December 31, 1994 10-Q"), which exhibit is by this reference incorporated herein.

     10 (d) Letter Agreements dated November 14, 1994, between Trust Company Bank and the Company, and November 21, 1994 between Bank of America and the Company regarding an Interest Rate Swap Transaction, filed as Exhibit 10 (b) to the December 31, 1994 10-Q, which exhibit is by this reference incorporated herein.

     11      Computation of Earnings Per Share.

     13 Aaron Rents, Inc. 1995 Annual Report to Shareholders. With the exception of information expressly incorporated herein by direct reference thereto, the 1995 Annual Report to Shareholders is not deemed to be filed as a part of this Annual Report on Form 10-K.

     21      Subsidiaries of the Registrant

     23      Consent of Ernst & Young LLP

     27      Financial Data Schedule
     *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.
(b)  Reports on Form 8-K-none
(c)  Exhibits listed in item 14(a)(3) are included elsewhere in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of June, 1995.

                                AARON RENTS, INC.

                                By: /s/ Gilbert L. Danielson
                                   ----------------------------
                                Gilbert L. Danielson
                                Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28 day of June, 1995.

SIGNATURE                           TITLE
- ---------                           -----

/s/ R. Charles Loudermilk, Sr.      Chief Executive Officer
- -------------------------------     (Principal Executive Officer)
R. Charles Loudermilk,Sr.           and Chairman of the Board of Directors


/s/ Gilbert L. Danielson            Vice President, Finance, Chief
- -------------------------------     Financial Officer and Director,
Gilbert L. Danielson                (Principal Financial Officer)


/s/ John E. Aderhold                Director
- -------------------------------
John E. Aderhold

/s/ Leo Benatar                     Director
- -------------------------------
Leo Benatar

/s/ Earl Dolive                     Director
- -------------------------------
Earl Dolive

/s/ Keith C. Groen                  Vice President, Legal
- -------------------------------     Secretary and Director
Keith C. Groen

/s/ Ingrid Saunders Jones           Director
- -------------------------------
Ingrid Saunders Jones

/s/ Robert C. Loudermilk, Jr.       Vice President, Real Estate
- -------------------------------     and Director
Robert C. Loudermilk, Jr.

/s/ R.K. Sehgal                     Director
- -------------------------------
R.K. Sehgal


/s/ Rankin M. Smith, Sr.            Director
- -------------------------------
Rankin M. Smith, Sr.

/s/ Robert P. Sinclair, Jr.         Controller
- -------------------------------     (Principal Accounting Officer)
Robert P. Sinclair, Jr.

                                    EXHIBIT
                                     INDEX


Exhibit 11    Computation of Earnings Per Share

Exhibit 13    Aaron Rents, Inc. 1995 Annual Report to
              Shareholders

Exhibit 21    Subsidiaries of the Registrant

Exhibit 23    Consent of Ernst & Young LLP

Exhibit 27    Financial Data Schedule