Form 10-Q
period 1995-06-30
AARON RENTS INC
filed 1995-08-14
CIK 706688

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of l934

       June 30, 1995                                      0-12385
     ------------------                            -------------------
     For Quarter Ended                             Commission File No.


                               AARON RENTS, INC.
                   ------------------------------------------
                        (Exact name of registrant as
                          specified in its charter)

       GEORGIA                                         58-0687630
-------------------------------                        ----------
(State or other jurisdiction of                     (I.R. S. Employer
 incorporation or organization)                    Identification No.

    309 EAST PACES FERRY ROAD, N.E.
          Atlanta, Georgia                           30305-2377
----------------------------------------            -------------
(Address of principal executive offices)             (Zip Code)

                               (404) 231-0011
                               --------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
                               --------------
                  (Former name, former address and former
                 fiscal year, if changed since last report)

         Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Shares Outstanding as of
Title of Each Class                         August 12, 1995
-------------------                      ------------------------
Class A Common Stock, $.50 Par Value           4,018,263
Class B Common Stock, $.50 Par Value           5,703,730

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              (unaudited)
                                                          June 30,    March 31,
                                                            1995         1995
                                                        -----------   -----------
                                                              (in thousands)
ASSETS:
Cash                                                     $         91  $        95
Accounts Receivable                                             8,600        8,391
Rental Merchandise                                            173,891      172,741
Less: Accumulated Depreciation                                (52,494)     (51,385)
                                                           ----------   ----------
                                                              121,397      121,356
Property, Plant and Equipment, Net                             24,051       24,181
Prepaid Expenses and Other Assets                               3,224        3,504
                                                           ----------   ----------

Total Assets                                             $    157,363  $   157,527
                                                         ============  ===========

LIABILITIES AND SHAREHOLDERS'  EQUITY:
Accounts Payable and Accrued Expenses                    $     18,872  $    19,062
Dividends Payable                                                 367
Current Income Taxes Payable                                    1,545
Deferred Income Taxes Payable                                   3,903        4,126
Customer Deposits and Advance Payments                          6,292        6,229
Bank Debt                                                      39,445       42,172
Other Debt                                                        658          987
                                                           ----------   ----------
                                                               71,082       72,576


Shareholders' Equity:
Common Stock, Class A, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   5,361,761 Shares Issued                                      2,681        2,681
Common Stock, Class B, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   6,636,761 Shares Issued                                      3,318        3,318
Additional Paid in Capital                                     15,314       15,314
Retained Earnings                                              80,165       77,216
                                                          -----------   ----------
                                                              101,478       98,529

Less Treasury Shares at Cost,
Class A Common Stock, 1,344,498 Shares
   at June 30, 1995 and 1,234,748
   Shares at March 31, 1995                                    (9,943)      (8,324)

Class B Common Stock, 944,031 Shares
   at June 30, 1995 and 944,031 Shares at
   March 31, 1995                                              (5,254)      (5,254)
                                                          -----------   ----------
                                                               86,281       84,951
                                                          -----------   ----------
Total Liabilities and
Shareholders' Equity                                     $   157,363  $    157,527
                                                         ===========  ============

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                           Three Months Ended
                                        -------------------------
                                                June 30,
                                        -------------------------
                                            1995          1994
                                        -----------   -----------
                                             (in thousands,
                                        except per share amounts)
REVENUES:
  Rentals and Fees                          $45,690     $41,708
  Sales                                      12,858      13,459
  Other                                         587         428
                                            -------     -------
                                             59,135      55,595
                                            -------     -------

COSTS AND EXPENSES:
  Cost of Sales                               9,114       9,692
  Operating Expenses                         30,025      28,230
  Depreciation
    of Rental Merchandise                    13,899      12,720
  Interest                                      750         680
                                            -------     -------
                                             53,788      51,322
                                            -------     -------

EARNINGS BEFORE TAXES                         5,347       4,273

INCOME TAXES                                  2,032       1,666
                                            -------     -------

NET EARNINGS                                $ 3,315     $ 2,607
                                            =======     =======

EARNINGS PER SHARE                          $   .33     $   .27
                                            =======     =======


WEIGHTED AVERAGE
  SHARES OUTSTANDING                         10,037       9,603
                                            =======     =======

               AARON RENTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                                  Three Months Ended
                                                                        June 30,
                                                                   1995          1994
                                                               -----------    ----------
                                                                     (in thousands)
OPERATING ACTIVITIES:

Net Income                                                       $  3,315      $  2,607
Adjustments to reconcile net income
to net cash provided by operating activities:

Depreciation and amortization                                      15,356        13,889
Decrease in deferred taxes                                            (223)        (315)
Decrease in accounts payable
  and accrued expenses                                                (190)        (613)
Increase in accounts receivable                                       (209)        (472)
Other changes, net                                                   1,889          879
                                                                  --------      -------
     Cash provided by operations                                    19,938       15,975
                                                                  --------      -------

INVESTING ACTIVITIES:

Additions to property, plant and equipment                          (2,793)      (2,493)
Book value of property retired or sold                               1,467          149
Additions to rental merchandise                                    (23,760)     (31,569)
Book value of rental merchandise sold                               9,819         9,973
                                                                  --------      -------
     Cash used by investing activities                             (15,267)     (23,940)
                                                                  --------      -------

FINANCING ACTIVITIES:

Proceeds from Revolving Credit Agreement                           19,644        65,625
Repayments on Revolving Credit Agreement                          (22,371)      (71,489)
Decrease in other debt                                               (329)         (364)
Acquisition of treasury stock                                      (1,619)
Sale of common stock                                                             14,140
Issuance of stock under stock option plan                                            54
                                                                  --------      -------
     Cash (used) provided by financing activities                  (4,675)        7,966
                                                                  --------      -------

(DECREASE) INCREASE IN CASH                                            (4)            1

Cash at Beginning of Period                                             95           86
                                                                  --------      -------
Cash at End of Period                                             $     91      $    87
                                                                  ========      =======

See Notes to Consolidated Financial Statements

                     AARON RENTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Principles of Consolidation:
-------------------------------

          The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statement:
-------------------------------

          The Consolidated Balance Sheet as of June 30, 1995, and the Consolidated Statements of Earnings and Cash Flows for the three months ended June 30, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. The results of operations for the period ended June 30, 1995, are not necessarily indicative of the operating results for the full year.

                       PART I - FINANCIAL INFORMATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
-------------------------

FIRST QUARTER OF FISCAL YEAR 1996 COMPARED TO FIRST QUARTER OF FISCAL YEAR
1995:

     Total revenues for the first quarter of fiscal year 1996 increased $3.5 million (6.4%) to $59.1 million from $55.6 million for the same period a year ago. This increase was due to a $4.0 million (9.5%) increase in rentals and fees revenues. Of this increase in rental revenues, $4.9 million was attributable to Aaron's Rental Purchase stores in which rental revenues increased 30% to $21.5 million in the first quarter of fiscal year 1996 compared to $16.6 million for the same quarter a year ago.

     Revenues from sales declined $601,000 (4.5%) to $12.9 million from $13.5 million a year ago. This decrease is due to a lower amount of sales of new furniture in the current fiscal year.

     Other revenues in the first quarter increased $159,000 (37.1%) to $587,000 compared to $428,000 a year ago. Included in other revenues is franchise and royalty fee income from franchised operations. Franchise and royalty fee income for the current quarter was $345,000 compared to $168,000 for the same period a year ago.

     Cost of sales decreased $578,000 million (6.0%) to $9.1 million compared to $9.7 million for the first quarter last year, and as a percentage of sales decreased to 70.9% from 72.0%. The improvement in gross margins is primarily due to improved margins on the sale of rental return furniture.

     Operating expenses increased $1.8 million (6.4%) to $30.0 million from $28.2 million. As a percentage of total revenues, operating expenses were 50.8% in both years.

     Depreciation of rental merchandise increased $1.2 million (9.3%) to $13.9 million from $12.7 million last year, and as a percentage of total rentals and fees was 30.4% in the current quarter compared to 30.5% for the same quarter a year ago.

     Interest expense increased $70,000 (10.3%) to $750,000 in the first quarter of fiscal year 1996 compared to $680,000 for the same quarter last year. The increase in interest expense was primarily due to increased borrowing rates in the current quarter.

     Income tax expense increased $366,000 (22.0%) to $2.0 million compared to $1.7 million a year ago, and the Company's effective tax rate was 38.0% for the first quarter of the current year compared to 39.0% in the previous year's quarter. The decrease in the effective tax rate is due to lower amounts provided for permanent differences.

     As a result, net earnings increased $708,000 (27.2%) to $3.3 million in the first quarter of fiscal year 1996 compared to $2.6 million a year ago. As a percentage of total revenues, net earnings were 5.6% in the first quarter compared to 4.7% a year ago.

     The weighted average number of shares outstanding during the first quarter of fiscal year 1996 was 10,037,000 compared to 9,603,000 for the same period last year. The increase in the number of shares is due to the issuance of 1,275,000 shares of Class B Common Stock on May 2, 1994.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------



     On May 2, 1994, the Company issued through a public offering 1,275,000 shares of Class B Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $14.1 million. The net proceeds were used to reduce bank debt.

     During the first quarter of fiscal year 1996, the Company declared a semi-annual dividend payable on July 6, 1995 of $.02 per share on Class A Common Stock and $.05 per share on Class B Common Stock.

     Management believes its expected cash flow from operations, proceeds from the sale of rental return merchandise, bank borrowings, and vendor credit are adequate to supply short-term capital needs, and that it has the ability to obtain additional long-term capital if needed.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:


         (a)  The following exhibits are furnished herewith:

Exhibit
Number                 Description of Exhibit
------                 ----------------------

  10(b) Letter agreements dated June 19, 1995, between First Union National Bank of North Carolina and the Company and June 20, 1995, between Trust Company Bank and the Company regarding an Interest Rate Swap Transaction

  11              Computation of Earnings Per Share

  27              Financial Data Schedule


        (b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AARON RENTS, INC.
                                         (Registrant)



Date -   August 11, 1995                 /s/ GILBERT L. DANIELSON
         ---------------                     --------------------
                                             Gilbert L. Danielson
                                             Vice President, Finance
                                             Chief Financial Officer



Date -   August 11 , 1995                /s/ ROBERT P. SINCLAIR, JR.
         ----------------                    -----------------------
                                             Robert P. Sinclair, Jr.
                                             Controller