Form 10-Q
period 1995-09-30
AARON RENTS INC
filed 1995-11-14
CIK 706688

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                Quarterly Report under Section 13 or 15 (d)
                   of the Securities Exchange Act of l934

     September 30, 1995                                      0-12385
     ------------------                                -------------------
     For Quarter Ended                                 Commission File No.


                             AARON RENTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        GEORGIA                                             58-0687630
-------------------------------                          --------------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)



       309 EAST PACES FERRY ROAD, N.E.
             ATLANTA, GEORGIA                               30305-2377
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                               (404) 231-0011
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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
 Yes    X     No
     --------    --------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding as
      Title of Each Class                                   of November 7, 1995
      -------------------                                  ---------------------
Class A Common Stock, $.50 Par Value                             4,008,263
Class B Common Stock, $.50 Par Value                             5,703,730

                        PART  I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)
                                                    SEPT. 30,     MARCH 31,
                                                       1995         1995
                                                   -----------    ---------
                                                        (in thousands)
ASSETS:
Cash                                                 $     96     $     95
Accounts Receivable                                     8,570        8,391
Rental Merchandise                                    173,827      172,741
   Less: Accumulated Depreciation                     (53,343)     (51,385)
                                                     --------     --------
                                                      120,484      121,356
Property, Plant and Equipment, Net                     23,131       24,181
Prepaid Expenses and Other Assets                       3,458        3,504
                                                     --------     --------

Total Assets                                         $155,739     $157,527
                                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                $ 18,017     $ 19,062
Deferred Income Taxes Payable                           3,038        4,126
Customer Deposits and Advance Payments                  6,442        6,229
Bank Debt                                              38,375       42,172
Other Debt                                                439          987
                                                     --------     --------
                                                       66,311       72,576
Shareholders' Equity:
   Common Stock, Class A, Par Value $.50 Per
       Share-Authorized 25,000,000 shares:
       5,361,761 Shares Issued                          2,681        2,681
   Common Stock, Class B, Par Value $.50 Per
       Share-Authorized 25,000,000 shares:
       6,636,761 Shares Issued                          3,318        3,318
      Additional Paid-In Capital                       15,363       15,314
      Retained Earnings                                83,369       77,216
                                                     --------     --------
                                                      104,731       98,529
   Less:  Treasury Shares at Cost,
   Class A Common  Stock, 1,353,498 Shares
      at September 30, 1995 and 1,234,748
      Shares at March 31, 1995                        (10,110)      (8,324)

   Class B Common Stock,  933,031 Shares
      at September 30, 1995 and 944,031
      Shares at March 31, 1995                         (5,193)      (5,254)
                                                     --------     --------
                                                       89,428       84,951
                                                     --------     --------

Total Liabilities and Shareholders' Equity           $155,739     $157,527
                                                     ========     ========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                               THREE MONTHS ENDED    SIX MONTHS ENDED
                               ------------------   -------------------
                                  SEPTEMBER 30,        SEPTEMBER 30,
                               ------------------   -------------------
                                  1995      1994       1995      1994
                               ------------------   -------------------
                               (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees             $ 45,361   $ 42,639  $  91,051 $  84,347
  Sales                          13,132     14,133     25,990    27,592
  Other                             519        463      1,106       891
                               --------   --------  --------- ---------
                                 59,012     57,235    118,147   112,830
                               --------   --------  --------- ---------
COSTS AND EXPENSES:
  Cost of Sales                   9,440     10,250     18,554    19,942
  Operating Expenses             29,664     28,447     59,688    56,677
  Depreciation
     of Rental Merchandise       13,926     13,710     27,826    26,430
  Interest                          830        731      1,580     1,411
                               --------   --------  --------- ---------
                                 53,860     53,138    107,648   104,460
                               --------   --------  --------- ---------
EARNINGS BEFORE
TAXES                             5,152      4,097     10,499     8,370

INCOME TAXES                      1,947      1,590      3,979     3,256

NET EARNINGS                   $  3,205   $  2,507  $   6,520 $   5,114
                               ========   ========  ========= =========

EARNINGS PER SHARE             $   0.32   $   0.25  $    0.65 $    0.52
                               --------   --------  --------- ---------

CASH DIVIDENDS DECLARED
   PER SHARE
   Class A Common Stock        $          $         $    0.02 $    0.03
                               --------   --------  --------- ---------
   Class B Common Stock        $          $         $    0.05 $    0.04
                               --------   --------  --------- ---------

WEIGHTED AVERAGE
  SHARES OUTSTANDING             10,022     10,040     10,028     9,822
                               ========   ========  ========= =========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1995        1994
                                                    --------    ---------
                                                        (in thousands)
OPERATING ACTIVITIES:

Net Income                                          $ 6,520     $  5,114
Adjustments to reconcile net income
to net cash provided by operating activities:

Depreciation and amortization                        28,865       28,851
Decrease in deferred taxes                           (1,088)        (821)
Decrease in accounts payable
  and accrued expenses                               (1,045)      (3,853)
Increase in accounts receivable                        (179)      (2,479)
Other changes, net                                      259        1,897
                                                    -------     --------
     Cash provided by operations                     33,332       28,709
                                                    -------     --------

INVESTING ACTIVITIES:

Additions to property, plant and equipment           (3,973)      (5,919)
Book value of property retired or sold                2,123          295
Additions to rental merchandise                     (46,613)     (56,267)
Book value of rental merchandise sold                21,520       20,257
                                                    -------     --------
     Cash used by investing activities              (26,943)     (41,634)
                                                    -------     --------

FINANCING ACTIVITIES:

Proceeds from Revolving Credit Agreement             38,102      131,128
Repayments on Revolving Credit Agreement            (41,899)    (131,168)
Decrease in other debt                                 (548)        (910)
Dividends paid                                         (367)        (347)
Acquisition of treasury stock                        (1,794)
Sale of common stock                                              14,140
Issuance of stock under stock option plan               118           81
                                                    -------     --------
     Cash (used) provided by financing activi        (6,388)      12,924
                                                    -------     --------

INCREASE (DECREASE) IN CASH                               1           (1)

Cash at Beginning of Period                              95           86
                                                    -------     --------
Cash at End of Period                               $    96     $     85
                                                    =======     ========

See Notes to Consolidated Financial Statements

                     AARON RENTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Principles of Consolidation:
--------------------------------

       The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statement:
--------------------------------

       The Consolidated Balance Sheet as of September 30, 1995, and the Consolidated Statements of Earnings and Cash Flows for the six months ended September 30, 1995 and 1994, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

                       PART I - FINANCIAL INFORMATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
----------------------

SECOND QUARTER OF FISCAL YEAR 1996 COMPARED TO SECOND QUARTER OF FISCAL YEAR
1995:

       Total revenues for the second quarter of fiscal year 1996 increased
$1.8 million (3.1%) to $59.0 million from $57.2 million for the same period a year ago. This increase in revenues is primarily due to a $2.7 million (6.4%) increase in rentals and fees income. Of this increase in rentals and fees income, $3.5 million is attributed to Aaron's Rental Purchase stores in which rental revenues increased 19.7% to $21.3 million in the second quarter of 1996 compared to $17.8 million for the same quarter a year ago. Rental revenues from the Company's rent-to-rent operations declined $800,000 (3.4%) during the same period.

       Revenues from sales declined $1.0 million (7.1%) to $13.1 million compared to $14.1 million for the same period last year. This decline is due to lower sales of new furniture and sales to furniture distributors. Sales to furniture distributors decreased $670,000 in the second quarter of fiscal 1996 compared to a year ago.

       Other revenues in the second quarter 1996 were $519,000 compared to $463,000 a year ago. Included in other revenues is franchise and royalty fee income from franchised operations. This income for the current quarter was $315,000 compared to $203,000 for the same period a year ago.

       Cost of sales decreased $810,000 to $9.4 million compared to $10.3 million for the second quarter last year, and as a percentage of sales was 71.9% compared to 72.5% a year ago.

       Operating expenses increased $1.2 million (4.3%) to $29.7 million compared to $28.4 million a year ago. As a percentage of total revenues, operating expenses were 50.3% in the second quarter of fiscal year 1996 compared to 49.7% for the quarter a year ago.

       Depreciation of rental merchandise increased $216,000 (1.6%) to $13.9 million from $13.7 million last year and, as a percentage of total rentals and fees, decreased to 30.7% in the current quarter from 32.2% for the same quarter a year ago. The percentage decline was due to lower depreciation expense compared to rentals and fees at Aaron's Rental Purchase stores.

       Interest expense increased $99,000 (13.5%) to $830,000 in the second quarter of fiscal year 1996 compared to $731,000 for the same quarter last year. The increase in interest expense was due to increased borrowing rates in the current quarter.

       Income tax expense increased $357,000 (22.5%) to $1.9 million compared to $1.6 million a year ago, and the Company's effective tax rate was 37.8% for the second quarter of fiscal year 1996 compared to 38.8% in the previous year's quarter. The decrease in the effective tax rate is due to lower amounts provided in fiscal year 1996 for permanent differences.

       As a result, net earnings increased $698,000 (27.8%) to $3.2 million in the second quarter of fiscal year 1996 compared to $2.5 million a year ago. As a percentage of total revenues, net earnings were 5.4% in the current year quarter compared to 4.4% a year ago.

       The weighted average number of shares outstanding during the second quarter of fiscal year 1996 was 10,022,000 compared to 10,040,000 for the same period last year.

SIX MONTHS OF FISCAL YEAR 1996 COMPARED TO SIX MONTHS OF FISCAL YEAR 1995.

       Total revenues for the six months of fiscal year 1996 increased $5.3 million (4.7%) to $118.1 million from $112.8 million for the same period a year ago. This increase in revenues is primarily due to a $6.7 million (7.9%) increase in rentals and fees income. Of this increase in rentals and fees income, $8.4 million is attributed to Aaron's Rental Purchase stores in which rental revenues increased 24.4% to $42.8 million in the first six months of 1996 compared to $34.4 million for the same period a year ago. Rental revenues from the Company's rent-to-rent operations declined $1.7 million (3.4%) during the same period.

       Revenues from sales declined $1.6 million (5.8%) to $26.0 million compared to $27.6 million for the same period last year. This decrease is due to decreased sales of new furniture and sales to furniture distributors. Sales to furniture distributors decreased $691,000 for the six months of fiscal year 1996 compared to the same period a year ago.

       Other revenues in the six months of 1996 were $1,106,000 compared to $891,000 a year ago. Included in other revenues is franchise and royalty fee income from franchised operations. This income for the first six months of fiscal year 1996 was $660,000 compared to $368,000 for the same period a year ago.

       Cost of sales decreased $1.4 million to $18.6 million compared to $19.9 million for the six months last year and, as a percentage of sales, decreased to 71.4% from 72.3%. The improvement in gross margins is primarily due to improved margins on the sale of rental return furniture.

       Operating expenses increased $3.0 million (5.3%) to $59.7 million compared to $56.7 million a year ago. As a percentage of total revenues, operating expenses were 50.5% for the first six months of fiscal year 1996 compared to 50.2% for the same period a year ago.

       Depreciation of rental merchandise increased $1.4 million (5.3%) to $27.8 million from $26.4 million last year and, as a percentage of total rentals and fees, decreased to 30.6% for the six months from 31.3% for the same period a year ago. The percentage decline was due to lower depreciation expense compared to rentals and fees at Aaron's Rental Purchase stores.

       Interest expense increased $169,000 (12.0%) to $1,580,000 for the first six months of fiscal year 1996 compared to $1,411,000 for the same period last year. The increase in interest expense is due to increased borrowing rates in the first six months of fiscal year 1996.

       Income tax expense increased $723,000 (22.2%) to $4.0 million compared to $3.3 million a year ago, and the Company's effective tax rate was 37.9% for the first six months of fiscal year 1996 compared to 38.9% in the previous year's period. The decrease in the effective tax rate is due to lower amounts provided in fiscal year 1996 for permanent differences.

       As a result, net earnings increased $1.4 million (27.5%) to $6.5 million for the first six months of fiscal year 1996 compared to $5.1 million a year ago. As a percentage of total revenues, net earnings were 5.5% in the current year and 4.5% for the same period a year ago.

       The weighted average number of shares outstanding during the first six months of fiscal year 1996 was 10,028,000 compared to 9,822,000 for the first six month period last year.

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

ITEM 5.  OTHER INFORMATION
         -----------------

         On November 7, 1995, the Company's Board of Directors made a decision to change the Company's fiscal year end from March 31 to December 31. The Company has elected to file a transition report on Form 10-K for the nine-month transition period from April 1, 1995 to December 31, 1995, and will begin its quarterly reporting on its new fiscal year with its new first quarter ended March 31, 1996.

                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K:


         (a) The following exhibits are furnished herewith:

Exhibit
Number        Description of Exhibit               Page No.
------        ----------------------               --------

  11      Computation of Earnings Per Share           12
  27      Article 5 Financial Data Schedule           13

         (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1995.

                                 SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AARON RENTS, INC.
                                            (Registrant)



Date -   November 10, 1995                    /s/ GILBERT L. DANIELSON
       -------------------------                  ---------------------------
                                                  Gilbert L. Danielson
                                                  Vice President, Finance
                                                  Chief Financial Officer



Date -   November 10, 1995                    /s/ ROBERT P. SINCLAIR, JR.
       -------------------------                  ---------------------------
                                                  Robert P. Sinclair, Jr.
                                                  Controller