Form 10-K
period 1995-12-31
AARON RENTS INC
filed 1996-04-01
CIK 706688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

      For the nine months ended                    Commission File No.
      -------------------------        ---------------------------------------
         December 31, 1995                              0-12385

                               Aaron Rents, Inc.
                               -----------------
     (Exact name of registrant as specified in its charter)


              Georgia                                      58-0687630
              -------                                      ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     309 E. Paces Ferry Road, N.E.
          Atlanta, Georgia                                30305-2377
          ----------------                                ----------
(Address of principal executive offices)                  (Zip Code)

              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (404) 231-0011

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

     Yes   X     No
         -----      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1996: $30,772,336 See Item 12.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Shares Outstanding as of
Title of Each Class                          March 12, 1996
- ------------------------------------         --------------
Class A Common Stock, $.50 Par Value         3,844,146
Class B Common Stock, $.50 Par Value         5,705,820

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders for the nine months ended December 31, 1995 are incorporated by reference into Part II of this Form 10-K.

Portions of the registrant's definitive proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.
- -------

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

     Aaron Rents at December 31, 1995 had 212 Company operated stores and 36 franchised stores in 24 states, including 98 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division, 106 Company-operated rental purchase stores in its Aaron's Rental Purchase division, 36 Aaron's Rental Purchase franchised stores, and 8 clearance sales stores in its Aaron Rents' Rent-to-Rent division. Aaron Rents stores are located primarily in the Southeast and Southwest. While each store has a principal focus (rent-to-rent, rental purchase or clearance sales), all stores give customers the option to rent only, to rent to purchase, or to purchase any of the store's merchandise. The Company expects to develop or acquire additional stores in clusters to achieve marketing, distribution and other operating efficiencies. The Company franchises Aaron's Rental Purchase stores in selected markets. The Company also owns five furniture manufacturing plants and four bedding manufacturing facilities, which supply approximately 49% of the furniture rented or sold by the Company.

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

     In 1992, the Company accelerated development of its distinctive Aaron's Rental Purchase concept to increase its share of the growing rent-to-own industry. The Company took this opportunity to introduce innovative programs and approaches that would differentiate the Company's rental purchase program from the typical rent-to-own programs of its competitors. The Company's innovations included offering 12-month rental purchase contract terms (compared to the industry standard 18 to 24 months), larger and more attractive store showrooms in more appealing locations, and a wider selection of merchandise. At fiscal year end the Company had opened 85 rental purchase stores since March 31, 1990, including 63 stores since March 31, 1993. To address opportunities primarily in non-metropolitan areas where the Company-operated stores would be difficult to manage efficiently, the Company began its Aaron's Rental Purchase franchise program in 1992.

     For the nine months ended December 31, 1995, in the Company's rent-to-rent and rental purchase stores, approximately 35% of its volume of business was the rental of furniture and accessories, approximately 21% was the sale of rental and other merchandise, and 44% was rental purchase. The rent-to-rent portion of the business (including the sale of rental return merchandise) is mature and stable, and accounts for approximately 60% of the Company's total revenues. At December 31, 1995, the Company's 212 stores had an aggregate showroom and warehouse space of approximately 2.9 million square feet, and approximately 72% of the Company's rental merchandise inventory was on rent.

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

     The estimated potential size of the United States rent-to-own market is 12 million households of which only 2.7 million are being served currently by the industry. According to the 1995 survey of the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there were approximately 7,500 rent-to-own stores in the United States, 40% of which were owned or franchised by companies having 25 or more stores. Industry-wide revenues are believed to have been approximately $3.9 billion in 1994.

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

     The furniture component of the rent-to-rent industry is estimated to be greater than $650 million in annual rental revenues. Although in general the rent-to-rent industry is mature, the Company believes that there is growth potential in office furniture. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to fulfill temporary needs. The industry is highly competitive and consolidating, with only a handful of companies accounting for a substantial share of the market.

OPERATING DIVISIONS

Rental Purchase-Aaron's Rental Purchase
- ---------------------------------------

     The Company established its Aaron's Rental Purchase division with stand-alone stores in 1987, accelerated its expansion of the stores in 1990, and at December 31, 1995 had 106 Company-operated and 36 franchised Aaron's Rental Purchase stores. The Company has clearly defined its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and contract terms, and the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

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

     The Company's rental purchase store layout consists of a combination showroom and warehouse, ranging from 2,600 to 20,000 square feet, with an average of 9,200 total square feet. The stores are strategically located in or near shopping centers within ten miles of the residential communities of a large number of its target customers. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the Company's MacTavish Furniture Industries division. Aaron's Rental Purchase stores also offer jewelry and computers.

     Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Over 86% of the Company's rental purchase contracts have monthly payments as compared to the industry standard weekly payments, and most monthly contracts are for 12 months compared to the industry standard of 18 to 24 months. Approximately 35% of Aaron's Rental Purchase contracts go to term, in contrast to the industry average of 23%. The merchandise from the contracts that do not go to term is either re-rented or sold.

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

     Franchise Program.  The Company  began franchising Aaron's Rental Purchase
     ------------------
stores in selected markets in 1992. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no current plans to expand. Franchised stores operate under the same financial controls and audits as Company-operated stores and process their financial and inventory information on the information system that was developed and can be accessed by the Company. On a weekly basis, franchisees pay a continuing licensing fee of 5% of gross revenues, and purchase much of their rental purchase inventory through or from the Company. The Company provides its franchisees with considerable support, including site selection, advertising, collection procedures and store operating procedures. The Company has an arrangement with a major financial institution to provide financing to qualifying franchisees to assist with the establishment and operation of their stores. As of December 31, 1995, 106 Aaron's Rental Purchase franchises had been awarded.

Rent-to-Rent-- Aaron Rents and Sells Furniture
- ----------------------------------------------

     The Company has been in the rent-to-rent business for over 40 years and is one of the largest furniture rent-to-rent companies in the United States. The rent-to-rent business remains the Company's core business, and accounted for 60% of the Company's total revenues for the nine months ended December 31, 1995, even though the Company's rental purchase business is expanding rapidly. The Company rents new and rental return merchandise to both the residential and the office segments of the rent-to-rent industry, with approximately two-thirds of its rental revenues generated from residential rentals.

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

     As of December 31, 1995, the Company had 98 rent-to-rent store locations, primarily in the Southeastern and Southwestern United States.

Clearance Sales-Aaron Sells Furniture
- -------------------------------------

     The Aaron Rents' Rent-to-Rent division's 8 clearance stores serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, though they also sell new merchandise. Sales by the division's stores, together with sales at the clearance centers located in most of the Company's rental purchase and rent-to-rent stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

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

Furniture Manufacturing
- -----------------------

     The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styles and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 375,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent
upon third party suppliers.   The Company's MacTavish Furniture Industries
division has manufactured furniture for the Company's rental stores since 1971. The division has five manufacturing plants and four bedding manufacturing facilities which supply 51% of the Company's rent-to-rent furniture and bedding needs and 41% of rental purchase furniture and bedding needs. Overall, approximately 49% of the furniture rented or sold by the Company is manufactured by MacTavish Furniture Industries. The Company's manufacturing plants have the capacity to meet the Company's needs for such furniture for the foreseeable
future.   The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers.

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

Other Rental and Sales Operations
- ---------------------------------

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

STORE OPERATIONS

Management
- ----------

     The Company's rent-to-rent stores are managed by the President of the division and are organized geographically into four regions, each supervised by a vice-president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase division is managed separately by the President of the division, who has five regional managers performing similar responsibilities.

     Stores are directly supervised by 33 regional or district managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

     Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, manufacturing, employee training, and new store site selection for the Company-operated stores. The Company's internal audit department conducts periodic audits of every store, including audits of Company-operated rental purchase stores every 60 days, and semiannual audits of rent-to-rent stores and franchised rental purchase stores. The Company's business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses vigilantly to contain costs. All invoices are paid out of the Company's headquarters in order to enhance fiscal accountability. The Company believes that its careful attention to the expense side of its operations has enabled it to maintain financial stability and profitability even during periods of declining revenues.

Management Information Systems
- ------------------------------

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

Contract Approval, Renewal and Collection
- -----------------------------------------

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

     Each rent-to-rent store performs a credit check on most of its residential and business customers. The Company generally performs no formal credit check with respect to rental purchase customers other than to verify employment or other reliable sources of income and personal references supplied by the customer because the Company does not extend credit to rental purchase customers. All of the Company's rental contracts for residential and office merchandise require rental payments in advance, and the merchandise normally is picked up if a payment is significantly in arrears. Net bad debt losses from rentals as a percentage of rental revenues were approximately 1.7%, 2.3% and 2.2% for the nine months ended December 31, 1995, and for the fiscal years ended March 31, 1995, and 1994 respectively. For the same periods, net merchandise shrinkage as a percentage of rental revenues was 2.8%, 2.7% and 2.1%, respectively. The Company's collection and repossession policies comply with governing legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

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

     Because of the importance of customer service, the Company believes that a prerequisite for successful operations and growth is skilled, effective employees who value the Company's customers and project a genuine desire to serve the customers' needs. The Company has a comprehensive employee training program at its Atlanta headquarters for all rent-to-rent store managers and employees covering all areas of the Company's operations, with a heavy emphasis on customer service. Additionally, four field trainers are based out of the regional offices. Store managers and employees in the Aaron's Rental Purchase stores have similar training primarily on site by the division's training staff and regional managers. The Company's policy of promoting from within aids in employee retention and commitment to the Company's customer service and other business philosophies, which also allows the Company to realize greater benefits from its employee training programs.

PURCHASING AND DISTRIBUTION

     The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. With approval from the applicable operating management, store managers send their orders to the purchasing department at headquarters. The purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores.
Virtually all merchandise for the Company's stores is purchased by the Company's six buyers, three of whom are solely responsible for rental purchase merchandise.

     The Company purchases the majority of its merchandise directly from manufacturers, with the balance from local distributors. The Company's largest supplier is its MacTavish Furniture Industries manufacturing division, which supplies approximately 49% of the furniture rented or sold by the Company. The Company has no long-term contracts for the purchase of merchandise and believes that its relationships with suppliers are excellent.

     All rent-to-rent merchandise is shipped by vendors directly to each store's attached warehouse. Most rental purchase merchandise is shipped directly to the distribution centers in Auburndale, Florida, Houston, Texas, and Duluth, Georgia where it is held until needed. Weekly deliveries to individual stores are made by contract carrier and by the Company's two tractor-trailers.

     The Aaron's Rental Purchase division has distribution centers in Auburndale, Florida, Houston, Texas, and Duluth, Georgia to serve its rental purchase stores. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores.
Vendors ship directly to the distribution centers, and stores order directly from the distribution centers. Distribution centers result in freight savings from truckload discounts and a more efficient distribution of rental purchase merchandise. The Company expects to open additional distribution centers near other clusters of its rental purchase stores in the near future.

MARKETING AND ADVERTISING

     In its rental purchase operations, the Company relies heavily on store traffic and direct mail advertising to reach its target markets. Rental purchase stores are located within neighborhood communities, and will typically distribute mass mailings of promotional material every two weeks, with the goal of reaching every known household within a specified radius of each store at least 12 times per year. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, the Company also utilizes television advertising and radio advertising for special promotions.

     The Company markets its rent-to-rent operations primarily through brochures and personal contact with apartment complex managers and through distribution of promotional items to apartment residents. It also relies heavily on The Yellow Pages, direct mail advertising, and local apartment-locator publications. The Company uses newspapers, radio, television, direct mail, trade publications and The Yellow Pages to reach its residential and office rental and sales customers. The Company believes that such advertising benefits its residential and office rental operations because of increased name recognition.

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

     At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation has been proposed in the past which could affect the rental purchase industry. Management cannot predict whether any such legislation will be enacted and what the impact of such legislation would be. Although the Company is unable to predict the results of these or any additional regulatory initiatives, the Company does not believe that the existing and proposed regulations will have a material adverse impact on the Company's rental purchase or other operations.

EMPLOYEES

     At December 31, 1995, the Company had 2,156 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

Item 2.  Properties

     The Company leases space for substantially all of its store and warehouse operations under operating leases expiring at various times through August, 2005. Most of the leases contain renewal options for additional periods ranging from two to ten years at rental rates generally adjusted on the basis of the consumer price index or other factors. For further information regarding the Company's store and warehouse leases, see Note G of the Notes to the Company's Consolidated Financial Statements.

     The Company owns five furniture manufacturing plants and operates four bedding facilities and three distribution centers. It manufactures wood bedroom furniture at an 80,000 square foot plant, and office furniture at a 91,000 square foot plant, both located on a four-acre site in Quincy, Florida, near Tallahassee. Three plants are located in a five-acre site in Coolidge, Georgia (approximately 200 miles south of Atlanta). Upholstered residential furniture is produced at a 77,000 square foot plant. A second plant of 46,000 square feet assembles chairs, manufactures leather upholstery, sleepers, and box springs and mattresses. A third plant of 20,000 square feet cuts and sews fabric for upholstered furniture. The Company's bedding operations are located in Atlanta and Coolidge, Georgia, Houston, Texas, and Orlando, Florida. Distribution centers in Auburndale, Florida, Houston, Texas and Duluth, Georgia (approximately 40,000 square feet each) service the Aaron's Rental Purchase division.

     The Company's executive and administrative offices occupy approximately 37,000 square feet in an 11 story, 81,000 square-foot building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging four years.

     All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

Item 3.  Legal Proceedings

     The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II
- -------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

 (a) The information presented under the caption "Common Stock Market Prices and Dividends" on page 22 of the Company's Report to Shareholders for the Nine Months ended December 31, 1995 is incorporated herein by reference. The over-the-counter market quotations stated therein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

 (b) There were approximately 2,000 shareholders of record as of March 12, 1996.

 (c) The information presented under "Note E - Debt" on page 20 of the Company's Report to Shareholders for the Nine Months ended December 31, 1995 is incorporated herein by reference. During the nine months ended December 31, 1995, the Company paid one semi-annual cash dividend. No assurance can be provided that such dividends will continue.

Item 6.  Selected Financial Data

     The information presented under the caption "Selected Financial Highlights" on page 12 of the Company's Report to Shareholders for the Nine Months ended December 31, 1995 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 13 through 15 of the Company's Report to Shareholders for the Nine Months ended December 31, 1995 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Common Stock Market Prices and Dividends" and "Report of Independent Auditors" on pages 16 through 22 of the Company's Report to Shareholders for the Nine Months ended December 31, 1995 is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     Not applicable.

PART III
- --------

Item 10.  Directors and Executive Officers of the Registrant

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1995, with respect to the identity, background and Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

Item 11.  Executive Compensation

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1995, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1995, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

Item 13.  Certain Relationships and Related Transactions.

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1995, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

                                                              Reference
                                                                 Page
                                                         Form 10-K  Report to
                                                         --------------------
Shareholders
- ------------

(a)  1. Consolidated Financial Statements

     The following financial statements and notes
     thereto of Aaron Rents, Inc. and Subsidiaries,
     and the related Report of Independent Auditors
     are incorporated in Item 8 by reference from the
     Company's Report to Shareholders for the Nine
     Months ended December 31, 1995 to Shareholders.
     Consolidated Balance Sheets - December 31, 1995
       and March 31, 1995                                          16
     Consolidated Statements of Earnings - Nine Months ended
       December 31, 1995, and Years ended March 31, 1995 and 1994 17 Consolidated Statements of Shareholders' Equity -
       Nine Months ended December 31, 1995, and Years
       ended March 31, 1995 and 1994                               17
     Consolidated Statements of Cash Flows - Nine Months ended
       December 31, 1995, and Years ended March 31, 1995
       and 1994                                                    18
     Notes to Consolidated Financial Statements                    19-22
     Report of Independent Auditors                                22

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

     10 (e) Letter Agreements dated June 19, 1995, between First Union National
            Bank of North Carolina and the Company and June 20, 1995, between Trust Company Bank and the Company regarding an Interest Rate Swap Transaction, filed as Exhibit 10 (b) to the June 30, 1995 10-Q, which exhibit is by this reference incorporated herein.

     11     Computation of Earnings Per Share.

     13 Aaron Rents, Inc. Report to Shareholders for the Nine Months ended December 31, 1995. With the exception of information expressly incorporated herein by direct reference thereto, the Report to Shareholders for the Nine Months ended December 31, 1995 is not to be filed as a part of this Annual Report on Form 10-K.

     21     Subsidiaries of the Registrant

     23     Consent of Ernst & Young LLP

     27     Financial Data Schedule

     *Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.

(b)  Reports on Form 8-K-none

(c)  Exhibits listed in item 14(a)(3) are included elsewhere in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                                AARON RENTS, INC.

                                                By: /s/ Gilbert L. Danielson
                                                   ----------------------------
                                                       Gilbert L. Danielson
                                                       Vice President,Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1996.

SIGNATURE                                  TITLE
- ---------                                  ------

/s/ R. Charles Loudermilk, Sr.
- -------------------------------          Chief Executive Officer
R. Charles Loudermilk, Sr.               (Principal Executive Officer)
                                         and Chairman of the Board of Directors

/s/ Gilbert L. Danielson
- -------------------------------          Vice President, Finance, Chief
Gilbert L. Danielson                     Financial Officer and Director,
                                         (Principal Financial Officer)


/s/ John E. Aderhold
- -------------------------------           Director
John E. Aderhold


/s/ Leo Benatar
- -------------------------------           Director
Leo Benatar


/s/ Earl Dolive
- -------------------------------           Director
Earl Dolive


/s/ Keith C. Groen
- -------------------------------           Vice President, Legal
Keith C. Groen                            Secretary and Director


/s/ Ingrid Saunders Jones
- -------------------------------           Director
Ingrid Saunders Jones


/s/ Robert C. Loudermilk, Jr.
- -------------------------------           Vice President, Real Estate
Robert C. Loudermilk, Jr.                 and Director


/s/ R.K. Sehgal
- -------------------------------           Director
R.K. Sehgal


/s/ Rankin M. Smith, Sr.
- -------------------------------           Director
Rankin M. Smith, Sr.


/s/ Robert P. Sinclair, Jr.
- -------------------------------           Controller
Robert P. Sinclair, Jr.                   (Principal Accounting Officer)

                          FINANCIAL TABLE OF CONTENTS


Selected financial information                                    12

Management's discussion and analysis                              13

Consolidated balance sheets                                       16

Consolidated statements of earnings                               17

Consolidated statements of shareholders' equity                   17

Consolidated statements of cash flows                             18

Notes to consolidated financial statements                        19

Report of independent auditors                                    22

SELECTED FINANCIAL INFORMATION

                                      Nine           Nine
(Dollar Amounts in Thousands      Months Ended  Months Ended  Year Ended  Year Ended  Year Ended  Year Ended
Except Per Share)                  December 31,  December 31,   March 31,   March 31,   March 31,    March 31,
                                       1995         1994          1995        1994        1993         1992
- -------------------------------------------------------------------------------------------------------------
                                                 (unaudited)
Operating Results--------------------------------------------------------------------------------------------
Systemwide Revenues/1/               $192,953      177,773      $241,286     $189,781   $158,361    $144,549
Revenues:
   Rentals & Fees                     137,098      127,995       173,208      130,962    100,617      89,593
   Sales                               39,218       39,875        53,655       53,139     55,275      53,161
   Other                                1,908        1,471         2,029        1,083      1,740       1,795
                                     -----------------------------------------------------------------------
                                      178,224      169,341       228,892      185,184    157,632     144,549
                                     -----------------------------------------------------------------------

Costs & Expenses:
   Cost of Sales                       28,350       28,772        38,696       38,879     41,594      40,684
   Operating Expenses                  90,027       85,464       115,028       91,927     77,816      75,620
   Depreciation of
     Rental Merchandise                41,612       39,912        53,708       37,310     25,407      20,728
   Interest                             2,323        2,185         3,033        2,063      1,650       2,481
                                     -----------------------------------------------------------------------
                                      162,312      156,333       210,465      170,179    146,467     139,513
                                     -----------------------------------------------------------------------

Earnings Before
   Income Taxes                        15,912       13,008        18,427       15,005     11,165       5,036
Income Taxes                            6,032        5,021         7,102        6,209      5,100       1,984
                                     -----------------------------------------------------------------------
Net Earnings                         $  9,880     $  7,987      $ 11,325     $  8,796   $  6,065    $  3,052
                                     -----------------------------------------------------------------------
Earnings Per Share                   $    .99     $    .81      $   1.15     $   1.01   $   0.70    $   0.36
                                     -----------------------------------------------------------------------
Dividends Per Share:
   Class A                           $   0.04     $   0.04      $   0.05     $   0.06   $  0.055    $   0.05
   Class B                               0.10         0.10          0.09         0.08      0.065        0.05

Financial Position-------------------------------------------------------------------------------------------
Rental Merchandise, Net              $122,311     $119,781      $121,356     $113,599   $ 86,462    $ 80,141
Property, Plant &
   Equipment, Net                      23,492       23,532        24,181       18,819     13,326      10,861
Total Assets                          158,645      155,914       157,527      144,917    108,217     101,051
Interest-Bearing Debt                  37,479       46,894        43,159       53,123     33,130      34,126
Shareholders' Equity                   91,094       81,418        84,951       59,830     52,152      46,676

At year end--------------------------------------------------------------------------------------------------
Stores open:
  Company-Operated                        212          203           203          200        156        153
   Franchised                              36           24            26           15          6          0
Rental Contracts in Effect            158,900      152,100       156,600      126,700    100,600     80,900
Number of Employees                     2,160        2,150         2,200        2,100      1,450      1,400
- -------------------------------------------------------------------------------------------------------------

/1/ Systemwide revenues include rental revenues of franchised Aaron's Rental Purchase stores.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year End

     During 1995, the Company changed its fiscal year end from March 31 to December 31, which resulted in a nine month fiscal period ended December 31, 1995. The decision to change the fiscal year end was made for more convenience in both internal and external communications. To aid comparative analysis, the Company has elected to present the results of operations for the nine month periods ended December 31, 1995, and December 31, 1994, unaudited, along with the previously reported results of operations for the twelve months ended March 31, 1995, and March 31,1994.

Results of Operations

Nine Months Ended December 31, 1995 Versus December 31, 1994 (Unaudited)

     Total revenues for the nine months of 1995 increased $8.9 million (5.2%) to $178.2 million compared to $169.3 million in 1994 due to a $9.1 million (7.1%) increase in rentals and fees revenue, offset by a decline in sales. Of this increase in rental revenues, $11.7 million was attributable to Aaron's Rental Purchase stores, which increased 22.1% to $64.7 million compared to $53.0 million last year. Higher revenues from existing rental purchase stores, as well as the opening of 10 additional Company operated rental purchase stores during the nine months of 1995, contributed to the increase. Rental revenues from the Company's rent-to-rent operations declined $2.6 million (-3.5%) during the same period, reflecting a slightly slower than normal winter season, an overall maturity in this segment of the rental industry and the Company's increased emphasis on the Aaron's Rental Purchase division.

     Revenues from sales decreased $657,000 (-1.6%) to $39.2 million in the nine months of 1995, from $39.9 million for the same period last year. This decrease was due to the closure of two rent-to-rent clearance centers and the realignment of MacTavish Furniture Industries away from sales to furniture distributors to the supply of furniture internally for both the rent-to-rent and rental purchase divisions. This new emphasis resulted in reduced sales of new merchandise for the rent-to-rent division by $3.4 milliom; however, for the same period, new sales for the rental purchase division increased $1.5 million (268.9%), and rental return sales at all store outlets increased $1.3 million (5.8%) to $24.2 million.

     Other revenues increased $437,000 (29.7%) to $1.9 million compared to $1.5 million last year. This increase was entirely due to an increase of $552,000 in franchise fee and royalty income due to the opening of 10 new franchise stores as well as older franchise stores gaining revenues. This income in the nine months of 1995 was $1.17 million compared with the $618,000 for the same period last year.

     Cost of sales decreased $422,000 (-1.5%) to $28.4 million compared to $28.8 million, and as a percentage of sales, increased slightly to 72.3% from 72.2% primarily due to increases in vendor prices.

     Operating expenses increased $4.6 million (5.3%) to $90 million from $85.5 million. As a percentage of total revenues, operating expenses were essentially unchanged at 50.5% for both periods.

     Depreciation of rental merchandise increased $1.7 million (4.3%) to $41.6 million and, as a percentage of total rentals and fees, decreased slightly to 30.4% from 31.2%. This decrease is primarily due to the change in rental merchandise mix systemwide during the year.

     Interest expense increased $138,000 (6.3%) to $2.3 million compared to $2.2 million. As a percentage of total revenues, interest is unchanged at 1.3% due to stability in interest rates during the nine months of 1995.

     Income tax expense increased $1 million (20.1%) to $6 million compared to $5 million, and the Company's effective tax rate was 37.9% in 1995 versus 38.6% for the same period in 1994.

     As a result, net earnings increased $1.9 million (23.7%) to $9.9 million for the nine months 1995 compared to $8 million for the same period in 1994. As a percentage of total revenues, net earnings increased to 5.5% in the nine months of 1995, as compared to 4.7% for the same period in 1994.

                             RESULTS OF OPERATIONS

                  (FISCAL YEARS ENDED MARCH 31, 1995 & 1994)

     Total revenues for fiscal year 1995 increased $43.7 million (23.6%) to $228.9 million compared to $185.2 million in 1994 due to a $42.2 million (32.3%) increase in rentals and fees revenue. Of this increase in rental revenues, $26.7 million was attributable to Aaron's Rental Purchase stores, which increased 57.4% to $73.2 million compared to $46.5 million last year. Higher revenues from existing rental purchase stores, as well as the opening of 19 additional rental purchase stores during fiscal year 1995, contributed to the increase. Rental revenues from rental purchase stores opened during the year were $3.8 million. Rental revenues from the Company's rent-to-rent operation increased $15.5 million (18.4%) during the same time period. Included in fiscal year 1994 total revenues was $4.9 million attributed to the former Looks Furniture Leasing locations acquired in December 1993.

     Revenues from sales increased $516,000 (1.0%) to $53.7 million from $53.1 million. Excluding sales of Ball Stalker, which was sold in fiscal year 1994, revenues from sales increased $2.6 million in fiscal year 1995. Of this increase, $1.3 million was due to sales to furniture distributors and the remaining increase was due primarily to the sale of rental-return furniture.

     Other revenue increased $946,000 (87.3%) to 2.0 million compared to $1.1 million last year. This increase was primarily due to a $495,000 increase in franchise fee and royalty income. This income in fiscal year 1995 was $912,000 compared to $417,000 for the same period last year.

     Cost of sales decreased $183,000 (.5%) to $38.7 million compared to $38.9 million and, as a percentage of sales, decreased to 72.1% from 73.2%. The improvement in gross margins was primarily due to improved margins on the sale of rental return furniture.

     Operating expenses increased $23.1 million (25.1%) to $115.0 million from $91.9 million. As a percentage of total revenues, operating expenses increased slightly to 50.3% in fiscal year 1995 compared to 49.6% in fiscal year 1994. Aaron's Rental Purchase operating costs increased $14.8 million (60.4%) to $39.3 million from $24.5 million. This increase was primarily due to increased costs, including personnel and occupancy costs, associated with opening 19 rental purchase stores during fiscal year 1995.

     Depreciation of rental merchandise increased $16.4 million (44.0%) to $53.7 million and, as a percentage of total rentals and fees, increased 31.0% in 1995 from 28.5% in 1994. This increase was primarily due to the growth of the Company's rental purchase operations, in which merchandise is depreciated at faster rates to coincide with shorter contract terms.

     Interest expense increased $970,000 (47.0%) to $3.0 million compared to $2.1 million. This increase was primarily the result of higher interest rates during fiscal year 1995.

     Income tax expense increased $893,000 (14.4%) to $7.1 million compared to $6.2 million, and the Company's effective tax rate was 38.5% in 1995 and 41.4% in 1994. The decrease in the effective tax rate was due to decreases in permanent differences between book and taxable income.

     As a result, net earnings increased $2.5 million (28.8%) to $11.3 million in 1995 compared to $8.8 million in 1994. As a percentage of total revenues, net earnings were 4.9% in fiscal year 1995 and 4.7% in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the nine months ended December 31, 1995 and the same nine month period in 1994 (unaudited) was $55.1 million and $46.2 million, respectively. Such cash flows include profits on the sale of rental merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for Aaron's Rental Purchase stores and replacing merchandise no longer suitable for rent at all Aaron Rents locations. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through bank credit, cash flow from operations, trade credit and proceeds from the sale of rental return merchandise.

     The Company has financed its growth through a revolving credit agreement with several banks, trade credit and internally generated funds. The rent-to-rent business has contributed cash that has partially funded the growth of the rental purchase business. The revolving credit agreement provides for unsecured borrowings up to $75.0 million plus an additional $3.0 million credit line to fund daily working capital requirements. At December 31, 1995, an aggregate of $37.3 million was outstanding under this facility, bearing interest at an average fixed rate of 6.76%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At December 31, 1995, the Company had swap agreements with notional principal amounts of $40 million which effectively fixed the interest rates on an equal amount of the Company's revolving credit agreements at 7.44%.

     The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

     In 1995, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     In 1995, the FASB issued Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value-based method or continue measuring compensation expenses for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method and, accordingly, SFAS 123 will not have an impact on the Company's results of operations or financial position.

     The Company has paid dividends for nine consecutive years. A $.02 per share dividend on Class A Common Stock and $.05 per share dividend on Class B Common Stock were paid in July 1995, for a total nine months cash outlay of $367,000. The Company currently expects to continue its policy of paying dividends.

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,  March 31,
(In thousands, Except Share Data)                       1995        1995
Assets---------------------------------------------------------------------
   Cash                                               $     98    $     95
   Accounts Receivable                                   8,136       8,391
   Rental Merchandise                                  176,751     172,741
   Less: Accumulated Depreciation                      (54,440)    (51,385)
                                                      --------    --------
                                                       122,311     121,356

   Property, Plant & Equipment, Net                     23,492      24,181
   Prepaid Expenses & Other Assets                       4,608       3,504
                                                      --------    --------
   Total Assets                                       $158,645    $157,527


Liabilities & Shareholders' Equity----------------------------------------

   Accounts Payable & Accrued Expenses                $ 19,304    $ 19,062
   Dividends Payable                                       365
   Deferred Income Taxes Payable                         3,781       4,126
   Customer Deposits & Advance Payments                  6,622       6,229
   Bank Debt                                            37,260      42,172
   Other Debt                                              219         987
                                                      --------    --------
           Total Liabilities                            67,551      72,576

   Commitments & Contingencies
   Shareholders' Equity
     Common Stock, Class A, Par Value
      $.50 Per Share Authorized 25,000,000 Shares;
      5,361,761 Shares Issued                            2,681       2,681
     Common Stock, Class B, Par Value
      $.50 Per Share Authorized 25,000,000 Shares;
      6,636,761 Shares Issued                            3,318       3,318
     Additional Paid-In Capital                         15,370      15,314
     Retained Earnings                                  86,365      77,216
                                                      --------    --------
                                                       107,734      98,529
     Less: Treasury Shares at Cost,
      Class A Common Stock, 1,427,588 Shares
       at December 31, 1995 & 1,234,748 Shares
       at March 31, 1995                               (11,451)     (8,324)
      Class B Common Stock, 932,441 Shares
       at December 31, 1995 & 944,031 Shares
       at March 31, 1995                                (5,189)     (5,254)
                                                      --------    --------
           Total Shareholders' Equity                   91,094      84,951
                                                      --------    --------
    Total Liabilities & Shareholders' Equity          $158,645    $157,527
- --------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar Amounts in Thousands Except Per Share)   Nine Months Ended   Year Ended   Year Ended
                                                    December 31,      March 31,    March 31,
                                                       1995             1995         1994

Revenues------------------------------------------------------------------------------------

   Rentals & Fees                                   $137,098         $173,208     $130,962
   Sales                                              39,218           53,655       53,139
   Other                                               1,908            2,029        1,083
                                                    --------         --------     --------
                                                     178,224          228,892      185,184

Costs & Expenses---------------------------------------------------------------------------
   Cost of Sales                                      28,350           38,696       38,879
   Operating Expenses                                 90,027          115,028       91,927
   Depreciation of Rental Merchandise                 41,612           53,708       37,310
   Interest                                            2,323            3,033        2,063
                                                    --------         --------     --------
                                                     162,312          210,465      170,179
                                                    --------         --------     --------
   Earnings Before Income Taxes                       15,912           18,427       15,005
   Income Taxes                                        6,032            7,102        6,209
                                                    --------         --------     --------
   Net Earnings                                     $  9,880         $ 11,325     $  8,796
                                                    --------         --------     --------
   Earnings Per Share                               $    .99         $   1.15     $   1.01
- ------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Additional
                                              Treasury Stock         Common Stock         Paid-In     Retained
(In Thousands)                               Shares     Amount     Class A    Class B     Capital     Earnings
- ---------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                     (2,277)   $(12,664)    $2,681     $2,681      $ 1,069      $58,385
  Reacquired Shares                           (115)     (1,151)
  Dividends                                                                                               (591)
  Reissued Shares                              106         587                                 32            5
  Net Earnings                                                                                           8,796
- --------------------------------------------------------------------------------------------------------------
Balance, March 31,1994                      (2,286)    (13,228)     2,681      2,681        1,101       66,595
  Issued Shares                                                                  637       13,503
  Reacquired Shares                           (138)     (1,836)
  Dividends                                                                                               (709)
  Reissued Shares                              245       1,486                                710            5
  Net Earnings                                                                                          11,325
- --------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                     (2,179)    (13,578)     2,681      3,318       15,314       77,216
  Reacquired Shares                           (194)     (3,134)
  Dividends                                                                                               (732)
  Reissued Shares                               13          72                                 56            1
  Net Earnings                                                                                           9,880
- --------------------------------------------------------------------------------------------------------------
Balance, December 31,1995                   (2,360)   $(16,640)    $2,681     $3,318      $15,370      $86,365
- --------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE D:  PROPERTY, PLANT & EQUIPMENT

(In Thousands)                                 December 31,     March 31,
 Years Ended                                       1995           1995
- -------------------------------------------------------------------------
Land                                             $  1,872       $  1,968
Buildings & Improvements                            9,692          8,824
Leasehold Improvements & Signs                     13,834         13,845
Fixtures & Equipment                               16,065         17,112
Construction in Progress                              528          1,203
                                                 --------       --------
                                                   41,991         42,952

Less: Accumulated Depreciation
 & Amortization                                   (18,499)       (18,771)
                                                 --------       --------
                                                 $ 23,492       $ 24,181
- -------------------------------------------------------------------------

NOTE E:  DEBT

     BANK DEBT -- The Company has a revolving credit agreement with three banks providing for unsecured borrowings up to $75,000,000, plus a $3,000,000 credit line to fund daily working capital requirements. Amounts borrowed bear interest at the lower of the lender's prime rate, or LIBOR plus .5%, or the rate at which certificates of deposit are offered in the secondary market plus .625%. The pricing under the working capital line is based upon overnight bank borrowing rates. At December 31, 1995, an aggregate of $37,260,000 was outstanding under this agreement. The Company pays a .22% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement (after giving effect to interest rate swaps) was 7.73% for the nine months ended December 31, 1995 and 6.13% in fiscal 1995 and 5% in fiscal 1994.

     The Company has entered into interest rate swap agreements that effectively fix the interest rate on $20,000,000 of the amount outstanding under the revolving credit agreement at an average 8.03% until November 1997 and an additional $20,000,000 at an average of 6.85% until June 2005. These swap agreements involve the receipt of amount when the floating rate exceeds the fixed rates and the payment of amounts when the fixed rate exceed the floating rate in such agreements over the life of the agreements. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to the floating rate interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued liabilities or other assets. The fair values of the swap agreements, which are not recognized in the financial statements, are estimated to be an unrealized loss of $1,692,000 at December 31, 1995. The fair value of the Company's bank debt approximates its carrying value.

     The revolving credit agreement may be terminated on ninety days' notice by the Company or six months' notice by the lenders. The debt is payable in 60 monthly installments following the termination date if terminated by the lenders.

     The agreement restricts cash dividend payments and stock repurchases to $3,000,000 plus 25% of net earnings since April 1, 1991, and places other restrictions on additional borrowings and requires the maintenance of certain financial ratios.

     OTHER DEBT -- Other debt of $219,000 at December 31, 1995 and $987,000 at March 31, 1995, represents an insurance premium financing agreement bearing interest at 7.25%. Other debt matures in 1996.

NOTE F:  INCOME TAXES
                                                                Years Ended
(In Thousands)                           Nine Months Ended        March 31,
                                            December 31,       --------------
                                                1995           1995      1994
- -----------------------------------------------------------------------------
Current Income Tax Expense:
Federal                                      $5,577          $ 7,258   $5,667
State                                           800              934      441
                                        -------------------------------------
                                              6,377            8,192    6,108

Deferred Income Tax (Benefit) Expense:
Federal                                        (302)            (930)     101
State                                           (43)            (160)
                                        -------------------------------------
                                               (345)          (1,090)     101
- -----------------------------------------------------------------------------
                                             $6,032          $ 7,102   $6,209
- -----------------------------------------------------------------------------



  Significant components of the Company's deferred          The Company's actual tax rate differs from the federal income
 income tax liabilities and assets are as follows:          tax statutory rate as follows:
(In thousands)                 December 31,   March 31,                               Nine Months Ended   Year Ended   Year Ended
                                   1995         1995                                     December 31,      March 31,    March 31,
- -------------------------------------------------------                                      1995            1995         1994
Deferred Tax Liabilities:                                   ----------------------------------------------------------------------
  Tax Over Book Depreciation    $6,858        $6,967        Statutory Rates                 35.0%            35.0%        34.3%
  Other, Net                       134           606        Increases in Taxes
                                ------        ------          Resulting From:
Total Deferred Tax Liabilities   6,992         7,573           State Income Taxes, net of
                                ------        ------           Federal Income Tax Benefit    3.2              2.7          2.5
Deferred Tax Assets                                           Effect of Change in Federal
  Insurance Reserves               635           934           Income Tax Rate on
  Reserve for Closed Store                                     Deferred Taxes                                               .9
    Locations                      212           353           Other, Net                    (.3)              .8          3.7
  Rent Collected in Advance      1,374         1,325                                         ---------------------------------
  Franchise Deposits               328                      Effective Tax Rate               37.9%           38.5%        41.4%
  Other, Net                       662           835        ---------------------------------------------------------------------
                                ------        ------
Total Deferred Tax Assets        3,211         3,447
                                ------        ------
Net Deferred Tax Liabilities    $3,781        $4,126
- -------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At December 31, 1995 and March 31, 1995 and for the Nine Month Period Ended
    December 31, 1995 and the Years Ended March 31, 1995 and March 31, 1994

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Aaron Rents, Inc., and its wholly-owned subsidiaries, Aaron Enterprises, Inc., formerly Ball Stalker Co., and Aaron Investment Company. All significant intercompany accounts and transactions have been eliminated. The preparation of Aaron Rents' consolidated financial statements in conformity with generally accepted accounting principles requires Aaron Rents' management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     LINE OF BUSINESS--The Company is engaged in the business of renting and selling residential and office furniture and other merchandise. The Company manufactures furniture principally for its rental and sales operations.

     RENTAL MERCHANDISE consists primarily of residential and office furniture and other merchandise and is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful life of the merchandise, principally from 1 to 5 years, after allowing for a salvage value of 5% to 60%. The Company recognizes rental revenues over the rental period and recognizes all costs of servicing and maintaining merchandise on rent as incurred.

     PROPERTY, PLANT AND EQUIPMENT are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from 8 to 27 years for buildings and improvements and from 2 to 5 years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.

     DEFERRED INCOME TAXES arise principally from the use of accelerated methods of computing depreciation on rental merchandise for tax purposes.

     COST OF SALES includes the depreciated cost of rental-return residential and office merchandise sold and the cost of new residential and office merchandise sold. It is not practicable to allocate operating expenses between selling and rental operations.

     ADVERTISING--The Company expenses advertising costs as incurred. Such costs aggregated $6,258,000 for the nine months ended December 31, 1995 and $7,257,000 and $6,025,000 in fiscal years 1995, and 1994, respectively.

     NEW ACCOUNTING STANDARDS--In 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires that companies electing to continue using the intrinsic value method make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company anticipates continuing to account for stock-based compensation using the intrinsic value method, and accordingly, SFAS 123 will not have an impact on the Company's results of operations or financial position.

NOTE B:  CHANGE IN FISCAL YEAR END

     During 1995, the Company changed its fiscal year end from March 31 to December 31, which resulted in a nine month fiscal period ended December 31, 1995. The decision to change the fiscal year end was made for more convenience in both internal and external reporting.

     Results of operations (condensed) for the nine-month periods ended December 31, 1995, and December 31, 1994, are shown below:

                                                       Nine Months Ended
(In Thousands Except Per Share Amounts)          December 31,    December 31,
                                                     1995           1994
- ------------------------------------------------------------------------------
                                                                 (Unaudited)
Revenues                                           $178,224       $169,341
Cost of Sales                                        28,350         28,772
Operating And Other Expenses                         92,350         87,649
Depreciation of Rental Merchandise                   41,612         39,912
                                                   -----------------------
Income Before Income Taxes                           15,912         13,008
Earnings Before Income Taxes                          6,032          5,021
                                                   -----------------------
Net Earnings                                       $  9,880       $  7,987
                                                   -----------------------
Earnings Per Share                                 $    .99       $    .81
                                                   -----------------------
Weighted Average Shares Outstanding                  10,019          9,884
- ------------------------------------------------------------------------------

NOTE C:  EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares and common equivalent shares (for stock options using the treasury stock method) outstanding during the period, which was 10,018,728 shares for the nine months ended December 31, 1995; 9,814,274 shares for the year ended March 31, 1995; and 8,720,209 shares for the year ended March 31, 1994.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts In Thousands Except Per Share)

                                                               Nine
                                                            Months Ended        Year Ended        Year Ended
                                                            December 31,         March 31,         March 31,
                                                               1995                1995              1994
OPERATING ACTIVITIES----------------------------------------------------------------------------------------
  Net Earnings                                               $  9,880           $  11,325          $   8,796
  Depreciation & Amortization                                  45,798              58,765             41,040
  Deferred Income Taxes                                          (345)             (1,090)               101
  Change in Accounts Payable & Accrued Expenses                   242              (1,834)             6,428
  Change in Accounts Receivable                                   255                (386)            (1,159)
  Other Changes, Net                                             (711)              1,966                585
                                                             -----------------------------------------------
  Cash Provided by Operating Activities                        55,119              68,746             55,791

INVESTING ACTIVITIES----------------------------------------------------------------------------------------
  Additions to Property, Plant & Equipment                     (5,476)            (11,820)            (9,539)
  Book Value of Property Retired or Sold                        1,979               1,401                590
  Additions to Rental Merchandise                             (72,926)           (101,755)          (103,164)
  Book Value of Rental Merchandise Sold                        30,892              40,667             48,267
  Contracts & Other Assets Acquired                              (533)               (328)           (10,815)
                                                             -----------------------------------------------
  Cash Used by Investing Activities                           (46,064)            (71,835)           (74,661)

FINANCING ACTIVITIES----------------------------------------------------------------------------------------
  Proceeds from Revolving Credit Agreement                     51,933             229,448            219,262
  Repayments on Revolving Credit Agreement                    (56,845)           (238,727)          (199,756)
  (Decrease) Increase in Other Debt                              (768)               (685)               487
  Proceeds from Common Stock Offering                                              14,140
  Dividends Paid                                                 (367)               (709)              (591)
  Acquisition of Treasury Stock                                (3,134)             (1,836)            (1,151)
  Issuance of Stock Under Stock Option Plan                       129               1,467                624
                                                             -----------------------------------------------
  Cash (Used) Provided by Financing Activities                 (9,052)              3,098             18,875
                                                             -----------------------------------------------
  Increase in Cash                                                  3                   9                  5
  Cash at Beginning of Year                                        95                  86                 81
                                                             -----------------------------------------------
  Cash at End of Year                                        $     98           $      95          $      86
                                                             -----------------------------------------------

  Cash Paid During the Year:
  Interest                                                   $  2,642           $   3,005          $   2,277
  Income Taxes                                                  7,677               8,705              5,123
- -------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE G: COMMITMENTS

        The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2005. Most of the leases contain renewal options for additional periods ranging from 2 to 10 years at rental rates generally adjusted on the basis of the consumer price index or other factors. The Company also leases transportation equipment and data processing equipment under operating leases expiring during the next 3 years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.

        Future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 1995, are as follows: $14,545,000 in 1996; $13,731,000 in 1997; $10,187,000
in 1998; $7,091,000 in 1999; $3,769,000 in 2000; and $3,442,000 thereafter.

        Rental expense was $11,513,000 for the nine months ended December 31, 1995 and $15,467,000 and $12,462,000 for the years ended March 31, 1995 and 1994 respectively.

        The Company leases four buildings from certain officers of the Company under leases expiring through 2005 for annual rentals aggregating $643,000.

        The Company maintains a 401(k) savings plan for all full-time employees with at least one year of service with the Company and who meet certain eligibility requirements. The plan allows employees to contribute up to 6% of their annual compensation with 50% matching by the Company on the first 4% of compensation. The Company's expense related to the plan was $162,000 for the nine months ended December 31, 1995 and $259,000 and $219,000 for the years ended March 31, 1995 and 1994, respectively.

NOTE H: SHAREHOLDERS' EQUITY

        On May 2, 1994, the Company issued, through a public offering, 1,275,000 shares of Class B Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $14,100,000. The net proceeds were used to reduce bank debt.

        At December 31, 1995, the Company held a total of 2,360,029 common shares in its treasury, and is authorized by the Board of Directors to acquire up to an additional 141,560 shares.

        The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. No preferred shares have been issued.

        The Company has a stock incentive plan under which certain key employees can purchase shares of common stock under stock options. Stock options are granted to employees at an exercise price equal to or greater than the fair market value of the stock on the date of grant. Options become exercisable after a period of two years and unexercised options lapse five years after the date of grant. However, such options are subject to forfeiture upon termination of service. Under the plan, 624,000 shares of the Company's treasury shares are reserved for issuance when these options are exercised. Following is a summary of the activity in this plan:

                                              Nine Months Ended             Fiscal Year Ended              Fiscal Year Ended
                                              December 31, 1995               March 31, 1995                 March 31, 1994
                                            ----------------------       -----------------------         -----------------------
                                            Common     Price Range       Common      Price Range         Common      Price Range
                                            shares      per share        shares       per share          shares       per share
- --------------------------------------------------------------------------------------------------------------------------------
Options outstanding--beginning of year     647,000  $ 6.00 - 13.875      639,500  $ 6.00 - 10.50         717,000  $ 6.00 - 10.25
Options granted                                                          252,000   12.00 - 13.875         16,500    9.75 - 10.50
Options exercised                           12,000    6.00               244,500    6.00                  83,900    6.00
Options cancelled                           11,000   12.75 - 13.875                                       10,000    6.00
                                           -------------------------------------------------------------------------------------
Options outstanding--end of year           624,000  $ 6.00 - 13.875      647,000  $ 6.00 - 13.875        639,500  $ 6.00 - 10.50
- --------------------------------------------------------------------------------------------------------------------------------
Options exercisable--end of year           383,000  $ 6.00 - 10.50       380,000  $ 6.00 - 10.25         613,100  $ 6.00
- --------------------------------------------------------------------------------------------------------------------------------

NOTE I: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands Except Per Share)
                                           First         Second         Third         Fourth
                                          Quarter        Quarter       Quarter       Quarter
- ----------------------------------------------------------------------------------------------
Twelve Months ended December 31, 1995
  Revenues                                $59,551        $59,135       $59,012       $60,077
  Gross Profit                             35,831         36,121        35,646        36,495
  Earnings Before Taxes                     5,419          5,347         5,152         5,413
  Net Earnings                              3,338          3,315         3,205         3,360
Earnings Per Share                        $   .34        $   .33       $   .32        $  .34
- ----------------------------------------------------------------------------------------------
Twelve Months ended December 31, 1994
  Revenues                                $53,415        $55,595       $57,235       $56,511
  Gross Profit                             32,358         33,183        33,274        34,200
  Earnings Before Taxes                     4,636          4,273         4,097         4,638
  Net Earnings                              2,719          2,607         2,507         2,873
Earnings Per Share                        $   .31        $   .27       $   .25        $  .29
- ----------------------------------------------------------------------------------------------

NOTE J: SALES & ACQUISITIONS

        On June 16, 1993, the Company sold substantially all of the assets of its Ball Stalker subsidiary. Ball Stalker had revenues of $16,242,000 in fiscal year 1993 and did not contribute to earnings in that year. The sale did not have any significant effect on the Company's results of operations for fiscal year 1994.

        On December 1, 1993, the Company acquired substantially all of the assets of FLB, Inc. (d/b/a Looks Furniture Leasing), a furniture rental operation with 15 locations in Texas and Oklahoma. The cash purchase price was $8,000,000. The acquisition had no significant effect on the Company's results of operations for fiscal year 1994. In addition to the above acquisition, the Company acquired during fiscal year 1994 the assets of several other furniture rental companies for cash aggregating approximately $3,000,000.

NOTE K: FRANCHISING OF AARON'S RENTAL PURCHASE

        The Company franchises Aaron's Rental Purchase stores. As of December 31, 1995 and March 31, 1995, 106 and 35 franchises had been awarded, respectively. Franchisees pay a non-refundable initial franchise fee of $35,000 and an ongoing royalty of 5% of cash receipts. The Company recognizes this income as earned and includes them in Other Revenues in the Consolidated Statements of Earnings. The Company has guaranteed certain lease and debt obligations of some of the franchisees amounting to $555,000 and $2,205,000, respectively, at December 31, 1995. The Company has recourse rights to the leased property and to the assets securing the debt obligations. As a result, the Company does not expect to incur any significant losses under these guarantees.

COMMON STOCK MARKET PRICES & DIVIDENDS

        The Company's Class A and Class B Common Stock are traded on The NASDAQ Market under the symbols "ARONA" and "ARONB," respectively. The approximate number of shareholders of record of the Company's Common Stock at March 12, 1996, was 2,000. The following table shows, for the periods indicated, the range of high and low bid prices per share for the Class A and Class B Common Stock as reported by NASDAQ, and the cash dividends paid per share.

        The average closing bid quotation for Class A and Class B Common Stock on March 12, 1996, was $19.50 and $18.75 respectively. The Company currently expects to continue its policy of paying dividends.

CLASS A COMMON STOCK
                                                       Cash
                                                     Dividends
                        High           Low           Per Share
- -----------------------------------------------------------------
DECEMBER 31, 1995
  First Quarter        $15.50        $14.00           $.02
  Second Quarter        19.00         15.50
  Third Quarter         18.50         17.375           .02
- -----------------------------------------------------------------
March 31, 1995
  First Quarter        $13.25        $11.50           $.03
  Second Quarter        13.00         10.50
  Third Quarter         12.75         11.50            .02
  Fourth Quarter        14.25         12.00


CLASS B COMMON STOCK
                                                       Cash
                                                     Dividends
                        High           Low           Per Share
- -----------------------------------------------------------------
DECEMBER 31, 1995
  First Quarter        $15.75        $13.75           $.05
  Second Quarter        19.00         15.375
  Third Quarter         18.50         17.25            .05
- -----------------------------------------------------------------
March 31, 1995
  First Quarter        $12.75        $11.25           $.04
  Second Quarter        13.25         11.50
  Third Quarter         12.875        11.50            .05
  Fourth Quarter        14.00         12.00


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Aaron Rents, Inc.:

        We have audited the accompanying consolidated balance sheets of Aaron Rents, Inc. and Subsidiaries as of December 31, 1995 and March 31, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron Rents, Inc. and Subsidiaries as of December 31, 1995 and March 31, 1995, and the consolidated results of their operations and their cash flows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                       Ernst & Young LLP

Atlanta, Georgia
March 19, 1996

                                    EXHIBIT
                                     INDEX

Exhibit 11        Computation of Earnings Per Share

Exhibit 13 Aaron Rents, Inc. Report to Shareholders for the Nine Months ended December 31, 1995

Exhibit 21        Subsidiaries of the Registrant

Exhibit 23        Consent of Ernst & Young LLP

Exhibit 27        Financial Data Schedule