Form 10-Q
period 1996-03-31
AARON RENTS INC
filed 1996-05-15
CIK 706688

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of l934

                March  31, 1996                             0-12385
                ----------------                            -------
               For Quarter Ended                       Commission File No.



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

     Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ____
                                                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding as of
                Title of Each Class                     May 10, 1996
                -------------------                     ------------
          Class A Common Stock, $.50 Par Value            3,826,406
                  Common Stock, $.50 Par Value            5,705,820

                        Part 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             (unaudited)
                                              March 31,        December 31,
                                                1996               1995
                                             -----------       -------------
                                                     (in thousands)
ASSETS:
Cash                                        $         97       $          98
Accounts Receivable                                7,310               8,136
Rental Merchandise                               182,740             176,751
Less: Accumulated Depreciation                  (55,099)            (54,440)
                                             -----------        ------------
                                                 127,641             122,311
Property, Plant and Equipment, Net                24,812              23,492
Prepaid Expenses and Other Assets                  2,895               4,608
                                             -----------        ------------

Total Assets                                $    162,755       $     158,645
                                             ===========        ============
LIABILITIES AND SHAREHOLDERS'  EQUITY:
Accounts Payable and Accrued Expenses       $     19,037       $      19,304
Dividends Payable                                                        365
Deferred Income Taxes Payable                      4,299               3,781
Customer Deposits and Advance Payments             7,014               6,622
Bank Debt                                         37,966              37,260
Other Debt                                         1,300                 219
                                             -----------        ------------
          Total Liabilities                       69,616              67,551

Shareholders' Equity:
Common Stock, Class A, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   5,361,761 Shares Issued                         2,681               2,681
Common Stock, Class B, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   6,636,761 Shares Issued                         3,318               3,318
Additional Paid in Capital                        15,401              15,370
Retained Earnings                                 90,525              86,365
                                             -----------        ------------
                                                 111,925             107,734

Less: Treasury Shares at Cost,
Class A Common Stock,  1,535,355 Shares
   at March 31, 1996 and 1,427,588
   Shares at December 31, 1995                  (13,605)            (11,451)

Class B Common Stock, 930,941 Shares
   at March 31, 1996 and 932,031 Shares at
   December 31, 1995                             (5,181)             (5,189)
                                             -----------        ------------
          Total Shareholders' Equity              93,139              91,094
                                             -----------        ------------
Total Liabilities and
Shareholders' Equity                        $    162,755       $     158,645
                                             ===========        ============

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                  Three Months Ended
                                                  ------------------
                                                       March 31
                                                       --------

                                                 1996          1995
                                                 ----          ----
                                                    (in thousands,
                                               except per share amounts)
          REVENUES:
            Rentals and Fees                  $   49,481   $   45,213
            Sales                                 14,507       13,780
            Other                                    705          558
                                               ---------    ---------
                                                  64,693       59,551
                                               ---------    ---------

          COSTS AND EXPENSES:
            Cost of Sales                         10,523        9,924
            Operating Expenses                    32,070       29,564
            Depreciation
              of Rental Merchandise               14,592       13,796
            Interest                                 717          848
                                               ---------    ---------
                                                  57,902       54,132
                                               ---------    ---------

          EARNINGS BEFORE TAXES                    6,791        5,419

          INCOME TAXES                             2,632        2,081
                                               ---------    ---------

          NET EARNINGS                        $    4,159   $    3,338
                                               =========    =========

          EARNINGS PER SHARE                  $      .42   $      .34
                                               =========    =========


          WEIGHTED AVERAGE
            SHARES OUTSTANDING                     9,922        9,932
                                               =========    =========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)

                                                  Three Months Ended
                                                  ------------------
                                                       March 31,
                                                       ---------

                                               1996                   1995
                                               ----                   ----
OPERATING ACTIVITIES
 Net Earnings                             $   4,159               $  3,338
 Depreciation and Amortization               16,272                 15,448
 Deferred Income Taxes                          518                    (13)
 Change in Accounts Payable and
  Accrued Expenses                             (267)                 2,750
 Change in Accounts Receivable                  826                  1,661
 Other Changes, Net                           2,105                   (643)
                                          ----------              ---------

  Cash Provided by Operating Activities      23,613                 22,541
                                          ----------              ---------

INVESTING ACTIVITIES
 Additions to Property, Plant and
  Equipment                                  (3,230)                (2,687)
 Book Value of Property Retired or Sold         251                    692
 Additions to Rental Equipment              (31,242)               (26,734)
 Book Value of Rental Equipment Sold         11,300                 11,057
 Contracts and Other Assets Acquired                                  (328)
                                          ----------              ---------

  Cash (Used) by Investing Activities       (22,921)               (18,000)
                                          ----------              ---------

FINANCING ACTIVITIES
 Proceeds from Revolving Credit Agreement    16,448                 16,965
 Repayments on Revolving Credit Agreement   (15,742)               (21,471)
 Increase of Other Debt                       1,081                    771
 Dividends Paid                                (365)                  (362)
 Acquisition of Treasury Stock               (2,220)                (1,693)
 Issuance of Stock Under Stock Option Plan      105                  1,252
                                          ----------              ---------

 Cash (Used) by Financing Activities           (693)                (4,538)
                                          ----------              ---------

 (Decrease) Increase in Cash                     (1)                     3
  Cash at Beginning of Year                      98                     92

                                          ----------              ---------
 Cash at End of Period                    $      97               $     95
                                          ==========              =========


See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Principles of Consolidation:
- ----------------------------

     The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements:
- -----------------------------

     The Consolidated Balance Sheet as of March 31, 1996, and the Consolidated Statements of Earnings and Cash Flows for the three months ended March 31, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

     During 1995, the Company changed its fiscal year end from March 31 to December 31. Interim financial statements for the comparable periods during 1995 of the fiscal year ending December 31, 1996 have been presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the nine months ended December 31, 1995. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

Accounting Changes:
- -------------------

Depreciation:
- -------------

At December 31, 1995, approximately 20% of the Aaron's Rental Purchase Division's merchandise on rent was fully depreciated. On January 1, 1996, the Company prospectively changed its depreciation method on rental purchase merchandise acquired after December 31, 1995 from generally 14 months straight-line with a 5% salvage value to a method that depreciates the merchandise over the contract period, when on rent generally 12 months, and 36 months when not on rent to a 0% salvage value. This new method is similar to a method referred to as the income forecasting method in the rental purchase industry. The Company adopted the new method because management believes that it provides a more systematic and rational allocation of the cost of rental purchase merchandise over its useful life. The effect for the quarter ended March 31, 1996 of the change in the depreciation method on merchandise purchased after December 31, 1995 was to decrease net income by approximately $300,000 ($.03 per share). In addition, based on an analysis of the average composite life of the division's rental purchase merchandise on rent or on hand at December 31, 1995, the Company extended the depreciable lives of that merchandise from generally 14 months to 18 months, and made other refinements to depreciation rates on rental and rental purchase merchandise. The effect of such change in depreciable lives and other refinements was to increase net income for the quarter ended March 31, 1996 by approximately $400,000 ($.04 per share). It is not expected that such change in estimates will have a significant effect on net income for the year ending December 31, 1996.

                        PART I - FINANCIAL INFORMATION
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
- ---------------------

FIRST QUARTER ENDED MARCH 31, 1996, COMPARED TO THE QUARTER ENDED
MARCH 31, 1995:

Total revenues for the first quarter of fiscal year 1996 increased $5.1 million (8.6%) to $64.7 million compared to $59.6 million for the same period a year ago. This increase in revenues was primarily due to a $4.3 million (8.6%) increase in rentals and fees revenue. Of this increase in rental revenues, $3.7 million was attributable to Aaron's Rental Purchase stores, which increased 18.0% to $23.9 million compared to $20.2 million last year. Rental revenues from the Company's rent-to-rent operations increased $475,000 (1.9%) during the same period.

Revenues from sales increased $727,000 (5.3%) to $14.5 million from $13.8 million for the same period last year. This increase was due to an increase in sales for the rental purchase division of $1.6 million offset by a $842,000 decrease for the rent-to-rent division due to the closure of two rent-to-rent clearance centers and a realignment of MacTavish Furniture away from outside sales to the supply of furniture internally.

Other revenue increased $147,000 (29.7%) to $705,000 compared to $558,000 last year. This increase was entirely due to an increase of $164,000 in franchise and royalty fee income due to a net increase of 12 franchise stores as well as older franchise stores gaining in revenue. This income for the current quarter was $458,000 compared with $294,000 for the same period last year.

Cost of sales increased $598,000 (6.0%) to $10.5 million compared to $9.9 million and as a percentage of sales increased to 72.5% from 72.0% primarily due to increases in product costs.

Operating expenses increased $2.5 million (8.5%) to $32.1 million from $29.6 million. As a percentage of total revenues, operating expenses were essentially unchanged at 49.6% for both periods.

Depreciation of rental merchandise increased $797,000 (5.8%) to $14.6 million and, as a percentage of total rentals and fees, decreased to 29.5% from 30.5%. This decrease is due to the change in depreciation method in the rental purchase division.

Interest expense decreased $131,000 (-15.5%) to $717,000 compared to $848,000. As a percentage of total revenue, interest decreased to 1.1% from 1.4% due to a lower average bank debt balance and stability of interest rates during the quarter.

Income tax expense increased $551,000 (26.5%) to $2.6 million compared to $2.1 million, and the Company's effective tax rate was 38.8% for the quarter versus 38.4% for the same period in 1995.

As a result, net earnings increased $822,000 (24.6%) to $4.2 million in first quarter of fiscal year 1996 compared to $3.3 million for the same period in 1995. As a percentage of total revenues, net earnings increased to 6.4% in the current quarter as compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the first quarter of fiscal year 1996 was 9,922,000 compared to 9,932,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

     During the first quarter of 1996 the Company paid a semi-annual dividend that was declared in December 1995 of .02 per share on Class A Common Stock and
 .05 per share on Class B Common Stock.

     On May 7, 1996, the Company declared a semi-annual dividend payable on July 8, 1996 of $.02 per share on both Common Stock and Class A Common Stock.

     Management believes its expected cash flow from operations, proceeds from the sale of rental return merchandise, bank borrowings, and vendor credit are adequate to supply short-term capital needs, and that it has the ability to obtain additional long-term capital if needed.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

     The following is a description of the matters submitted to a vote at the May 7, 1996 Annual Shareholders meeting and the results of that vote.

     (1) The election of ten directors to constitute the Board of Directors until the next annual meeting and until their successors are elected and qualified:
                    For:  3,143,209           Withheld:  185,003

     (2) The approval of a proposal to amend the Company's articles of incorporation to change the designation of the Company's Class B Common Stock to "Common Stock";
                    For:  3,103,792           Against:  215,634
                    Abstain:  2,786           Broker non-votes:  6,000

     (3) The approval of the Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan:
                    For:  2,954,941           Against:  364,242
                    Abstain:  3,029           Broker non-votes:  6,000


Item 5.  Other Information

         On May 7, 1996, the Company's Board of Directors declared a stock dividend as described in Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K:


         (a)  The following exhibits are furnished herewith:

Exhibit
Number         Description of Exhibit                                 Page No.
- ------         ----------------------                                 --------
3              Amended and Restated Articles of Incorporation

11             Computation of Earnings Per Share

18             Letter Re Change in Accounting Principles

27             Financial Data Schedule

99             Press Release

         (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        AARON RENTS, INC.
                                                        (Registrant)



Date- May 14, 1996                               /s/ GILBERT L. DANIELSON
     -------------                                   ---------------------------
                                                         Gilbert L. Danielson
                                                         Vice President, Finance
                                                         Chief Financial Officer



Date- May 14, 1996                               /s/ ROBERT P. SINCLAIR, JR.
     -------------                                   ---------------------------
                                                         Robert P. Sinclair, Jr.
                                                         Controller