Form 10-Q
period 1996-06-30
AARON RENTS INC
filed 1996-08-14
CIK 706688

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of l934

      June 30, 1996                                       0-12385
- ---------------------------                   ----------------------------
   For Quarter Ended                               Commission File No.


                               AARON RENTS, INC.
           --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Georgia                            58-0687630
      -------------------------------          ------------------
      (State or other jurisdiction of          (I. R. S. Employer
       incorporation or organization)          Identification No.)


       309 E. Paces Ferry Road, N.E.
              Atlanta, Georgia                                  30305-2377
  ---------------------------------------                       ----------
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

    Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes    X
                    -------
                No
                    -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding as of
             Title of Each Class                         August 13, 1996
           --------------------------             ------------------------
           Class A Common Stock, $.50 Par Value            3,786,906
           Common Stock, $.50 Par Value                   15,240,046

                        Part 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements
                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (unaudited)
                                                    June 30,      December 31,
                                                      1996            1995
                                                 -------------    ------------
                                                       (in thousands)
ASSETS:
Cash                                                $      96       $      98
Accounts Receivable                                     9,405           8,136
Rental Merchandise                                    196,713         176,751
Less: Accumulated Depreciation                        (57,483)        (54,440)
                                                    ---------       ---------
                                                      139,230         122,311
Property, Plant and Equipment, Net                     27,586          23,492
Prepaid Expenses and Other Assets                       3,930           4,608
                                                    ---------       ---------

Total Assets                                        $ 180,247       $ 158,645
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses               $  26,123       $  19,304
Dividends Payable                                         382             365
Deferred Income Taxes Payable                           4,450           3,781
Customer Deposits and Advance Payments                  7,068           6,622
Bank Debt                                              45,134          37,260
Other Debt                                                954             219
                                                    ---------       ---------
          Total Liabilities                            84,111          67,551

Shareholders' Equity:
Common Stock, Class A, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   5,361,761 Shares Issued                              2,681           2,681
Common Stock, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   16,170,987 Shares Issued                             8,085           3,318
Additional Paid in Capital                             15,414          15,370
Retained Earnings                                      89,289          86,365
                                                    ---------       ---------
                                                      115,469         107,734

Less: Treasury Shares at Cost,
Class A Common Stock,  1,574,855 Shares
   at June 30, 1996 and 1,427,588
   Shares at December 31, 1995                        (14,152)        (11,451)

Common Stock, 930,941 Shares
   at June 30, 1996 and 932,441 Shares at
   December 31, 1995                                   (5,181)         (5,189)
                                                    ---------       ---------
          Total Shareholders' Equity                   96,136          91,094
                                                    ---------       ---------
Total Liabilities and
Shareholders' Equity                                $ 180,247       $ 158,645
                                                    =========       =========

See Notes to Consolidated Financial Statements



                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                      ------------------    ------------------
                                           June 30,              June 30,
                                      ------------------    ------------------
                                          1996      1995      1996      1995
                                      ------------------    ------------------
                                      (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                    $  51,976   $45,690  $101,457  $ 90,903
  Sales                                  14,648    12,858    29,155    26,638
  Other                                     986       587     1,691     1,145
                                      ---------   -------  --------  --------
                                         67,610    59,135   132,303   118,686
                                      ---------   -------  --------  --------
COSTS AND EXPENSES:
  Cost of Sales                          10,708     9,114    21,231    19,038
  Operating Expenses                     33,812    30,024    65,882    59,588
  Depreciation
     of Rental Merchandise               15,936    13,900    30,528    27,696
  Interest                                  779       750     1,496     1,598
                                      ---------   -------  --------  --------
                                         61,235    53,788   119,137   107,920
                                      ---------   -------  --------  --------
EARNINGS BEFORE
TAXES                                     6,375     5,347    13,166    10,766

INCOME TAXES                              2,461     2,032     5,093     4,113
                                      ---------   -------  --------  --------

NET EARNINGS                          $   3,914   $ 3,315  $  8,073  $  6,653
                                      ---------   -------  --------  --------

EARNINGS PER SHARE                    $     .20   $   .17  $    .41  $    .33
                                      ---------   -------  --------  --------

CASH DIVIDENDS DECLARED
   PER SHARE
   Class A Common Stock               $     .02   $   .01  $    .02  $    .01
                                      ---------   -------  --------  --------
   Class B Common Stock               $     .02   $  .025  $    .02  $   .025
                                      ---------   -------  --------  --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                     20,027    20,074    19,931    19,969
                                      ---------   -------  --------  --------
Prior year earnings per share, dividends and weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC.AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                                   June 30,
                                                                   --------
                                                        1996                     1995
                                                        ----                     ----
                                                                (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                    $    8,073              $     6,653
   Depreciation and Amortization                       33,451                   30,804
   Deferred Taxes                                         669                     (236)
   Change in Accounts Payable and
      Accrued Expenses                                  6,068                    2,560
   Change in Accounts Receivable                       (1,269)                   1,452
   Other Changes, Net                                   1,141                    1,246
                                                   ----------              -----------
      Cash Provided by Operating Activities            48,133                   42,479
                                                   ----------              -----------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment          (7,319)                  (5,480)
   Book Value of Property Retired or Sold                 506                    2,159
   Additions to Rental Equipment                      (65,894)                 (50,494)
   Book Value of Rental Equipment Sold                 20,721                   20,876
   Contracts and Other Assets Acquired                 (1,744)                    (328)
                                                   ----------              -----------
      Cash Used by Investing Activities               (53,730)                 (33,267)
                                                   ----------              -----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement            41,429                   36,609
   Repayments on Revolving Credit Agreement           (33,555)                 (43,842)
   Increase of Other Debt                                 735                      442
   Dividends Paid                                        (365)                    (362)
   Acquisition of Treasury Stock                       (2,785)                  (3,312)
   Issuance of Stock Under Stock Option Plan              136                    1,252
                                                   ----------              -----------
   Cash provided (used) by financing activities         5,595                   (9,213)
                                                   ----------              -----------

DECREASE IN CASH                                           (2)                      (1)
   Cash at Beginning of Year                               98                       92
   Cash at Beginning of Period                     $       96              $        91
                                                   ==========              ===========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  Principles of Consolidation:
  ---------------------------

    The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Interim Financial Statements:
  ----------------------------

    The Consolidated Balance Sheet as of June 30, 1996, and the Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

    During 1995, the Company changed its fiscal year end from March 31 to December 31. Interim financial statements for the comparable periods during 1995 of the fiscal year ending December 31, 1996 have been presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the nine months ended December 31, 1995. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

  Accounting Changes in Depreciation:
  ----------------------------------

  At December 31, 1995, approximately 20% of the Aaron's Rental Purchase Division's merchandise on rent was fully depreciated. On January 1, 1996, the Company prospectively changed its depreciation method on rental purchase merchandise acquired after December 31, 1995 from generally 14 months straight-line with a 5% salvage value to a method that depreciates the merchandise over the contract period, generally 12 months when on rent and 36 months when not on rent to a 0% salvage value. This new method is similar to a method referred to as the income forecasting method in the rental purchase industry. The Company adopted the new method because management believes that it provides a more systematic and rational allocation of the cost of rental purchase merchandise over its useful life. The effect of the change in the depreciation method on merchandise purchased after December 31, 1995 was to decrease net income by approximately $470,000 ($.02 per share) and $770,000 ($.04 per share) for the quarter and six months ended June 30, 1996, respectively. In addition, based on an analysis of the average composite life of the division's rental purchase merchandise on rent or on hand at December 31, 1995, the Company extended the depreciable lives of that merchandise from generally 14 months to 18 months, and made other refinements to depreciation rates on rental and rental purchase merchandise. The effect of such change in depreciable lives and other refinements was to increase net income by approximately $140,000 ($.01 per share) and $540,000 ($.03 per share) for the quarter and six months ended June 30, 1996, respectively. It is not expected that such change in estimates will have a significant effect on net income for the year ending December 31, 1996.

                        PART I - FINANCIAL INFORMATION
         Item 2.  Managements Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS:
- ----------------------

SECOND QUARTER ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995:

Total revenues for the second quarter of 1996 increased $8.5 million (14.3%) to $67.6 million compared to $59.1 million for the same period a year ago. This increase in revenues was primarily due to a $6.3 million (13.8%) increase in rentals and fees revenues. Of this increase in rental revenues, $4.3 million was attributable to Aaron's Rental Purchase stores, which increased 19.8% to $25.7 million compared to $21.5 million last year. Rental revenues from the Company's rent-to-rent operations increased $2.0 million (8.4%) during the same period.

Revenues from sales increased $1.8 million (13.9%) to $14.6 million from $12.9 million for the same period last year. This increase was due to an increase in sales for the rental purchase division of $1.5 million and an increase in sales of $300,000 for the rent-to-rent division

Other revenues increased $399,000 (68.0%) to $986,000 compared to $587,000 last year. Included in other revenues is an increase of $324,000 in franchise and royalty fee income due to a net increase of 7 franchise stores as well as older franchise stores gaining in revenue. This income for the current quarter was $624,000 compared with $300,000 for the same period last year.

Cost of sales increased $1.6 million (17.5%) to $10.7 million compared to $9.1 million and as a percentage of sales, increased to 73.1% from 70.9% due to increased sales of product to rental purchase franchisees, which are typically at lower margins than sales to retail customers.

Operating expenses increased $3.8 million (12.6%) to $33.8 million from $30.0 million. As a percentage of total revenues, operating expenses decreased to 50.0% from 50.8% for the same period a year ago.

Depreciation of rental merchandise increased $2.0 million (14.7%) to $15.9 million and, as a percentage of total rentals and fees, increased to 30.7% verses 30.4% for the same period in 1995.

Interest expense increased $29,000 (3.9%) to $779,000 compared to $750,000. As a percentage of total revenues, interest decreased to 1.2% from 1.3% due to the stability of interest rates during the quarter.

Income tax expense increased $429,000 (21.1%) to $2.5 million compared to $2.0 million, and the Company's effective tax rate was 38.6% for the quarter versus 38.0% for the same period in 1995.

As a result, net earnings increased $599,000 (18.1%) to $3.9 million in the second quarter of 1996 compared to $3.3 million for the same period in 1995. As a percentage of total revenues, net earnings increased to 5.8% in the current quarter as compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the second quarter of fiscal year 1996 was 20,027,000 compared to 20,074,000 for the same period last year. The prior year weighted average shares outstanding has been restated to give effect to the 100% stock dividend declared in the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995:

Total revenues for the first six months of 1996 increased $13.6 million (11.5%) to $132.3 million compared to $118.7 million for the same period a year ago. This increase in revenues was primarily due to a $10.6 million (11.6%) increase in rentals and fees revenues. Of this increase in rental revenues, $7.7 million was attributable to Aaron's Rental Purchase stores, which increased 18.5% to $49.3 million compared to $41.6 million last year. Rental revenues from the Company's rent-to-rent operations increased $2.9 million (5.7%) during the same period.

Revenues from sales increased $2.5 million (9.4%) to $29.2 million from $26.6 million for the same period last year. This increase was due to an increase in sales for the rental purchase division of $3.1 million offset by a $569,000 decrease for the rent-to-rent division due to the closure of two rent-to-rent clearance centers and a realignment of Mactavish Furniture away from outside sales to the supply of furniture internally.

Other revenues increased $546,000 (47.7%) to $1.7 million compared to $1.1 million last year. Included in other revenues is an increase of $469,000 in franchise and royalty fee income due to a net increase of 17 franchise stores as well as older franchise stores gaining in revenue. This income for this six month period was $1.0 million compared with $547,000 for the same period last year.

Cost of sales increased $2.2 million (11.5%) to $21.2 million compared to $19.0 million and as a percentage of sales, increased to 72.8% from 71.5% due to increased sales of product to rental purchase franchisees, which are typically at lower margins than sales to retail customers.

Operating expenses increased $6.3 million (10.6%) to $65.9 million from $59.6 million. As a percentage of total revenues, operating expenses decreased to 49.8% from 50.2% for the same period a year ago.

Depreciation of rental merchandise increased $2.8 million (10.2%) to $30.5 million and, as a percentage of total rentals and fees, decreased to 30.1% from 30.5% for the same period last year.

Interest expense decreased $102,000 (6.4%) to $1.5 million compared to $1.6 million. As a percentage of total revenues, interest decreased to 1.1% from 1.3% due to a lower average revolving loan balance and stability of interest rates during the quarter.

Income tax expense increased $980,000 (23.8%) to $5.1 million compared to $4.1 million, and the Company's effective tax rate was 38.7% for the current six month period versus 38.2% for the same period in 1995.

As a result, net earnings increased $1.4 million (21.3%) to $8.1 million in first six months of 1996 compared to $6.7 million for the same period in 1995. As a percentage of total revenues, net earnings increased to 6.1% in the first six months as compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the first six months of fiscal year 1996 was 19,931,000 compared to 19,969,000 for the same period last year. This is after restating the prior year weighted shares outstanding to give effect to the 100% stock dividend declared in the second quarater of 1996.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

On May 7, 1996, Aaron Rents Class B Common stock was renamed Common Stock with the NASDAQ trading symbol changing from ARONB to ARON. On the same date, a 100% stock dividend was declared on both the Class A Common Stock (ARONA) as well as the newly renamed Common Stock. The shareholders of record at the close of business on May 20, 1996, received one share of Common Stock for each share of Common Stock and Class A Common Stock held. The aforementioned stock dividend was distributed on June 3, 1996.

On May 7, 1996, a cash dividend of $.02 per share was declared on both Common Stock and Class A Common Stock, respectively. The stock dividend was payable July 8, 1996 to shareholders of record as of June 3, 1996 based on the increased number of shares mentioned above.

During the first quarter of fiscal 1996, the Company paid a semi-annual dividend that was declared in December, 1995 of $.02 per share on Class A Common Stock and $.05 per share on Class B Common Stock (now renamed Common Stock).

Management believes its expected cash flow from operations, proceeds from the sale of rental return merchandise, bank borrowings, and vendor credit are adequate to supply short-term capital needs, and that it has the ability to obtain additional long-term capital if needed.

                          PART II - OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K:

           (a)  The following exhibits are furnished herewith:

  Exhibit
  Number              Description of Exhibit                       Page No.
  -------             ----------------------                       --------

    11             Computation of Earnings Per Share

    27             Financial Data Schedule


           (b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1996

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AARON RENTS, INC.
                                         (Registrant)



  Date - August 13, 1996                /s/ Gilbert L. Danielson
         ---------------                --------------------------
                                        Gilbert L. Danielson
                                        Vice President, Finance
                                        Chief Financial Officer




  Date - August 13, 1996                /s/ Robert P. Sinclair, Jr.
         ---------------                -------------------------------
                                        Robert P. Sinclair, Jr.
                                        Controller