Form 10-Q
period 1996-09-30
AARON RENTS INC
filed 1996-11-14
CIK 706688

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of l934

        September 30, 1996                               0-12385
        ------------------                               -------
        For Quarter Ended                           Commission File No.


                               AARON RENTS, INC.
                               -----------------
                          (Exact name of registrant as
                           specified in its charter)

         Georgia                                        58-0687630
         -------                                        ----------
  (State or other jurisdiction of                   (I. R. S. Employer
   incorporation or organization)                   Identification No.)


      309 E. Paces Ferry Road, N.E.
          Atlanta, Georgia                               30305-2377
          ----------------                               ----------
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

       Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes    X
                                        -----
                                    No
                                        -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding as of
        Title of Each Class                     November 11, 1996
        -------------------                     -----------------
   Class A Common Stock, $.50 Par Value              3,790,906
      Common Stock, $.50 Par Value                  15,264,046

            Part 1 - FINANCIAL INFORMATION
             Item 1 - Financial Statements
          AARON RENTS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS

                                                         (unaudited)
                                                         September 30,        December 31,
                                                              1996                1995
                                                       ----------------     --------------
                                                                   (in thousands)
ASSETS:
Cash                                                   $              99    $            98
Accounts Receivable                                                9,901              8,136
Rental Merchandise                                               201,255            176,751
Less: Accumulated Depreciation                                  (59,335)           (54,440)
                                                        ----------------     --------------
                                                                 141,920            122,311
Property, Plant and Equipment, Net                                31,670             23,492
Prepaid Expenses and Other Assets                                  3,633              4,508
                                                        ----------------     --------------

Total Assets                                           $         187,223    $       158,645
                                                        ================     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                  $          22,243    $        19,304
Dividends Payable                                                      0                365
Deferred Income Taxes Payable                                      2,400              3,781
Customer Deposits and Advance Payments                             6,979              6,622
Bank Debt                                                         55,039             37,260
Other Debt                                                           602                219
                                                        ----------------     --------------
          Total Liabilities                                       87,263             67,551

Shareholders' Equity:
Common Stock, Class A, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   5,361,761 Shares Issued                                         2,681              2,681
Common Stock,  Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   16,170,987 Shares Issued at September 30,
   1996 and 6,636,761 Shares Issued at
   December 31, 1995                                          16,170,987          6,636,761
  Additional Paid in Capital                                      15,413             15,370
Retained Earnings                                                 93,076             86,365
                                                        ----------------     --------------
                                                                 119,255            107,734

Less: Treasury Shares at Cost,
Class A Common Stock,  1,571,855 Shares
   at September 30, 1996 and 1,427,588
   Shares at December 31, 1995                                  (14,125)           (11,451)

Common Stock, 928,941 Shares
   at September 30, 1996 and 932,441 Shares at
   December 31, 1995                                             (5,170)            (5,189)
                                                        ----------------     --------------
          Total Shareholders' Equity                             99,960              91,094
                                                        ----------------     --------------
Total Liabilities and
Shareholders' Equity                                   $         187,223    $       158,645
                                                        ================     ==============

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                    ------------------  ------------------
                                       September 30,       September 30,
                                    ------------------  ------------------
                                      1996      1995      1996      1995
                                    ------------------  ------------------

                                   (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                  $ 54,230  $ 45,361  $155,687  $136,264
  Sales                               15,787    13,132    44,942    39,770
  Other                                1,207       519     2,898     1,664
                                    --------  --------  --------  --------
                                      71,224    59,012   203,527   177,698
                                    --------  --------  --------  --------

COSTS AND EXPENSES:
  Cost of Sales                       12,016     9,440    33,247    28,478
  Operating Expenses                  35,377    29,664   101,259    89,252
  Depreciation
     of Rental Merchandise            16,728    13,926    47,256    41,622
  Interest                               905       830     2,401     2,428
                                    --------  --------  --------  --------
                                      65,026    53,860   184,163   161,780
                                    --------  --------  --------  --------

EARNINGS BEFORE
TAXES                                  6,198     5,152    19,364    15,918

INCOME TAXES                           2,411     1,947     7,504     6,060
                                    --------  --------  --------  --------

NET EARNINGS                        $  3,787  $  3,205  $ 11,860  $  9,858
                                    ========  ========  ========  ========

EARNINGS PER SHARE                  $    .19  $    .16  $    .59  $    .49
                                    --------  --------  --------  --------

CASH DIVIDENDS DECLARED
   PER SHARE
   Class A Common Stock             $         $         $    .02  $    .01
                                    --------  --------  --------  --------
   Common Stock                     $         $         $    .02  $   .025
                                    --------  --------  --------  --------
WEIGHTED AVERAGE
  SHARES OUTSTANDING                  20,027    20,044    19,962    19,994
                                    ========  ========  ========  ========


See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)



                                                            Nine Months Ended
                                                            -----------------
                                                              September 30,
                                                              -------------

                                                           1996              1995
                                                           ----              ----
                                                                (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                         $      11,860       $  9,858
   Depreciation and Amortization                               48,088         44,313
   Deferred Taxes                                              (1,381)        (1,101)
   Change in Accounts Payable and
      Accrued Expenses                                          2,188          1,705
   Change in Accounts Receivable                               (1,765)         1,482
   Other Changes, Net                                           1,349           (384)
                                                        -------------   ------------
      Cash Provided by Operating Activities                    60,339         55,873
                                                        -------------   ------------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                 (13,319)        (6,660)
   Book Value of Property Retired or Sold                         874          2,815
   Additions to Rental Equipment                              (98,597)       (73,347)
   Book Value of Rental Equipment Sold                         37,645         32,577
   Contracts and Other Assets Acquired                         (1,744)          (328)
                                                        -------------   ------------
      Cash Used by Investing Activities                       (75,141)       (44,943)
                                                        -------------   ------------


FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                    63,669         55,067
   Repayments on Revolving Credit Agreement                   (45,890)       (63,370)
   Increase of Other Debt                                         383            223
   Dividends Paid                                                (747)          (729)
   Acquisition of Treasury Stock                               (2,785)        (3,487)
   Issuance of Stock Under Stock Option Plan                      173          1,370
                                                        -------------   ------------
   Cash provided (used) by financing activities                14,803        (10,926)
                                                        -------------   ------------

INCREASE IN CASH                                                    1              4
   Cash at Beginning of Year                                       98             92
                                                        -------------   ------------
   Cash at Beginning of Period                          $          99    $        96
                                                        =============   ============

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

  Interim Financial Statements:
  -----------------------------

  The Consolidated Balance Sheet as of September 30, 1996, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

  During 1995, the Company changed its fiscal year end from March 31 to December
  31. Interim financial statements for the comparable periods during 1995 of the fiscal year ending December 31, 1996 have been presented.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the nine months ended December 31, 1995. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

  Accounting Changes in Depreciation:
  -----------------------------------

  At December 31, 1995, approximately 20% of the Aaron's Rental Purchase Division's merchandise on rent was fully depreciated. On January 1, 1996, the Company prospectively changed its depreciation method on rental purchase merchandise acquired after December 31, 1995 from generally 14 months straight-line with a 5% salvage value to a method that depreciates the merchandise over the contract period, generally 12 months when on rent and 36 months when not on rent to a 0% salvage value. This new method is similar to a method referred to as the income forecasting method in the rental purchase industry. The Company adopted the new method because management believes that it provides a more systematic and rational allocation of the cost of rental purchase merchandise over its useful life. The effect of the change in the depreciation method on merchandise purchased after December 31, 1995 was to decrease net income by approximately $235,000 ($.01 per share) and $1,005,000 ($.05 per share) respectively for the quarter and nine months ended September 30, 1996. In addition, based on an analysis of the average composite life of the division's rental purchase merchandise on rent or on hand at December 31, 1995, the Company extended the depreciable lives of that merchandise from generally 14 months to 18 months, and made other refinements to depreciation rates on rental and rental purchase merchandise. The effect of such change in depreciable lives and other refinements was to decrease net income by approximately $26,000 ($.00 per share) for the quarter and increase net income $514,000 ($.03 per share) for the nine months ended September 30, 1996. It is not expected that such change in estimates will have a significant effect on net income for the year ending December 31, 1996.

  Stock Dividend
  --------------

  In June 1996 the Company distributed a 100% stock dividend in Common Stock on the Company's Class A Stock and Common Stock. Such stock dividend resulted in the issuance of 9,534,226 shares of Common Stock. The stock dividend was accounted for as an increase in Common Stock at par value and a reduction of retained earnings.

                        PART I - FINANCIAL INFORMATION
          Item 2. Management's Discussion and Analysis of Consolidated
                 Financial Condition and Results of Operations.



RESULTS OF OPERATIONS:
---------------------

Third quarter ended September 30, 1996, compared to September 30, 1995:

Total revenues for the third quarter of fiscal year 1996 increased $12.2 million (20.7%) to $71.2 million compared to $59 million for the same period a year ago. This increase in revenues was primarily due to a $8.9 million (19.6%) increase in rentals and fees revenues and $2.7 million (20.2%) increase in sales. Of this increase in rental revenues, $4.1 million was attributable to Aaron's Rental Purchase stores, which increased 19.3% to $25.5 million compared to $21.4 million last year. Rental revenues from the Company's rent-to-rent operations increased $4.8 million (19.9%) to $28.7 million compared to $24 million during the same period last year. This significant increase in the rent-to-rent division was due to Rentals for the 1996 Summer Olympic Games. The $2.7 million increase in Sales was due to an increase in sales for the rental purchase division of $1.3 million and an increase in sales of $1.3 million for the rent-to-rent division.

Other revenue increased $688,000 (132.3%) to $1.2 million compared to $519,000 last year. Included in other revenues is an increase of $575,000 in franchise and royalty fee income due to a net increase of 9 franchise stores as well as older franchise stores gaining in revenue. This income for the current quarter was $890,000 compared with $315,000 for the same period last year.

Cost of sales increased $2.6 million (27.3%) to $12 million compared to $9.4 million and as a percentage of sales, increased to 76.1% from 71.9% due to increased lower margin sales of inventory to rental purchase franchisees, and lower margins on the sale of new furniture.

Operating expenses increased $5.7 million (19.3%) to $35.4 million from $29.7 million. As a percentage of total revenues, operating expenses decreased to 49.7% from 50.3% for the same period a year ago.

Depreciation of rental merchandise increased $2.8 million (20.1%) to $16.7 million compared to $13.9 million and, as a percentage of total rentals and fees, increased slightly to 30.8% versus 30.7% for the same period in 1995.

Interest expense increased $75,000 (9%) to $904,000 compared to $830,000. As a percentage of total revenue, interest decreased to 1.3% from 1.4% due to the stability of interest rates during the quarter.

Income tax expense increased $463,000 (23.8%) to $2.4 million compared to $1.9 million, and the Company's effective tax rate was 38.9% for the quarter versus 37.8% for the same period in 1995 due to higher state income taxes.

As a result, net earnings increased $583,000 (18.2%) to $3.8 million in the third quarter of fiscal year 1996 compared to $3.2 million for the same period in 1995. As a percentage of total revenues, net earnings decreased slightly to 5.3% in the current quarter as compared to 5.4% for the same period last year.

The weighted average number of shares outstanding during the third quarter of 1996 was 20,027,000 compared to 20,044,000 for the same period last year. Prior year weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.

Nine months ended September 30, 1996, compared to nine months ended September 30, 1995:

Total revenues for the first nine months of 1996 increased $25.8 million (14.5%) to $203.5 million compared to $177.7 million for the same period a year ago. This increase in revenues was primarily due to a $19.4 million (14.3%) increase in rentals and fees revenues and $5.2 million (13%) increase in sales. Of this increase in rental revenues, $11.9 million was attributable to Aaron's Rental Purchase stores, which increased 18.9% to $75 million compared to $63.1 million last year. Rental revenues from the Company's rent-to-rent operations increased $7.4 million (10.1%) to $80.7 million compared to $73.3 million for the same period last year. This significant increase in the rent-to-rent division was due to Rentals for the 1996 Summer Olympic Games. The $5.2 million increase in sales was due to an increase in sales for the rental purchase division of $4.4 million and an increase in sales of $738,000 for the rent-to-rent division.

Other revenue increased $1.2 million (74.1%) to $2.9 million compared to $1.7 million last year. Included in other revenues is an increase of $1.1 million in franchise and royalty fee income due to a net increase of 18 franchise stores as well as older franchise stores gaining in revenue. This income for the nine month period was $2.0 million compared with $953,000 for the same period last year.

Cost of sales increased $4.8 million (16.7%) to $33.2 million compared to $28.5 million and as a percentage of sales, increased to 74% from 71.6% primarily due to increased sales of lower margin inventory to rental purchase franchisees.

Operating expenses increased $12 million (13.5%) to $101.3 million from $89.3 million. As a percentage of total revenues, operating expenses decreased to 49.8% from 50.2% for the same period a year ago.

Depreciation of rental merchandise increased $5.6 million (13.5%) to $47.3 million compared to $41.6 million and, as a percentage of total rentals and fees, decreased slightly to 30.4% from 30.5% for the same period last year.

Interest expense decreased $27,000 (-1.1%) to $2.4 million. As a percentage of total revenue, interest decreased to 1.2% from 1.4% due to the stability of interest rates during the nine months

Income tax expense increased $1.4 million (23.8%) to $7.5 million compared to $6.1 million, and the Company's effective tax rate was 38.8% for the current nine month period versus 38.1% for the same period in 1995.

As a result, net earnings increased $2 million (20.3%) to $11.9 million in first nine months of 1996 compared to $9.9 million for the same period in 1995. As a percentage of total revenues, net earnings increased to 5.8% in the first nine months as compared to 5.5% for the same period last year.

The weighted average number of shares outstanding during the first nine months of 1996 was 19,962,000 compared to 19,994,000 for the same period last year. Prior year weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.

Liquidity and Capital Resources:
--------------------------------


On May 7, 1996, Aaron Rents Class B Common stock was renamed Common Stock with the NASDAQ trading symbol changing from ARONB to ARON. On the same date, a 100% stock dividend was declared on both the Class A Common Stock (ARONA) as well as the newly renamed Common Stock. The stockholders of record at the close of business day May 20, 1996, received one share of Common Stock for each share of Common Stock and Class A Common Stock held. The aforementioned stock dividend was distributed on June 3, 1996.

During the third quarter of 1996, the Company paid a semi-annual dividend that was declared in May 1996 of $.02 per share on both Common Stock and Class A Common Stock respectively.

During the first quarter of 1996, the Company paid a semi-annual dividend that was declared in December 1995 of $.02 per share on Class A Common Stock and $.05 per share on Class B Common Stock (now renamed Common Stock).

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



                                              AARON RENTS, INC.
                                              (Registrant)



  Date -   November 12, 1996
         -------------------              /S/ Gilbert L. Danielson
                                              --------------------------
                                              Gilbert L. Danielson
                                              Vice President, Finance
                                              Chief Financial Officer



  Date -   November 12, 1996
         -------------------              /S/ Robert P. Sinclair Jr.
                                              --------------------------
                                              Robert P. Sinclair, Jr.
                                              Controller

                          PART II - OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K:


           (a)  The following exhibits are furnished herewith:

  Exhibit
  Number            Description of Exhibit                             Page No.
  ------            ----------------------                             --------

  10 Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement

  11                Computation of Earnings Per Share

  27                Financial Data Schedule


            (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996