Form 10-Q/A
period 1996-09-30
AARON RENTS INC
filed 1996-11-14
CIK 706688

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

            Part 1 - FINANCIAL INFORMATION
             Item 1 - Financial Statements
          AARON RENTS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS

                                                         (unaudited)
                                                         September 30,        December 31,
                                                              1996                1995
                                                       ----------------     --------------
                                                                   (in thousands)
ASSETS:
Cash                                                   $              99    $            98
Accounts Receivable                                                9,901              8,136
Rental Merchandise                                               201,255            176,751
Less: Accumulated Depreciation                                  (59,335)           (54,440)
                                                        ----------------     --------------
                                                                 141,920            122,311
Property, Plant and Equipment, Net                                31,670             23,492
Prepaid Expenses and Other Assets                                  3,633              4,608
                                                        ----------------     --------------

Total Assets                                           $         187,223    $       158,645
                                                        ================     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                  $          22,243    $        19,304
Dividends Payable                                                      0                365
Deferred Income Taxes Payable                                      2,400              3,781
Customer Deposits and Advance Payments                             6,979              6,622
Bank Debt                                                         55,039             37,260
Other Debt                                                           602                219
                                                        ----------------     --------------
          Total Liabilities                                       87,263             67,551

Shareholders' Equity:
Common Stock, Class A, Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   5,361,761 Shares Issued                                         2,681              2,681
Common Stock,  Par Value $.50 Per
   Share-Authorized 25,000,000 shares:
   16,170,987 Shares Issued at September 30,
   1996 and 6,636,761 Shares Issued at
   December 31, 1995                                               8,085              3,318
  Additional Paid in Capital                                      15,413             15,370
Retained Earnings                                                 93,076             86,365
                                                        ----------------     --------------
                                                                 119,255            107,734

Less: Treasury Shares at Cost,
Class A Common Stock,  1,571,855 Shares
   at September 30, 1996 and 1,427,588
   Shares at December 31, 1995                                  (14,125)           (11,451)

Common Stock, 928,941 Shares
   at September 30, 1996 and 932,441 Shares at
   December 31, 1995                                             (5,170)            (5,189)
                                                        ----------------     --------------
          Total Shareholders' Equity                             99,960              91,094
                                                        ----------------     --------------
Total Liabilities and
Shareholders' Equity                                   $         187,223    $       158,645
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


                                                AARON RENTS, INC.
                                                (Registrant)

Date - November 14, 1996
       -----------------                        /s/ Gilbert L. Danielson
                                                ----------------------------
                                                 Gilbert L. Danielson
                                                 Vice President, Finance
                                                 Chief Financial Officer


Date - November 14, 1996
       -----------------                        /s/ Robert P. Sinclair, Jr.
                                                -----------------------------
                                                 Robert P. Sinclair, Jr.
                                                 Controller