Form 10-K
period 1996-12-31
AARON RENTS INC
filed 1997-03-31
CIK 706688

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                                Commission File No.
-------------------------                                -------------------
    December 31, 1996                                          0-12385

                               Aaron Rents, Inc.
                               -----------------
             (Exact name of registrant as specified in its charter)


           Georgia                                              58-0687630
           -------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     309 E. Paces Ferry Road, N.E.
         Atlanta, Georgia                                        30305-2377
         ----------------                                        ----------
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

                              Title of each Class
                              -------------------
                      Class A Common Stock, $.50 Par Value
                          Common Stock, $.50 Par Value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $16,194,000. See Item 12.

     Indicate the number of share outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding as of
          Title of Each Class                              March 17, 1997
          -------------------                              --------------
   Class A Common Stock, $.50 Par Value                       3,941,906
      Common Stock, $.50 Par Value                           15,696,246

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K.

Portions of the registrant's definitive proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

     Aaron Rents at December 31, 1996 had 240 Company operated stores and 61 franchised stores in 26 states, including 105 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division, 135 Company-operated rental purchase stores in its Aaron's Rental Purchase division, and 61 Aaron's Rental Purchase franchised stores. Aaron Rents stores are located primarily in the Southeast and Southwest. While each store has a principal focus (rent-to-rent, rental purchase or clearance sales), all stores give customers the option to rent only, to rent to purchase, or to purchase any of the store's merchandise. The Company expects to develop or acquire additional stores in clusters to achieve marketing, distribution and other operating efficiencies. The Company franchises Aaron's Rental Purchase stores in selected markets. The Company also own five furniture manufacturing plants and four bedding manufacturing facilities, which supply approximately 63% of the furniture rented or sold by the Company.

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

     For the fiscal year ended December 31, 1996, in the Company's rent-to-rent and rental purchase stores, approximately 35% of its volume of business was the rental of furniture and accessories, approximately 21% was the sale of rental and other merchandise, and 44% was rental purchase. The rent-to-rent portion of the business (including the sale of rental return merchandise) is mature and stable, and accounts for approximately 58% of the Company's total revenues. At December 31, 1996, the Company's 240 stores had an aggregate showroom and warehouse space of approximately 3.3 million square feet, and approximately 70% of the Company's rental merchandise inventory was on rent.

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

     The estimated potential size of the United States rent-to-own market is
19.6 million households of which only 2.7 million are being served currently by the industry. According to the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there are approximately 7,500 rent-to-own stores in the United States, 35% of which are owned or franchised by the ten largest companies in the industry. Industry-wide revenues are believed to have been approximately $4.0 billion in 1995.

     Rent-to-own transactions currently are regulated at the state level by 45 states. See "Government Regulation."

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

     The furniture component of the rent-to-rent industry is estimated to be greater than $650 million in annual rental revenues. Although, in general, the rent-to-rent industry is mature, the Company believes that there is growth potential in office furniture. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to fulfill temporary needs. The industry is highly competitive and consolidating, with only a handful of companies accounting for a substantial share of the market.

OPERATING DIVISIONS

Rental Purchase-Aaron's Rental Purchase

     The Company established its Aaron's Rental Purchase division with stand-alone stores in 1987, accelerated its expansion of the stores in 1990, and at December 31, 1996 had 135 Company-operated and 61 franchised Aaron's Rental Purchase stores. The Company has clearly defined its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and contract terms, and the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

     Compared to the typical rent-to-own stores, Aaron's Rental Purchase stores offer shorter contract terms which are payable on a monthly basis and have generally lower total payments to acquire merchandise. Aaron's Rental Purchase stores offer a larger selection of merchandise in general and a greater percentage of furniture merchandise in particular, and have a larger and more visually appealing store layout. The Company believes that its rental purchase customers demand and can afford both higher quality merchandise and more competitive pricing on total contract terms compared to the typical rent-to-own customer.

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

     The Company's rental purchase store layout consists of a combination showroom and warehouse, ranging from 3,000 to 20,000 square feet, with an average of 8,700 total square feet. The stores are strategically located in or near shopping centers within ten miles of the residential communities of a large number of its target customers. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the

Company's MacTavish Furniture Industries division. Aaron's Rental Purchase stores also offer jewelry and computers.

     Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Over 84% of the Company's rental purchase contracts have monthly payments as compared to the industry standard weekly payments, and most monthly contracts are for 12 months compared to the industry standard of 18 to 24 months. Approximately 39% of Aaron's Rental Purchase contracts go to term, in contrast to an industry average of less than 25%. The merchandise from the contracts that do not go to term is either re-rented or sold.

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

     The Aaron's Rental Purchase division's 6 clearance centers serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, although they also sell some new merchandise. Sales by the clearance centers, together with sales at the Company's rental purchase stores are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

Franchise Program

     The Company began franchising Aaron's Rental Purchase stores in selected markets in 1992. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no current plans to expand. Franchised stores operate under the same financial controls and audits as Company-operated stores and process their financial and inventory information on the information system that was developed and can be accessed by the Company. On a weekly basis, franchisees pay a continuing licensing fee of 5% of gross receipts, and purchase much of their rental purchase inventory through or from the Company. The Company provides its franchisees with considerable support, including site selection, advertising, collection procedures and store operating procedures. The Company has an arrangement with a major financial institution to provide financing to qualifying franchisees to assist with the establishment and operation of their stores. As of December 31, 1996, 155 Aaron's Rental Purchase franchises had been awarded.

Rent-to-Rent -- Aaron Rents and Sells Furniture

     The Company has been in the rent-to-rent business for over 40 years and is one of the largest furniture rent-to-rent companies in the United States. The rent-to-rent business remains the Company's core business, and accounted for 58% of the Company's total revenues for the fiscal year ended December 31, 1996, even though the Company's rental purchase business is expanding rapidly. The Company rents new and rental return merchandise to both the residential and the office segments of the rent-to-rent industry, with approximately two-thirds of its rental revenues generated from residential rentals.

     Rental contracts typically give the customer the option to purchase the merchandise rented, though few customers exercise the purchase option. Items held for rent, whether new or rental return, are also available for purchase and rental purchase at all rent-to-rent stores.

     The Company's typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 20,000 square feet. Each residential showroom features attractive displays of dining-room, living-room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas, business equipment and accessories. The Company believes that having a warehouse next to each showroom permits the store manager to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer, and gives the Company an advantage over many of its competitors in the rent-to-rent market who do not have attached warehouses.

     Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. The Company believes that its ability to deliver office furniture and equipment to its office customers quickly and efficiently gives the Company and advantage over general office furniture retailers who often require several weeks to effect delivery.

     The Aaron Rents' Rent-to-Rent division's 5 clearance stores serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, though they also sell new merchandise. Sales by the clearance stores, together with sales at the clearance centers located in most of the Company's rent-to-rent stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

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

     As of December 31, 1996, the Company had 105 rent-to-rent store locations, primarily in the Southeastern and Southwestern United States.

Furniture Manufacturing

     The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styles and quantity of its furniture rental products. As the only major furniture rental company that manufacturers its own furniture, the Company believes its 375,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers. The Company's MacTavish Furniture Industries division has manufactured furniture for the Company's rental stores since 1971. The division has five manufacturing plants and four bedding manufacturing facilities which supply 76% of the Company's rent-to-rent furniture and bedding needs and 34% of company-operated rental purchase stores' furniture and bedding needs. Overall, approximately 63% of the furniture rented or sold by the Company is manufactured by MacTavish Furniture Industries. The Company's manufacturing plants have the capacity to meet the Company's needs for such furniture for the foreseeable future. The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers.

     MacTavish Furniture Industries manufacturers upholstered living-room furniture (including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers), bedding (including standard sizes of mattresses and box springs), upholstered office furniture, bedroom furniture (including bedroom sets, headboards, dressers, mirrors, chests and night tables), and cocktail, sofa and end tables. The Company has designed special features for the furniture it manufactures, which makes its furniture more durable than furniture purchased from third parties. These features include wrench-disassembly (or knock-down) construction of upholstered furniture products for easy replacement of worn or damaged parts at lower cost; standardization of components; reduction of parts and features susceptible to wear or damage; and durable, soil-resistant fabrics and solid-hardwood frames for longer life and higher residual value. The Company also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

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

STORE OPERATIONS

Management

     The Company's rent-to-rent stores are managed by the President of the division and are organized geographically into five regions, each supervised by a vice-president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase division is managed separately by the President of the division, who has four regional managers performing similar responsibilities.

     Stores are directly supervised by 38 district managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

     Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and control, manufacturing, employee training, and new store site selection for the Company-operated stores. The Company's internal audit department conducts periodic audits of every store, including audits of Company-operated rental purchase stores every 60 days, and semiannual audits of rent-to-rent stores and franchised rental purchase stores. The Company's business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses vigilantly to contain costs. All invoices are paid out of the Company's headquarters in order to enhance fiscal accountability. The Company believes that its careful attention to the expense side of its operations has enabled it to maintain financial stability and profitability even during periods of declining revenues.

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

     Each rent-to-rent store performs a credit check on most of its residential and business customers. The Company generally performs no formal credit check with respect to rental purchase customers other than to verify employment or other reliable sources of income and personal references supplied by the customer because the Company does not extend credit to rental purchase customers. All of the Company's rental agreements for residential and office merchandise require rental payments in advance, and the merchandise normally is picked up if a payment is significantly in arrears. Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 2.5%, 3.0% and 4.0% for the fiscal year ended December 31, 1996, for the nine months ended December 31, 1995, and for the fiscal year ended March 31, 1995. Bad debt losses in the rental purchase division are not significant. For the same periods, net merchandise shrinkage as a percentage of all rental revenues was 2.5%, 2.8% and 2.7%, respectively. The Company's collection and repossession policies comply with governing legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

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

     The Company purchases the majority of its merchandise directly from manufacturers, with the balance from local distributors. The Company's largest supplier is its MacTavish Furniture Industries manufacturing division, which supplies approximately 66% of the furniture rented or sold by the Company. The Company has no long-term contracts for the purchase of merchandise and believes that its relationships with suppliers are excellent.

     Both rent-to-rent and rental purchase operations utilize distribution centers to control inventory. During fiscal year 1996, the Company opened two such rent-to-rent facilities in Richmond, Virginia and Dallas, Texas. Rent-to-rent stores in geographic proximity to these facilities order merchandise directly from the distribution centers. The remaining rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. All rental purchase stores order directly from the Company's three rental purchase distribution centers located in Auburndale, Florida; Houston,

Texas; and Duluth, Georgia. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores. Vendors ship directly to the distribution centers.

     Distribution centers result in freight savings from truckload discounts and a more efficient distribution of merchandise. The Company utilizes its four tractor trailers, its local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

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

     The Company markets its rent-to-rent operations through its outside sales staff for personal contact with apartment complex managers for the residential market as well as the decision maker for the office market. It also relies on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages and electronic mail over the Internet (http://www.aaronrents.com) to reach its residential and office rental and sales customers. The Company believes that such advertising benefits its residential and office rental and sales operations because of increased awareness of rental and purchase options along with name recognition.

EMPLOYEES

     At December 31, 1996, the Company had 2,550 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. The following is a nonexclusive list of factors that could cause actual results to differ materially:

Risks Associated with the Opening of New Stores

     An important part of the Company's growth strategy is to open new rental purchase stores, many of which may be in new markets.

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

Government Regulation

     The Company believes that 43 states specifically regulate rent-to-own transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to disclose the term of its rental purchase transactions as a matter of good business ethics and customer service.

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

Limited Voting Rights

     The Company's capital stock consists of Class A Common Stock and Common Stock (formerly known as the Class B Common Stock). Only the holders of shares of Class A Common Stock vote for the election of directors of the Company and on most other matters. The Common Stock has only limited voting rights.

Control by and Dependence Upon Principal Shareholder

     R. Charles Loudermilk, Sr., the Company's President, Chief Executive Officer and Chairman of the Board, own or controls approximately 60% of the Company's voting stock and 22% of the non-voting stock outstanding. As a result, Mr. Loudermilk will continue to be able to elect all the directors of, and otherwise effectively control, the Company. The Company believes that it has benefited substantially from Mr. Loudermilk's leadership and that if it were to lose his services at any time in the near future such loss could have an adverse effect on the Company's business and operations.

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

     The Company owns five furniture manufacturing plants and operates four bedding facilities and five distribution centers. It manufactures wood bedroom furniture at an 80,000 square foot plant, and office furniture at a 91,000 square foot plant, both located on a four-acre site in Quincy, Florida, near Tallahassee. Three plants are located in a five acre site in Coolidge, Georgia (approximately 200 miles south of Atlanta). Upholstered residential furniture is produced at a 77,000 square foot plant. A second plant of 46,000 square feet assembles chairs, manufactures leather upholstery, sleepers, and box springs and mattresses. A third plant of 20,000 square feet cuts and sews fabric for upholstered furniture. The Company's bedding operations are located in Atlanta and Coolidge, Georgia; Houston, Texas, and Orlando, Florida. Distribution centers in Auburndale, Florida; Houston, Texas; and Duluth, Georgia (average 57,000 square feet each) service the Aaron's Rental Purchase division. Distribution centers in Richmond, Virginia and Dallas, Texas (approximately 100,000 square feet each) service the Aaron's Rent-to-Rent Division.

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

Item 4.  Submission of Matters to a Vote of Security Holders
     None

PART II
-------

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     (a) The information presented under the caption "Common Stock Market Prices and Dividends" on page 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference. The over-the-counter market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     (b) There were approximately 2,000 stockholders of record as of March 17, 1997.


     (c) The information presented under "Note E - Debt" on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference. During the fiscal year ended December 31,1996, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

Item 6.  Selected Financial Data

          The information presented under the caption "Selected Financial Information" on page 13 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 14 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 16 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     Not applicable.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1996, with respect to the identity, background and Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

Item 11.  Executive Compensation

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1996, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1996, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

Item 13.  Certain Relationships and Related Transactions

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1996, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV
-------

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

                                                                       Reference
Form 10-K Report to Shareholders                                          Page
--------------------------------

(a)  1.   Consolidated Financial Statements

          The following financial statements and notes thereto of
          Aaron Rents, Inc. and Subsidiaries, and the related
          Report of Independent Auditors are incorporated in
          Item 8 by reference from the Company's Annual Report to
          Shareholders for the Year ended December 31,
          1996.
          Consolidated Balance Sheets - December 31, 1996 and 1995         16
          Consolidated Statements of Earnings - Year ended
          December 31, 1996, Nine months ended December 31, 1995, and
          Year ended March 31, 1995                                        17
          Consolidated Statements of Shareholders' Equity - Year ended
          December 31, 1996, Nine Months ended December 31, 1995
          and Year ended March 31, 1995                                    17
          Consolidated Statements of Cash Flows - Year ended
          December 31, 1996, Nine Months ended December 31, 1995,
          and Year ended March 31, 1995                                    18
          Notes to Consolidated Financial Statements                       19-23
          Report of Independent Auditors                                   23

  2.  Consolidated Financial Statement Schedules

          All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

  3.  Exhibits

Exhibit No.                Description of Exhibit
-----------                ----------------------
3 (a) Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "March 31, 1996 10-Q") which exhibit is by this reference incorporated herein.

3 (b) By-laws of the Company, filed as Exhibit 2.2 to the Company's Registration Statement on form 8-A filed with the Commission on October 22, 1992, which exhibit is by this reference incorporated herein.

4      See Exhibits 3 (a) through 3 (b).

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

10 (f) Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the September 30, 1996 10-Q, which exhibit is by reference incorporated herein.

10 (g) Letter agreements dated December 26, 1996 between SunTrust Bank,
       Atlanta and the Company, and letter agreements dated December 27, 1996 between First Chicago NBD, Bank of America NT & SA and the Company regarding Interest Rate Swap Transactions.

11     Computation of Earnings Per Share.

13 Aaron Rents, Inc. Annual Report to Shareholders for the fiscal year ended December 31,1996. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 1996 is not deemed to be filed as a part of this Annual Report on Form 10-K.

18     Letter Re Change in Accounting Principles dated May 13, 1996, filed as
       Exhibit 18 to the March 31, 1996 10-Q, which exhibit is by this reference incorporated herein.

21     Subsidiaries of the Registrant

23     Consent of Ernst & Young LLP

27     Financial Data Schedule

99 Press release dated May 7, 1996, filed as Exhibit 99 to the March 31, 1996 10-Q, which exhibit is by this reference incorporated herein.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.
(b)    Reports on Form 8-K-none
(c) Exhibits listed in item 14 (a) (3) are included elsewhere in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                     AARON RENTS, INC.

                                     By:   /s/ Gilbert L. Danielson
                                           ------------------------
                                           Gilbert L. Danielson
                                           Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1997.

SIGNATURE                                   TITLE
---------                                   -----

/s/ R. Charles Loudermilk, Sr.         Chief Executive Officer
------------------------------         (Principal Executive Officer)
R. Charles Loudermilk, Sr.             and Chairman of the Board of Directors

/s/ Gilbert L. Danielson               Vice President, Finance, Chief
------------------------               Financial Officer and Director,
Gilbert L. Danielson                   (Principal Financial Officer)

/s/ Robert P. Sinclair, Jr.            Controller
---------------------------            (Principal Accounting Officer)
Robert P. Sinclair, Jr.

/s/ Leo Benatar                        Director
---------------
Leo Benatar

/s/ Earl Dolive                        Director
---------------
Earl Dolive

/s/ Rex Fuqua                          Director
-------------
J. Rex Fuqua

/s/ Keith C. Groen                     Vice President, Legal
------------------                     Secretary and Director
Keith C. Groen

/s/ Ingrid Saunders Jones              Director
-------------------------
Ingrid Saunders Jones

/s/ Robert C. Loudermilk, Jr.          Vice President, Real Estate
-----------------------------          and Director
Robert C. Loudermilk, Jr.

/s/ LTG. M. Collier Ross USA (Ret.)    Director
-----------------------------------
LTG M. Collier Ross USA (Ret.)

/s/ R. K. Sehgal                       Director
----------------
R. K. Sehgal