Form 10-Q
period 1997-03-31
AARON RENTS INC
filed 1997-05-14
CIK 706688

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of l934

              March 31,1997                                0-12385
              -------------                                -------
            For Quarter Ended                        Commission File No.


                               AARON RENTS, INC.
                             ---------------------
                         (Exact name of registrant as
                           specified in its charter)

                GEORGIA                                  58-0687630
                -------                                  ----------
   (State or other jurisdiction of                   (I. R. S. Employer
    incorporation or organization)                   Identification No.)

       309 E. PACES FERRY ROAD, N.E.
           ATLANTA, GEORGIA                              30305-2377
           ----------------                              ----------
         (Address of principal                           (Zip Code)
          executive offices)


                                (404) 231-0011
                                --------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

       Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X
                                     ----
                                 No  ____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding as of
                 Title of Each Class                      May 9, 1997
                 -------------------                      -----------
              Common Stock, $.50 Par Value                15,089,446
              Class A Common Stock, $.50 Par Value         3,869,506

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                              (unaudited)
                                               March 31,      December 31,
                                                 1997             1996
                                            ------------    --------------
                                                     (in thousands)
ASSETS:
Cash                                        $         91    $           84
Accounts Receivable                               11,004            10,491
Rental Merchandise                               212,195           210,516
Less: Accumulated Depreciation                   (62,482)          (60,532)
                                            ------------    --------------
                                                 149,713           149,984
Property, Plant and Equipment, Net                31,412            33,267
Prepaid Expenses and Other Assets                  3,120             4,277
                                            ------------    --------------

Total Assets                                $    195,340    $      198,103
                                            ============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses       $     24,923    $       24,999
Dividends Payable                                                      382
Deferred Income Taxes Payable                      4,464             2,882
Customer Deposits and Advance Payments             7,276             7,140
Bank Debt                                         48,337            55,125
Other Debt                                                             240
                                            ------------    --------------
          Total Liabilities                       85,000            90,768

Shareholders' Equity:
Common Stock,  Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 16,170,987                       8,085             8,085
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                        2,681             2,681
Additional Paid in Capital                        15,445            15,445
Retained Earnings                                100,538            96,226
                                            ------------    --------------
                                                 126,749           122,437

Less: Treasury Shares at Cost,
Common Stock, 499,741 Shares
   at March 31, 1997 and 415,941
   Shares at December 31, 1996                    (3,226)           (2,315)
Class A Common Stock,  1,455,255 Shares
   at March 31, 1997 and 1,418,855
   Shares at December 31, 1996                   (13,183)          (12,787)
                                            ------------    --------------

          Total Shareholders' Equity             110,340           107,335
                                            ------------    --------------
Total Liabilities and
Shareholders' Equity                        $    195,340    $      198,103
                                            ============    ==============


See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                             Three Months Ended
                                        -----------------------------
                                                 March 31,
                                        -----------------------------
                                          1997                 1996
                                        -----------------------------
                                  (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                  $       57,016        $     49,481
  Retail Sales                              15,067              12,914
  Non-Retail Sales                           2,971               1,593
  Other                                      1,426                 705
                                    --------------        ------------
                                            76,480              64,693
                                    --------------        ------------
COSTS AND EXPENSES:
  Retail Cost of Sales                      11,083               9,034
  Non-Retail Cost of Sales                   2,783               1,489
  Operating Expenses                        37,051              32,070
  Depreciation
     of Rental Merchandise                  17,614              14,592
  Interest                                     869                 717
                                    --------------        ------------
                                            69,400              57,902
                                    --------------        ------------
EARNINGS BEFORE
TAXES                                        7,080               6,791

INCOME TAXES                                 2,768               2,632
                                    --------------        ------------

NET EARNINGS                        $        4,312        $      4,159
                                    ==============        ============

EARNINGS PER SHARE                  $          .22        $        .21
                                    --------------        ------------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                     $            -        $          -
                                    --------------        ------------
   Class A Common Stock             $            -        $          -
                                    --------------        ------------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                        19,985              19,844
                                    ==============        ============




See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)


                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------
                                                        1997      1996
                                                    ----------  ---------
                                                        (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                     $  4,312   $  4,159
   Depreciation and Amortization                      16,566     16,272
   Deferred Taxes                                      2,646        518
   Change in Accounts Payable and
      Accrued Expenses                                   (76)      (267)
   Change in Accounts Receivable                        (513)       826
   Other Changes, Net                                    253      2,105
                                                    --------   --------
      Cash Provided by Operating Activities           23,188     23,613
                                                    --------   --------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment         (2,412)    (3,230)
   Book Value of Property Retired or Sold              2,672        251
   Additions to Rental Equipment                     (32,095)   (31,242)
   Book Value of Rental Equipment Sold                17,456     11,300
   Contracts and Other Assets Acquired                   (85)
                                                    --------   --------
      Cash Used by Investing Activities              (14,464)   (22,921)
                                                    --------   --------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement           17,970     16,448
   Repayments on Revolving Credit Agreement          (24,758)   (15,742)
   (Decrease) Increase of Other Debt                    (240)     1,081
   Dividends Paid                                       (382)      (365)
   Acquisition of Treasury Stock                      (1,405)    (2,220)
   Issuance of Stock Under Stock Option Plan              98        105
                                                    --------   --------
     Cash Used by Financing Activities                (8,717)      (693)
                                                    --------   --------

   Increase (Decrease) in Cash                             7         (1)
   Cash at Beginning of Year                              84         98
                                                    --------   --------
   Cash at Beginning of Period                      $     91   $     97
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

  INTERIM FINANCIAL STATEMENTS:
  -----------------------------

  The Consolidated Balance Sheet as of March 31, 1997, and the Consolidated Statements of Earnings and Cash Flows for the three months ended March 31, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the Year Ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

                        PART I - FINANCIAL INFORMATION
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:
---------------------

THE QUARTER ENDED MARCH 31, 1997, COMPARED TO THE QUARTER ENDED MARCH 31,
1996:

Total revenues for the first quarter of 1997 increased $11.8 million (18.2%) to $76.5 million compared to $64.7 million for the same period a year ago. This increase in revenues was primarily due to a $7.5 million (15.2%) increase in rentals and fees revenues and $2.2 million (16.7%) increase in retail sales. Of this increase in rental revenues, $5.0 million was attributable to Aaron's Rental Purchase stores, which increased 21.3% to $28.6 million compared to $23.6 million last year. Rental revenues from the Company's rent-to-rent operations increased $2.5 million (9.7%) to $28.4 million compared to $25.9 million during the same period a year ago. The $2.2 million increase in retail sales was due to an increase in the continued sale of rental return merchandise and the sale of new office furniture in the rent-to-rent division.

Non-retail sales, which represent wholesale sales to primarily Aaron's Rental Purchase franchisees, increased $1.4 million (86.5%) to $3.0 million compared to $1.6 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenue increased $721,000 (102.3%) to $1.4 million compared to $705,000 last year. Included in other revenues is an increase of $513,000 in franchise and royalty fee income due to a net increase of 33 franchised stores as well as older franchised stores gaining in revenues. Franchise and royalty fee income for the current quarter was $905,000 compared with $392,000 for the same period last year.

Retail cost of sales increased $2 million (22.7%) to $11 million compared to $9 million last year, and as a percentage of retail sales, increased to 73.6% from 70.0% primarily due to the liquidation of rental return merchandise and product mix.

Non-retail cost of sales increased $1.3 million (86.9%) to $2.8 million from $1.5 million last year, and as a percentage of sales, increased to 93.7% from 93.5%. The increase in cost of sales as a percentage of sales is due to a larger percentage of franchise sales in 1997 which are at lower margins than other miscellaneous non-retail sales.

Operating expenses increased $5.0 million (15.5%) to $37.1 million from $32.1 million last year. As a percentage of total revenues, operating expenses decreased to 48.4% from 49.6% for the same period a year ago.

Depreciation of rental merchandise increased $3.0 million (20.7%) to $17.6 million compared to $14.6 million last year, and as a percentage of total rentals and fees, increased to 30.9% versus 29.5% for the same period in 1996. The increase is primarily due to increased depreciation in the rental purchase division.

Interest expense increased $152,000 (21.2%) to $869,000 compared to $717,000 last year. As a percentage of total revenue, interest was 1.1% for both periods due primarily to the stability of interest rates during the quarter.

Income tax expense increased $136,000 (5.2%) to $2.8 million compared to $2.6 million last year, and the Company's effective tax rate was 39.1% for the quarter versus 38.8% for the same period in 1996 due to higher state income taxes.

As a result, net earnings increased $153,000 (3.7%) to $4.3 million in the first quarter of 1997 compared to $4.2 million for the same period in 1996. As a percentage of total revenues, net earnings decreased to 5.6% in the current quarter as compared to 6.4% for the same period last year.

The weighted average number of shares outstanding during the first quarter of 1997 was 19,985,000 compared to 19,844,000 for the same period last year. Prior year weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

During the first quarter of 1997, the Company paid a semi-annual dividend that was declared in December 1996 of $.02 per share on both Common Stock and Class A Common Stock respectively.

On May 6, 1997, the Company declared a Semi-annual dividend payable on July 8, 1997 of $.02 per share on both Common Stock and Class A Common Stock.

In February of 1997 the Company's Board of Directors authorized the repurchase of 1,000,000 common shares.

Management believes its expected cash flow from operations, proceeds from the sale of rental return merchandise, bank borrowings, and vendor credit are adequate to supply short-term capital needs, and that it has the ability to obtain additional long-term capital if needed.

                        PART II - OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           The following is a description of the matters submitted to a vote at the May 6, 1997 Annual Shareholders meeting and the results of that vote.

           (1) The election of ten directors to constitute the Board of Directors until the next annual meeting and until their successors are elected and qualified:

                   For: 3,595,836         Withheld: 17,888

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


           (a)  The following exhibits are furnished herewith:

  Exhibit
  Number         Description of Exhibit              Page No.
  ------         ----------------------              --------

  11             Computation of Earnings Per Share      10

  27             Financial Data Schedule                11


           (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1997.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AARON RENTS, INC.
                                                (Registrant)


  Date -   May 13, 1997
           ----------------                     /s/ Gilbert L. Danielson
                                                ------------------------------
                                                Gilbert L. Danielson
                                                Vice President, Finance
                                                Chief Financial Officer

  Date -   May 13, 1997
           ----------------                     /s/ Robert P. Sinclair, Jr.
                                                ------------------------------
                                                Robert P. Sinclair, Jr.
                                                Corporate Controller