Form 10-Q
period 1997-06-30
AARON RENTS INC
filed 1997-08-13
CIK 706688

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

  June 30,1997                                                    0-12385
----------------------                                       ------------------
For Quarter Ended                                            Commission File No.


                                 AARON RENTS, INC.
                                 -----------------
           (Exact name of registrant as specified in its charter)

          Georgia                                                58-0687630
-------------------------------                              -------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)


     309 E. PACES FERRY ROAD, N.E.
           Atlanta, Georgia                                         30305-2377
---------------------------------------                           --------------
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

         Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X
                                      ------
                                  No
                                      ------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding as of
Title of Each Class                                          August 7, 1997
-------------------                                          --------------
Common Stock, $.50 Par Value                                    15,094,946
Class A Common Stock, $.50 Par Value                             3,869,506

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                (unaudited)
                                                 June 30,      December 31,
                                                   1997            1996
                                               -------------   -------------
                                                      (in thousands)
ASSETS:
Cash                                           $          96   $          84
Accounts Receivable                                   10,823          10,491
Rental Merchandise                                   216,721         210,516
Less: Accumulated Depreciation                       (63,167)        (60,532)
                                               -------------   -------------
                                                     153,554         149,984
Property, Plant and Equipment, Net                    26,734          33,267
Prepaid Expenses and Other Assets                      5,470           4,277
                                               -------------   -------------

Total Assets                                   $     196,677   $     198,103
                                               =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses          $      22,495   $      24,999
Dividends Payable                                        379             382
Deferred Income Taxes Payable                          3,750           2,882
Customer Deposits and Advance Payments                 7,132           7,140
Bank Debt                                             54,000          55,125
Other Debt                                             1,232             240
                                               -------------   -------------
          Total Liabilities                           88,988          90,768

Shareholders' Equity:
Common Stock, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 16,170,987                           8,085           8,085
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                            2,681           2,681
Additional Paid in Capital                            15,462          15,445
Retained Earnings                                    104,792          96,226
                                               -------------   -------------
                                                     131,020         122,437

Less: Treasury Shares at Cost,
Common Stock, 1,081,541 Shares
   at June 30, 1997 and 415,941
   Shares at December 31, 1996                        (9,735)         (2,315)
Class A Common Stock, 1,492,255 Shares
   at June 30, 1997 and 1,418,855
   Shares at December 31, 1996                       (13,596)        (12,787)
                                               -------------   -------------

          Total Shareholders' Equity                 107,689         107,335
                                               -------------   -------------
Total Liabilities and Shareholders' Equity      $    196,677    $    198,103
                                               =============   =============

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                          Three Months Ended                 Six Months Ended
                                       -------------------------         -------------------------
                                                June 30,                          June 30,
                                       -------------------------         -------------------------
                                            1997         1996                1997           1996
                                       -------------------------         -------------------------
                                                 (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                     $   58,006     $   51,976         $  115,021     $  101,457
  Retail Sales                             14,355         12,837             29,423         25,751
  Non-Retail Sales                          3,709          1,811              6,680          3,404
  Other                                     1,395            986              2,821          1,691
                                       ----------     ----------         ----------     ----------
                                           77,465         67,610            153,945        132,303
                                       ----------     ----------         ----------     ----------
COSTS AND EXPENSES:
  Retail Cost of Sales                     10,444          8,984             21,528         18,018
  Non-Retail Cost of Sales                  3,458          1,724              6,241          3,213
  Operating Expenses                       37,086         33,812             74,136         65,882
  Depreciation
     of Rental Merchandise                 17,932         15,936             35,546         30,528
  Interest                                    937            779              1,806          1,496
                                       ----------     ----------         ----------     ----------
                                           69,857         61,235            139,257        119,137
                                       ----------     ----------         ----------     ----------
EARNINGS BEFORE
  TAXES                                     7,608          6,375             14,688         13,166

INCOME TAXES                                2,975          2,461              5,743          5,093
                                       ----------     ----------         ----------     ----------

NET EARNINGS                           $    4,633     $    3,914         $    8,945     $    8,073
                                       ==========     ==========         ==========     ==========

EARNINGS PER SHARE                     $      .24     $      .20         $      .45     $      .41
                                       ----------     ----------         ----------     ----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                        $      .02     $      .02         $      .02     $      .02
                                       ----------     ----------         ----------     ----------
   Class A Common Stock                $      .02     $      .02         $      .02     $      .02
                                       ----------     ----------         ----------     ----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                       19,443         20,027             19,715         19,931
                                       ==========     ==========         ==========     ==========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                           ----------------
                                                                June 30,
                                                                --------
                                                         1997                1996
                                                     ----------          -----------
                                                            (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                     $    8,945         $     8,073
   Depreciation and Amortization                        38,682              33,451
   Deferred Taxes                                          732                 669
   Change in Accounts Payable and
      Accrued Expenses                                   1,896               6,068
   Change in Accounts Receivable                          (332)             (1,269)
   Other Changes, Net                                   (5,423)              1,141
                                                    ----------         -----------
   Cash Provided by Operating Activities                44,500              48,133
                                                    ----------         -----------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment           (3,588)             (7,319)
   Book Value of Property Retired or Sold                6,985                 506
   Additions to Rental Equipment                       (67,655)            (65,894)
   Book Value of Rental Equipment Sold                  28,674              20,721
   Contracts and Other Assets Acquired                    (177)             (1,744)
                                                    ----------         -----------
   Cash Used by Investing Activities                   (35,761)            (53,730)
                                                    ----------         -----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement             49,880              41,429
   Repayments on Revolving Credit Agreement            (51,005)            (33,555)
   Increase of Other Debt                                  992                 735
   Dividends Paid                                         (382)               (365)
   Acquisition of Treasury Stock                        (8,378)             (2,785)
   Issuance of Stock Under Stock Option Plan               166                 136
                                                    ----------         -----------
   Cash (used) provided by financing activities         (8,727)              5,595
                                                    ----------         -----------

   Increase (decrease) in Cash                              12                  (2)
   Cash at Beginning of Year                                84                  98
                                                    ----------         -----------
   Cash at End of Period                            $       96         $        96
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

INTERIM FINANCIAL STATEMENTS:
-----------------------------

  The Consolidated Balance Sheet as of June 30, 1997, and the Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

                        PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS:
---------------------

THE QUARTER ENDED JUNE 30, 1997, COMPARED TO THE QUARTER ENDED JUNE 30, 1996:

Total revenues for the second quarter of 1997 increased $9.9 million (14.6%) to $77.5 million compared to $67.6 million for the same period a year ago. This increase in revenues was primarily due to a $6.0 million (11.6%) increase in rentals and fees revenues. Of this increase in rental revenues, $4.2 million was attributable to Aaron's Rental Purchase stores, which increased 16.5% to $29.9 million compared to $25.7 million last year. Rental revenues from the Company's rent-to-rent operations increased $1.8 million (6.8%) to $28.0 million compared to $26.2 million during the same period a year ago.

Retail sales, increased $1.5 million (11.8%) to $14.4 million compared to $12.8 million last year. The $1.5 million increase in retail sales was due to an increase in retail sales for the rent-to-rent division of $1.3 million and an increase in retail sales of $179,000 for the rental purchase division.

Non-retail sales, which primarily represent wholesale sales to Aaron's Rental Purchase franchisees, increased $1.9 million (104.8%) to $3.7 million compared to $1.8 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenue increased $409,000 (41.5%) to $1.4 million compared to $986,000 last year. Included in other revenues is an increase of $316,000 in franchise and royalty fee income due to a net increase of 31 franchised stores compared to a year ago, as well as older franchised stores gaining in revenues. Franchise and royalty fee income for the current quarter was $671,000 compared with $355,000 for the same period last year.

Retail cost of sales increased $1.5 million (16.3%) to $10.4 million compared to $9 million last year, and as a percentage of retail sales, increased to 72.8% from 70.0% primarily due to lower margin sales in the rent-to-rent division.

Non-retail cost of sales increased $1.7 million (100.6%) to $3.5 million from $1.7 million last year, and as a percentage of sales, decreased to 93.2% from 95.2%. The decrease in cost of sales as a percentage of sales is due to a higher margins on sales from the Company's manufacturing operation to other furniture retailers during the second quarter of 1997.

Operating expenses increased $3.3 million (9.7%) to $37.1 million from $33.8 million last year. As a percentage of total revenues, operating expenses decreased to 47.9% from 50.0% for the same period a year ago. The decline in operating expenses as a percenage of total revenue is due to revenues increasing faster than expenses.

Depreciation of rental merchandise increased $2.0 million (12.5%) to $17.9 million compared to $15.9 million last year, and as a percentage of total rentals and fees, increased slightly to 30.9% versus 30.7% for the same period in 1996.

Interest expense increased $158,000 (20.3%) to $937,000 compared to $779,000 last year. As a percentage of total revenues, interest was 1.2% for both periods due primarily to the stability of interest rates during the quarters.

Income tax expense increased $514,000 (20.9%) to $3.0 million compared to $2.5 million last year, and the Company's effective tax rate was 39.1% for the quarter versus 38.6% for the same period in 1996 due to higher state income taxes.

As a result, net earnings increased $719,000 (18.4%) to $4.6 million in the second quarter of 1997 compared to $3.9 million for the same period in 1996. As a percentage of total revenues, net earnings increased to 6.0% in the current quarter as compared to 5.8% for the same period last year.

The weighted average number of shares outstanding during the second quarter of 1997 was 19,443,000 compared to 20,027,000 for the same period last year. Prior year weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.


SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

Total revenues for the first six months of 1997 increased $21.6 million (16.4%) to $153.9 million compared to $132.3 million for the same period a year ago. This increase in revenues was primarily due to a $13.6 million (13.4%) increase in rentals and fees revenues and $3.7 million (14.3%) increase in retail sales. Of this increase in rental revenues, $9.3 million was attributable to Aaron's Rental Purchase stores, which increased 18.8% to $58.6 million compared to $49.3 million last year. Rental revenues from the Company's rent-to-rent operations increased $4.3 million (8.2%) to $56.4 million compared to $52.1 million for the same period last year. The $3.7 million increase in retail sales was due to an increase in retail sales for the rent-to-rent division of $3.3 million and an increase in retail sales of $344,000 for the rental purchase division.

Non-retail sales, which primarily represent wholesale sales to Aaron's Rental Purchase franchisees, increased $3.3 million (96.2%) to $6.7 million compared to $3.4 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenue increased $1.1 million (66.8%) to $2.8 million compared to $1.7 million last year. Included in other revenues is an increase of $562,000 in franchise and royalty fee income due to a net increase of 31 franchise stores compared to a year ago as well as older franchise stores gaining in revenue. This income for the six month period was $1.3 million compared with $697,000 for the same period last year.

Retail cost of sales increased $3.5 million (19.5%) to $21.5 million compared to $18.0 million and as a percentage of retail sales, increased to 73.2% from 70% primarily due to lower margin sales in the rent-to-rent division.

Non-retail cost of sales increased $3 million (94.2%) to $6.2 million from $3.2 million last year, and as a percentage of sales, decreased to 93.4% from 94.4%. The decrease in cost of sales as a percentage of sales is due to a higher margins on sales from the Company's manufacturing operation to other furniture retailers during the second quarter of 1997.

Operating expenses increased $8.3 million (12.5%) to $74.1 million from $65.9 million. As a percentage of total revenues, operating expenses decreased to 48.2% from 49.8% for the same period a year ago.

Depreciation of rental merchandise increased $5.0 million (16.4%) to $35.5 million compared to $30.5 million and, as a percentage of total rentals and fees, increased to 30.9% from 30.1% for the same period last year.

Interest expense increased $310,000 (20.7%) to $1.8 million. As a percentage of total revenues, interest expense increased slightly to 1.2% from 1.1% due to the stability of interest rates during the two six month periods.

Income tax expense increased $650,000 (12.8%) to $5.7 million compared to $5.1 million, and the Company's effective tax rate was 39.1% for the current six month period versus 38.7% for the same period in 1996 due to higher state income tax rates.

As a result, net earnings increased $872,000 (10.8%) to $8.9 million in first six months of 1997 compared to $8.1 million for the same period in 1996. As a percentage of total revenues, net earnings decreased to 5.8% in the first six months as compared to 6.1% for the same period last year.

The weighted average number of shares outstanding during the first six months of 1997 was 19,715,000 compared to 19,931,000 for the same period last year. Prior year weighted average shares outstanding have been restated to reflect the June, 1996 100% stock dividend.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

On May 6, 1997, the Company declared a semi-annual dividend payable on July 8, 1997 of $.02 per share on both Common Stock and Class A Common Stock.

In February of 1997, the Company's Board of Directors authorized the purchase of 1,000,000 shares of the Company's Common Stock and Class A Common Stock.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         (a)  The following exhibits are furnished herewith:

         Exhibit
         Number      Description of Exhibit
         ------      ----------------------

         11          Computation of Earnings Per Share

         27          Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AARON RENTS, INC.
                                        (Registrant)



  Date - August 12, 1997                /s/ Gilbert L. Danielson
        -----------------               ---------------------------
                                        Gilbert L. Danielson
                                        Vice President, Finance
                                        Chief Financial Officer



  Date - August 12, 1997                /s/ Robert P. Sinclair, Jr.
        -----------------               ---------------------------
                                        Robert P. Sinclair, Jr.
                                        Corporate Controller