Form 10-Q
period 1997-09-30
AARON RENTS INC
filed 1997-11-12
CIK 706688

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of l934

September 30, 1997                                                0-12385
------------------                                                -------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as of
       Title of Each Class                                  November 10, 1997
       -------------------                                  -----------------
   Common Stock, $.50 Par Value                                  15,112,946
Class A Common Stock, $.50 Par Value                              3,836,506

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                      AARON RENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             (unaudited)
                                            September 30,       December 31,
                                                1997               1996
                                            -------------       ------------
                                                    (in thousands)
ASSETS:
Cash                                          $     98           $     84
Accounts Receivable                             11,488             10,491
Rental Merchandise                             222,115            210,516
Less: Accumulated Depreciation                 (67,577)           (60,532)
                                              --------           --------
                                               154,538            149,984
Property, Plant and Equipment, Net              31,076             33,267
Prepaid Expenses and Other Assets                4,154              4,277
                                              --------           --------

Total Assets                                  $201,354           $198,103
                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses         $ 25,637           $ 24,999
Dividends Payable                                                     382
Deferred Income Taxes Payable                    4,725              2,882
Customer Deposits and Advance Payments           7,179              7,140
Bank Debt                                       50,840             55,125
Other Debt                                         828                240
                                              --------           --------
          Total Liabilities                     89,209             90,768

Shareholders' Equity:
Common Stock,  Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 16,170,987                     8,085              8,085
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                      2,681              2,681
Additional Paid in Capital                      15,476             15,445
Retained Earnings                              109,597             96,226
                                              --------           --------
                                               135,839            122,437

Less: Treasury Shares at Cost,
Common Stock, 1,062,041 Shares
   at September 30, 1997 and 415,941
   Shares at December 31, 1996                  (9,559)            (2,315)
Class A Common Stock,  1,525,255 Shares
   at September 30, 1997 and 1,418,855
   Shares at December 31, 1996                 (14,135)           (12,787)
                                              --------           --------

          Total Shareholders' Equity           112,145            107,335
                                              --------           --------
Total Liabilities and
Shareholders' Equity                          $201,354           $198,103
                                              ========           ========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                  Three Months Ended      Nine  Months Ended
                                 --------------------    --------------------
                                     September 30,          September 30,
                                 --------------------    --------------------
                                   1997        1996        1997        1996
                                 --------------------    --------------------
                                   (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees               $ 56,940    $ 54,230    $171,961    $155,687
  Retail Sales                     15,068      13,857      44,491      39,608
  Non-Retail Sales                  2,625       1,930       9,305       5,334
  Other                             1,605       1,207       4,426       2,898
                                 --------    --------    --------    --------
                                   76,238      71,224     230,183     203,527
                                 --------    --------    --------    --------
COSTS AND EXPENSES:
  Retail Cost of Sales             10,662      10,160      32,190      28,178
  Non-Retail Cost of Sales          2,491       1,856       8,732       5,069
  Operating Expenses               36,796      35,377     110,932     101,259
  Depreciation
     of Rental Merchandise         17,484      16,728      53,030      47,256
  Interest                            922         905       2,728       2,401
                                 --------    --------    --------    --------
                                   68,355      65,026     207,612     184,163
                                 --------    --------    --------    --------
EARNINGS BEFORE
  TAXES                             7,883       6,198      22,571      19,364

INCOME TAXES                        3,078       2,411       8,821       7,504
                                 --------    --------    --------    --------

NET EARNINGS                     $  4,805    $  3,787    $ 13,750    $ 11,860
                                 ========    ========    ========    ========

EARNINGS PER SHARE               $    .25    $    .19    $    .70    $    .59
                                 --------    --------    --------    --------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                  $           $           $    .02    $    .02
                                 --------    --------    --------    --------
   Class A Common Stock          $           $           $    .02    $    .02
                                 --------    --------    --------    --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING               19,548      20,027      19,659      19,962
                                 ========    ========    ========    ========

See Notes to Consolidated Financial Statements

                      AARON RENTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)


                                                      Nine Months Ended
                                                 -------------------------
                                                         September 30,
                                                 -------------------------
                                                   1997            1996
                                                 --------        ---------
                                                      (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                   $13,750         $11,860
   Depreciation and Amortization                   57,709          48,088
   Deferred Income Taxes                            1,843          (1,381)
   Change in Accounts Payable and
      Accrued Expenses                                638           2,188
   Change in Accounts Receivable                     (997)         (1,765)
   Other Changes, Net                                 204           1,349
                                                 --------        --------
   Cash Provided by Operating Activities           73,147          60,339
                                                 --------        --------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment      (8,486)        (13,319)
   Book Value of Property Retired or Sold           6,016             874
   Additions to Rental Equipment                 (100,219)        (98,597)
   Book Value of Rental Equipment Sold             42,752          37,645
   Contracts and Other Assets Acquired               (177)         (1,744)
                                                 --------        --------
   Cash Used by Investing Activities              (60,114)        (75,141)
                                                 --------        --------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement        72,202          63,669
   Repayments on Revolving Credit Agreement       (76,487)        (45,890)
   Increase in Other Debt                             588             383
   Dividends Paid                                    (761)           (747)
   Acquisition of Treasury Stock                   (8,918)         (2,785)
   Issuance of Stock Under Stock Option Plan          357             173
                                                 --------        --------
   Cash (used) Provided by Financing Activities   (13,019)         14,803
                                                 --------        --------

   Increase in Cash                                    14               1
   Cash at Beginning of Year                           84              98
                                                 --------        --------
   Cash at End of Period                         $     98        $     99
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

Interim Financial Statements:
-----------------------------

The Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:
---------------------

THE QUARTER ENDED SEPTEMBER 3O, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996:

Total revenues for the third quarter of 1997 increased $5.0 million (7.0%) to $76.2 million compared to $71.2 million for the same period a year ago. This increase in revenues was primarily due to a $2.7 million (5.0%) increase in rentals and fees revenues. Of this increase in rental revenues, $4.4 million was attributable to Aaron's Rental Purchase stores, which increased 17.1% to $30.0 million compared to $25.7 million last year. Rental revenues from the Company's rent-to-rent operations decreased $1.7 million (5.8%) to $26.9 million compared to $28.6 million during the same period a year ago. The decrease in rent-to-rent rental revenues is due to over $2 million in Summer Olympic Games related revenues being included in the third quarter of 1996.

Retail sales, increased $1.2 million (8.7%) to $15.1 million compared to $13.9 million last year. The $1.2 million increase in retail sales was due to an increase in retail sales for the rent-to-rent division of $684,000 and an increase in retail sales of $527,000 for the rental purchase division.

Non-retail sales, which primarily represent wholesale sales to Aaron's Rental Purchase franchisees, increased $695,000 (36.0%) to $2.6 million compared to $1.9 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenue increased $398,000 (33.0%) to $1.6 million compared to $1.2 million last year. Included in other revenues is an increase of $416,000 (52.1%) in franchise and royalty fee income due to a net increase of 32 franchised stores compared to a year ago, as well as older franchised stores gaining in revenues. Franchise and royalty fee income for the current quarter was $1.2 million compared with $797,000 for the same period last year.

Retail cost of sales increased $502,000 (4.9%) to $10.7 million compared to $10.2 million last year and, as a percentage of retail sales, decreased to 70.8% from 73.3% due to increased margins on sales in both the rent-to-rent and rental purchase divisions.

Non-retail cost of sales increased $635,000 (34.2%) to $2.5 million from $1.9 million last year, and as a percentage of non-retail sales, decreased to 94.9% from 96.2%. The decrease in non-retail cost of sales as a percentage of non-retail sales is due to a higher margins on sales from the Company's manufacturing operation to other furniture retailers during the third quarter of 1997.

Operating expenses increased $1.4 million (4.0%) to $36.8 million from $35.4 million last year. As a percentage of total revenues, operating expenses decreased to 48.3% from 49.7% for the same period a year ago. The decline in operating expenses as a percentage of total revenues is due to the leveraging of such expenses over a larger revenue base.

Depreciation of rental merchandise increased $756,000 (4.5%) to $17.5 million compared to $16.7 million last year, and as a percentage of total rentals and fees, decreased slightly to 30.7% versus 30.8% for the same period in 1996.

Interest expense increased $17,000 (1.9%) to $922,000 compared to $905,000 last year. As a percentage of total revenues, interest decreased slightly to 1.2% compared to 1.3% for the same period in 1996. The slight increase in interest expense was due to the effect of lower debt being offset by higher interest rates.

Income tax expense increased $667,000 (27.7%) to $3.1 million compared to $2.4 million last year, and the Company's effective tax rate was 39.0% for the quarter versus 38.9% for the same period in 1996 due to higher state income taxes.

As a result, net eamings increased $1.0 million (26.9%) to $4.8 million in the third quarter of 1997 compared to $3.8 million for the same period in 1996. As a percentage of total revenues, net earnings increased to 6.3% in the current quarter as compared to 5.3% for the same period last year.

The weighted average number of shares outstanding during the third quarter of 1997 was 19,548,000 compared to 20,027,000 for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

Total revenues for the first nine months of 1997 increased $26.7 million (13.1%) to $230.2 million compared to $203.5 million for the same period a year ago. This increase in revenues was primarily due to a $16.3 million (10.5%) increase in rentals and fees revenues and $4.9 million (12.3%) increase in retail sales. Of this increase in rental revenues, $13.7 million was attributable to Aaron's Rental Purchase stores, which increased 18.2% to $88.7 million compared to $75.0 million last year. Rental revenues from the Company's rent-to-rent operations increased $2.6 million (3.2%) to $83.3 million compared to $80.7 million for the same period last year. The $4.9 million increase in retail sales was due to an increase in retail sales for the rent-to-rent division of $4.0 million (10.8%) and an increase in retail sales of $870,000 (35.5%) for the rental purchase division.

Non-retail sales, which primarily represent wholesale sales to Aaron's Rental Purchase franchisees, increased $4.0 million (74.4%) to $9.3 million compared to $5.3 million for the same period last year. The increased non-retail sales are due to the growth of the franchise operations.

Other revenue increased $1.5 million (52.7%) to $4.4 million compared to $2.9 million last year. Included in other revenues is an increase of $1.1 million (62.4%) in franchise and royalty fee income due to a net increase of 32 franchise stores compared to a year ago as well as older franchise stores gaining in revenue. This income for the nine month period was $2.9 million compared with $1.8 million for the same period last year.

Retail cost of sales increased $4.0 million (14.2%) to $32.2 million compared to $28.2 million and as a percentage of retail sales, increased to 72.4% from 71.1% primarily due to lower margin sales in the rent-to-rent division.

Non-retail cost of sales increased $3.7 million (72.3%) to $8.7 million from $5.1 million last year, and as a percentage of non-retail sales, decreased to 93.8% from 95.0%. The decrease in non-retail cost of sales as a percentage of non-retail sales is due to a higher margins on sales from the Company's manufacturing operation to other furniture retailers during the first nine months of 1997.

Operating expenses increased $9.7 million (9.6%) to $110.9 million from $101.3 million. As a percentage of total revenues, operating expenses decreased to 48.2% from 49.8% for the same period a year ago. The decline in operating expenses as a percentage of total revenues is due to revenues increasing faster than expenses.

Depreciation of rental merchandise increased $5.8 million (12.2%) to $53.0 million compared to $47.3 million and, as a percentage of total rentals and fees, increased to 30.8% from 30.4% for the same period last year.

Interest expense increased $327,000 (13.6%) to $2.7 million compared to $2.4 million last year. As a percentage of total revenues, interest expense was 1.2% for both periods. The stability in interest expense was due to higher interest rates being offset by lower debt levels.

Income tax expense increased $1.3 million (17.6%) to $8.8 million compared to $7.5 million, and the Company's effective tax rate was 39.1% for the current nine month period versus 38.8% for the same period in 1996 due to higher state income tax rates.

As a result, net earnings increased $1.9 million (15.9%) to $13.8 million in first nine months of 1997 compared to $11.9 million for the same period in 1996. As a percentage of total revenues, net earnings increased to 6.0% in the first nine months as compared to 5.8% for the same period last year.

The weighted average number of shares outstanding during the first nine months of 1997 was 19,659,000 compared to 19,994,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

On May 6, 1997, the Company declared a semi-annual dividend payable on July 8, 1997 of $.02 per share on both Common Stock and Class A Common Stock.

In February of 1997, the Company's Board of Directors authorized the purchase of 1,000,000 shares of the Company's Common Stock and Class A Common Stock. During the first nine months of 1997 795,000 shares at an aggregate cost of $8.9 million had been purchased.

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



                                        AARON RENTS, INC.
                                        (Registrant)


Date -  November 11, 1997
       -------------------              /s/Gilbert L. Danielson
                                        --------------------------
                                        Gilbert L. Danielson
                                        Vice President, Finance
                                        Chief Financial Officer



Date -  November 11, 1997
       -------------------              /s/Robert P. Sinclair, Jr.
                                        --------------------------
                                        Robert P. Sinclair, Jr.
                                        Corporate Controller

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  The following exhibits are furnished herewith:

     Exhibit
     Number      Description of Exhibit
     -------     ----------------------

     11          Computation of Earnings Per Share

     27          Financial Data Schedule


     (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.