Form 10-K
period 1997-12-31
AARON RENTS INC
filed 1998-03-31
CIK 706688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NO.
             December 31, 1997                                       0-12385

                               AARON RENTS, INC.
             (Exact name of registrant as specified in its charter)

                  GEORGIA                                           58-0687630
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

       309 E. PACES FERRY ROAD, N.E.
              ATLANTA, GEORGIA                                      30305-2377
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (404) 231-0011

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                                ----------------
                          Common Stock, $.50 Par Value
                      Class A Common Stock, $.50 Par Value

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998: $31,267,151. See Item 12.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             SHARES OUTSTANDING AS OF
            TITLE OF EACH CLASS                   MARCH 20, 1998
            -------------------              ------------------------
Common Stock, $.50 Par Value                        15,150,391
Class A Common Stock, $.50 Par Value                 3,836,506

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K.

     Portions of the registrant's definitive proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Aaron Rents is a U.S. leader in the rent-to-rent and rental purchase industries with 402 stores in 32 states. The Company offers both individual and business customers a wide range of residential and office furniture, accessories, consumer electronics, and household appliances for rental, rental purchase and sale. The Company's major operating divisions are the Aaron Rents' Rent-to-Rent Division, the Aaron's Rental Purchase Division, the Aaron Rents' Convention Furnishings Division and MacTavish Furniture Industries Division, which manufactures much of the furniture for the Company's rental and rental purchase stores. Aaron Rents' strategic focus is on expanding its higher growth rental purchase business while also growing its rent-to-rent business in selected markets.

     At March 31, 1998, Aaron Rents had 297 Company-operated stores and 105 franchised stores in 32 states nationwide. There were 107 rent-to-rent stores in its Aaron Rents' Rent-to-Rent Division, 183 Company-operated rental purchase stores in its Aaron's Rental Purchase Division, 105 Aaron's Rental Purchase franchised stores, and seven Aaron Rents' Convention Furnishings stores.

     The Aaron Rents' Rent-to-Rent Division is well-positioned to take advantage of the growing demand for furniture rental services. Management believes this demand to be driven by continued growth in employment, the increasing importance of flexibility and outsourcing to American businesses and the impact of a more mobile and transitory population. Business customers, which represent an increasing portion of rental customers, enter into leases for office furniture to meet seasonal, temporary or start-up needs. Business customers also lease residential furniture in order to provide furnishings for relocated employees or those on temporary assignment.

     The Aaron's Rental Purchase Division focuses on providing durable household goods to lower to middle income consumers with limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. The Company's rental purchase program allows customers to obtain merchandise without incurring additional debt or long-term obligations. Management believes that the segment of the U.S. population which its rental purchase division targets is large and that the needs of these customers generally are underserved.

     In 1992 the Company began franchising Aaron's Rental Purchase stores to place stores in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly, increase its name exposure in new markets and achieve economies of scale in purchasing, manufacturing and advertising for its rental purchase stores. The Company opened 12, 25 and 40 franchised rental purchase stores in 1995, 1996 and 1997, respectively.

     The Company is the only rental company in the United States that manufactures its own furniture. By manufacturing its own specially designed residential and office furniture through its MacTavish Furniture Industries Division, the Company enjoys an advantage over many of its competitors. Manufacturing enables the Company to control the quality, cost, timing, styling and quantity of its furniture rental products. The Company owns five furniture manufacturing plants and operates four bedding manufacturing facilities, which supply approximately 49% of the furniture rented or sold by the Company.

     The Company has grown significantly in recent years. Its growth is attributed to the opening of Company-operated and franchised rental purchase stores, as well as to the expansion of its rent-to-rent business and selected acquisitions. The Company expects to continue to grow its store base and plans to open five to 10 rent-to-rent stores, 10 to 15 Company-operated rental purchase stores and 45 to 50 new franchised rental purchase stores in 1998. Total revenues have increased from $155.7 million for calendar year 1992 to $310.8 million for calendar year 1997, and earnings before income taxes increased from $9.7 million in 1992 to $30.2 million in 1997, representing a 14.8% and 25.5% compound annual growth rate in the Company's revenues and earnings before income taxes, respectively. The increase in revenues was driven by a significant increase in rental purchase revenues, which increased from $22.5 million for 1992 to $139.3 million for 1997, representing a 44.0% compound annual growth rate. During the same period, rent-to-rent revenues increased from $111.3 million to $162.3 million.

     The Company believes it possesses a valuable brand name in the rental business, as well as operating characteristics which differentiate it from its competitors. For instance, the Company's rental purchase concept is unique by offering 12-month rental purchase agreements, larger and more attractive store showrooms and a wider selection of merchandise. In the rent-to-rent business, the Company believes that its ability to deliver residential and office furniture and equipment to its customers quickly and efficiently gives the Company an advantage over furniture retailers who often require several weeks to effect delivery. By having its own manufacturing capabilities, an extensive distribution network and sophisticated management information systems, the Company is well-positioned to meet the distinct needs of its rent-to-rent and rental purchase customers.

INDUSTRY OVERVIEW

  The Rent-To-Own Industry

     The estimated potential size of the United States rent-to-own market is
19.6 million households of which only 2.7 million are being served currently by the industry. According to the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there are approximately 7,500 rent-to-own stores in the United States, approximately 50% of which are owned or franchised by the ten largest companies in the industry. Industry-wide revenues are believed to have been approximately $4.7 billion in 1997.

     In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 18 to 24 months, by making weekly rental payments. The customer may cancel the agreement at any time by returning the merchandise to the store, with no further rental obligation. The average rental period in the industry is about four months, because the majority of customers do not rent the item to the full term of the agreement. If the customer rents the item to the full term, he obtains ownership of the item, though he has the option to purchase it at any time.

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

     The Company believes its rental purchase concept differs significantly from the typical rent-to-own program. Compared to the typical rent-to-own stores, Aaron's Rental Purchase stores offer shorter agreement terms which are payable on a monthly basis and have generally lower total payments to acquire merchandise. Aaron's Rental Purchase stores offer a larger selection of merchandise in general and a greater percentage of furniture merchandise in particular, and have a larger and more visually appealing store layout. The Company believes that its rental purchase customers demand and can afford both higher quality merchandise and more competitive pricing on total agreement terms compared to the typical rent-to-own customer.

     The Company's rental purchase transactions differ from sales by home furnishings retailers in that rental purchase allows the option, but not the obligation, to purchase merchandise while paying a similar "all-in" agreement price. Rental purchase allows the customer to have the item serviced free of charge or replaced at any time during the rental agreement, and allows the Company to re-rent an item to another customer if the agreement does not go to term.

     The Company's rental purchase operations differ from the rent-to-rent business. A typical rental purchase customer, while usually lacking the cash or credit resources to acquire merchandise, desires the option of ownership and may have the intention to utilize rental purchase to achieve ownership. Accordingly, in rental purchase transactions, the customer is willing to pay a higher monthly payment for the ownership option, as compared to the rent-to-rent customer. Typically, the Company's rental purchase customers are more style and brand name conscious than rent-to-rent customers who regard the merchandise as temporary. Aaron's Rental Purchase stores are attractively appointed and are typically in or near a shopping center strategically located near the residences of its target customers, as opposed to the rent-to-rent store whose typical location is in an office park that services destination customers from a broad geographical area.

  The Rent-To-Rent Industry

     The furniture component of the rent-to-rent industry is estimated to be greater than $600 million in annual rental revenues. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to fulfill temporary needs. The industry is highly competitive and consolidating, with only a handful of companies accounting for a substantial share of the market.

     The rent-to-rent industry serves both individual and business customers who generally have immediate, temporary needs for office or residential merchandise but who generally do not seek to own the merchandise. Residential merchandise is rented to individuals seeking to rent merchandise for their own homes and apartments, apartment complex managers seeking to provide furnished apartments, and third party companies that provide interim housing for their corporate clients. Office merchandise is rented by customers ranging from small businesses and professionals who are in need of office furnishings but need to conserve capital, to large corporations with temporary or seasonal needs.

     In the typical rent-to-rent transaction, the customer agrees to rent one or more items for a minimum of three months, which may be extended by the customer on a month-to-month basis. Although many rental agreements give the customer the option of purchasing the rented item, most customers do not enter into the transaction with the desire to own the rented merchandise.

GROWTH AND OPERATING STRATEGIES

     Aaron Rents is expanding its business through growth strategies that focus on the opening of additional Company-operated rent-to-rent and rental purchase stores, and franchised rental purchase stores. In addition, the Company seeks to enhance profitability through operating strategies which differentiate the Company from its competitors and improve operating efficiencies. The key elements of the Company's growth and operating strategies are summarized below.

  Growth Strategies

     - EXPAND COMPANY-OPERATED RENTAL PURCHASE OPERATIONS IN SELECTED GEOGRAPHIC MARKETS. The Company currently expects to open 10 to 15 additional Company-operated Aaron's Rental Purchase stores during 1998, and to open comparable numbers of stores in each of the next several years. The Company's strategy is to open rental purchase stores primarily in the Company's existing geographic markets where it can cluster stores to realize the benefits of economies of scale in marketing and distribution and other operating efficiencies.

     - EXPAND AARON'S RENTAL PURCHASE FRANCHISE PROGRAM. The Company uses its franchise program to place Aaron's Rental Purchase stores in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly and increase its name exposure in new markets with a relatively low investment of capital by the Company. In addition, the larger number of systemwide rental purchase stores enables the Company and its franchisees to realize economies of scale in purchasing, manufacturing and advertising for its rental purchase stores. Franchise fees and royalties also represent a growing source of revenues for the Company. The Company expects that approximately 45 to 50 franchised Aaron's Rental Purchase stores will open in 1998, and expects a larger number of stores to open in each of the next several years.

     - EXPAND RENT-TO-RENT OPERATIONS. The Company believes that there are growth opportunities in the rent-to-rent market, particularly in the business sector. The Company has recently begun opening rent-to-rent operations in new markets to better serve its national business customers and is also expanding its presence in existing markets. The recent introduction of warehouse-only stores in new markets has allowed the Company to enter markets at a lower cost. The Company believes that its rent-to-rent business will continue to provide the Company with cash flow to finance a significant amount of the planned expansion of the Aaron's Rental Purchase Division. The Company expects to open five to 10 rent-to-rent stores in 1998 in existing and new markets.

  Operating Strategies

     - PROVIDE HIGH LEVELS OF CUSTOMER SERVICE AND SATISFACTION. The Company demonstrates its commitment to superior customer service by providing large, attractive and conveniently located showrooms, offering a wide selection of quality merchandise at competitive prices and flexible acquisition options, and providing customers quick delivery of rented merchandise, in many cases by same or next day delivery. The Company has established an employee training program designed to enhance the customer relations skills of its employees.

     - DIFFERENTIATE AARON'S RENTAL PURCHASE CONCEPT. The Company believes that the success of its rental purchase operations is attributable to its distinctive approach to the business that sets it apart from its rent-to-own competitors. The Company has pioneered innovative approaches to meeting changing customer needs that differ from those of its competitors -- such as offering 12-month rental purchase agreements which result in a lower "all-in" price, larger and more attractive store showrooms, and a wider selection of merchandise. Most rental purchase customers make their rental payments in person, and the Company uses these frequent visits to strengthen customer relationships and make rental purchase customers feel welcome in the Company's stores.

     - TARGET RENT-TO-RENT BUSINESS CUSTOMERS. The Company has successfully operated rent-to-rent stores for over 40 years, using its superior customer service, prompt delivery and wide selection of rental furniture to attract a growing number of business customers. The Company believes that its ability to deliver furniture and equipment to its business customers quickly and efficiently gives the Company an advantage over general furniture retailers who often require several weeks to effect delivery. In addition, the location of a warehouse next to each showroom permits the store manager to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer. The Company has also recently opened warehouse-only locations in a few selected markets where the Company is seeking an immediate presence at a lower cost. The warehouse-only locations rely on outside sale representatives who target business customers.

     - MANAGE FURNITURE REQUIREMENTS THROUGH MANUFACTURING AND
       DISTRIBUTION. The Company believes that its furniture manufacturing capability and distribution center network give it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styling, durability and quantity of a substantial portion of its rental furniture merchandise. This control allows the Company to offer prompt delivery of rented furniture and provides the Company a reliable source of rental furniture.

     - UTILIZE PROPRIETARY MANAGEMENT INFORMATION SYSTEMS. The Company has developed proprietary computerized information systems to systematically pursue cash collections and merchandise returns and to match inventory with demand. Each of the Company's stores, including franchised rental purchase stores, is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. Its separate systems are tailored to meet the distinct needs of the Company's rent-to-rent and rental purchase operations.

OPERATING DIVISIONS

  Rental Purchase -- Aaron's Rental Purchase

     The Company established its Aaron's Rental Purchase Division in 1987. At March 31, 1998, there were 183 Company-operated Aaron's Rental Purchase stores in 16 states and 105 franchised Aaron's Rental Purchase stores in 27 states. The Company has developed a distinctive concept for its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and agreement terms for the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

     The typical Aaron's Rental Purchase store layout consists of a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 8,700 total square feet. In selecting new locations for Aaron's Rental Purchase stores, the Company generally looks for sites in well-maintained strip shopping centers strategically located within ten miles of established working class neighborhoods and communities with good access. Many of the Company's stores are placed near existing rent-to-own stores of competitors. Each rental purchase store maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within 15 miles of the store. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the Company's MacTavish Furniture Industries Division. Aaron's Rental Purchase stores also offer computers and jewelry.

     Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Over 81% of the Company's rental purchase agreements have monthly payments as compared to the industry standard weekly payments, and most monthly agreements are for 12 months compared to the industry standard of 18 to 24 months. Approximately 37% of Aaron's Rental Purchase agreements go to term, in contrast to an industry average of less than 25%. The merchandise from the agreements that do not go to term is either re-rented or sold.

     The Aaron's Rental Purchase Division's 11 clearance centers serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, although they also sell some new merchandise. Sales by the clearance centers, together with sales at the Company's rental purchase stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

  Aaron's Rental Purchase Franchise Program

     The Company began franchising Aaron's Rental Purchase stores in selected markets in 1992, and has continued to attract many franchisees. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no presence and no current plans to expand. As of March 31, 1998, 206 franchises had been sold to 56 franchisees, and 105 franchise stores were open. The Company believes that its relations with its franchisees are good.

     Franchisees are approved on the basis of the applicant's business background and financial resources. The Company generally seeks franchisees who will enter into development agreements for several stores, although many franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.

     The Company enters into franchise agreements with its franchisees to govern the opening and operation of franchised stores. Under the Company's current agreement, the franchisee is required to pay a franchise fee of $35,000 per store. Agreements are for a term of 10 years (with one 10-year renewal option) and require payment to the Company of a royalty of 5% of weekly cash collections.

     The Company assists each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron's Rental Purchase concept, one of the Company's Pre-Opening Directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, the Company helps in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, the Company provides assistance in assuring that the design and decor of the showroom is consistent with the Company's requirements. The Company also leases the exterior signage to the franchisee, and assists with placing pre-opening advertising, ordering initial inventory and purchasing delivery vehicles.

     The Company has an arrangement with a syndicate of banks to provide financing to qualifying franchisees to assist with the establishment and operation of their stores. A primary component of the financing program is an inventory financing plan which provides franchisees with the capital to purchase inventory. For established franchisees, the Company has arranged for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. The Company guarantees a portion of amounts outstanding under the franchisee financing programs.

     All franchisees are required to complete a comprehensive training program and to operate their franchised Aaron's Rental Purchase stores in compliance with the Company's policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees are not required to purchase their rental merchandise from the Company, although many do so in order to take advantage of bulk purchasing discounts and favorable delivery terms. Many also purchase their rental furniture from the Company's MacTavish Furniture Industries facilities.

     The Company conducts a financial audit of its franchise stores every six to 12 months and also conducts regular operational audits, generally visiting each franchise store almost as often as it visits its Company-owned stores. In addition, the Company's proprietary management information system links each store to corporate headquarters. With this system, each night the Company automatically retrieves detailed financial information regarding the number of customers served during the day, the revenues received and the status of all accounts receivable. This information is compiled nightly into a detailed report of every franchised and Company-operated rental purchase store, which is then immediately made available to corporate and store management. On a weekly basis, the system also automatically debits the franchisee's bank account for the 5% royalty fee, resulting in essentially a 100% collection rate on franchise royalties.

  Rent-to-Rent -- Aaron Rents and Sells Furniture

     The Company has been in the rent-to-rent business for over 40 years and is the second largest furniture rent-to-rent company in the United States. The rent-to-rent business accounted for approximately 53% of the Company's total revenues for the fiscal year ended December 31, 1997. The Company rents new and rental return merchandise to both the individual and the business segments of the rent-to-rent industry, with a growing focus on rentals of residential and office furniture to business customers. As of March 31, 1998, the Company operated 107 rent-to-rent stores in 22 states.

     Rental agreements may give the customer the option to purchase the merchandise rented, though few customers exercise the purchase option. Items held for rent, whether new or rental return, are also available for purchase and rental purchase at all rent-to-rent stores.

     The Company's typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 21,000 square feet. Each residential showroom features attractive displays of dining-room, living-room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. The Company believes that having a warehouse next to each showroom permits the store manager to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer. The Company has also recently opened warehouse-only locations in a few selected markets where the Company is seeking an immediate presence at a lower cost. The warehouse-only locations rely on outside sale representatives who target business customers.

     Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. The Company believes that its ability to obtain and deliver office furniture and equipment to its customers quickly and efficiently gives the

Company an advantage over general office furniture retailers who often require several weeks to effect delivery.

     The Aaron Rents' Rent-to-Rent Division's four clearance stores serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, though they also sell new merchandise. Sales by the clearance stores, together with sales at the clearance centers located in most of the Company's rent-to-rent stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

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

  Aaron Rents' Convention Furnishings

     The Aaron Rents' Convention Furnishings Division specializes in supplying conventions and events of various sizes with furniture (such as tables, chairs, desks and sofas) on a temporary basis. The division primarily serves various national and local vendors that organize events at large convention centers. The division also serves various smaller events on a regular basis with the assistance of its rent-to-rent stores which have served smaller events for more than 20 years. Convention rentals are characterized by very short terms (generally one week) and significantly higher rental rates due to the labor-intensive nature of the business.

     The Company's convention furnishings stores are generally located near the Company's existing distribution or warehouse facilities to enable the Company to respond quickly and efficiently to the division's needs. The division also benefits from the ability to sell its used furnishings through the Company's clearance centers, which allows the division to keep its inventory refreshed.

     In December 1997, the Company acquired the assets of Blackhawk Convention Services, Inc., including three locations in Chicago, New York and Las Vegas. An additional location was added in Dallas in the first quarter of 1998. As of March 31, 1998, the Company had seven convention furnishings store locations.

FURNITURE MANUFACTURING

     The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styling, durability and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 391,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers. The Company's MacTavish Furniture Industries Division has manufactured furniture for the Company's rental stores since 1971. The division has five manufacturing plants and four bedding manufacturing facilities which supply 50% of the Company's rent-to-rent furniture and bedding needs and 46% of Company-operated rental purchase stores' furniture and bedding needs. Overall, approximately 49% of the furniture rented or sold by the Company is manufactured by MacTavish Furniture Industries. The Company's manufacturing plants have the capacity to meet the Company's needs for such furniture for the foreseeable future. The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers.

     MacTavish Furniture Industries manufactures upholstered living-room furniture (including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers), bedding (including standard sizes of mattresses and box springs), office furniture (including desks, credenzas, conference tables, bookcases and chairs), and bedroom furniture (including bedroom sets, headboards, dressers, mirrors, chests and night tables). The Company has designed special features for the furniture it manufactures which make its furniture more durable and better equipped for frequent transportation than furniture purchased from third parties. These features include knock-down construction of upholstered furniture products for easy replacement of worn or damaged parts at lower cost; standardization of components; reduction of parts and features susceptible to wear or damage; more resilient foam; durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value; and collapsible box springs and devices which allow sofas to stand on end for easier and more efficient transport. The Company has patent applications pending for certain of these features. The Company also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

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

STORE OPERATIONS

  Management

     The Company's rent-to-rent stores are managed by the President of the division and are organized geographically into five regions, each supervised by a vice president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase Division is managed separately by the President of the division, who has five regional managers performing similar responsibilities.

     Stores are directly supervised by 18 rent-to-rent regional managers and 30 rental purchase district managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

     Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and control, manufacturing, employee training, and new store site selection for the Company-operated stores. The Company's internal audit department conducts periodic audits of every store, including audits of Company-operated rental purchase stores several times each year, and semi-annual audits of rent-to-rent stores and franchised rental purchase stores. The Company's business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses vigilantly to contain costs. All invoices are paid out of the Company's headquarters in order to enhance fiscal accountability. The Company believes that its careful attention to the expense side of its operations has enabled it to maintain financial stability and profitability.

  Management Information Systems

     The Company utilizes computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software developed by the Company, each of the Company's stores is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. A different system is used to run the rent-to-rent and rental purchase operations due to the significant differences in the businesses. At the store level, the store manager is better able to track inventory on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing and match customer needs with available inventory.

  Rental Agreement Approval, Renewal and Collection

     One of the keys to the success of the Company's Aaron's Rental Purchase operations is its ability to achieve timely cash collections. Individual store managers utilize the Company's computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their rental payments are due in order to encourage customers to keep their agreement current and in force (rather than having to return the merchandise for non-payment of rent) and to renew their agreements for an additional rental period. Careful attention to cash collections is particularly important in the rental purchase operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.

     Each rent-to-rent store performs a credit check on most of its residential and business customers. The Company generally performs no formal credit check with respect to rental purchase customers other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of the Company's rental agreements for residential and office merchandise require rental payments in advance, and the merchandise normally is picked up if a payment is significantly in arrears.

     Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 1.9%, 2.6%, and 3.0% for the fiscal years ended December 31, 1997 and 1996, and for the nine months ended December 31, 1995. The Company does not extend credit to rental purchase customers. For the same periods, net merchandise shrinkage for both divisions as a percentage of combined rental revenues was 2.3%, 2.5% and 3.0%, respectively. The Company believes that its collection and repossession policies comply with applicable legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

  Customer Service

     The Company believes that customer service is one of the most important elements in the success of its rent-to-rent and rental purchase businesses. Customer satisfaction is critical because the customer usually has the option of returning the rented merchandise at any time. The Company's goal is to make its customers feel positive about the Company and its products from the moment they enter the Company's showrooms. Rented items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, the Company fosters relationships with existing customers to attract recurring business, and many new rental and rental purchase agreements are attributable to repeat customers.

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

PURCHASING AND DISTRIBUTION

     The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. In the Company's rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 93% of rent-to-rent rental revenues for the year ended December 31, 1997. In the Aaron's Rental Purchase Division, electronics, furniture, appliances other accounted for approximately 54%, 30%, 14% and 2%, respectively, of rental purchase rental revenues for the year ended December 31, 1997. With approval from the applicable operating management, store managers send their orders to the rental purchase or rent-to-rent purchasing department at headquarters. The applicable purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores. Virtually all merchandise for the Company's stores is purchased by the Company's six buyers, three of whom are solely responsible for rental purchase merchandise.

     The Company purchases the majority of its merchandise directly from manufacturers, with the balance from local distributors. The Company's largest supplier is its MacTavish Furniture Industries manufacturing division, which supplies approximately 49% of the furniture rented or sold by the Company. The Company has no long-term agreements for the purchase of merchandise and believes that its relationships with suppliers are excellent.

     Both rent-to-rent and rental purchase operations utilize distribution centers to control inventory. Rent-to-rent stores in geographic proximity to the Company's rent-to-rent distribution facility in Richmond, Virginia order merchandise directly from the distribution center. The remaining rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. All rental purchase stores order directly from the Company's four rental purchase distribution centers located in Auburndale, Florida; Dallas and Houston, Texas; and Duluth, Georgia. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores. Vendors ship directly to the distribution centers.

     Distribution centers result in freight savings from truckload discounts and a more efficient distribution of merchandise. The Company utilizes its nine tractor trailers, its local delivery trucks, and various contract carriers to make weekly deliveries to individual stores. The Company recently began construction of a 200,000 square foot furniture distribution facility in Cairo, Georgia, which is located near the Company's furniture manufacturing plants in Coolidge, Georgia and Quincy, Florida.

MARKETING AND ADVERTISING

     In its rental purchase operations, the Company relies heavily on store traffic, direct mail and television advertising to reach its target markets. Rental purchase stores are located within neighborhood communities, and will typically distribute mass mailings of promotional material every two weeks, with the goal of reaching every known household within a specified radius of each store at least 12 times per year. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, the Company also utilizes local television and radio advertising for special promotions.

     The Company markets its rent-to-rent operations through its outside sales staff for personal contact with apartment complex managers for the residential market as well as the decision maker for the office market. It also relies on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages and over the Internet (http://www.aaronrents.com) to reach its residential and office rental and sales customers. The Company believes that such advertising benefits its residential and office rental and sales operations because of increased awareness of rental and purchase options along with name recognition.

COMPETITION

     The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. The Company believes that CORT Business Services Corporation and Globe Business Resources, Inc. are its most significant rent-to-rent competitors. In the rent-to-own market, the Company competes with several larger companies with substantially greater financial resources than the Company. The Company believes that the largest rent-to-own companies include Rent-A-Center (a division of Thorn plc), Renters Choice, Inc., Alrenco, Inc., and Rent-Way, Inc.

     Although definitive industry statistics are not available, management believes that the Company is one of the largest furniture rental companies in the United States. Management also believes that it generally has a favorable competitive position in that industry because of its manufacturing capabilities, prompt delivery, competitive pricing, name recognition and commitment to customer service.

GOVERNMENT REGULATION

     The Company believes that 48 states specifically regulate rent-to-own transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to disclose the terms of its rental purchase transactions as a matter of good business ethics and customer service.

     At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation has been proposed from time to time to regulate the industry. Management cannot predict whether any such legislation will be enacted and what the impact of such legislation would be. Although the Company is unable to predict the results of these or any additional regulatory initiatives, the Company does not believe that the existing and proposed regulations will have a material adverse impact on the Company's rental purchase or other operations.

     The Company's Aaron's Rental Purchase franchise program is subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. The Company believes it is in material compliance with all applicable franchise laws.

EMPLOYEES

     At March 31, 1998, the Company had approximately 3,100 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company leases space for substantially all of its store and warehouse operations under operating leases expiring at various times through June, 2007. Most of the leases contain renewal options for additional periods ranging from one to fifteen years at rental rates generally adjusted on the basis of the consumer price index or other factors.

     The following table sets forth certain information regarding the Company's furniture manufacturing plants, bedding facilities and distribution centers:

LOCATION                              PRIMARY USE                           SQUARE FT.
--------                              -----------                           ----------
Coolidge, Georgia...................  Furniture Manufacturing                 77,000
Coolidge, Georgia...................  Furniture Manufacturing                 43,000
Coolidge, Georgia...................  Furniture Manufacturing                 38,000
Quincy, Florida.....................  Furniture Manufacturing                 80,000
Quincy, Florida.....................  Furniture Manufacturing                 91,000
Duluth, Georgia.....................  Bedding Facility                        30,000

LOCATION                              PRIMARY USE                           SQUARE FT.
--------                              -----------                           ----------
Coolidge, Georgia...................  Bedding Facility                         3,000
Houston, Texas......................  Bedding Facility                        13,000
Orlando, Florida....................  Bedding Facility                        15,800
Richmond, Virginia..................  Rent-to-Rent Distribution Center        98,000
Auburndale, Florida.................  Rental Purchase Distribution Center     40,000
Dallas, Texas.......................  Rental Purchase Distribution Center     92,000
Duluth, Georgia.....................  Rental Purchase Distribution Center     67,000
Houston, Texas......................  Rental Purchase Distribution Center     70,000

     The Company's executive and administrative offices occupy approximately 49,000 square feet in an 11-story, 80,000 square-foot office building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging 2- 1/2 years. All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) The information presented under the caption "Common Stock Market Prices & Dividends" on page 24 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     (b) As of March 27, 1998, there were 861 holders of record of the Common Stock and 171 holders of record of the Class A Common Stock.

     (c) The information presented under "Note 5 -- Debt" on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference. During the fiscal year ended December 31, 1997, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

ITEM 6.  SELECTED FINANCIAL DATA

     The information presented under the caption "Selected Financial Information" on page 13 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 14 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 16 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1997, with respect to the identity, background and Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1997, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1997, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's Annual Report to Shareholders for the Year ended December 31, 1997.

                                                               REFERENCE PAGE
                                                                   ANNUAL
                                                                   REPORT
                                                              TO SHAREHOLDERS
                                                              ----------------
Consolidated Balance Sheets -- December 31, 1997 and 1996...         16

Consolidated Statements of Earnings -- Year ended December
  31, 1997, Year ended December 31, 1996, and Nine Months
  ended December 31, 1995...................................         17

Consolidated Statements of Shareholders' Equity -- Year
  ended December 31, 1997, Year ended December 31, 1996 and
  Nine Months ended December 31, 1995.......................         17

Consolidated Statements of Cash Flows -- Year ended December
  31, 1997, Year ended December 31, 1996, and Nine Months
  ended December 31, 1995...................................         18

Notes to Consolidated Financial Statements..................       19-23

Report of Independent Auditors..............................         23

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
     3(a)     Amended and Restated Articles of Incorporation of the
              Company, filed as Exhibit 3 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1996
              (the "March 31, 1996 10-Q") which exhibit is by this
              reference incorporated herein.
     3(b)     By-laws of the Company.
     4        See Exhibits 3 (a) through 3 (b).
    10(a)     Fifth Amendment to Second Amended and Restated Revolving
              Credit and Term Loan Agreement, dated December 17, 1997.
    10(b)     Letter Agreements dated December 30, 1997 between SunTrust
              Bank, Atlanta and the Company, and letter agreements dated
              December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions.
    13        Aaron Rents, Inc. Annual Report to Shareholders for the
              fiscal year ended December 31,1997. With the exception of
              information expressly incorporated herein by direct
              reference thereto, the Annual Report to Shareholders for the fiscal year ended December 31, 1997 is not deemed to be
              filed as a part of this Annual Report on Form 10-K.

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
    21        Subsidiaries of the Registrant
    23        Consent of Ernst & Young LLP
    27        Financial Data Schedule (for SEC use only)

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.

     (b) Reports on Form 8-K-none

     (c) Exhibits listed in item 14 (a) (3) are included elsewhere in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                          AARON RENTS, INC.

                                          By:   /s/ GILBERT L. DANIELSON
                                            ------------------------------------
                                                    Gilbert L. Danielson
                                                  Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.

                         SIGNATURE                                             TITLE
                         ---------                                             -----

              /s/ R. CHARLES LOUDERMILK, SR.                 Chief Executive Officer (Principal
-----------------------------------------------------------    Executive Officer) and Chairman of the
                R. Charles Loudermilk, Sr.                     Board of Directors)

               /s/ ROBERT C. LOUDERMILK, JR.                 President, Chief Operating Officer and
-----------------------------------------------------------    Director
                 Robert C. Loudermilk, Jr.

                 /s/ GILBERT L. DANIELSON                    Vice President, Finance, Chief Financial
-----------------------------------------------------------    Officer and Director, (Principal
                   Gilbert L. Danielson                        Financial Officer)

                /s/ ROBERT P. SINCLAIR, JR.                  Controller (Principal Accounting Officer)
-----------------------------------------------------------
                  Robert P. Sinclair, Jr.

                    /s/ RONALD W. ALLEN                      Director
-----------------------------------------------------------
                      Ronald W. Allen

                      /s/ LEO BENATAR                        Director
-----------------------------------------------------------
                        Leo Benatar

                      /s/ EARL DOLIVE                        Director
-----------------------------------------------------------
                        Earl Dolive

                       /s/ REX FUQUA                         Director
-----------------------------------------------------------
                       J. Rex Fuqua

                    /s/ KEITH C. GROEN                       Vice President, Legal Secretary and
-----------------------------------------------------------    Director
                      Keith C. Groen

                 /s/ INGRID SAUNDERS JONES                   Director
-----------------------------------------------------------
                   Ingrid Saunders Jones

            /s/ LTG. M. COLLIER ROSS USA (RET.)              Director
-----------------------------------------------------------
              LTG M. Collier Ross USA (Ret.)

                     /s/ R. K. SEHGAL                        Director
-----------------------------------------------------------
                       R. K. Sehgal