Form 10-Q
period 1998-03-31
AARON RENTS INC
filed 1998-05-15
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

        March 31, 1998                                           0-12385
        --------------                                           -------
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

                                      Yes X
                                         ---
                                      No
                                         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding as of
       Title of Each Class                                   May 12, 1998
       -------------------                                   ------------
   Common Stock, $.50 Par Value                                17,254,391
Class A Common Stock, $.50 Par Value                            3,836,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    (unaudited)
                                                     March 31,       December 31,
                                                       1998              1997
                                                    -----------      ------------
                                                           (in thousands)
ASSETS:
Cash                                                 $      95        $      96
Accounts Receivable                                     14,171           11,794
Rental Merchandise                                     251,429          246,498
Less: Accumulated Depreciation                         (72,847)         (69,530)
                                                     ---------        ---------
                                                       178,582          176,968
Property, Plant and Equipment, Net                      44,223           39,757
Prepaid Expenses and Other Assets                       10,991           10,767
                                                     ---------        ---------

Total Assets                                         $ 248,062        $ 239,382
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                $  32,892        $  31,071
Dividends Payable                                                           379
Deferred Income Taxes Payable                            9,674            6,687
Customer Deposits and Advance Payments                   8,577            8,304
Bank Debt                                               74,390           75,904
Other Debt                                                 373              582
                                                     ---------        ---------
          Total Liabilities                            125,906          122,927

Shareholders' Equity:
Common Stock, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 16,170,987                             8,085            8,085
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                              2,681            2,681
Additional Paid in Capital                              15,508           15,484
Retained Earnings                                      119,150          113,864
                                                     ---------        ---------
                                                       145,424          140,114

Less: Treasury Shares at Cost,
Common Stock, 1,020,596 Shares
   at March 31, 1998 and 1,058,041
   Shares at December 31, 1997                          (9,132)          (9,523)
Class A Common Stock, 1,525,255 Shares
   at March 31, 1998 and December 31, 1997             (14,136)         (14,136)
                                                     ---------        ---------

          Total Shareholders' Equity                   122,156          116,455
                                                     ---------        ---------
Total Liabilities and
Shareholders' Equity                                 $ 248,062        $ 239,382
                                                     =========        =========

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                               March 31,
                                                      --------------------------
                                                        1998              1997
                                                      --------------------------

                                              (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                                    $70,118            $57,016
  Retail Sales                                         16,304             15,067
  Non-Retail Sales                                      4,603              2,971
  Other                                                 1,784              1,426
                                                      -------            -------
                                                       92,809             76,480
                                                      -------            -------
COSTS AND EXPENSES:
  Retail Cost of Sales                                 11,487             11,083
  Non-Retail Cost of Sales                              4,276              2,783
  Operating Expenses                                   46,207             37,051
  Depreciation
     of Rental Merchandise                             21,018             17,614
  Interest                                              1,141                869
                                                      -------            -------
                                                       84,129             69,400
                                                      -------            -------
EARNINGS BEFORE
TAXES                                                   8,680              7,080

INCOME TAXES                                            3,394              2,768
                                                      -------            -------

NET EARNINGS                                          $ 5,286            $ 4,312
                                                      =======            =======

EARNINGS PER SHARE                                    $   .28            $   .22
                                                      -------            -------
EARNINGS PER SHARE
      ASSUMING DILUTION                               $   .27            $   .22
                                                      -------            -------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                                       $    --            $    --
                                                      -------            -------
   Class A Common Stock                               $    --            $    --
                                                      -------            -------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                   18,965             19,654
                                                      =======            =======

WEIGHTED AVERAGE
  SHARES OUTSTANDING
         ASSUMING DILUTION                             19,468             19,985
                                                      =======            =======



See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                                ---------

                                                          1998           1997
                                                        --------       --------
                                                             (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                         $  5,286       $  4,312
   Depreciation and Amortization                          23,027         16,566
   Deferred Income Taxes                                   2,987          2,646
   Change in Accounts Payable and
      Accrued Expenses                                     1,821            (76)
   Change in Accounts Receivable                          (2,377)          (513)
   Other Changes, Net                                        (48)           253
                                                        --------       --------
   Cash Provided by Operating Activities                  30,696         23,188
                                                        --------       --------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment             (7,953)        (2,412)
   Book Value of Property Retired or Sold                  1,575          2,672
   Additions to Rental Equipment                         (46,528)       (32,095)
   Book Value of Rental Equipment Sold                    23,896         17,456
   Contracts and Other Assets Acquired                                      (85)
                                                        --------       --------
   Cash Used by Investing Activities                     (29,010)       (14,464)
                                                        --------       --------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement               35,827         17,970
   Repayments on Revolving Credit Agreement              (37,341)       (24,758)
   Decrease in Other Debt                                   (209)          (240)
   Dividends Paid                                           (379)          (382)
   Acquisition of Treasury Stock                                         (1,405)
   Issuance of Stock Under Stock Option Plan                 415             98
                                                        --------       --------
   Cash Used by Financing Activities                      (1,687)        (8,717)
                                                        --------       --------

   (Decrease) Increase in Cash                                (1)             7
   Cash at Beginning of Year                                  96             84
                                                        --------       --------
   Cash at End of Period                                $     95       $     91
                                                        ========       ========

                 See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

INTERIM FINANCIAL STATEMENTS:

The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statements of Earnings and Cash Flows for the three months ended March 31, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

PUBLIC OFFERING OF STOCK

On April 28, 1998, the Company issued through a public offering 2,100,000 shares of Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $40.0 million. The net proceeds were used to reduce bank debt. As part of this public offering, the underwriters have an over-allotment option that expires May 28, 1998. If the over-allotment option is fully exercised, the Company would issue an additional 375,000 shares and receive net proceeds of approximately $7.1 million which would also be used to reduce bank debt.

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS:

THE QUARTER ENDED MARCH 31, 1998 VERSUS THE QUARTER ENDED MARCH 31, 1997:

Total revenues for the first quarter of 1998 increased $16.3 million (21.4%) to $92.8 million compared to $76.5 million in 1997 due primarily to a $13.1 million (23.0%) increase in rentals and fees revenues, plus a $2.7 million (15.9%) increase in sales. Of this increase in rentals and fees revenues, $10.5 million (80.2%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $2.6 million (9.1%) during the same period.

Revenues from retail sales increased $1.2 million (8.2%) to $16.3 million in 1998, from $15.1 million for the same period last year. This increase was primarily due to increased sales of both new and rental return merchandise in the Aaron's Rental Purchase division. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $1.6 million (54.9%) to $4.6 million compared to $3.0 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first quarter 1998 increased $358,000 (25.1%) to $1.8 million compared to $1.4 million in 1997. This increase was attributable to franchise fee and royalty income increasing $351,000 (33.1%) to $1.4 million compared to $1.1 million last year, reflecting the addition of 34 franchised stores since the end of the first quarter of 1997 and improved operating revenues at mature franchise stores.

Cost of sales from retail sales increased $404,000 (3.6%) to $11.5 million compared to $11.1 million last year, and as a percentage of retail sales, decreased to 70.5% from 73.6%. The decrease in cost of sales as a percentage of sales is due to improved margins in the Company's rent-to-rent operations and a greater percentage of the Company's sales coming from the Aaron's Rental Purchase division which are at higher margins. Cost of sales from non-retail sales increased $1.5 million (53.6%) to $4.3 million from $2.8 million, and as a percentage of sales, decreased to 92.9% from 93.7%. The decrease in cost of sales as a percentage of sales is due to slightly higher margins on sales through the Company's distribution centers.

Operating expenses increased $9.2 million (24.7%) to $46.2 million from $37.1 million. As a percentage of total revenues, operating expenses were 49.8% in 1998 and 48.4% in 1997. Operating expenses increased as a percentage of total revenues between quarters primarily due to the Company's acquisition of RentMart Rent-To-Own, Inc. in December 1997. The RentMart stores are relatively immature and have lower revenues over which to spread expenses.

Depreciation of rental merchandise increased $3.4 million (19.3%) to $21.0 million, from $17.6 million, and as a percentage of total rentals and fees, decreased to 30.0% from 30.9%. The decrease as a percentage of revenues is primarily due to decreased depreciation in relation to revenues in the Company's Aaron's Rental Purchase division.

Interest expense increased $272,000 (31.3%) to $1.1 million compared to $869,000. As a percentage of total revenues, interest expense was 1.2% in 1998 compared to 1.1% in 1997. The slight increase in interest expense as a percentage of revenues was due to higher debt levels associated with the Company's December 1997 acquisition of RentMart Rent-To-Own, Inc. and Blackhawk Convention Services, Inc.

Income tax expense increased $626,000 (22.6%) to $3.4 million for 1998 compared to $2.8 million for the same period in 1997. The Company's effective tax rate was 39.1% for both quarters.

As a result, net earnings increased $974,000 (22.6%) to $5.3 million in the first quarter of 1998 compared to $4.3 million for the same period in 1997. As a percentage of total revenues, net earnings were 5.7% in the current quarter as compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the first quarter of 1998 was 18,965,000 compared to 19,654,000 (19,468,000 versus 19,985,000 assuming dilution) for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES:


During the first quarter of 1998, the Company paid a semi-annual dividend that was declared in December 1997 of $.02 per share on both Common Stock and Class A Common Stock. On May 5, 1998, the Company declared a semi-annual dividend payable on July 7, 1998 of $.02 per share on both Common Stock and Class A Common Stock.

On April 28, 1998, the Company issued through a public offering 2,100,000 shares of Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $40.0 million. The net proceeds were used to reduce bank debt. As part of this public offering, the underwriters have an over-allotment option that expires May 28, 1998. If the over-allotment option is fully exercised, the Company would issue an additional 375,000 shares and receive net proceeds of approximately $7.1 million which would also be used to reduce bank debt.

Cash flow from operations for the quarters ended March 31, 1998 and 1997 was $30.7 million and $23.2 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirements. These capital requirements historically have been financed through bank credit, cash flow from operations, trade credit and proceeds from the sale of rental return merchandise.

The Company has financed its growth through a revolving credit agreement with several banks, trade credit and internally generated funds. The revolving credit agreement provides for unsecured borrowings up to $90.0 million credit line to fund daily working capital requirements. At March 31, 1998, an aggregate of $74.4 million was outstanding under this facility, bearing interest at an average rate of 6.82%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At March 31, 1998, the Company has swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 7.18%.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, together with the proceeds from the Stock offering on April 28, 1998, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  The following exhibits are furnished herewith:

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------
         10(a)                      Loan Facility Agreement and Guaranty by and
                                    among Aaron Rents, Inc., SunTrust Bank,
                                    Atlanta, as Servicer and each of the
                                    Participants Party Hereto, Dated January 20,
                                    1998.

         10(b) Amendment No. 1 to Loan Facility Agreement and Guaranty (this "Amendment") dated as of March 13, 1998.

         27                         Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AARON RENTS, INC.
                                       (Registrant)

Date -  May 14, 1998
        ------------
                                       /s/ Gilbert L. Danielson
                                       ------------------------------------
                                           Gilbert L. Danielson
                                           Executive Vice President
                                           Chief Financial Officer

Date -  May 14, 1998
        ------------

                                       /s/ Robert P. Sinclair, Jr.
                                       -----------------------------------
                                           Robert P. Sinclair, Jr.
                                           Corporate Controller