Form 10-Q
period 1998-06-30
AARON RENTS INC
filed 1998-08-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

  JUNE 30, 1998                                                    0-12385
  -------------                                                    -------
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

                                   Yes  X
                                      ----
                                   No
                                      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding as of
        Title of Each Class                                August 11, 1998
       ---------------------                              -----------------
   Common Stock, $.50 Par Value                                17,264,391
Class A Common Stock, $.50 Par Value                            3,836,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               (unaudited)
                                                 June 30,    December 31,
                                                   1998         1997
                                                ----------   ------------
                                                     (in thousands)
ASSETS:
Cash                                            $      99    $      96
Accounts Receivable                                15,922       11,794
Rental Merchandise                                268,403      246,498
Less: Accumulated Depreciation                    (77,879)     (69,530)
                                                ---------    ---------
                                                  190,524      176,968
Property, Plant and Equipment, Net                 45,575       39,757
Prepaid Expenses and Other Assets                  14,390       10,767
                                                ---------    ---------

Total Assets                                    $ 266,510    $ 239,382
                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses           $  28,439    $  31,071
Dividends Payable                                     422          379
Deferred Income Taxes Payable                       7,675        6,687
Customer Deposits and Advance Payments              8,831        8,304
Bank Debt                                          50,880       75,904
Other Debt                                          2,967          582
                                                ---------    ---------
          Total Liabilities                        99,214      122,927

Shareholders' Equity:
Common Stock,  Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 18,270,987 at June 30, 1998       9,135        8,085
   and 16,170,987 at December 31, 1997
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                         2,681        2,681
Additional Paid in Capital                         54,439       15,484
Retained Earnings                                 124,282      113,864
                                                ---------    ---------
                                                  190,537      140,114

Less: Treasury Shares at Cost,
Common Stock, 1,016,596 Shares
   at June 30, 1998 and 1,058,041
   Shares at December 31, 1997                     (9,105)      (9,523)
Class A Common Stock,  1,525,255 Shares
   at June 30, 1998 and December 31, 1997         (14,136)     (14,136)
                                                ---------    ---------

          Total Shareholders' Equity              167,296      116,455
                                                ---------    ---------
Total Liabilities and
Shareholders' Equity                            $ 266,510    $ 239,382
                                                =========    =========

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                              Three Months Ended    Six Months Ended
                              ------------------    ----------------
                                    June 30,            June 30,
                              ------------------    ----------------
                                1998       1997     1998        1997
                              ------------------    ----------------

                              (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees            $71,860    $58,006   $141,978   $115,021
  Retail Sales                 15,213     14,355     31,517     29,423
  Non-Retail Sales              4,604      3,709      9,207      6,680
  Other                         2,155      1,395      3,939      2,821
                              -------    -------   --------   --------
                               93,832     77,465    186,641    153,945
                              -------    -------   --------   --------
COSTS AND EXPENSES:
  Retail Cost of Sales         10,738     10,444     22,225     21,528
  Non-Retail Cost of Sales      4,287      3,458      8,563      6,241
  Operating Expenses           47,133     37,086     93,340     74,136
  Depreciation
     of Rental Merchandise     21,632     17,932     42,650     35,546
  Interest                        952        937      2,093      1,806
                              -------    -------   --------   --------
                               84,742     69,857    168,871    139,257
                              -------    -------   --------   --------
EARNINGS BEFORE
  TAXES                         9,090      7,608     17,770     14,688

INCOME TAXES                    3,536      2,975      6,930      5,743
                              -------    -------   --------   --------

NET EARNINGS                  $ 5,554   $  4,633   $ 10,840   $  8,945
                              =======    =======   ========   ========
EARNINGS PER SHARE            $   .27   $    .24   $    .55   $    .46
                              -------    -------   --------   --------
EARNINGS PER SHARE
    ASSUMING DILUTION         $   .27   $    .24   $    .54   $    .45
                              -------    -------   --------   --------


CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock               $   .02   $    .02   $    .02   $    .02
                              -------    -------   --------   --------
   Class A Common Stock       $   .02   $    .02   $    .02   $    .02
                              -------    -------   --------   --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING           20,399     19,102     19,686     19,377
                              =======    =======   ========   ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
    ASSUMING DILUTION          20,873     19,443     20,167     19,715
                              =======    =======   ========   ========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended
                                                         June 30,

                                                    1998         1997
                                                  ---------    --------
                                                     (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                   $  10,840    $  8,945
   Depreciation and Amortization                     46,845      38,682
   Deferred Taxes                                       988         732
   Change in Accounts Payable and
      Accrued Expenses                               (2,632)      1,896
   Change in Accounts Receivable                     (4,128)       (332)
   Other Changes, Net                                (2,108)     (5,423)
                                                  ---------    --------
   Cash Provided by Operating Activities             49,805      44,500
                                                  ---------    --------


INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment       (15,850)     (3,588)
   Book Value of Property Retired or Sold             6,026       6,985
   Additions to Rental Equipment                    (93,737)    (67,655)
   Book Value of Rental Equipment Sold               37,666      28,674
   Contracts and Other Assets Acquired               (1,312)       (177)
                                                  ---------    --------
   Cash Used by Investing Activities                (67,207)    (35,761)
                                                  ---------    --------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement          76,166      49,880
   Repayments on Revolving Credit Agreement        (101,190)    (51,005)
   Proceeds from Common Stock Offering               39,958
   Increase of Other Debt                             2,385         992
   Dividends Paid                                      (379)       (382)
   Acquisition of Treasury Stock                          0      (8,378)
   Issuance of Stock Under Stock Option Plan            465         166
                                                  ---------    --------
   Cash provided (used) by financing activities      17,405      (8,727)
                                                  ---------    --------

   Increase in Cash                                       3          12
   Cash at Beginning of Year                             96          84
                                                  ---------    --------
   Cash at End of Period                          $      99    $     96
                                                  =========    ========


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

INTERIM FINANCIAL STATEMENTS:

The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS:

THE QUARTER ENDED JUNE 30, 1998, COMPARED TO THE QUARTER ENDED JUNE 30, 1997:

Total revenues for the second quarter of 1998 increased $16.4 million (21.1%) to $93.8 million compared to $77.5 million in 1997 due primarily to a $13.9 million (23.9%) increase in rentals and fees revenues, plus a $1.8 million (9.7%) increase in sales. Of this increase in rentals and fees revenues, $11.0 million (79.1%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $2.8 million (10.1%) during the same period.

Revenues from retail sales increased $858,000 (6.0%) to $15.2 million in 1998, from $14.4 million for the same period last year. This increase was primarily due to increased sales of both new and rental return merchandise in the Aaron's Rental Purchase and Rent-to-Rent divisions. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $895,000 (24.1%) to $4.6 million compared to $3.7 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the second quarter 1998 increased $760,000 (54.5%) to $2.2 million compared to $1.4 million in 1997. This increase was attributable to franchise fee and royalty income increasing $800,000 (80.6%) to $1.8 million compared to $992,000 last year, reflecting the addition of 40 franchised stores since the end of the second quarter of 1997 and increased operating revenues at mature franchise stores.

Cost of sales from retail sales increased $294,000 (2.8%) to $10.7 million compared to $10.4 million last year, and as a percentage of retail sales, decreased to 70.6% from 72.8%. The decrease in cost of sales as a percentage of sales is due to improved margins in the Company's rent-to-rent operations and a greater percentage of the Company's sales coming from the Aaron's Rental Purchase division which are at higher margins. Cost of sales from non-retail sales increased $829,000 (24.0%) to $4.3 million from $3.5 million, and as a percentage of sales, decreased slightly to 93.1% from 93.2%.

Operating expenses increased $10.0 million (27.1%) to $47.1 million from $37.1 million. As a percentage of total revenues, operating expenses were 50.2% in 1998 and 47.9% in 1997. Operating expenses increased as a percentage of total revenues between quarters primarily due to the Company's acquisition of RentMart Rent-To-Own, Inc. in December 1997. The RentMart stores are relatively immature and have lower revenues over which to spread expenses.

Depreciation of rental merchandise increased $3.7 million (20.6%) to $21.6 million, from $17.9 million, and as a percentage of total rentals and fees, decreased to 30.1% from 30.9%. The decrease as a percentage of revenues is primarily due to decreased depreciation in relation to revenues in both the Company's Aaron's Rental Purchase and Rent-to-Rent divisions.

Interest expense increased $15,000 (1.6%) to $952,000 compared to $937,000. As a percentage of total revenues, interest expense was 1.0% in 1998 compared to 1.2% in 1997. The slight decrease in interest expense as a percentage of revenues was due to lower debt levels after the Company's April 1998 public offering.

Income tax expense increased $561,000 (18.9%) to $3.5 million for 1998 compared to $3.0 million for the same period in 1997. The Company's effective tax rate was 38.9% for the quarter versus 39.1% for the same period in 1997 due to lower state income taxes.

As a result, net earnings increased $921,000 (19.9%) to $5.6 million in the second quarter of 1998 compared to $4.6 million for the same period in 1997. As a percentage of total revenues, net earnings were 5.9% in the current quarter as compared to 6.0% for the same period last year.

The weighted average number of shares outstanding during the second quarter of 1998 was 20,399,000 compared to 19,102,000 (20,873,000 versus 19,443,000 assuming dilution) for the same period last year.



SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

Total revenues for the first six months of 1998 increased $32.7 million (21.2%) to $186.6 million compared to $153.9 million in 1997 due primarily to a $27.0 million (23.4%) increase in rentals and fees revenues, plus a $4.6 million (12.8%) increase in sales. Of this increase in rentals and fees revenues, $21.6 million (80.0%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $5.4 million (9.6%) during the same period.

Revenues from retail sales increased $2.1 million (7.1%) to $31.5 million in 1998, from $29.4 million for the same period last year. This increase was primarily due to increased sales of both new and rental return merchandise in the Aaron's Rental Purchase division. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $2.5 million (37.8%) to $9.2 million compared to $6.7 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first six months of 1998 increased $1.1 million (39.6%) to $3.9 million compared to $2.8 million in 1997. This increase was attributable to franchise fee and royalty income increasing $954,000 (52.4%) to $3.2 million compared to $2.1 million last year, reflecting the addition of 40 franchised stores since the end of the second quarter of 1997 and increased operating revenues at mature franchise stores.

Cost of sales from retail sales increased $697,000 (3.2%) to $22.2 million compared to $21.5 million last year, and as a percentage of retail sales, decreased to 70.5% from 73.2%. The decrease in cost of sales as a percentage of sales is due to improved margins in the Company's rent-to-rent operations and a greater percentage of the Company's sales coming from the Aaron's Rental Purchase division which are at higher margins. Cost of sales from non-retail sales increased $2.3 million (37.2%) to $8.6 million from $6.2 million, and as a percentage of sales, decreased to 93.0% from 93.4%. The decrease in cost of sales as a percentage of sales is due to slightly higher margins on sales through the Company's distribution centers.

Operating expenses increased $19.2 million (25.9%) to $93.3 million from $74.1 million. As a percentage of total revenues, operating expenses were 50.0% in 1998 and 48.2% in 1997. Operating expenses increased as a percentage of total revenues between the periods primarily due to the Company's acquisition of RentMart Rent-To-Own, Inc. in December 1997. The RentMart stores are relatively immature and have lower revenues over which to spread expenses.

Depreciation of rental merchandise increased $7.1 million (20.0%) to $42.7 million, from $35.5 million, and as a percentage of total rentals and fees, decreased to 30.0% from 30.9%. The decrease as a percentage of revenues is primarily due to decreased depreciation in relation to revenues in both the Company's Aaron's Rental Purchase and Rent-to-Rent divisions.

Interest expense increased $287,000 (15.9%) to $2.1 million compared to $1.8 million. As a percentage of total revenues, interest expense was 1.1% in 1998 compared to 1.2% in 1997. The slight decrease in interest expense as a percentage of revenues was due to lower debt levels after the Company's April 1998 public offering.

Income tax expense increased $1.2 million (20.7%) to $6.9 million for 1998 compared to $5.7 million for the same period in 1997. The Company's effective tax rate was 39.0% for first six months of 1998 versus 39.1% for the same period in 1997.

As a result, net earnings increased $1.9 million (21.2%) to $10.8 million in the first six months of 1998 compared to $8.9 million for the same period in 1997. As a percentage of total revenues, net earnings were 5.8% both periods.

The weighted average number of shares outstanding during the first six months of 1998 was 19,686,000 compared to 19,377,000 (20,167,000 versus 19,715,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 1998, the Company paid a semi-annual dividend that was declared in December 1997 of $.02 per share on both Common Stock and Class A Common Stock, respectively. On May 5, 1998, the Company declared a semi-annual dividend payable on July 7, 1998 of $.02 per share on both Common Stock and Class A Common Stock, respectively.

On April 28, 1998, the Company issued through a public offering 2,100,000 shares of Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $40.0 million. The net proceeds were used to reduce bank debt.

Cash flow from operations for the six months ended June 30, 1998 and 1997 was $49.8 million and $44.5 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through bank credit, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and proceeds from public stock offerings.

The Company has financed its growth through a revolving credit agreement with several banks, trade credit and internally generated funds. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At June 30, 1998, an aggregate of $50.9 million was outstanding under this facility, bearing interest at a average rate of 6.47%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At June 30, 1998, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount of borrowings under the Company's revolving credit agreement at 7.18%.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         (a)  The following exhibits are furnished herewith:

         Exhibit
         Number                     Description of Exhibit
         -------                    ----------------------

         27                         Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AARON RENTS, INC.
                                            (Registrant)





Date -  August 12, 1998                     /s/ Gilbert L. Danielson
        ---------------                     ------------------------
                                            Gilbert L. Danielson
                                            Executive Vice President
                                            Chief Financial Officer


Date -  August 12, 1998
        ---------------
                                            /s/ Robert P. Sinclair, Jr.
                                            ---------------------------
                                            Robert P. Sinclair, Jr.
                                            Corporate Controller