Form 10-Q
period 1998-09-30
AARON RENTS INC
filed 1998-11-16
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

         SEPTEMBER 30, 1998                                 0-12385
         ------------------                                 -------
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

                                     Yes X
                                        ---
                                     No
                                        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as of
                           Title of Each Class              November 12, 1998
                           -------------------              -----------------
                      Common Stock, $.50 Par Value              17,090,391
                  Class A Common Stock, $.50 Par Value           3,836,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         (unaudited)
                                                        September 30,     December 31,
                                                             1998              1997
                                                        -------------     ------------
                                                                 (in thousands)
ASSETS:
Cash                                                      $      98         $      96
Accounts Receivable                                          14,704            11,794
Rental Merchandise                                          278,406           246,498
Less: Accumulated Depreciation                              (82,124)          (69,530)
                                                          ---------         ---------
                                                            196,282           176,968
Property, Plant and Equipment, Net                           47,655            39,757
Prepaid Expenses and Other Assets                            14,550            10,767
                                                          ---------         ---------

Total Assets                                              $ 273,289         $ 239,382
                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                     $  32,716         $  31,071
Dividends Payable                                                                 379
Deferred Income Taxes Payable                                 9,216             6,687
Customer Deposits and Advance Payments                        9,469             8,304
Bank Debt                                                    49,879            75,904
Other Debt                                                    2,073               582
                                                          ---------         ---------
          Total Liabilities                                 103,353           122,927

Shareholders' Equity:
Common Stock, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 18,270,987 at September 30, 1998            9,135             8,085
   and 16,170,987 at December 31, 1997
Common Stock, Class A, Par Value $.50 Per
   Share; Authorized: 25,000,000 Shares;
   Shares Issued: 5,361,761                                   2,681             2,681
Additional Paid in Capital                                   54,493            15,484
Retained Earnings                                           129,188           113,864
                                                          ---------         ---------
                                                            195,497           140,114

Less: Treasury Shares at Cost,
Common Stock, 1,198,596 Shares
   at September 30, 1998 and 1,058,041
   Shares at December 31, 1997                              (11,425)           (9,523)
Class A Common Stock,  1,525,255 Shares
   at September 30, 1998 and December 31, 1997              (14,136)          (14,136)
                                                          ---------         ---------

          Total Shareholders' Equity                        169,936           116,455
                                                          ---------         ---------
Total Liabilities and
Shareholders' Equity                                      $ 273,289         $ 239,382
                                                          =========         =========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                         Three Months Ended      Nine Months Ended
                                        --------------------    --------------------
                                            September 30,           September 30,
                                        --------------------    --------------------
                                          1998        1997        1998        1997
                                        --------------------    --------------------
                                          (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                      $ 73,662    $ 56,940    $215,640    $171,961
  Retail Sales                            15,761      15,068      47,278      44,491
  Non-Retail Sales                         4,190       2,625      13,397       9,305
  Other                                    2,269       1,605       6,208       4,426
                                        --------    --------    --------    --------
                                          95,882      76,238     282,523     230,183
                                        --------    --------    --------    --------
COSTS AND EXPENSES:
  Retail Cost of Sales                    11,245      10,662      33,470      32,190
  Non-Retail Cost of Sales                 3,919       2,491      12,482       8,732
  Operating Expenses                      48,825      36,796     142,165     110,932
  Depreciation
    of Rental Merchandise                 23,036      17,484      65,686      53,030
  Interest                                   828         922       2,921       2,728
                                        --------    --------    --------    --------
                                          87,853      68,355     256,724     207,612
                                        --------    --------    --------    --------

EARNINGS BEFORE TAXES                      8,029       7,883      25,799      22,571

INCOME TAXES                               3,123       3,078      10,053       8,821
                                        --------    --------    --------    --------

NET EARNINGS                            $  4,906    $  4,805    $ 15,746    $ 13,750
                                        ========    ========    ========    ========

EARNINGS PER SHARE                      $    .23    $    .25    $    .78    $    .71
                                        --------    --------    --------    --------
EARNINGS PER SHARE
  ASSUMING DILUTION                     $    .23    $    .25    $    .76    $    .70
                                        --------    --------    --------    --------

CASH DIVIDENDS DECLARED
  PER SHARE
  Common Stock                          $     --    $     --    $    .02    $    .02
                                        --------    --------    --------    --------
  Class A Common Stock                  $     --    $     --    $    .02    $    .02
                                        --------    --------    --------    --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                      21,091      18,963      20,159      19,238
                                        ========    ========    ========    ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
    ASSUMING DILUTION                     21,508      19,548      20,619      19,659
                                        ========    ========    ========    ========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended
                                                            -----------------
                                                              September 30,
                                                              -------------

                                                          1998              1997
                                                       ---------         ---------
                                                             (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                        $  15,746         $  13,750
   Depreciation and Amortization                          72,271            57,709
   Deferred Income Taxes                                   2,529             1,843
   Change in Accounts Payable and
      Accrued Expenses                                     1,533               638
   Change in Accounts Receivable                          (2,910)             (997)
   Other Changes, Net                                     (2,011)              204
                                                       ---------         ---------
   Cash Provided by Operating Activities                  87,158            73,147
                                                       ---------         ---------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment            (25,152)           (8,486)
   Book Value of Property Retired or Sold                 11,127             6,016
   Additions to Rental Equipment                        (129,432)         (100,219)
   Book Value of Rental Equipment Sold                    45,320            42,752
   Contracts and Other Assets Acquired                    (1,841)             (177)
                                                       ---------         ---------
   Cash Used by Investing Activities                     (99,978)          (60,114)
                                                       ---------         ---------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement              122,158            72,202
   Repayments on Revolving Credit Agreement             (148,183)          (76,487)
   Proceeds from Common Stock Offering                    39,958
   Increase in Other Debt                                  1,491               588
   Dividends Paid                                           (801)             (761)
   Acquisition of Treasury Stock                          (2,454)           (8,918)
   Issuance of Stock Under Stock Option Plan                 653               357
                                                       ---------         ---------
   Cash Provided (Used) by Financing Activities           12,822           (13,019)
                                                       ---------         ---------

   Increase in Cash                                            2                14
   Cash at Beginning of Year                                  96                84
                                                       ---------         ---------
   Cash at End of Period                               $      98         $      98
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

INTERIM FINANCIAL STATEMENTS:

The Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

PUBLIC OFFERING OF STOCK

On April 28, 1998, the Company issued through a public offering 2,100,000 shares of Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $40.0 million. The net proceeds were used to reduce bank debt.

SUBSEQUENT EVENT

In October, 1998 the Company sold substantially all of the assets of its Convention Furnishings division. The effect on the Company's results of operations from this sale is not expected to be significant.

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, including the risks and uncertainties discussed in the Company's Prospectus dated April 28, 1998, filed with the Securities and Exchange Commission, under the caption "Risk Factors," which discussion is incorporated herein by this reference.

RESULTS OF OPERATIONS:

THE QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997:

Total revenues for the third quarter of 1998 increased $19.6 million (25.8%) to $95.9 million compared to $76.2 million in 1997 due primarily to a $16.7 million (29.4%) increase in rentals and fees revenues, plus a $2.3 million (12.8%) increase in sales. Of this increase in rentals and fees revenues, $12.8 million (65.9%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $3.9 million (14.6%) during the same period.

Revenues from retail sales increased $693,000 (4.6%) to $15.8 million in 1998, from $15.1 million for the same period last year. This increase was primarily due to increased sales of both new and rental return merchandise in the Aaron's Rental Purchase division and increased rental return sales in the Rent-to-Rent division. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $1.6 million (59.6%) to $4.2 million compared to $2.6 million for the same period last year. The increased sales are due to the growth of the franchise operations and the addition of a fourth distribution center.

Other revenues for the third quarter of 1998 increased $664,000 (41.4%) to $2.3 million compared to $1.6 million in 1997. This increase was primarily attributable to franchise fee and royalty income increasing $469,000 (33.8%) to $1.9 million compared to $1.4 million last year, reflecting a net increase of 35 franchised stores since the end of the third quarter of 1997 and increased operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $583,000 (5.5%) to $11.2 million compared to $10.7 million last year, and as a percentage of retail sales, increased to 71.3% from 70.8%. The slight increase in cost of sales as a percentage of sales is due to a greater percentage of the Company's sales coming from rental return sales in the Rent-to-Rent division which are at lower margins. Cost of sales from non-retail sales increased $1.4 million (57.3%) to $3.9 million from $2.5 million, and as a percentage of sales, decreased slightly to 93.5% from 94.9%.

Operating expenses increased $12.0 million (32.7%) to $48.8 million from $36.8 million. As a percentage of total revenues, operating expenses were 50.9% in 1998 and 48.3% in 1997. Operating expenses increased as a percentage of total revenues between quarters primarily due to the Company's acquisitions of RentMart Rent-To-Own, Inc. in December 1997 and Blackhawk Convention Services. The RentMart stores are relatively immature and have lower revenues over which to spread expenses and Blackhawk's convention furnishings business has higher operating expenses as a percentage of revenues than traditional rental purchase and rent-to-rent operations.

Depreciation of rental merchandise increased $5.6 million (31.8%) to $23.0 million, from $17.5 million, and as a percentage of total rentals and fees, increased to 31.3% from 30.7%. The increase as a percentage of rentals and fees is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense decreased $94,000 (10.2%) to $828,000 compared to $922,000. As a percentage of total revenues, interest expense was .8% in 1998 compared to 1.2% in 1997. The decrease in interest expense as a percentage of revenues was due to lower debt levels after the Company's April 1998 public stock offering.

Income tax expense increased $45,000 (1.5%) to $3.1 million for 1998 compared to $3.1 million for the same period in 1997. The Company's effective tax rate was 38.9% for the quarter versus 39.0% for the same period in 1997.

As a result, net earnings increased $101,000 (2.1%) to $4.9 million in the third quarter of 1998 compared to $4.8 million for the same period in 1997. As a percentage of total revenues, net earnings were 5.1% in the current quarter as compared to 6.3% for the same period last year.

The weighted average number of shares outstanding during the third quarter of 1998 was 21,091,000 compared to 18,963,000 (21,508,000 versus 19,548,000 assuming dilution) for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

Total revenues for the first nine months of 1998 increased $52.3 million (22.7%) to $282.5 million compared to $230.2 million in 1997 due primarily to a $43.7 million (25.4%) increase in rentals and fees revenues, plus a $6.9 million (12.8%) increase in sales. Of this increase in rentals and fees revenues, $34.3 million (78.5%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $9.3 million (11.2%) during the same period.

Revenues from retail sales increased $2.8 million (6.3%) to $47.3 million in 1998, from $44.5 million for the same period last year. This increase was primarily due to increased sales of both new and rental return merchandise in the Aaron's Rental Purchase and Rent-to-Rent divisions. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $4.1 million (44.0%) to $13.4 million compared to $9.3 million for the same period last year. The increased sales are due to the growth of the franchise operations and the addition of a fourth distribution center.

Other revenues for the first nine months of 1998 increased $1.8 million (40.3%) to $6.2 million compared to $4.4 million in 1997. This increase was primarily attributable to franchise fee and royalty income increasing $1.6 million (47.1%) to $5.1 million compared to $3.4 million last year, reflecting a net increase of 35 franchised stores since the end of the third quarter of 1997 and increased operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $1.3 million (4.0%) to $33.5 million compared to $32.2 million last year, and as a percentage of retail sales, decreased to 70.8% from 72.4%. The decrease in cost of sales as a percentage of sales is due to improved margins in the Company's rent-to-rent operations and a greater percentage of the Company's sales coming from the Aaron's Rental Purchase division which are at higher margins. Cost of sales from non-retail sales increased $3.8 million (47.9%) to $12.5 million from $8.7 million, and as a percentage of sales, decreased to 93.2% from 93.8%. The decrease in cost of sales as a percentage of sales is due to slightly higher margins on sales through the Company's distribution centers.

Operating expenses increased $31.2 million (28.2%) to $142.2 million from $110.9 million. As a percentage of total revenues, operating expenses were 50.3% in 1998 and 48.2% in 1997. Operating expenses increased as a percentage of total revenues between the periods primarily due to the Company's acquisitions of RentMart Rent-To-Own, Inc. in December 1997 and Blackhawk Convention Services. The RentMart stores are relatively immature and have lower revenues over which to spread expenses and Blackhawk's convention furnishings business has higher operating expenses as a percentage of revenues than traditional rental purchase and rent-to-rent operations.

Depreciation of rental merchandise increased $12.7 million (23.9%) to $65.7 million, from $53.0 million, and as a percentage of total rentals and fees, decreased to 30.5% from 30.8%. The decrease as a percentage of revenues is primarily due to decreased depreciation in relation to revenues in both the Company's Aaron's Rental Purchase and Rent-to-Rent divisions.

Interest expense increased $193,000 (7.1%) to $2.9 million compared to $2.7 million. As a percentage of total revenues, interest expense was 1.0% in 1998 compared to 1.2% in 1997. The decrease in interest expense as a percentage of revenues was due to lower debt levels after the Company's April 1998 public stock offering.

Income tax expense increased $1.2 million (14.0%) to $10.1 million for 1998 compared to $8.8 million for the same period in 1997. The Company's effective tax rate was 39.0% for first nine months of 1998 versus 39.1% for the same period in 1997.

As a result, net earnings increased $2.0 million (14.5%) to $15.7 million in the first nine months of 1998 compared to $13.8 million for the same period in 1997. As a percentage of total revenues, net earnings were 5.6% for the first nine months of 1998 versus 6.0% for the same period in 1997.

The weighted average number of shares outstanding during the first nine months of 1998 was 20,159,000 compared to 19,238,000 (20,619,000 versus 19,659,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 1998, the Company paid a semi-annual dividend that was declared in December 1997 of $.02 per share on both Common Stock and Class A Common Stock, respectively. On May 5, 1998, the Company declared a semi-annual dividend which was paid on July 7, 1998 of $.02 per share on both Common Stock and Class A Common Stock, respectively.

On April 28, 1998, the Company issued through a public offering 2,100,000 shares of Common Stock. The net proceeds to the Company after deducting underwriting discounts and offering expenses were $40.0 million. The net proceeds were used to reduce bank debt.

Cash flow from operations for the nine months ended September 30, 1998 and 1997 was $87.2 million and $73.1 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through bank credit, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and proceeds from public stock offerings.

The Company has financed its growth through a revolving credit agreement with several banks, trade credit and internally generated funds. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At September 30, 1998, an aggregate of $49.9 million was outstanding under this facility, bearing interest at an average rate of 6.33%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At September 30, 1998, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount of borrowings under the Company's revolving credit agreement at 7.18%.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, together with the proceeds from the stock offering on April 28, 1998, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems ("IT systems") that are not Year 2000 compliant and is in the process of implementing a comprehensive plan to make its IT systems and non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment and hardware, products, telecommunication, building security and manufacturing equipment, Year 2000 compliant. The Company's plan is to resolve the Year 2000 Issue involves the following four phases: (1) assessment, (2) remediation, (3) testing, and (4) implementation. The Company is simultaneously working on all four phases and anticipates that it will substantially complete phase (1) by the end of the first quarter 1999, (2) and (3) by the end of the second quarter 1999, and (4) by the end of the third quarter 1999.

The Company is in the process of querying its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agents with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The Company's significant IT systems, including financial, accounting, store operating and point-of-sale software have recently been or are in the process of being updated. The upgrading and rewriting of the Company's IT systems is being done to gain further strategic advantages over competitors and is not the result of any anticipated Year 2000 issues. In addition, as part of the Company's continuing process to update IT and non-IT systems, management has required vendor-purchased and internally developed systems be Year 2000 compliant. Therefore, management expects cost of the Year 2000 project to be less than $100,000.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and backup vendors.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. See "Special Note Regarding Forward-Looking Information."

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


         (a) The following exhibits are furnished herewith:

         Exhibit
         Number                     Description of Exhibit
         ---------                  ----------------------
         27                         Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AARON RENTS, INC.
                                             (Registrant)



Date - November 13, 1998                     /s/ Gilbert L. Danielson
       -----------------                     -----------------------------------
                                             Gilbert L. Danielson
                                             Executive Vice President
                                             Chief Financial Officer




Date - November 13, 1998                     /s/ Robert P. Sinclair, Jr.
       -----------------                     -----------------------------------
                                             Robert P. Sinclair, Jr.
                                             Corporate Controller