Form 10-K405
period 1998-12-31
AARON RENTS INC
filed 1999-03-31
CIK 706688

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE YEAR ENDED                             COMMISSION FILE NO.
         December 31, 1998                                   0-12385

                               AARON RENTS, INC.
             (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-0687630
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   309 E. PACES FERRY ROAD, N.E.
         ATLANTA, GEORGIA                              30305-2377
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (404) 231-0011

           Securities registered pursuant to Section 12(b)of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                          Common Stock, $.50 Par Value
                      Class A Common Stock, $.50 Par Value

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              ----        ----

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999: $286,584,600. See Item 12.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  SHARES OUTSTANDING AS OF
            TITLE OF EACH CLASS                       MARCH 22, 1999
           -------------------                    ------------------------
Common Stock, $.50 Par Value                              16,201,696
Class A Common Stock, $.50 Par Value                       3,836,506

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-K.

    Portions of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

    Aaron Rents is a U.S. leader in the rent-to-rent and rental purchase industries with 427 stores in 32 states. The Company offers both individual and business customers a wide range of residential and office furniture, accessories, consumer electronics, and household appliances for rental, rental purchase and sale. The Company's major operating divisions are the Aaron Rents' Rent-to-Rent division, the Aaron's Rental Purchase division and the MacTavish Furniture Industries division, which manufactures much of the furniture for the Company's rental and rental purchase stores. Aaron Rents' strategic focus is on expanding its higher growth rental purchase business while also growing its rent-to-rent business in selected markets.

    At December 31, 1998, Aaron Rents had 291 Company-operated stores and 136 franchised stores in 32 states nationwide. There were 109 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division, 182 Company-operated rental purchase stores in its Aaron's Rental Purchase division and 136 Aaron's Rental Purchase franchised stores.

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

    In 1992 the Company began franchising Aaron's Rental Purchase stores to place stores in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly, increase its name exposure in new markets and achieve economies of scale in purchasing, manufacturing and advertising for its rental purchase stores. The Company opened 25, 40 and 40 franchised rental purchase stores in 1996, 1997 and 1998, respectively.

    The Company is the only rental company in the United States that manufactures its own furniture. By manufacturing its own specially designed residential and office furniture through its MacTavish Furniture Industries division, the Company enjoys an advantage over many of its competitors. Manufacturing enables the Company to control the quality, cost, timing, styling and quantity of its furniture rental products. The Company operates six furniture plants, four bedding facilities and one lamp manufacturing facility, which supply approximately one half of the furniture and related accessories rented or sold by the Company.

    The Company has grown significantly in recent years. Its growth is attributed to the opening of Company-operated and franchised rental purchase stores, as well as to the expansion of its rent-to-rent business and selected acquisitions. Total revenues have increased from $173.7 million for calendar year 1993 to $379.7 million for calendar year 1998, and earnings before income taxes increased from $13.6 million in 1993 to $35.2 million in 1998, representing a 16.9% and 20.9% compound annual growth rate in the Company's revenues and earnings before income taxes, respectively. The increase in revenues was driven by a significant increase in rental purchase revenues, which increased from $41.1 million for 1993 to $200.0 million for 1998, representing a 37.2% compound annual growth rate. During the same period, core rent-to-rent revenues increased from $126.1 million to $173.8 million.

    The Company believes it possesses a valuable brand name in the rental business, as well as operating characteristics which differentiate it from its competitors. For instance, the Company's rental purchase concept is unique in offering 12-month rental purchase agreements, larger and more attractive store showrooms and a wider selection of merchandise. In the rent-to-rent business, the Company believes that its ability to deliver residential and office furniture and equipment to its customers quickly and efficiently gives the Company an advantage over furniture retailers who often require several weeks to effect delivery. By having its own manufacturing capabilities, an extensive distribution network and sophisticated management information systems, the Company is well-positioned to meet the distinct needs of its rent-to-rent and rental purchase customers.

INDUSTRY OVERVIEW

    The Rent-to-Own Industry

    According to the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there are 7,500 - 8,000 rent-to-own stores in the United States, approximately 50% of which are owned or franchised by the eight largest companies in the industry. Industry-wide revenues are believed to have been approximately $4.7 billion in 1997.

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

OPERATING DIVISIONS

    Rental Purchase - Aaron's Rental Purchase

    The Company established its Aaron's Rental Purchase division in 1987. At December 31, 1998, there were 182 Company-operated Aaron's Rental Purchase stores in 17 states and 136 franchised Aaron's Rental Purchase stores in 28 states. The Company has developed a distinctive concept for its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and agreement terms for the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

    The typical Aaron's Rental Purchase store layout consists of a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting new locations for Aaron's Rental Purchase stores, the Company generally looks for sites in well-maintained strip shopping centers strategically located within ten miles of established working class neighborhoods and communities with good access. Many of the Company's stores are placed near existing rent-to-own stores of competitors. Each rental purchase store maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within 15 miles of the store. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the Company's MacTavish Furniture Industries division. Aaron's Rental Purchase stores also offer computers and jewelry.

    Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Over 77% of the Company's rental purchase agreements have monthly payments as compared to the industry standard weekly payments, and most monthly agreements are for 12 months compared to the industry standard of 18 to 24 months. Approximately 44% of Aaron's Rental Purchase agreements go to term, in contrast to an industry average of less than 25%. The merchandise from the agreements that do not go to term is either re-rented or sold.

   Aaron's Rental Purchase Franchise Program

    The Company began franchising Aaron's Rental Purchase stores in selected markets in 1992, and has continued to attract many franchisees. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no presence and no current plans to expand. As of December 31, 1998, 227 franchises had been sold to 60 franchisees, and 136 franchise stores were open. The Company believes that its relations with its franchisees are good.

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

    The Company conducts a financial audit of its franchise stores every six to 12 months and also conducts regular operational audits, generally visiting each franchise store almost as often as it visits its Company-owned stores. In addition, the Company's proprietary management information system links each store to corporate headquarters. With this system, each night the Company automatically retrieves detailed financial information regarding the number of customers served during the day, the revenues received and the status of all customer accounts. This information is compiled nightly into a detailed report of every franchised and Company-operated rental purchase store, which is then immediately made available to corporate and store management. On a weekly basis, the system also automatically debits the franchisee's bank account for the 5% royalty fee, resulting in essentially a 100% collection rate on franchise royalties.

   Rent-to-Rent -- Aaron Rents and Sells Furniture

    The Company has been in the rent-to-rent business for over 40 years and is the second largest furniture rent-to-rent company in the United States. The core rent-to-rent business accounted for approximately 46% of the Company's total revenues for the year ended December 31, 1998. The Company rents new and rental return merchandise to both the individual and the business segments of the rent-to-rent industry, with a growing focus on rentals of residential and office furniture to business customers. As of December 31, 1998, the Company operated 109 rent-to-rent stores in 22 states.

    The Company's typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Each residential showroom features attractive displays of dining-room, living-room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. The Company believes that having a warehouse next to each showroom permits the store manager to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer. The Company has also recently opened warehouse-only locations in a few selected markets where the Company is seeking an immediate presence at a lower cost. The warehouse-only locations rely on outside sale representatives who target business customers.

     Items held for rent, whether new or rental return, are available for purchase and rental purchase at all rent-to-rent stores. Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. The Company believes that its ability to obtain and deliver office furniture and equipment to its customers quickly and efficiently gives the Company an advantage over general office furniture retailers who often require several weeks to effect delivery.

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

FURNITURE MANUFACTURING

    The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styling, durability and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 643,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers. The Company's MacTavish Furniture Industries division has manufactured furniture for the Company's rental stores since 1971. The division has six furniture manufacturing plants, four bedding manufacturing facilities and one lamp manufacturing facility which supply approximately one half of the furniture and accessories rented or sold by the Company. The Company's manufacturing plants have the capacity to meet the Company's needs for the foreseeable future, with a new 200,000 square foot facility added during 1998 in Cairo, Georgia. The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers, and manufactures lamps for selected national retailers.

    MacTavish Furniture Industries manufactures upholstered living-room furniture (including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers), bedding (including standard sizes of mattresses and box springs), office furniture (including desks, credenzas, conference tables, bookcases and chairs), and bedroom furniture (including bedroom sets, headboards, dressers, mirrors, chests and night stands). MacTavish has designed special features for the furniture it manufactures which make its furniture less expensive to produce, more durable and better equipped for frequent transportation than furniture purchased from third parties. These features include standardization of components; reduction of parts and features susceptible to wear or damage; more resilient foam; durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value; and collapsible box springs and devices which allow sofas to stand on end for easier and more efficient transport. The Company has patent applications pending for certain of these features. MacTavish also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

    The principal raw materials used by MacTavish in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywoods and hardwoods. All of these materials are purchased in the open market from sources not affiliated with the Company. The Company is not dependent on any single supplier, and none of the raw materials are in short supply.

In June, 1998, the Company acquired Lamps Forever, a manufacturer of designer lamps, tables and matching accessories, to capitalize on the rapidly growing coordinated room trend in furniture retailing.

STORE OPERATIONS

   Management

    The Company's rent-to-rent stores are organized geographically into four residential and two office regions, each supervised by a vice president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase division has five regional managers performing similar responsibilities. President's manage the residential rent-to-rent, office rent-to-rent and rental purchase divisions.

    Stores are directly supervised by 20 rent-to-rent regional managers and 35 rental purchase district/city managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

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

    Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 2.0%, 1.9% and 2.6% for the years ended December 31, 1998, 1997 and 1996. The Company does not extend credit to rental purchase customers. For the same periods, net merchandise shrinkage for the Company as a percentage of combined rental revenues was 2.4%, 2.3% and 2.5%, respectively. The Company believes that its collection and repossession policies comply with applicable legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

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

    Because of the importance of customer service, the Company believes that a prerequisite for successful operations and growth is skilled, effective employees who value the Company's customers and project a genuine desire to serve the customers' needs. The rent-to-rent division's sales and management training programs, conducted at the Company's Atlanta headquarters, cover all areas of the Company's operations, with a heavy emphasis on customer service. Store managers and employees in the Aaron's Rental Purchase stores have similar training primarily on site by the division's training staff and regional managers. The Company's policy of promoting from within aids in employee retention and commitment to the Company's customer service and other business philosophies, which also allows the Company to realize greater benefits from its employee training programs.

PURCHASING AND DISTRIBUTION

    The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. In the Company's rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 94% of rent-to-rent rental revenues for the year ended December 31, 1998. In the Aaron's Rental Purchase division, electronics, furniture, appliances, computers and other accounted for approximately 49%, 31%, 14%, 5%, and 1%, respectively, of rental purchase rental revenues for the year ended December 31, 1998. With approval from the applicable operating management, store managers send their orders to the rental purchase or rent-to-rent purchasing department at headquarters. The applicable purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores. Virtually all merchandise for the Company's stores is purchased by the Company's five buyers, three of whom are solely responsible for rental purchase merchandise.

    The Company purchases the majority of its merchandise directly from manufacturers, with the balance from local distributors. The Company's largest supplier is its MacTavish Furniture Industries manufacturing division, which supplies approximately one half of the furniture rented or sold by the Company. The Company has no long-term agreements for the purchase of merchandise and believes that its relationships with suppliers are excellent.

    Rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. Rental purchase operations utilize distribution centers to control inventory. All rental purchase stores order directly from the Company's five rental purchase distribution centers located in Auburndale, Florida; Dallas and Houston, Texas; Duluth, Georgia; and Columbus, Ohio. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores. Vendors ship directly to the distribution centers.

    Distribution centers result in freight savings from truckload discounts and a more efficient distribution of merchandise. The Company utilizes its fourteen tractor-trailers, its local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

MARKETING AND ADVERTISING

    In its rental purchase operations, the Company relies heavily on store traffic, direct mail and national and local television advertising to reach its target markets. Rental purchase stores are located within neighborhood communities, and will typically distribute mass mailings of promotional material every two weeks, with the goal of reaching households within a specified radius of each store at least 12 times per year. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, the Company also utilizes local television and radio advertising for special promotions.

    The Company markets its rent-to-rent operations through its outside sales staff to the local apartment communities, calling on their leasing agents, resident managers, and property managers. This group controls the individual referral business as well as the corporate relocation professionals. The Company also markets to interim housing providers (that offer temporary housing) to corporations that relocate personnel around the country. The Company has a regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. The Company also relies on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrentsfurniture.com) to reach its residential and office rental and sales customers and believes such advertising benefits its residential and office stores while increasing the Company's name recognition.

COMPETITION

    The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. The Company believes that CORT Business Services Corporation and Globe Business Resources, Inc. are its most significant rent-to-rent competitors. In the rent-to-own market, the Company competes with two larger companies with substantially greater financial resources than the Company. The Company believes that the largest rent-to-own companies include Rent-A-Center, Inc. and Rent-Way, Inc.

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

GOVERNMENT REGULATION

    The Company believes that 45 states specifically regulate rent-to-own transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to disclose the terms of its rental purchase transactions as a matter of good business ethics and customer service.

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

EMPLOYEES

    At December 31, 1998, the Company had approximately 3,400 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

    In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating an investment in the Common Stock offered hereby. This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Securities Act of 1933, as amended, which represent expectations or beliefs, including but not limited to, statements concerning industry performance, and the Company's operations, performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

    RISKS ASSOCIATED WITH EXPANSION STRATEGY

    An important part of the Company's growth strategy is the opening of new rent-to-rent and rental purchase stores. The Company's ability to continue opening new stores will depend, among other things, upon its ability to hire management and personnel to staff the new stores, and to find suitable sites at reasonable rental rates to locate new stores. From time to time the Company also expects to pursue opportunistic acquisitions of rent-to-rent and rental purchase operations. There can be no assurance that future acquisitions will be consummated on acceptable terms or that any acquired companies will be successfully integrated. While the Company believes that the market for its stores is underserved and offers attractive expansion opportunities, it does not know if consumer preferences will remain unchanged, or the extent to which its competitors may seek to serve the market.

    SIGNIFICANT COMPETITION

    The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. In the rental purchase market, the Company's competitors include national, regional and local operators of rent-to-own stores. Some of these competitors may have significantly greater financial and operating resources, and in certain markets, greater name recognition, than the Company.

    RISKS ASSOCIATED WITH SIGNIFICANT GOVERNMENT REGULATION

    The Company believes that 45 states specifically regulate rent-to-own transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to fully disclose the terms of its rental purchase transactions as a matter of good business ethics and customer service. At the present time, no federal law specifically regulates the rent-to-own industry.

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

    CONTROL BY AND DEPENDENCE UPON PRINCIPAL SHAREHOLDER

    R. Charles Loudermilk, Sr., the Company's Chief Executive Officer and Chairman of the Board, owns or controls over 60% of the Company's voting Class A Common Stock and approximately 17% of the non-voting Common Stock outstanding. As a result, Mr. Loudermilk will continue to be able to elect all the directors of, and otherwise effectively control, the Company. The Company believes that it has benefited substantially from Mr. Loudermilk's leadership and that if it were to lose his services at anytime in the near future such loss could have an adverse effect on the Company's business and operations.

ITEM 2.  PROPERTIES

    The Company leases space for substantially all of its store and warehouse operations under operating leases expiring at various times through September 30, 2013. Most of the leases contain renewal options for additional periods ranging from one to fifteen years at rental rates generally adjusted on the basis of the consumer price index or other factors.

    The following table sets forth certain information regarding the Company's furniture manufacturing plants, bedding facilities, lamp manufacturing facility and distribution centers:



    LOCATION                                           PRIMARY USE                          SQUARE FT.
    --------                                           -----------                          ----------
    Cairo, Georgia..............................       Furniture Manufacturing              192,000
    Coolidge, Georgia...........................       Furniture Manufacturing               77,000
    Coolidge, Georgia...........................       Furniture Manufacturing               43,000
    Coolidge, Georgia...........................       Furniture Manufacturing               41,000
    Quincy, Florida.............................       Furniture Manufacturing               80,000
    Quincy, Florida.............................       Furniture Manufacturing               91,000
    Los Angeles, California.....................       Lamp and Accessory Manufacturing      52,000
    Cairo, Georgia..............................       Bedding Facility                       8,000
    Duluth, Georgia.............................       Bedding Facility                      30,000
    Houston, Texas..............................       Bedding Facility                      13,000
    Orlando, Florida............................       Bedding Facility                      16,000
    Auburndale, Florida.........................       Rental Purchase Distribution Center   40,000
    Columbus, Ohio..............................       Rental Purchase Distribution Center   98,800
    Dallas, Texas...............................       Rental Purchase Distribution Center   92,000
    Duluth, Georgia.............................       Rental Purchase Distribution Center   67,000
    Houston, Texas..............................       Rental Purchase Distribution Center   70,000


    The Company's executive and administrative offices occupy approximately 53,000 square feet in an 11-story, 81,000 square-foot office building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging 2-1/2 years. All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The information presented under the caption "Common Stock Market Prices & Dividends" on page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    (b) As of March 22, 1999, there were 319 holders of record of the Common Stock and 159 holders of record of the Class A Common Stock.

    (c) The information presented under "Note D -- Debt" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference. During the year ended December 31, 1998, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

ITEM 6. SELECTED FINANCIAL DATA

    The information presented under the caption "Selected Financial Information" on page 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 through 15 and presented under "Note D - Debt" on page 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 16 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1998, with respect to the identity, background and Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1998, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1998, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

    The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998.


                                                                                             REFERENCE PAGE
                                                                                                 ANNUAL
                                                                                                 REPORT
                                                                                            TO SHAREHOLDERS
                                                                                            ---------------
Consolidated Balance Sheets-- December 31, 1998 and 1997................................            16

Consolidated Statements of Earnings-- Years ended December 31, 1998,  1997 and 1996.....            17

Consolidated Statements of Shareholders' Equity-- Years ended December 31, 1998, 1997 and           18
1996....................................................................................

Consolidated Statements of Cash Flows-- Years ended December 31, 1998, 1997 and 1996....            19

Notes to Consolidated Financial Statements..............................................            20-27

Report of Independent Auditors..........................................................            27



2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

 EXHIBIT NO.                               DESCRIPTION OF EXHIBIT

      3(a) Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "March 31, 1996 10-Q"), which exhibit is by this reference incorporated herein.

      3(b) Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is by this reference incorporated herein.

      4         See Exhibits 3 (a) through 3 (b).

      10(a) Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 10-Q"), which exhibit is incorporated by this reference.*

      10(b)     Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as
                Exhibit 4(a) to the Company's Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

      10(c) Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein.*

      10(d) Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the "December 31, 1994 10-Q"), which exhibit is by this reference incorporated herein.

      10(e) Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as
                Exhibit 10 to the Company's quarterly report on Form 10-Q for the Quarter ended September 30, 1996, which exhibit is by reference incorporated herein.

      10(f) Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 17, 1997, filed as
                Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K"), which exhibit is incorporated by this reference.

      10(g) Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and letter agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the Company's 1997 10-K, which exhibit is incorporated by this reference.

      10(h) Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, Dated January 20, 1998, filed as
                Exhibit 10(a) to the Company's March 31, 1998 10-Q, which
                exhibit is incorporated by this reference.

      10(i) Amendment No. 1 to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the Company's March 31, 1998 10-Q, which exhibit is incorporated by this reference.

      13 Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 1998. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 1998 is not deemed to be filed as part of this Annual Report on Form 10-K.

      21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Company's 1997 10-K, which exhibit is by this reference incorporated herein.

      23        Consent of Ernst & Young LLP

      27        Financial Data Schedule (for SEC use only)
----------


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.

    (b) Reports on Form 8-K-none

    (c) Exhibits listed in item 14 (a) (3) are included elsewhere in this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                           AARON RENTS, INC.

                                           By: /s/ GILBERT L. DANIELSON
                                              ---------------------------------
                                                   Gilbert L. Danielson
                                                Executive Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.


                           SIGNATURE                                                  TITLE
                           ---------                                                  -----
                 /s/ R. CHARLES LOUDERMILK, SR.                         Chief Executive Officer (Principal Executive
-----------------------------------------------------------------        Officer) and Chairman of the Board of
                   R. Charles Loudermilk, Sr.                            Directors)


                 /s/ ROBERT C. LOUDERMILK, JR.                          President, Chief Operating Officer and
-----------------------------------------------------------------        Director
                   Robert C. Loudermilk, Jr.

                    /s/ GILBERT L. DANIELSON                            Executive Vice President, Chief Financial
-----------------------------------------------------------------        Officer and Director, (Principal Financial Officer)
                      Gilbert L. Danielson

"CONFIDENTIAL MATERIAL APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED
SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH RULE
24B-2, PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS."
                  /s/ ROBERT P. SINCLAIR, JR.                           Controller (Principal Accounting Officer)
-----------------------------------------------------------------
                    Robert P. Sinclair, Jr.

                      /s/ RONALD W. ALLEN                               Director
-----------------------------------------------------------------
                        Ronald W. Allen

                        /s/ LEO BENATAR                                 Director
-----------------------------------------------------------------
                          Leo Benatar

                        /s/ EARL DOLIVE                                 Director
-----------------------------------------------------------------
                          Earl Dolive

                         /s/ REX FUQUA                                  Director
-----------------------------------------------------------------
                          J. Rex Fuqua

                       /s/ KEITH C. GROEN                               Vice President, Legal Secretary and Director
-----------------------------------------------------------------
                         Keith C. Groen

                   /s/ INGRID SAUNDERS JONES                            Director
-----------------------------------------------------------------
                     Ingrid Saunders Jones

              /s/ LTG. M. COLLIER ROSS USA (RET.)                       Director
-----------------------------------------------------------------
                 LTG M. Collier Ross USA (Ret.)