Form 10-Q
period 1999-03-31
AARON RENTS INC
filed 1999-05-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

   MARCH 31, 1999                                           0-12385
  -----------------                                   -------------------
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
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

         Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding as of
      Title of Each Class                                     May 10, 1999
      -------------------                                     ------------
   Common Stock, $.50 Par Value                               16,116,231
Class A Common Stock, $.50 Par Value                           3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         (unaudited)
                                                                           March 31,        December 31,
                                                                             1999               1998
                                                                         ----------         ------------
                                                                                 (in thousands)
ASSETS:
Cash                                                                     $      92          $      95
Accounts Receivable                                                         15,262             16,226
Rental Merchandise                                                         282,338            277,505
Less: Accumulated Depreciation                                             (86,137)           (83,342)
                                                                         ---------          ---------
                                                                           196,201            194,163
Property, Plant and Equipment, Net                                          49,750             50,113
Prepaid Expenses and Other Assets                                           15,062             11,577
                                                                         ---------          ---------

Total Assets                                                             $ 276,367          $ 272,174
                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                                    $  38,731          $  33,461
Dividends Payable                                                                                 415
Deferred Income Taxes Payable                                               10,464              7,811
Customer Deposits and Advance Payments                                      11,056              9,889
Bank Debt                                                                   47,046             50,411
Other Debt                                                                     404              1,316
                                                                         ---------          ---------
       Total Liabilities                                                   107,701            103,303

Commitments & Contingencies

Shareholders' Equity:
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                              9,135              9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                               2,681              2,681
   Additional Paid in Capital                                               54,285             54,284
   Retained Earnings                                                       141,190            134,511
                                                                         ---------          ---------
                                                                           207,291            200,611

Less: Treasury Shares at Cost,
   Common Stock, 2,068,781 Shares
      at March 31, 1999 and 1,558,991 Shares
      at December 31, 1998                                                 (24,489)           (17,604)
  Class A Common Stock,  1,525,255 Shares at
     March 31, 1999 and December 31, 1998                                  (14,136)           (14,136)
                                                                         ---------          ---------

     Total Shareholders' Equity                                            168,666            168,871
                                                                         ---------          ---------

Total Liabilities & Shareholders' Equity                                 $ 276,367          $ 272,174
                                                                         =========         =========

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended
                                                -------------------------------
                                                           March 31,
                                                -------------------------------
                                                     1999           1998
                                                -------------------------------
                                             (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                                 $ 77,261        $70,118
  Retail Sales                                       16,463         16,304
  Non-Retail Sales                                    7,971          4,603
  Other                                               2,608          1,784
                                                   --------        -------
                                                    104,303         92,809
                                                   --------        -------
COSTS AND EXPENSES:
  Retail Cost of Sales                               11,858         11,487
  Non-Retail Cost of Sales                            7,362          4,276
  Operating Expenses                                 48,721         46,207
  Depreciation
     of Rental Merchandise                           24,769         21,018
  Interest                                              814          1,141
                                                   --------        -------
                                                     93,524         84,129
                                                   --------        -------
EARNINGS BEFORE
  TAXES                                              10,779          8,680

INCOME TAXES                                          4,100          3,394
                                                   --------        -------

NET EARNINGS                                       $  6,679        $ 5,286
                                                   ========        =======

EARNINGS PER SHARE                                 $    .33        $   .28

EARNINGS PER SHARE
   ASSUMING DILUTION                                    .33            .27
                                                   --------        -------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                                    $     --        $    --
   Class A Common Stock                                  --             --
                                                   --------        -------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                 20,215         18,965

WEIGHTED AVERAGE
  SHARES OUTSTANDING
   ASSUMING DILUTION                                 20,444         19,468
                                                   --------        -------


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)




                                                                              Three Months Ended
                                                                              ------------------
                                                                                   March 31,
                                                                                   ---------
                                                                          1999                 1998
                                                                         ---------           --------
                                                                                 (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                          $  6,679            $  5,286
   Depreciation and Amortization                                           27,413              23,027
   Deferred Income Taxes                                                    2,653               2,987
   Change in Accounts Payable and
      Accrued Expenses                                                      5,270               1,821
   Change in Accounts Receivable                                              964              (2,377)
   Other Changes, Net                                                       1,042                 (48)
                                                                         --------            --------
   Cash Provided by Operating Activities                                   44,021              30,696
                                                                         --------            --------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                             (10,366)             (7,953)
   Book Value of Property Retired or Sold                                   8,385               1,575
   Additions to Rental Equipment                                          (45,064)            (46,528)
   Book Value of Rental Equipment Sold                                     19,885              23,896
   Contracts and Other Assets Acquired                                     (5,281)
                                                                         --------            --------
   Cash Used by Investing Activities                                      (32,441)            (29,010)
                                                                         --------            --------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                                29,374              35,827
   Repayments on Revolving Credit Agreement                               (32,739)            (37,341)
   Decrease in Other Debt                                                    (912)               (209)
   Dividends Paid                                                            (415)               (379)
   Acquisition of Treasury Stock                                           (6,891)
   Issuance of Stock Under Stock Option Plan                                                      415
                                                                         --------            --------
   Cash Used by Financing Activities                                      (11,583)             (1,687)
                                                                         --------            --------

   Decrease in Cash                                                            (3)                 (1)
   Cash at Beginning of Year                                                   95                  96
                                                                         --------            --------
   Cash at End of Period                                                 $     92            $     95
                                                                         ========            ========



See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended March 31, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the three month periods ended March 31, 1999 and 1998.

NOTE C: SEGMENT INFORMATION

                                                               Quarters Ended March 31
                                                                1999              1998
                                                              ---------       --------
                                                                   (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
         Rent-to-Rent                                         $  44,769       $ 43,901
         Rental Purchase                                         58,106         46,541
         Franchise                                                2,088          1,385
         Other                                                      (49)         1,588
Manufacturing                                                     5,789          5,025
Elimination of intersegment revenues                             (5,742)        (5,057)
Cash to accrual adjustments                                        (658)          (574)
                                                              ---------       --------
                  Total revenues from external customers      $ 104,303       $ 92,809
                                                              =========       ========


EARNINGS BEFORE INCOME TAXES:
         Rent-to-Rent                                         $   5,469       $  6,012
         Rental Purchase                                          5,258          3,740
         Franchise                                                1,225            525
         Other                                                     (631)          (332)
         Manufacturing                                              164            198
                                                              ---------       --------
Earnings before income taxes for reportable segments             11,485         10,143
Elimination of intersegment profit                                  (63)          (194)
Cash to accrual adjustments                                        (702)          (770)
Other allocations and adjustments                                    59           (499)
                                                              ---------       --------
                  Total earnings before income taxes          $  10,779        $ 8,680
                                                              =========       ========

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, under the caption "Certain Factors Affecting Forward Looking Statements" which discussion is incorporated herein by this reference.


RESULTS OF OPERATIONS:

QUARTER ENDED MARCH 31, 1999 VERSUS QUARTER ENDED MARCH 31, 1998:

Total revenues for the first quarter of 1999 increased $11.5 million (12.4%) to $104.3 million compared to $92.8 million in 1998 due primarily to a $7.1 million (10.2%) increase in rentals and fees revenues, plus a $3.5 million (16.9%) increase in sales. Of this increase in rentals and fees revenues, $8.3 million was attributable to the Aaron's Rental Purchase division. Rentals and fees revenues from the Company's rent-to-rent operations, which included in 1998 $1.6 million of rentals and fees revenues from the Company's convention furnishings division, decreased $1.2 million during the same period. The convention furnishings business was sold in the fourth quarter of 1998.

Revenues from retail sales increased $159,000 (1.0%) to $16.5 million in 1999, from $16.3 million for the same period last year. This increase was due to increased sales of rental return merchandise in the Company's rent-to-rent operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $3.4 million (73.2%) to $8.0 million compared to $4.6 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first quarter 1999 increased $824,000 (46.2%) to $2.6 million compared to $1.8 million in 1998. This increase was attributable to fees and royalties from franchise operations increasing $598,000 (50.3%) to $1.8 million compared to $1.2 million last year, reflecting the addition of 33 franchised stores since the end of the first quarter of 1998 and increasing operating revenues at maturing franchise stores.

Cost of sales from retail sales increased $371,000 (3.2%) to $11.9 million compared to $11.5 million last year, and as a percentage of retail sales, increased to 72.0% from 70.5%. The increase in cost of sales as a percentage of sales is due to lower margins from the sale of rental return merchandise in the Company's rent-to-rent operations. Cost of sales from non-retail sales increased $3.1 million (72.2%) to $7.4 million from $4.3 million, and as a percentage of sales, decreased to 92.4% from 92.9%. The decrease in cost of sales as a percentage of sales is due to slightly higher margins on sales through the Company's distribution centers.

Operating expenses increased $2.5 million (5.4%) to $48.7 million from $46.2 million. As a percentage of total revenues, operating expenses were 46.7% in 1999 and 49.8% in 1998. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division and the sale of the Company's convention furnishings business which had higher operating expenses than traditional rent-to-rent and rental purchase operations.

Depreciation of rental merchandise increased $3.8 million (17.8%) to $24.8 million, from $21.0 million, and as a percentage of total rentals and fees, increased to 32.1% from 30.0%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense decreased $327,000 (28.7%) to $814,000 compared to $1.1 million. As a percentage of total revenues, interest expense was 0.8% in 1999 compared to 1.2% in 1998. The decrease in interest expense as a percentage of total revenues was due to lower debt levels after the Company's April 1998 public stock offering.

Income tax expense increased $706,000 (20.8%) to $4.1 million for 1999 compared to $3.4 million for the same period in 1998. The Company's effective tax rate was 38.0% for the first quarter of 1999 compared to 39.1% for the same period last year, primarily due to lower state income tax rates.

As a result, net earnings increased $1.4 million (26.4%) to $6.7 million in the first quarter of 1999 compared to $5.3 million for the same period in 1998. As a percentage of total revenues, net earnings were 6.4% in the current quarter as compared to 5.7% for the same period last year.

The weighted average number of shares outstanding during the first quarter of 1999 was 20,215,000 compared to 18,965,000 (20,444,000 versus 19,468,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 1999, the Company paid a semi-annual dividend that was declared in December 1998 of $.02 per share on both Common Stock and Class A Common Stock respectively. On May 4, 1999, the Company declared a semi-annual dividend payable on July 6, 1999 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the quarters ended March 31, 1999 and 1998 was $44.0 million and $30.7 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At March 31, 1999, an aggregate of $47.0 million was outstanding under this facility, bearing interest at a average rate of 5.46%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At March 31, 1999, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 7.18%.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems ("IT systems") that are not Year 2000 compliant and is in the process of implementing a comprehensive plan to make its IT systems and non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment and hardware, products, telecommunication, building security and manufacturing equipment, Year 2000 compliant. The Company's plan to resolve the Year 2000 Issue involves the following four phases: (1) assessment, (2) remediation, (3) testing, and (4) implementation. The Company is simultaneously working on all four phases and has substantially completed phase (1) and anticipates that it will substantially complete phase
(2) and (3) by the end of the third quarter 1999, and (4) by the end of the fourth quarter 1999.

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

The Company's significant IT systems, including financial, accounting, store operating and point-of-sale software, have recently been or are in the process of being updated. The upgrading and rewriting of the Company's IT systems is being completed to gain further strategic advantages over competitors and is not the result of any anticipated Year 2000 issues. In addition, as part of the Company's continuing process to update IT and non-IT systems, management has required vendor-purchased and internally developed systems be Year 2000 compliant. Therefore, management expects the cost of the Year 2000 project to be less than $300,000.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and backup vendors.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. See "Special Note Regarding Forward-Looking Information".

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         (a)  The following exhibits are furnished herewith:

         Exhibit
         Number                     Description of Exhibit
         --------                   -----------------------

         27                         Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AARON RENTS, INC.
                                             (Registrant)



Date -  May 11, 1999                         /s/ Gilbert L. Danielson
        ------------                         ----------------------------------
                                             Gilbert L. Danielson
                                             Executive Vice President
                                             Chief Financial Officer




Date -  May 11, 1999                         /s/ Robert P. Sinclair, Jr.
        ------------                         ---------------------------------
                                             Robert P. Sinclair, Jr.
                                             Corporate Controller