Form 10-Q
period 1999-06-30
AARON RENTS INC
filed 1999-08-13
CIK 706688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

JUNE 30, 1999                                                     0-12385
-------------                                                     -------
For Quarter Ended                                           Commission File No.


                               AARON RENTS, INC.
                          (Exact name of registrant as
                           specified in its charter)

        GEORGIA                                                 58-0687630
        -------                                                 -----------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)


 309 E. PACES FERRY ROAD, N.E.
         ATLANTA, GEORGIA                                       30305-2377
         ----------------                                       ----------
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

                               Yes [X]    No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding as of
     Title of Each Class                                    August 11, 1999
     --------------------                                   ---------------
   Common Stock, $.50 Par Value                               16,249,731
Class A Common Stock, $.50 Par Value                           3,829,506

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                (unaudited)
                                                                  June 30,      December 31,
                                                                    1999            1998
                                                                -----------     -----------
                                                                        (in thousands)
          ASSETS:
          Cash                                                    $      90       $      95
          Accounts Receivable                                        17,540          16,226
          Rental Merchandise                                        296,043         277,505
          Less: Accumulated Depreciation                            (91,154)        (83,342)
                                                                  ---------       ---------
                                                                    204,889         194,163
          Property, Plant and Equipment, Net                         51,201          50,113
          Prepaid Expenses and Other Assets                          17,826          11,577
                                                                  ---------       ---------

          Total Assets                                            $ 291,546       $ 272,174
                                                                  =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY:
          Accounts Payable and Accrued Expenses                   $  38,538       $  33,461
          Dividends Payable                                             401             415
          Deferred Income Taxes Payable                               4,578           7,811
          Customer Deposits and Advance Payments                     10,495           9,889
          Bank Debt                                                  60,780          50,411
          Other Debt                                                  2,125           1,316
                                                                  ---------       ---------
                 Total Liabilities                                  116,917         103,303

          Commitments & Contingencies

          Shareholders' Equity:
             Common Stock,  Par Value $.50 Per Share;
                Authorized: 25,000,000 Shares;
                Shares Issued: 18,270,987                             9,135           9,135
             Class A Common Stock, Par Value $.50 Per Share;
                Authorized: 25,000,000 Shares;
                Shares Issued: 5,361,761                              2,681           2,681
             Additional Paid-in-Capital                              54,173          54,284
             Retained Earnings                                      147,364         134,511
                                                                  ---------       ---------
                                                                    213,353         200,611

          Less: Treasury Shares at Cost,
             Common Stock, 2,015,756 Shares
                at June 30, 1999 and 1,558,991 Shares
                at December 31, 1998                                (24,488)        (17,604)
             Class A Common Stock, 1,532,255 Shares at
               June 30, 1999 and 1,525,255 shares at
               December 31, 1998                                    (14,236)        (14,136)
                                                                  ---------       ---------

               Total Shareholders' Equity                           174,629         168,871
                                                                  ---------       ---------

          Total Liabilities & Shareholders' Equity                $ 291,546       $ 272,174
                                                                  =========       =========

See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                 Three Months Ended                  Six Months Ended
                           ---------------------------          ------------------------
                                     June 30,                           June 30,
                           ---------------------------          ------------------------
                                  1999          1998                1999          1998
                           ---------------------------          ------------------------

                                       (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees              $ 79,980      $ 71,860            $157,241      $141,978
  Retail Sales                    14,617        15,213              31,080        31,517
  Non-Retail Sales                10,334         4,604              18,305         9,207
  Other                            2,433         2,155               5,041         3,939
                                --------      --------            --------      --------
                                 107,364        93,832             211,667       186,641
                                --------      --------            --------      --------
COSTS AND EXPENSES:
  Retail Cost of Sales            10,360        10,738              22,218        22,225
  Non-Retail Cost of Sales         9,617         4,287              16,979         8,563
  Operating Expenses              50,202        47,133              98,923        93,340
  Depreciation
     of Rental Merchandise        25,708        21,632              50,477        42,650
  Interest                           862           952               1,676         2,093
                                --------      --------            --------      --------
                                  96,749        84,742             190,273       168,871
                                --------      --------            --------      --------
EARNINGS BEFORE
  TAXES                           10,615         9,090              21,394        17,770

INCOME TAXES                       4,040         3,536               8,140         6,930
                                --------      --------            --------      --------

NET EARNINGS                    $  6,575      $  5,554            $ 13,254      $ 10,840
                                ========      ========            ========      ========

EARNINGS PER SHARE              $    .33      $    .27            $    .66      $    .55
                                --------      --------            --------      --------

EARNINGS PER SHARE
   ASSUMING DILUTION            $    .32      $    .27            $    .65      $    .54
                                --------      --------            --------      --------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                 $    .02      $    .02            $    .02      $    .02
                                --------      --------            --------      --------
   Class A Common Stock         $    .02      $    .02            $    .02      $    .02
                                --------      --------            --------      --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING              20,040        20,399              20,127        19,686
                                ========      ========            ========      ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION               20,445        20,873              20,439        20,167
                                ========      ========            ========      ========


See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months Ended
                                                          --------------------------
                                                                   June 30,
                                                          --------------------------
                                                             1999            1998
                                                          ----------       ---------
                                                                (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                             $ 13,254       $  10,840
   Depreciation and Amortization                              56,220          46,845
   Deferred Income Taxes                                      (3,233)            988
   Change in Accounts Payable and
      Accrued Expenses                                         5,077          (2,632)
   Change in Accounts Receivable                              (1,314)         (4,128)
   Other Changes, Net                                         (2,394)         (2,108)
                                                            --------       ---------
   Cash Provided by Operating Activities                      67,610          49,805
                                                            --------       ---------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                (11,392)        (15,850)
   Book Value of Property Retired or Sold                      5,812           6,026
   Additions to Rental Equipment                             (99,445)        (93,737)
   Book Value of Rental Equipment Sold                        42,495          37,666
   Contracts and Other Assets Acquired                        (9,610)         (1,312)
                                                            --------       ---------
   Cash Used by Investing Activities                         (72,140)        (67,207)
                                                            --------       ---------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                   91,571          76,166
   Repayments on Revolving Credit Agreement                  (81,202)       (101,190)
   Proceeds from Common Stock Offering                                        39,958
   Increase in Other Debt                                        809           2,385
   Dividends Paid                                               (415)           (379)
   Acquisition of Treasury Stock                              (9,437)
   Issuance of Stock Under Stock Option Plans                  3,199             465
                                                            --------       ---------
   Cash Provided by Financing Activities                       4,525          17,405
                                                            --------       ---------

  (Decrease) Increase in Cash                                     (5)              3
   Cash at Beginning of Year                                      95              96
                                                            --------       ---------
   Cash at End of Period                                    $     90       $      99
                                                            ========       =========

See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of June 30, 1999, and the Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the quarter or six month periods ended June 30, 1999 and 1998.

NOTE C: SEGMENT INFORMATION

                                                             Three Months Ended              Six Months Ended
                                                                   June 30                        June 30
                                                                   -------                       ---------
                                                             1999            1998           1999             1998
                                                          ---------------------------------------------------------
                                                                               (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
         Rent-to-Rent                                     $  43,483       $  43,077      $  88,252       $  86,978
         Rental Purchase                                     61,322          46,835        119,428          93,376
         Franchise                                            1,946           1,786          4,034           3,171
         Other                                                 (201)          1,831           (250)          3,419
  Manufacturing                                              14,901          13,058         29,244          26,113
  Elimination of intersegment revenues                      (14,726)        (12,937)       (29,022)        (26,024)
  Cash to accrual adjustments                                   639             182            (19)           (392)
                                                          --------------------------------------------------------
        Total revenues from external customers            $ 107,364       $  93,832      $ 211,667       $ 186,641
                                                          ========================================================


EARNINGS BEFORE INCOME TAXES:
         Rent-to-Rent                                     $   3,919       $   4,642      $   9,388       $  10,654
         Rental Purchase                                      5,353           2,153         10,611           5,893
         Franchise                                              995             880          2,220           1,405
         Other                                                   66            (770)          (565)         (1,102)
         Manufacturing                                          420             115            472             669
                                                           -------------------------------------------------------
Earnings before income taxes for reportable segments         10,753           7,020         22,126          17,519
Elimination of intersegment profit                             (337)           (109)          (288)           (659)
Cash to accrual adjustments                                     569             515           (133)           (255)
Other allocations and adjustments                              (370)          1,664           (311)          1,165
                                                          --------------------------------------------------------
         Total earnings before income taxes               $  10,615       $   9,090      $  21,394       $  17,770
                                                          ========================================================

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, under the caption "Certain Factors Affecting Forward Looking Statements," which discussion is incorporated herein by this reference.


RESULTS OF OPERATIONS:

QUARTER ENDED JUNE 30, 1999 VERSUS QUARTER ENDED JUNE 30, 1998:

Total revenues for the second quarter of 1999 increased $13.5 million (14.4%) to $107.4 million compared to $93.8 million in 1998 due primarily to a $8.1 million (11.3%) increase in rentals and fees revenues, plus a $5.1 million (25.9%) increase in sales. Of this increase in rentals and fees revenues, $9.3 million was attributable to the Aaron's Rental Purchase division. Rentals and fees revenues from the Company's rent-to-rent operations increased $700,000, excluding $1.9 million of rental and fees from the Company's convention furnishings division, which was sold in the fourth quarter of 1998.

Revenues from retail sales decreased $596,000 (3.9%) to $14.6 million in 1999, from $15.2 million for the same period last year. This decrease was primarily due to decreased sales of new merchandise in the Company's rent-to-rent operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $5.7 million (124.5%) to $10.3 million compared to $4.6 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the second quarter 1999 increased $278,000 (12.9%) to $2.4 million compared to $2.2 million in 1998. This increase was attributable to fees and royalties from franchise operations increasing $156,000 (10.4%) to $1.7 million compared to $1.5 million last year, reflecting the addition of 17 franchised stores since the end of the second quarter of 1998 and increasing operating revenues at maturing franchise stores.

Cost of sales from retail sales decreased $378,000 (3.5%) to $10.4 million compared to $10.7 million last year, and as a percentage of retail sales, increased slightly to 70.9% from 70.6%. Cost of sales from non-retail sales increased $5.3 million (124.3%) to $9.6 million from $4.3 million, and as a percentage of sales, remained unchanged at 93.1%.

Operating expenses increased $3.1 million (6.5%) to $50.2 million from $47.1 million. As a percentage of total revenues, operating expenses were 46.8% in 1999 and 50.2% in 1998. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division and the sale of the Company's convention furnishings business which had higher operating expenses than traditional rent-to-rent and rental purchase operations.

Depreciation of rental merchandise increased $4.1 million (18.8%) to $25.7 million, from $21.6 million, and as a percentage of total rentals and fees, increased to 32.1% from 30.1%. This increase is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense decreased $90,000 (9.5%) to $862,000 compared to $952,000. As a percentage of total revenues, interest expense was 0.8% in 1999 compared to 1.0% in 1998. The decrease in interest expense as a percentage of total revenues was due to lower interest rates in the second quarter of 1999 as well as lower debt levels after the April 1998 stock offering.

Income tax expense increased $504,000 (14.3%) to $4.0 million for 1999 compared to $3.5 million for the same period in 1998. The Company's effective tax rate was 38.1% for the second quarter of 1999 compared to 38.9% for the same period last year, primarily due to lower state income tax rates.

As a result, net earnings increased $1.0 million (18.4%) to $6.6 million in the second quarter of 1999 compared to $5.6 million for the same period in 1998. As a percentage of total revenues, net earnings were 6.1% in the current quarter as compared to 5.9% for the same period last year.

The weighted average number of shares outstanding during the second quarter of 1999 was 20,040,000 compared to 20,399,000 (20,445,000 versus 20,873,000 assuming dilution) for the same period last year.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998:

Total revenues for the first six months of 1999 increased $25.0 million (13.4%) to $211.7 million compared to $186.6 million in 1998 due primarily to a $15.3 million (10.8%) increase in rentals and fees revenues, plus a $8.7 million (21.3%) increase in sales. Of this increase in rentals and fees revenues, $17.7 million (22.0%) was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $1.0 million excluding $3.4 million of rental and fees from the Company's convention furnishings division, which was sold in the fourth quarter of 1998.

Revenues from retail sales decreased $437,000 (1.4%) to $31.1 million in 1999, from $31.5 million for the same period last year. This decrease was due to decreased new sales in the Rent-to-Rent division. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $9.1 million (98.8%) to $18.3 million compared to $9.2 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the six months of 1999 increased $1.1 million (28.0%) to $5.0 million compared to $3.9 million in 1998. This increase was primarily attributable to franchise fee and royalty income increasing $754,000 (27.9%) to $3.4 million compared to $2.7 million last year, reflecting a net increase of 17 franchised stores since the end of the second quarter of 1998 and increased operating revenues of maturing franchise stores.

Cost of sales from retail sales decreased $7,000 (0%) remaining at $22.2 million during both periods, and as a percentage of retail sales, increased to 71.5% from 70.5%. The increase in cost of sales as a percentage of sales is due to lower margins from rental return sales in the Rent-to-

Rent division. Cost of sales from non-retail sales increased $8.4 million (98.3%) to $17.0 million from $8.6 million, and as a percentage of sales, decreased slightly to 92.8% from 93.0%.

Operating expenses increased $5.6 million (6.0%) to $98.9 million from $93.3 million. As a percentage of total revenues, operating expenses were 46.7% in 1999 and 50.0% in 1998. Operating expenses decreased as a percentage of total revenues between periods primarily due to the Company's acquisitions of RentMart Rent-To-Own, Inc. and Blackhawk Convention Services in December 1997. The RentMart stores were relatively immature and had lower revenues over which to spread expenses and Blackhawk's convention furnishings business had higher operating expenses as a percentage of revenues than traditional rental purchase and rent-to-rent operations. The RentMart stores are now more mature and have more revenue over which to spread expenses and the convention furnishings business was sold in the fourth quarter of 1998.

Depreciation of rental merchandise increased $7.8 million (18.4%) to $50.5 million, from $42.7 million, and as a percentage of total rentals and fees, increased to 32.1% from 30.0%. This increase is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense decreased $417,000 (19.9%) to $1.7 million compared to $2.1 million. As a percentage of total revenues, interest expense was 0.8% in 1999 compared to 1.1% in 1998. The decrease in interest expense as a percentage of revenues was due to lower debt levels after the Company's April 1998 public stock offering and lower interest rates.

Income tax expense increased $1.2 million (17.5%) to $8.1 million for 1999 compared to $6.9 million for the same period in 1998. The Company's effective tax rate was 38.0% for the first six months of 1999 versus 39.0% for the same period in 1998, primarily due to lower state income tax rates.

As a result, net earnings increased $2.4 million (22.3%) to $13.3 million for the first six months of 1999 compared to $10.8 million for the same period in 1998. As a percentage of total revenues, net earnings were 6.3% in the first six months compared to 5.8% for the same period last year.

The weighted average number of shares outstanding during the first six months of 1999 was 20,127,000 compared to 19,686,000 (20,439,000 versus 20,167,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of 1999, the Company paid a semi-annual dividend that was declared in December 1998 of $.02 per share on both Common Stock and Class A Common Stock respectively. On May 4, 1999, the Company declared a semi-annual dividend payable on July 6, 1999 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the six months ended June 30, 1999 and 1998 was $67.6 million and $49.8 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At June 30, 1999, an aggregate of $60.8 million was outstanding under this facility, bearing interest at an average rate of 5.57%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At June 30, 1999, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93%.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 4, 1999 in Atlanta, Georgia, at which the following matter was submitted to a vote of the shareholders:

         Votes cast for or withheld regarding the election of ten (10) Directors for a term of one (1) year were as follows:

Name of Nominee                               For              Withheld
---------------                            ---------           --------
R.C. Loudermilk, Sr.                       3,551,001             225
Gilbert L. Danielson                       3,551,001             225
Keith C. Groen                             3,551,001             225
Earl Dolive                                3,551,001             225
Robert C. Loudermilk, Jr.                  3,551,101             125
Ronald W. Allen                            3,551,001             225
Leo Benatar                                3,551,001             225
Ingrid Sanders Jones                       3,551,001             225
J. Rex Fuqua                               3,551,001             225
M. Collier Ross                            3,551,001             225

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:



         (a)  The following exhibits are furnished herewith:


         Exhibit
         Number                     Description of Exhibit
         -------                    ----------------------
           27                       Financial Data Schedule (for SEC use only)


          (b) No reports on Form 8-K were filed by the Registrant during the six months ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AARON RENTS, INC.
                                                    (Registrant)


Date -  August 13, 1999                             /s/ GILBERT L. DANIELSON
        ---------------                             ---------------------------
                                                    Gilbert L. Danielson
                                                    Executive Vice President
                                                    Chief Financial Officer




Date - August 13, 1999                              /s/ ROBERT P. SINCLAIR, JR.
       ---------------                              ---------------------------
                                                    Robert P. Sinclair, Jr.
                                                    Vice President
                                                    Corporate Controller