Form 10-Q
period 1999-09-30
AARON RENTS INC
filed 1999-11-15
CIK 706688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

        SEPTEMBER 30, 1999                                 0-12385
        ------------------                                 -------
        For Quarter Ended                            Commission File No.


                               AARON RENTS, INC.
                          ----------------------------
                          (Exact name of registrant as
                           specified in its charter)

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

         Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [X]
                                     No  [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding as of
           Title of Each Class                        November 8, 1999
           -------------------                        ----------------
      Common Stock, $.50 Par Value                       16,079,031
  Class A Common Stock, $.50 Par Value                    3,829,506

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                        AARON RENTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                        (unaudited)
                                                                        September 30,   December 31,
                                                                            1999           1998
                                                                        ------------    -----------
                                                                               (in thousands)
ASSETS:
Cash                                                                    $        98     $        95
Accounts Receivable                                                          18,112          16,226
Rental Merchandise                                                          303,124         277,505
Less: Accumulated Depreciation                                              (95,184)        (83,342)
                                                                        -----------     -----------
                                                                            207,940         194,163
Property, Plant and Equipment, Net                                           53,752          50,113
Prepaid Expenses and Other Assets                                            17,744          11,577
                                                                        -----------     -----------

Total Assets                                                            $   297,646     $   272,174
                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses                                   $    33,669     $    33,461
Dividends Payable                                                                --             415
Deferred Income Taxes Payable                                                 8,118           7,811
Customer Deposits and Advance Payments                                       10,190           9,889
Bank Debt                                                                    66,496          50,411
Other Debt                                                                    1,333           1,316
                                                                        -----------     -----------
       Total Liabilities                                                    119,806         103,303

Commitments & Contingencies

Shareholders' Equity:
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                               9,135           9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                                2,681           2,681
   Additional Paid-in-Capital                                                54,197          54,284
   Retained Earnings                                                        153,472         134,511
                                                                        -----------     -----------
                                                                            219,485         200,611

Less: Treasury Shares at Cost,
   Common Stock, 2,185,256 Shares
      at September 30, 1999 and 1,558,991 Shares
      at December 31, 1998                                                  (27,409)        (17,604)
  Class A Common Stock, 1,532,255 Shares at
      September 30, 1999 and 1,525,255 Shares at December 31, 1998          (14,236)        (14,136)
                                                                        -----------     -----------

     Total Shareholders' Equity                                             177,840         168,871
                                                                        -----------     -----------

Total Liabilities & Shareholders' Equity                                $   297,646     $   272,174
                                                                        ===========     ===========


See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                ----------------------      -----------------------
                                       September 30,              September 30,
                                ----------------------     ------------------------
                                   1999         1998          1999           1998
                                -----------------------    ------------------------
                                     (in thousands, except per share amounts)

REVENUES:
  Rentals and Fees              $  79,963     $  73,662     $ 237,204     $ 215,640
  Retail Sales                     16,160        15,761        47,240        47,278
  Non-Retail Sales                 10,334         4,190        28,639        13,397
  Other                             2,922         2,269         7,963         6,208
                                ---------     ---------     ---------     ---------
                                  109,379        95,882       321,046       282,523
                                ---------     ---------     ---------     ---------
COSTS AND EXPENSES:
  Retail Cost of Sales             11,675        11,245        33,893        33,470
  Non-Retail Cost of Sales          9,886         3,919        26,865        12,482
  Operating Expenses               51,349        48,825       150,272       142,165
  Depreciation
     of Rental Merchandise         25,556        23,036        76,033        65,686
  Interest                          1,053           828         2,729         2,921
                                ---------     ---------     ---------     ---------
                                   99,519        87,853       289,792       256,724
                                ---------     ---------     ---------     ---------
EARNINGS BEFORE
  TAXES                             9,860         8,029        31,254        25,799

INCOME TAXES                        3,752         3,123        11,892        10,053
                                ---------     ---------     ---------     ---------

NET EARNINGS                    $   6,108     $   4,906     $  19,362     $  15,746
                                =========     =========     =========     =========

EARNINGS PER SHARE              $     .30     $     .23     $     .96     $     .78
                                ---------     ---------     ---------     ---------

EARNINGS PER SHARE
   ASSUMING DILUTION            $     .30     $     .23     $     .94     $     .76
                                ---------     ---------     ---------     ---------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                 $      --     $      --     $     .02     $     .02
                                ---------     ---------     ---------     ---------
   Class A Common Stock         $      --     $      --     $     .02     $     .02
                                ---------     ---------     ---------     ---------

WEIGHTED AVERAGE
  SHARES OUTSTANDING               20,078        21,091        20,111        20,159
                                =========     =========     =========     =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                20,393        21,508        20,495        20,619
                                =========     =========     =========     =========



See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                  (Unaudited)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                                  -------------

                                                                            1999                 1998
                                                                        -----------           -----------
                                                                             (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                         $    19,362           $    15,746
   Depreciation and Amortization                                             83,783                72,271
   Deferred Income Taxes                                                        307                 2,529
   Change in Accounts Payable and
      Accrued Expenses                                                          208                 1,533
   Change in Accounts Receivable                                             (1,886)               (2,910)
   Other Changes, Net                                                        (2,190)               (2,011)
                                                                        -----------           -----------
   Cash Provided by Operating Activities                                     99,584                87,158
                                                                        -----------           -----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                               (17,686)              (25,152)
   Book Value of Property Retired or Sold                                     7,083                11,127
   Additions to Rental Equipment                                           (158,299)             (129,432)
   Book Value of Rental Equipment Sold                                       73,257                45,320
   Contracts and Other Assets Acquired                                      (10,125)               (1,841)
                                                                        -----------           -----------
   Cash Used by Investing Activities                                       (105,770)              (99,978)
                                                                        -----------           -----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                                 134,858               122,158
   Repayments on Revolving Credit Agreement                                (118,773)             (148,183)
   Proceeds from Common Stock Offering                                           --                39,958
   Increase in Other Debt                                                        17                 1,491
   Dividends Paid                                                              (816)                 (801)
   Acquisition of Treasury Stock                                            (12,553)               (2,454)
   Issuance of Stock Under Stock Option Plans                                 3,456                   653
                                                                        -----------           -----------
   Cash Provided by Financing Activities                                      6,189                12,822
                                                                        -----------           -----------

  Increase in Cash                                                                3                     2
  Cash at Beginning of Year                                                      95                    96
                                                                        ===========           ===========
  Cash at End of Period                                                 $        98           $        98
                                                                        ===========           ===========


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

The Consolidated Balance Sheet as of September 30, 1999, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. Certain amounts in the 1998 segment information have been reclassified to conform to the 1999 presentation.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the quarter or nine month periods ended September 30, 1999 and 1998.

NOTE C: SEGMENT INFORMATION

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ---------------------------       -------------------------
                                                       SEPTEMBER 30                    SEPTEMBER 30
                                              ---------------------------       -------------------------
                                                   1999            1998            1999           1998
                                              ---------------------------       -------------------------
                                                       (in thousands)                 (in thousands)
Revenues from external customers:
  Rent-to-Rent                                   $  43,436       $ 43,647       $ 130,754       $ 130,625
  Rental Purchase                                   62,254         48,310         181,682         141,686
  Franchise                                          2,330          1,866           6,364           5,037
  Other                                                154          1,607             838           5,026
Manufacturing                                       12,583         14,380          41,827          40,493
Elimination of intersegment revenues               (12,154)       (14,234)        (41,176)        (40,258)
Cash to accrual adjustments                            776            306             757             (86)
                                                 ------------------------       -------------------------
  Total revenues from external customers         $ 109,379       $ 95,882       $ 321,046       $ 282,523
                                                 ========================       =========================

Earnings before income taxes:
  Rent-to-Rent                                   $   2,751       $  4,346       $  12,139       $  15,000
  Rental Purchase                                    4,446          1,647          15,057           7,540
  Franchise                                          1,335            985           3,555           2,390
  Other                                               (236)          (754)           (801)         (1,856)
  Manufacturing                                         86            461             558           1,130
                                                 ------------------------       -------------------------
Earnings before income taxes for
  reportable segments                                8,382          6,685          30,508          24,204
Elimination of intersegment profit                     (10)          (393)           (298)         (1,052)
Cash to accrual adjustments                            789            360             656             105
Other allocations and adjustments                      699          1,377             388           2,542
                                                 ========================       =========================
  Total earnings before income taxes             $   9,860       $  8,029       $  31,254       $  25,799
                                                 ========================       =========================

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


RESULTS OF OPERATIONS:

QUARTER ENDED SEPTEMBER 30, 1999 VERSUS QUARTER ENDED SEPTEMBER 30, 1998:

Total revenues for the third quarter of 1999 increased $13.5 million (14.1%) to $109.4 million compared to $95.9 million in 1998 due primarily to a $6.3 million (8.6%) increase in rentals and fees revenues, plus a $6.5 million (32.8%) increase in sales. Of this increase in rentals and fees revenues, $7.8 million was attributable to the Aaron's Rental Purchase division. Rentals and fees revenues from the Company's rent-to-rent operations increased $201,000, excluding $1.7 million of rental and fees from the Company's convention furnishings division, which was sold in the fourth quarter of 1998.

Revenues from retail sales increased $399,000 (2.5%) to $16.2 million in 1999, from $15.8 million for the same period last year. This increase was primarily due to increased sales of new merchandise in the Company's rent-to-rent operations along with increased new and rental return sales in the Company's rental purchase operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $6.1 million (146.6%) to $10.3 million compared to $4.2 million for the same period last year. The increased sales are due to the growth of the franchise operations coupled with the addition of a new distribution center.

Other revenues for the third quarter of 1999 increased $653,000 (28.8%) to $2.9 million compared to $2.3 million in 1998. This increase was attributable to fees and royalties from franchise operations increasing $370,000 (23.0%) to $2.0 million compared to $1.6 million last year, reflecting the addition of 21 franchised stores since the end of the third quarter of 1998 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $430,000 (3.8%) to $11.7 million compared to $11.2 million last year, and as a percentage of retail sales, increased slightly to 72.2% from 71.3%. Cost of sales from non-retail sales increased $6.0 million (152.3%) to $9.9 million from $3.9 million, and as a percentage of sales, increased to 95.7% from 93.5%. The reduced margins on non-retail sales was primarily the result of lower margins on certain products sold to franchisees.

Operating expenses increased $2.5 million (5.2%) to $51.3 million from $48.8 million. As a percentage of total revenues, operating expenses were 46.9% in 1999 and 50.9% in 1998. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division and the sale of the Company's convention furnishings business which had higher operating expenses than traditional rent-to-rent and rental purchase operations.

Depreciation of rental merchandise increased $2.5 million (10.9%) to $25.6 million, from $23.0 million, and as a percentage of total rentals and fees, increased slightly to 32.0% from 31.3%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $225,000 (27.2%) to $1.1 million compared to $828,000. As a percentage of total revenues, interest expense was 1.0% in 1999 compared to 0.9% in 1998. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the third quarter of 1999 which was primarily the result of reacquiring 853,000 shares of the Company's stock for $12.6 million during 1999.

Income tax expense increased $629,000 (20.1%) to $3.8 million for 1999 compared to $3.1 million for the same period in 1998. The Company's effective tax rate was 38.1% for the third quarter of 1999 compared to 38.9% for the same period last year, primarily due to lower state income tax rates.

As a result, net earnings increased $1.2 million (24.5%) to $6.1 million in the third quarter of 1999 compared to $4.9 million for the same period in 1998. As a percentage of total revenues, net earnings were 5.6% in the current quarter as compared to 5.1% for the same period last year.

The weighted average number of shares outstanding during the third quarter of 1999 was 20,078,000 compared to 21,091,000 (20,393,000 versus 21,508,000 assuming dilution) for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1998:

Total revenues for the first nine months of 1999 increased $38.5 million (13.6%) to $321.0 million compared to $282.5 million in 1998 due primarily to a $21.6 million (10.0%) increase in rentals and fees revenues, plus a $15.2 million (25.1%) increase in sales. Of this increase in rentals and fees revenues, $25.4 million was attributable to the Aaron's Rental Purchase division. Rentals and fees from the Company's rent-to-rent operations increased $1.2 million excluding $5.1 million of rental and fees from the Company's convention furnishings division, which was sold in the fourth quarter of 1998.

Revenues from retail sales decreased $38,000 (0.1%) to $47.2 million in 1999, from $47.3 million for the same period last year. This decrease was due to decreased new sales in the Rent-to-Rent division. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $15.2 million (113.8%) to $28.6 million compared to $13.4 million for the same period last year. The increased sales are due to the growth of the franchise operations coupled with the addition of a new distribution center.

Other revenues for the nine months of 1999 increased $1.8 million (28.3%) to $8.0 million compared to $6.2 million in 1998. This increase was primarily attributable to franchise fee and royalty income increasing $1.1 million (26.2%) to $5.4 million compared to $4.3 million last year, reflecting a net increase of 21 franchised stores since the end of the third quarter of 1998 and increased operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $423,000 (1.3%) to $33.9 million compared to 33.5 million in 1998, and as a percentage of retail sales, increased to 71.7% from 70.8%. The increase in cost of sales as a percentage of sales is due to lower margins from rental return sales in the Rent-to-Rent division. Cost of sales from non-retail sales increased $14.4 million (115.2%) to $26.9 million from $12.5 million, and as a percentage of sales, increased slightly to 93.8% from 93.2%.

Operating expenses increased $8.1 million (5.7%) to $150.3 million from $142.2 million. As a percentage of total revenues, operating expenses were 46.8% in 1999 and 50.3% in 1998. Operating expenses decreased as a percentage of total revenues between periods primarily due to the Company's acquisitions of RentMart Rent-To-Own, Inc. and Blackhawk Convention Services in December 1997. The RentMart stores were relatively immature and had lower revenues over which to spread expenses and Blackhawk's convention furnishings business had higher operating expenses as a percentage of revenues than traditional rental purchase and rent-to-rent operations. The RentMart stores are now more mature and have more revenue over which to spread expenses and the convention furnishings business was sold in the fourth quarter of 1998.

Depreciation of rental merchandise increased $10.3 million (15.8%) to $76.0 million, from $65.7 million, and as a percentage of total rentals and fees, increased to 32.1% from 30.5%. The increase as a percentage of rentals and fees is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense decreased $192,000 (6.6%) to $2.7 million compared to $2.9 million. As a percentage of total revenues, interest expense was 0.9% in 1999 compared to 1.0% in 1998. The decrease in interest expense as a percentage of revenues was due to slightly lower debt levels in the first quarter of 1999 compared to the first quarter of 1998 which was the result of the Company's April 1998 public stock offering and lower interest rates.

Income tax expense increased $1.8 million (18.3%) to $11.9 million for 1999 compared to $10.1 million for the same period in 1998. The Company's effective tax rate was 38.1% for the first nine months of 1999 versus 39.0% for the same period in 1998, primarily due to lower state income tax rates.

As a result, net earnings increased $3.6 million (23.0%) to $19.4 million for the first nine months of 1999 compared to $15.7 million for the same period in 1998. As a percentage of total revenues, net earnings were 6.0% in the first nine months compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the first nine months of 1999 was 20,111,000 compared to 20,159,000 (20,495,000 versus 20,619,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first nine months of 1999, the Company paid a semi-annual dividend that was declared in December 1998 of $.02 per share on both Common Stock and Class A Common Stock. On November 3, 1999, the Company declared a semi-annual dividend payable on January 3, 2000 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the nine months ended September 30, 1999 and 1998 was $99.6 million and $87.2 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At September 30, 1999, an aggregate of $66.5 million was outstanding under this facility, bearing interest at an average rate of 5.90%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At September 30, 1999, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93%.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. The Company is continuing its assessments of the impact of the Year 2000 across its business and operations, including its customer and vendor base. The Company has substantially completed its identification of information technology systems ("IT systems") that are not Year 2000 compliant and continues to implement a comprehensive plan to verify its IT systems and non-information technology systems ("non-IT systems"), including embedded electronic circuits in equipment and hardware, products, telecommunication, building security and manufacturing equipment, are Year 2000 compliant. The Company's plan to resolve the Year 2000 Issue involves the following four phases: (1) assessment, (2) remediation, (3) testing, and (4) implementation. The Company is simultaneously working on all four phases and has substantially completed phases (1), (2) and (3) and will complete phase (4) during the fourth quarter 1999.

The Company has substantially completed the process of querying its significant suppliers and subcontractors (external agents). The Company is not aware of any external agents with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The Company's significant IT systems, including financial, accounting, store operating and point-of-sale software, have recently been or are in the process of being updated or replaced. The upgrading and rewriting of the Company's IT systems is being completed to gain further strategic advantages over competitors and is not the result of any anticipated Year 2000 issues. In addition, as part of the Company's continuing process to update IT and non-IT systems, management has required vendor-purchased and internally developed systems be Year 2000 compliant. Management of the Company expects the cost of the Year 2000 project to be less than $500,000.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve written corporate and store procedures for continued operations in a manual environment.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete phase four, the Company will continue the affected functions either manually and / or through the partial use of systems that are not year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. For example, the Company could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. See "Special Note Regarding Forward-Looking Information".

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  The following exhibits are furnished herewith:


           Exhibit
           Number                          Description of Exhibit
           ------                          ----------------------

            27                   Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed by the Registrant during the nine months ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AARON RENTS, INC.
                                               (Registrant)



Date -  November 15, 1999                      /s/ Gilbert L. Danielson
        ----------------                       ---------------------------
                                               Gilbert L. Danielson
                                               Executive Vice President
                                               Chief Financial Officer




Date -  November 15, 1999                      /s/ Robert P. Sinclair, Jr.
        ----------------                       ---------------------------
                                               Robert P. Sinclair, Jr.
                                               Vice President
                                               Corporate Controller