Form 10-K405
period 1999-12-31
AARON RENTS INC
filed 2000-03-28
CIK 706688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE YEAR ENDED             COMMISSION FILE NO.
                   December 31, 1999                   0-12385

                                AARON RENTS, INC.
             (Exact name of registrant as specified in its charter)

                         GEORGIA                              58-0687630
              (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification No.)

           309 E. PACES FERRY ROAD, N.E.
                 ATLANTA, GEORGIA                              30305-2377
        (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (404) 231-0011

           Securities registered pursuant to Section 12(b)of the Act:

                               TITLE OF EACH CLASS
                          Common Stock, $.50 Par Value
                      Class A Common Stock, $.50 Par Value

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 16, 2000: $215,519,413. See Item 12.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      SHARES OUTSTANDING AS OF
    TITLE OF EACH CLASS                                    MARCH 16, 2000
    -------------------                                    --------------
Common Stock, $.50 Par Value                                 15,974,041
Class A Common Stock, $.50 Par Value                          3,829,506

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1999 Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Form 10-K.

    Portions of the registrant's definitive proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

     Aaron Rents, Inc. is a U.S. leader in the rental purchase and rent-to-rent industries with 475 stores in 40 states. The Company offers both individual and business customers a wide range of residential and office furniture, accessories, consumer electronics, and household appliances for rental purchase, rental, and sale. The Company's major operating divisions are the Aaron's Rental Purchase division, the Aaron Rents' Rent-to-Rent division, and the MacTavish Furniture Industries division, which manufactures much of the furniture rented and/or sold in the Company's stores. Aaron Rents' strategic focus is on expanding its higher growth rental purchase business while also growing its rent-to-rent business in selected markets.

    At December 31, 1999, Aaron Rents had 320 Company-operated stores and 155 franchised stores in 40 states nationwide. There were 213 Company-operated rental purchase stores in its Aaron's Rental Purchase division, 155 Aaron's Rental Purchase franchised stores and were 107 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division.

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

    In 1992 the Company began franchising Aaron's Rental Purchase stores to place stores in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly, increase its name exposure in new markets and achieve economies of scale in purchasing, manufacturing and advertising for its rental purchase stores. The Company opened 40, 40 and 41 franchised rental purchase stores in 1997, 1998 and 1999, respectively.

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

    The Company is the only major rental furniture company in the United States that manufactures its own furniture. By manufacturing its own specially designed residential and office furniture through its MacTavish Furniture Industries division, the Company enjoys an advantage over many of its competitors. Manufacturing enables the Company to control the quality, cost, timing, styling and quantity of its furniture rental products. The Company operates six furniture plants, four bedding facilities and one lamp manufacturing facility, which supply approximately one half of the furniture and related accessories rented or sold by the Company.

    The Company has grown significantly in recent years. Its growth is attributed to the opening of Company-operated and franchised rental purchase stores, as well as to the expansion of its rent-to-rent business and selected acquisitions. Total revenues have increased from $222.8 million for calendar year 1994 to $437.4 million for calendar year 1999, and earnings before income taxes increased from $17.6 million in 1994 to $41.3 million in 1999, representing a 14.5% and 18.5% compound annual growth rate in the Company's revenues and earnings before income taxes, respectively. The increase in revenues was driven by a significant increase in rental purchase revenues, which increased from $69.7 million for 1994 to $261.6 million for 1999, representing a 30.3% compound annual growth rate. During the same period, core rent-to-rent revenues increased from $151.4 million to $175.7 million.

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

INDUSTRY OVERVIEW

   The Rent-to-Own Industry

     According to the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there are approximately 8,000 rent-to-own stores in the United States, approximately 50% of which are owned or franchised by the eight largest companies in the industry. Industry-wide revenues are believed to have been approximately $4.7 billion in 1998.

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

   Growth Strategies

- EXPAND COMPANY-OPERATED RENTAL PURCHASE OPERATIONS IN SELECTED GEOGRAPHIC MARKETS. The Company's strategy is to open rental purchase stores in the Company's existing and selected new geographic markets where it can cluster stores to realize the benefits of economies of scale in marketing and distribution and other operating efficiencies.

- EXPAND AARON'S RENTAL PURCHASE FRANCHISE PROGRAM. The Company uses its franchise program to place Aaron's Rental Purchase stores primarily in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly and increase its name exposure in new markets with a relatively low investment of capital by the Company. In addition, the larger number of systemwide rental purchase stores enables the Company and its franchisees to realize economies of scale in purchasing, manufacturing and advertising for its rental purchase stores. Franchise fees and royalties also represent a growing source of revenues for the Company.

- EXPAND RENT-TO-RENT OPERATIONS. The Company believes that there are growth opportunities in the rent-to-rent market, particularly in the business sector. The Company has recently opened rent-to-rent operations in new markets to better serve its national business customers. The recent introduction of warehouse-only stores in new markets has allowed the Company to enter markets at a lower cost. The Company believes that its rent-to-rent business will continue to provide the Company with cash flow to finance a significant amount of the planned expansion of the Aaron's Rental Purchase division.

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

- UTILIZE PROPRIETARY MANAGEMENT INFORMATION SYSTEMS. The Company has developed proprietary computerized information systems to systematically pursue cash collections and merchandise returns and to match inventory with demand. Each of the Company's stores, including franchised rental purchase stores, is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. Its separate systems are tailored to meet the distinct needs of the Company's rental purchase and rent-to-rent operations.

OPERATING DIVISIONS

   Rental Purchase - Aaron's Rental Purchase

    The Company established its Aaron's Rental Purchase division in 1987. At December 31, 1999, there were 213 Company-operated Aaron's Rental Purchase stores in 19 states and 155 franchised Aaron's Rental Purchase stores in 33 states. The Company has developed a distinctive concept for its Aaron's Rental Purchase stores with specific merchandising selection and store layout, pricing and agreement terms for the customers it seeks to attract. The Company believes that these features create a store and rental purchase concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

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

     Aaron's Rental Purchase stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Approximately 79% of the Company's rental purchase agreements have monthly payments as compared to the industry standard weekly payments, and most monthly agreements are for 12 months compared to the industry standard of 18 to 24 months of weekly payments. Approximately 40% of Aaron's Rental Purchase agreements go to term in which the customer obtains ownership of the merchandise in contrast to an industry average of less than 25%. The merchandise from the agreements that do not go to term is either re-rented or sold.

   Aaron's Rental Purchase Franchise Program

    The Company began franchising Aaron's Rental Purchase stores in selected markets in 1992, and has continued to attract many franchisees. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no presence and no current plans to expand. As of December 31, 1999, 277 franchises had been sold to 63 franchisees, and 155 franchise stores were open. The Company believes that its relations with its franchisees are good.

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

    The Company assists each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron's Rental Purchase concept, one of the Company's Pre-Opening Directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, the Company helps in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, the Company provides assistance in assuring that the design and decor of the showroom is consistent with the Company's requirements. The Company also leases the exterior signage to the franchisee, and assists with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

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

   Rent-to-Rent -- Aaron Rents and Sells Furniture

    The Company has been in the rent-to-rent business for over 40 years and is the second largest furniture rent-to-rent company in the United States. The core rent-to-rent business accounted for approximately 40% of the Company's total revenues for the year ended December 31, 1999. The Company rents new and rental return merchandise to both the individual and the business segments of the rent-to-rent industry, with a growing focus on rentals of residential and office furniture to business customers. As of December 31, 1999, the Company operated 107 rent-to-rent stores in 24 states.

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

    The Aaron Rents' Rent-to-Rent division's three clearance stores serve primarily as retail outlets for final sales of rental return merchandise that will not be rented again, though they also sell new merchandise. Sales by the clearance stores, together with sales at the clearance centers located in most of the Company's rent-to-rent stores, are instrumental in enabling the Company to maximize residual values of depreciated rental merchandise.

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

FURNITURE MANUFACTURING

    The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styling, durability and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 645,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers. The Company's MacTavish Furniture Industries division has manufactured furniture for the Company's rental stores since 1971. The division has six furniture manufacturing plants, four bedding manufacturing facilities and one lamp manufacturing facility which supply approximately one half of the furniture and accessories rented or sold by the Company. The Company's manufacturing plants have the capacity to meet the Company's needs for the foreseeable future, with a new 52,000 square foot facility added during 1999 in Sun Valley, California. The Company also does limited manufacturing of residential furniture for several unaffiliated furniture retailers, and manufactures lamps for selected national retailers.

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

STORE OPERATIONS

   Management

    The Company's rent-to-rent stores are organized geographically into four residential and three office regions, each supervised by a vice president who is primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Aaron's Rental Purchase division has seven regional managers performing similar responsibilities. The strong growth of the Aaron's Rental Purchase division required the creation in 1999 of the new positions: Vice President, Eastern Operations and Vice President, Western Operations. Presidents manage the residential rent-to-rent, office rent-to-rent and rental purchase divisions.

    Stores are directly supervised by 21 rent-to-rent regional managers and 31 rental purchase district/city managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

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

    Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 1.9%, 2.0% and 1.9% for the years ended December 31, 1999, 1998 and 1997. The Company does not extend credit to rental purchase customers. For the same periods, net merchandise shrinkage for the Company as a percentage of combined rental revenues was 2.2%, 2.4% and 2.3%, respectively. The Company believes that its collection and repossession policies comply with applicable legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

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

     Because of the importance of customer service, the Company believes that a prerequisite for successful operations and growth is skilled, effective employees who value the Company's customers and project a genuine desire to serve the customers' needs. The rent-to-rent division's sales and management training programs, conducted at the Company's Atlanta headquarters, cover all areas of the Company's operations, with a heavy emphasis on customer service. Store managers and employees in the Aaron's Rental Purchase stores have similar training primarily at one of seven training facilities located on site in a designated training store by the division's training staff and regional managers. The Company's policy of promoting from within aids in employee retention and commitment to the Company's customer service and other business philosophies, which also allows the Company to realize greater benefits from its employee training programs.

PURCHASING AND DISTRIBUTION

    The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. In the Company's rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 94% of rent-to-rent rental revenues for the year ended December 31, 1999. In the Aaron's Rental Purchase division, electronics, furniture, appliances, computers and other accounted for approximately 49%, 31%, 14%, 5%, and 1%, respectively, of rental purchase rental revenues for the year ended December 31, 1999. With approval from the applicable operating management, store managers send their orders to the rental purchase or rent-to-rent purchasing department at headquarters. The applicable purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores. Virtually all merchandise for the Company's stores is purchased by the Company's five buyers, three of whom are solely responsible for rental purchase merchandise.

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

    Rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. Rental purchase operations utilize distribution centers to control inventory. All rental purchase stores order directly from the Company's five rental purchase distribution centers located in Auburndale, Florida; Dallas and Houston, Texas; Duluth, Georgia; and Columbus, Ohio with a sixth distribution center under construction in the Baltimore, Maryland area. Rental purchase stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores. Vendors ship directly to the distribution centers.

    Distribution centers result in freight savings from truckload discounts and a more efficient distribution of merchandise. The Company utilizes its tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

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

     The Company markets its rent-to-rent operations through its outside sales staff to the local apartment communities, calling on their leasing agents, resident managers, and property managers. This group controls the individual referral business as well as the corporate relocation professionals. The Company also markets to interim housing providers (that offer temporary housing) to corporations that relocate personnel around the country. The Company has a regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. The Company also relies on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrentsfurniture.com; www.aaronrents.com; www.shopaarons.com) to reach its customers and believes such advertising increases the Company's name recognition.

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

GOVERNMENT REGULATION

     The Company believes that 46 states specifically regulate rent-to-own or rental purchase transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to disclose the terms of its rental purchase transactions as a matter of good business ethics and customer service.

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

EMPLOYEES

    At December 31, 1999, the Company had approximately 3,600 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in the Securities Act of 1933 as amended), which represent expectations or beliefs, including but not limited to, statements concerning industry performance, and the Company's operations, performance and financial condition, including, in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, many of which are beyond the control of the Company. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth below.

RISKS ASSOCIATED WITH EXPANSION STRATEGY

    An important part of the Company's growth strategy is the opening of new stores. The Company's ability to continue opening new stores will depend, among other things, upon its ability to hire management and personnel to staff the new stores, and to find suitable sites at reasonable rental rates to locate new stores. From time to time the Company also expects to pursue opportunistic acquisitions of rent-to-rent and rental purchase operations. There can be no assurance that future acquisitions will be consummated on acceptable terms or that any acquired companies will be successfully integrated. While the Company believes that the market for its stores is underserved and offers attractive expansion opportunities, it does not know if consumer preferences will remain unchanged, or the extent to which its competitors may seek to serve the market.

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

RISKS ASSOCIATED WITH SIGNIFICANT GOVERNMENT REGULATION

     The Company believes that 46 states specifically regulate rent-to-own and rental purchase transactions, including states in which the Company currently operates Aaron's Rental Purchase stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to fully disclose the terms of its rental purchase transactions as a matter of good business ethics and customer service. At the present time, no federal law specifically regulates the rent-to-own industry.

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

CONTROL BY AND DEPENDENCE UPON PRINCIPAL SHAREHOLDER

    R. Charles Loudermilk, Sr., the Company's Chief Executive Officer and Chairman of the Board, owns or controls over 60% of the Company's voting Class A Common Stock and approximately 16% of the non-voting Common Stock outstanding. As a result, Mr. Loudermilk will continue to be able to elect all the directors of, and otherwise effectively control, the Company. The Company believes that it has benefited substantially from Mr. Loudermilk's leadership and that if it were to lose his services at anytime in the near future such loss could have an adverse effect on the Company's business and operations.

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

    The following table sets forth certain information regarding the Company's furniture manufacturing plants, bedding facilities, lamp manufacturing facility and distribution centers:

     LOCATION                                       PRIMARY USE                           SQUARE FT.
     -----------                                    -----------                           ----------
     Cairo, Georgia.............................    Furniture Manufacturing                 192,000
     Coolidge, Georgia..........................    Furniture Manufacturing                  77,000
     Coolidge, Georgia..........................    Furniture Manufacturing                  43,000
     Coolidge, Georgia..........................    Furniture Manufacturing                  41,000
     Quincy, Florida............................    Furniture Manufacturing                  80,000
     Quincy, Florida............................    Furniture Manufacturing                  91,000
     Sun Valley, California.....................    Lamp and Accessory Manufacturing         52,000
     Cairo, Georgia.............................    Bedding Facility                          8,000
     Buford, Georgia............................    Bedding Facility                         32,000
     Houston, Texas.............................    Bedding Facility                         13,000
     Orlando, Florida...........................    Bedding Facility                         16,000
     Auburndale, Florida........................    Rental Purchase Distribution Center      85,000
     Columbus, Ohio.............................    Rental Purchase Distribution Center      98,800
     Dallas, Texas..............................    Rental Purchase Distribution Center      92,000
     Duluth, Georgia............................    Rental Purchase Distribution Center      67,000
     Houston, Texas.............................    Rental Purchase Distribution Center      70,000

    The Company's executive and administrative offices occupy approximately 53,000 square feet in an 11-story, 81,000 square-foot office building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging three years. All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) The information presented under the caption "Common Stock Market Prices & Dividends" on page 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    (b) As of March 16, 2000, there were 308 holders of record of the Common Stock and 149 holders of record of the Class A Common Stock.

    (c) The information presented under "Note D -- Debt" on pages 22 and 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference. During the year ended December 31, 1999, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

ITEM 6. SELECTED FINANCIAL DATA

    The information presented under the caption "Selected Financial Information" on page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 through 16 and presented under "Note D - Debt" on pages 22 and 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 17 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1999, with respect to the identity, background and
Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1999, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1999, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

     For purposes of determining the aggregate market value of the Company's voting and non-voting common stock held by non-affiliates, shares held by all directors and officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which person or entities may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 1999, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

    The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1999.


                                                                                             REFERENCE PAGE
                                                                                                 ANNUAL
                                                                                                 REPORT
                                                                                            TO SHAREHOLDERS
                                                                                            ---------------
Consolidated Balance Sheets-- December 31, 1999 and 1998 ................................        17

Consolidated Statements of Earnings-- Years ended December 31, 1999,  1998 and 1997 .....        18

Consolidated Statements of Shareholders' Equity-- Years ended December 31, 1999, 1998
and 1997 ................................................................................        19

Consolidated Statements of Cash Flows-- Years ended December 31, 1999, 1998 and 1997 ....        20

Notes to Consolidated Financial Statements ..............................................        21-27

Report of Independent Auditors ..........................................................        27


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

10(j) Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as part of this Annual Report on Form 10-K.

13 Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 1999. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 1999 is not deemed to be filed as part of this Annual Report on Form 10-K.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1999.


                                                AARON RENTS, INC.



                                                By: /s/ GILBERT L. DANIELSON
                                                    ---------------------------
                                                    Gilbert L. Danielson
                                                    Executive Vice President
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1999.


           SIGNATURE                                             TITLE
           ---------                                             -----
  /s/ R. CHARLES LOUDERMILK, SR.            Chief Executive Officer (Principal Executive
-------------------------------------       Officer) and Chairman of the Board of
      R. Charles Loudermilk, Sr.            Directors)



  /s/ ROBERT C. LOUDERMILK, JR.             President, Chief Operating Officer and
-------------------------------------       Director
      Robert C. Loudermilk, Jr.


     /s/ GILBERT L. DANIELSON               Executive Vice President, Chief Financial
-------------------------------------       Officer and Director, (Principal Financial Officer)
        Gilbert L. Danielson


     /s/ ROBERT P. SINCLAIR, JR.            Vice President, Corporate Controller,
-------------------------------------       (Principal Accounting Officer)
        Robert P. Sinclair, Jr.

         /s/ RONALD W. ALLEN                Director
-------------------------------------
            Ronald W. Allen

           /s/ LEO BENATAR                  Director
-------------------------------------
              Leo Benatar

           /s/ EARL DOLIVE                  Director
-------------------------------------
              Earl Dolive

            /s/ REX FUQUA                   Director
-------------------------------------
            J. Rex Fuqua

      /s/ INGRID SAUNDERS JONES             Director
-------------------------------------
         Ingrid Saunders Jones

 /s/ LTG. M. COLLIER ROSS USA (RET.)        Director
-------------------------------------
    LTG M. Collier Ross USA (Ret.)