Form 10-Q
period 2000-03-31
AARON RENTS INC
filed 2000-05-11
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

                    MARCH 31, 2000              0-12385
                    --------------              -------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Shares Outstanding as of
            Title of Each Class                       May 8, 2000
            -------------------                       -----------
        Common Stock, $.50 Par Value                   15,997,441
     Class A Common Stock, $.50 Par Value               3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        AARON RENTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     March 31,        December 31,
                                                                       2000               1999
                                                                    ----------         ----------
                                                                 (In thousands, except share data)
ASSETS
Cash                                                                $       96         $       99
Accounts Receivable                                                     24,964             21,030
Rental Merchandise                                                     325,326            316,294
Less: Accumulated Depreciation                                         (97,101)           (96,463)
                                                                    ----------         ----------
                                                                       228,225            219,831
Property, Plant and Equipment, Net                                      56,630             55,918
Prepaid Expenses and Other Assets                                       16,232             21,530
                                                                    ----------         ----------

Total Assets                                                        $  326,147         $  318,408
                                                                    ==========         ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                               $   39,528         $   36,941
Dividends Payable                                                                             399
Deferred Income Taxes Payable                                           14,794             14,410
Customer Deposits and Advance Payments                                  10,911             10,180
Bank Debt                                                               71,000             72,225
Other Debt                                                                                    535
                                                                    ----------         ----------
       Total Liabilities                                               136,233            134,690

Commitments & Contingencies

Shareholders' Equity
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                          9,135              9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                           2,681              2,681
   Additional Paid-in Capital                                           53,770             54,181
   Retained Earnings                                                   166,591            159,313
                                                                    ----------         ----------
                                                                       232,177            225,310

Less: Treasury Shares at Cost,
   Common Stock, 2,206,446 Shares
      at March 31, 2000 and 2,177,956 Shares
      at December 31, 1999                                             (28,027)           (27,356)
  Class A Common Stock, 1,532,255 Shares at
      March 31, 2000 and December 31, 1999                             (14,236)           (14,236)
                                                                    ----------         ----------

     Total Shareholders' Equity                                        189,914            183,718
                                                                    ----------         ----------

Total Liabilities & Shareholders' Equity                            $  326,147         $  318,408
                                                                    ==========         ==========

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                              Three Months Ended
                                        -----------------------------
                                                  March 31,
                                        -----------------------------
                                           2000               1999
                                        -----------------------------

                                   (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                      $   87,514         $   77,261
  Retail Sales                              17,305             16,463
  Non-Retail Sales                          16,830              7,971
  Other                                      3,723              2,608
                                        ----------         ----------
                                           125,372            104,303
                                        ----------         ----------
COSTS AND EXPENSES:
  Retail Cost of Sales                      12,233             11,858
  Non-Retail Cost of Sales                  15,493              7,362
  Operating Expenses                        56,415             48,721
  Depreciation
     of Rental Merchandise                  28,263             24,769
  Interest                                   1,227                814
                                        ----------         ----------
                                           113,631             93,524
                                        ----------         ----------
EARNINGS BEFORE
  TAXES                                     11,741             10,779

INCOME TAXES                                 4,463              4,100
                                        ----------         ----------

NET EARNINGS                            $    7,278         $    6,679
                                        ==========         ==========

EARNINGS PER SHARE                      $      .37         $      .33
                                        ----------         ----------

EARNINGS PER SHARE
   ASSUMING DILUTION                           .36                .33
                                        ----------         ----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                         $       --         $       --
                                        ----------         ----------
   Class A Common Stock                 $       --         $       --
                                        ----------         ----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                        19,900             20,215
                                        ==========         ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                         20,091             20,444
                                        ==========         ==========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                    -----------------------------
                                                                             March 31,
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------------------------
                                                                           (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                     $    7,278         $    6,679
   Depreciation and Amortization                                        31,166             27,413
   Deferred Income Taxes                                                   384              2,653
   Change in Accounts Payable and
      Accrued Expenses                                                   2,587              5,270
   Change in Accounts Receivable                                        (3,934)               964
   Other Changes, Net                                                    6,276              1,042
                                                                    ----------         ----------
   Cash Provided by Operating Activities                                43,757             44,021
                                                                    ----------         ----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                           (4,471)           (10,366)
   Book Value of Property Retired or Sold                                1,006              8,385
   Additions to Rental Equipment                                       (66,403)           (45,064)
   Book Value of Rental Equipment Sold                                  29,746             19,885
   Contracts and Other Assets Acquired                                                     (5,281)
                                                                    ----------         ----------
   Cash Used by Investing Activities                                   (40,122)           (32,441)
                                                                    ----------         ----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                             43,695             29,374
   Repayments on Revolving Credit Agreement                            (44,920)           (32,739)
   Decrease in Other Debt                                                 (535)              (912)
   Dividends Paid                                                         (399)              (415)
   Acquisition of Treasury Stock                                        (2,582)            (6,891)
   Issuance of Stock Under Stock Option Plan                             1,103
                                                                    ----------         ----------
   Cash Used by Financing Activities                                    (3,638)           (11,583)
                                                                    ----------         ----------

   Decrease in Cash                                                         (3)                (3)
   Cash at Beginning of Year                                                99                 95
                                                                    ----------         ----------
   Cash at End of Period                                            $       96         $       92
                                                                    ==========         ==========


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

The Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended March 31, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the 1999 segment information have been reclassified to conform to the 2000 presentation.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the quarter ended March 31, 2000 and 1999.

NOTE C: SEGMENT INFORMATION

                                                                         THREE MONTHS ENDED
                                                                    -----------------------------
                                                                             MARCH 31
                                                                    -----------------------------
                                                                       2000              1999
                                                                    -----------------------------
                                                                            (in thousands)
Revenues from external customers:
  Rental Purchase                                                   $   77,226         $   58,106
  Rent-to-Rent                                                          45,572             44,769
  Franchise                                                              2,930              2,088
  Other                                                                    824                (49)
Manufacturing                                                           17,448             14,343
Elimination of intersegment revenues                                   (17,493)           (14,296)
Cash to accrual adjustments                                             (1,135)              (658)
                                                                    -----------------------------
  Total revenues from external customers                            $  125,372         $  104,303
                                                                    =============================

Earnings before income taxes:
  Rental Purchase                                                   $    6,566         $    5,469
  Rent-to-Rent                                                           4,773              5,258
  Franchise                                                              1,694              1,225
  Other                                                                   (297)              (631)
  Manufacturing                                                            712                 52
                                                                    -----------------------------
Earnings before income taxes for reportable segments                    13,448             11,373
Elimination of intersegment profit                                        (615)                49
Cash to accrual adjustments                                             (1,067)              (702)
Other allocations and adjustments                                          (25)                59
                                                                    -----------------------------
  Total earnings before income taxes                                $   11,741         $   10,779
                                                                    =============================

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission, under the caption "Certain Factors Affecting Forward Looking Statements," which discussion is incorporated herein by this reference.


RESULTS OF OPERATIONS:

QUARTER ENDED MARCH 31, 2000 VERSUS QUARTER ENDED MARCH 31, 1999:

Total revenues for the first quarter of 2000 increased $21.1 million (20.2%) to $125.4 million compared to $104.3 million in 1999 due primarily to a $10.3 million (13.3%) increase in rentals and fees revenues, plus a $9.7 million (39.7%) increase in sales. Of this increase in rentals and fees revenues, $9.0 million was attributable to the Aaron's Rental Purchase division. Rentals and fees revenues from the Company's rent-to-rent operations increased $1.3 million.

Revenues from retail sales increased $842,000 (5.1%) to $17.3 million in 2000, from $16.5 million for the same period last year. This increase was primarily due to increased sales of new and rental return merchandise in the Company's rental purchase operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $8.9 million (111.1%) to $16.8 million compared to $8.0 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first quarter of 2000 increased $1.1 million (42.8%) to $3.7 million compared to $2.6 million in 1999. This increase was attributable to fees and royalties from franchise operations increasing $796,000 (37.9%) to $2.9 million compared to $2.1 million last year, reflecting a net increase of 28 franchised stores since the end of the first quarter of 1999 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $375,000 (3.2%) to $12.2 million compared to $11.9 million last year, and as a percentage of retail sales, decreased slightly to 70.7% from 72.0%. Cost of sales from non-retail sales increased $8.1 million (110.4%) to $15.5 million from $7.4 million, and as a percentage of sales, decreased slightly to 92.1% from 92.4%.

Operating expenses increased $7.7 million (15.8%) to $56.4 million from $48.7 million. As a percentage of total revenues, operating expenses were 45.0% in 2000 and 46.7% in 1999. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division.

Depreciation of rental merchandise increased $3.5 million (14.1%) to $28.3 million, from $24.8 million, and as a percentage of total rentals and fees, increased slightly to 32.3% from 32.1%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $413,000 (50.7%) to $1.2 million compared to $814,000. As a percentage of total revenues, interest expense was 1.0% in 2000 compared to 0.8% in 1999. The increase in interest expense as a percentage of total revenues was due to slightly higher interest rates and higher debt levels in the first quarter of 2000.

Income tax expense increased $363,000 (8.9%) to $4.5 million for 2000 compared to $4.1 million for the same period in 1999. The Company's effective tax rate was 38.0% for both the first quarter of 2000 and 1999.

As a result, net earnings increased $599,000 (9.0%) to $7.3 million in the first quarter of 2000 compared to $6.7 million for the same period in 1999. As a percentage of total revenues, net earnings were 5.8% in the current quarter as compared to 6.4% for the same period last year.

The weighted average number of shares outstanding during the first quarter of 2000 was 19,900,000 compared to 20,215,000 (20,091,000 versus 20,444,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 2000, the Company paid a semi-annual dividend that was declared on November 3, 1999 of $.02 per share on both Common Stock and Class A Common Stock. On May 2, 2000, the Company declared a semi-annual dividend payable on July 6, 2000 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the quarter ended March 31, 2000 and 1999 was $43.8 million and $44.0 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At March 31, 2000, an aggregate of $71.0 million was outstanding under this facility, bearing interest at an average rate of 6.58%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At March 31, 2000, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93 %.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  The following exhibits are furnished herewith:

           Exhibit
           Number                                            Description of Exhibit
           ------                                            ----------------------

            27                                       Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AARON RENTS, INC.
                                     (Registrant)



Date -  May 11, 2000                /s/ Gilbert L. Danielson
        ------------                -------------------------
                                    Gilbert L. Danielson
                                    Executive Vice President
                                    Chief Financial Officer




Date -  May 11, 2000
        ------------                /s/ Robert P. Sinclair, Jr.
                                    ---------------------------
                                    Robert P. Sinclair, Jr.
                                    Vice President
                                    Corporate Controller