Form 10-Q
period 2000-06-30
AARON RENTS INC
filed 2000-08-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            JUNE 30, 2000                                   0-12385
           -----------------                            -------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding as of
         Title of Each Class                                August 7, 2000
  ------------------------------------                 ------------------------
     Common Stock, $.50 Par Value                             15,964,041
  Class A Common Stock, $.50 Par Value                         3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        AARON RENTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                                 June 30,               December 31,
                                                                   2000                    1999
                                                                ----------              ------------
                                                                 (In thousands, except share data)
ASSETS
Cash                                                            $       91                $       99
Accounts Receivable                                                 23,435                    21,030
Rental Merchandise                                                 342,927                   316,294
Less: Accumulated Depreciation                                    (104,335)                  (96,463)
                                                                ----------                ----------
                                                                   238,592                   219,831
Property, Plant and Equipment, Net                                  55,096                    55,918
Prepaid Expenses and Other Assets                                   18,316                    21,530
                                                                ----------                ----------
Total Assets                                                    $  335,530                $  318,408
                                                                ==========                ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                           $   27,782                $   36,941
Dividends Payable                                                      396                       399
Deferred Income Taxes Payable                                       18,888                    14,410
Customer Deposits and Advance Payments                              10,864                    10,180
Bank Debt                                                           80,829                    72,225
Other Debt                                                           2,229                       535
                                                                ----------                ----------
      Total Liabilities                                            140,988                   134,690

Commitments & Contingencies

Shareholders' Equity
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                      9,135                     9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                       2,681                     2,681
   Additional Paid-in Capital                                       53,740                    54,181
   Retained Earnings                                               173,124                   159,313
                                                                ----------                ----------
                                                                   238,680                   225,310

Less: Treasury Shares at Cost,
   Common Stock, 2,342,246 Shares
      at June 30, 2000 and 2,177,956 Shares
      at December 31, 1999                                         (29,902)                  (27,356)
   Class A Common Stock, 1,532,255 Shares at
      June 30, 2000 and December 31, 1999                          (14,236)                  (14,236)
                                                                ----------                ----------
      Total Shareholders' Equity                                   194,542                   183,718
                                                                ----------                ----------
Total Liabilities & Shareholders' Equity                        $  335,530                $  318,408
                                                                ==========                ==========

See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                       Three Months Ended                    Six Months Ended
                                    --------------------------          --------------------------
                                             June 30,                            June 30,
                                    --------------------------          --------------------------
                                      2000              1999              2000              1999
                                    --------          --------          --------          --------
                                                (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                  $ 89,257          $ 79,980          $176,771          $157,241
  Retail Sales                        14,530            14,617            31,835            31,080
  Non-Retail Sales                    14,392            10,334            31,222            18,305
  Other                                3,731             2,433             7,454             5,041
                                    --------          --------          --------          --------
                                     121,910           107,364           247,282           211,667
                                    --------          --------          --------          --------
COSTS AND EXPENSES:
  Retail Cost of Sales                10,191            10,360            22,424            22,218
  Non-Retail Cost of Sales            13,412             9,617            28,905            16,979
  Operating Expenses                  55,594            50,202           112,009            98,923
  Depreciation
     of Rental Merchandise            30,219            25,708            58,482            50,477
  Interest                             1,317               862             2,544             1,676
                                    --------          --------          --------          --------
                                     110,733            96,749           224,364           190,273
                                    --------          --------          --------          --------
EARNINGS BEFORE
  TAXES                               11,177            10,615            22,918            21,394

INCOME TAXES                           4,248             4,040             8,711             8,140
                                    --------          --------          --------          --------

NET EARNINGS                        $  6,929          $  6,575          $ 14,207          $ 13,254
                                    ========          ========          ========          ========

EARNINGS PER SHARE                  $    .35          $    .33          $    .72          $    .66
                                    --------          --------          --------          --------

EARNINGS PER SHARE
   ASSUMING DILUTION                $    .35          $    .32          $    .71          $    .65
                                    --------          --------          --------          --------

CASH DIVIDENDS DECLARED
  PER SHARE
   Common Stock                     $    .02          $    .02          $    .02          $    .02
                                    --------          --------          --------          --------
   Class A Common Stock             $    .02          $    .02          $    .02          $    .02
                                    --------          --------          --------          --------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                  19,790            20,040            19,845            20,127
                                    ========          ========          ========          ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                   19,905            20,445            19,998            20,439
                                    ========          ========          ========          ========

See Notes to Consolidated Financial Statements

                        AARON RENTS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                -----------------------------------
                                                                            June 30,
                                                                -----------------------------------

                                                                   2000                     1999
                                                                ----------               ----------
                                                                           (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                     14,207               $   13,254
   Depreciation and Amortization                                    64,258                   56,220
   Deferred Income Taxes                                             4,478                   (3,233)
   Change in Accounts Payable and
      Accrued Expenses                                              (9,159)                   5,077
   Change in Accounts Receivable                                    (2,405)                  (1,314)
   Other Changes, Net                                                3,950                   (2,394)
                                                                ----------               ----------
   Cash Provided by Operating Activities                            75,329                   67,610
                                                                ----------               ----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                       (9,512)                 (11,392)
   Book Value of Property Retired or Sold                            4,709                    5,812
   Additions to Rental Equipment                                  (132,316)                 (99,445)
   Book Value of Rental Equipment Sold                              55,292                   42,495
   Contracts and Other Assets Acquired                                (422)                  (9,610)
                                                                ----------               ----------
   Cash Used by Investing Activities                               (82,249)                 (72,140)
                                                                ----------               ----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                         97,765                   91,571
   Repayments on Revolving Credit Agreement                        (89,161)                 (81,202)
   Increase in Other Debt                                            1,694                      809
   Dividends Paid                                                     (399)                    (415)
   Acquisition of Treasury Stock                                    (4,625)                  (9,437)
   Issuance of Stock Under Stock Option Plans                        1,638                    3,199
                                                                ----------               ----------
   Cash Provided by Financing Activities                             6,912                    4,525
                                                                ----------               ----------

   Decrease in Cash                                                     (8)                      (5)
   Cash at Beginning of Year                                            99                       95
                                                                ----------               ----------
   Cash at End of Period                                        $       91               $       90
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

The Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the 1999 segment information have been reclassified to conform to the 2000 presentation.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the six months ended June 30, 2000 and 1999.

NOTE C: SEGMENT INFORMATION

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30                         June 30
                                                              ------------------------        -------------------------
                                                                2000            1999            2000             1999
                                                              ---------       ---------       ---------       ---------
                                                                                   (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
         Rental Purchase                                      $  72,203       $  61,322       $ 149,429       $ 119,428
         Rent-to-Rent                                            44,163          43,483          89,735          88,252
         Franchise                                                3,048           1,946           5,978           4,034
         Other                                                    1,782            (201)          2,606            (250)
Manufacturing                                                    13,022          14,901          30,470          29,244
Elimination of intersegment revenues                            (13,042)        (14,726)        (30,535)        (29,022)
Cash to accrual adjustments                                         734             639            (401)            (19)
                                                              ---------       ---------       ---------       ---------
                  Total revenues from external customers      $ 121,910       $ 107,364       $ 247,282       $ 211,667
                                                              =========       =========       =========       =========

EARNINGS BEFORE INCOME TAXES:
         Rental Purchase                                      $   3,872       $   5,353       $  10,438       $   9,388
         Rent-to-Rent                                             4,228           3,919           9,001          10,611
         Franchise                                                1,749             995           3,443           2,220
         Other                                                     (245)             66            (542)           (565)
         Manufacturing                                              711             420           1,423             472
                                                              ---------       ---------       ---------       ---------
Earnings before income taxes for reportable segments             10,315          10,753          23,763          22,126
Elimination of intersegment profit                                 (624)           (337)         (1,239)           (288)
Cash to accrual adjustments                                         901             569            (166)           (133)
Other allocations and adjustments                                   585            (370)            560            (311)
                                                              ---------       ---------       ---------       ---------
                  Total earnings before income taxes          $  11,177       $  10,615       $  22,918       $  21,394
                                                              =========       =========       =========       =========

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


RESULTS OF OPERATIONS:

QUARTER ENDED JUNE 30, 2000 VERSUS QUARTER ENDED JUNE 30, 1999:

Total revenues for the second quarter of 2000 increased $14.5 million (13.5%) to $121.9 million compared to $107.4 million in 1999 due primarily to a $9.3 million (11.6%) increase in rentals and fees revenues, plus a $4.0 million (15.9%) increase in sales. Of this increase in rentals and fees revenues, $7.9 million was attributable to the Aaron's Rental Purchase division which opened five new Company-operated stores in the second quarter of 2000. Rentals and fees revenues from the Company's rent-to-rent operations increased $1.4 million.

Revenues from retail sales decreased $87,000 (0.6%) to $14.5 million in 2000, from $14.6 million for the same period last year. This decrease was primarily due to a $614,000 decrease in sales of rental return merchandise in the Company's rent-to-rent operations partially offset by a $428,000 increase in rental return sales in the rental purchase division and a $63,000 increase in new sales. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $4.1 million (39.3%) to $14.4 million compared to $10.3 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the second quarter of 2000 increased $1.3 million (53.3%) to $3.7 million compared to $2.4 million in 1999. This increase was attributable to fees and royalties from franchise operations increasing $964,000 (58.3%) to $2.6 million compared to $1.7 million last year, reflecting a net increase of 43 franchised stores since the end of the second quarter of 1999 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales decreased $169,000 (1.6%) to $10.2 million compared to $10.4 million last year, and as a percentage of retail sales, decreased slightly to 70.1% from 70.9%. Cost of sales from non-retail sales increased $3.8 million (39.5%) to $13.4 million from $9.6 million, and as a percentage of sales, increased slightly to 93.2% from 93.1%.

Operating expenses increased $5.4 million (10.7%) to $55.6 million from $50.2 million. As a percentage of total revenues, operating expenses were 45.6% in 2000 and 46.8% in 1999. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division.

Depreciation of rental merchandise increased $4.5 million (17.5%) to $30.2 million, from $25.7 million, and as a percentage of total rentals and fees, increased slightly to 33.9% from 32.1%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $455,000 (52.8%) to $1.3 million compared to $862,000. As a percentage of total revenues, interest expense was 1.1% in 2000 compared to .80% in 1999. The increase in interest expense as a percentage of total revenues was due to slightly higher interest rates and higher debt levels in the second quarter of 2000.

Income tax expense increased $208,000 (5.1%) to $4.2 million for 2000 compared to $4.0 million for the same period in 1999. The Company's effective tax rate was 38.0% for the second quarter of 2000 compared to 38.1% in the second quarter of 1999.

As a result, net earnings increased $354,000 (5.4%) to $6.9 million in the second quarter of 2000 compared to $6.6 million for the same period in 1999. As a percentage of total revenues, net earnings were 5.7% in the current quarter as compared to 6.1% for the same period last year.

The weighted average number of shares outstanding during the second quarter of 2000 was 19,790,000 compared to 20,040,000 (19,905,000 versus 20,445,000 assuming dilution) for the same period last year.

Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999:

Total revenues for the first six months of 2000 increased $35.6 million (16.8%) to $247.3 million compared to $211.7 million in 1999 due primarily to a $19.5 million (12.4%) increase in rentals and fees revenues, plus a $13.7 million (27.7%) increase in sales. Of this increase in rentals and fees revenues, $16.8 million was attributable to the Aaron's Rental Purchase division which opened 18 new Company-operated stores in the first six months of 2000. Rentals and fees revenues from the Company's rent-to-rent operations increased $2.7 million.

Revenues from retail sales increased $755,000 (2.4%) to $31.8 million in 2000, from $31.1 million for the same period last year. This increase was primarily due to increased sales of new and rental return merchandise in the Company's rental purchase operations primarily offset by a decrease of rental return sales in the rent-to-rent operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $12.9 million (70.6%) to $31.2 million compared to $18.3 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the second quarter of 2000 increased $2.4 million (47.8%) to $7.5 million compared to $5.0 million in 1999. This increase was attributable to fees and royalties from franchise operations increasing $1.6 million (46.6%) to $5.0 million compared to $3.4 million last year, reflecting a net increase of 43 franchised stores since the end of the second quarter of 1999 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $206,000 (0.9%) to $22.4 million compared to $22.2 million last year, and as a percentage of retail sales, decreased slightly to 70.4% from 71.5%. Cost of sales from non-retail sales increased $11.9 million (70.2%) to $28.9 million from $17.0 million, and as a percentage of sales, decreased slightly to 92.6 % from 92.8%.

Operating expenses increased $13.1 million (13.2%) to $112.0 million from $98.9 million. As a percentage of total revenues, operating expenses were 45.3% in 2000 and 46.7% in 1999. Operating expenses decreased as a percentage of total revenues between periods primarily due to increased revenues in the Aaron's Rental Purchase division.

Depreciation of rental merchandise increased $8.0 million (15.9%) to $58.5 million, from $50.5 million, and as a percentage of total rentals and fees, increased slightly to 33.1% from 32.1%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $868,000 (51.8%) to $2.5 million compared to $1.7 million. As a percentage of total revenues, interest expense was 1.0% in 2000 compared to 0.8% in 1999. The increase in interest expense as a percentage of total revenues was due to slightly higher interest rates and higher debt levels in the first six months of 2000.

Income tax expense increased $571,000 (7.0%) to $8.7 million for 2000 compared to $8.1 million for the same period in 1999. The Company's effective tax rate was 38.0% for both the first six months of 2000 and 1999.

As a result, net earnings increased $953,000 (7.2%) to $14.2 million in the first six months of 2000 compared to $13.3 million for the same period in 1999. As a percentage of total revenues, net earnings were 5.7% in the current period as compared to 6.3% for the same period last year.

The weighted average number of shares outstanding during the first six months of 2000 was 19,845,000 compared to 20,127,000 (19,998,000 versus 20,439,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of 2000, the Company paid a semi-annual dividend that was declared on November 3, 1999 of $.02 per share on both Common Stock and Class A Common Stock. On May 2, 2000, the Company declared a semi-annual dividend payable on July 6, 2000 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the six months ended June 30, 2000 and 1999 was $75.3 million and $67.6 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At June 30, 2000, an aggregate of $80.8 million was outstanding under this facility, bearing interest at an average rate of 7.17%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At June 30, 2000, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93%.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for at least the next 24 months.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 2, 2000 in Atlanta, Georgia, at which the following matter was submitted to a vote of the shareholders:

         Votes cast for or withheld regarding the election of nine (9) Directors for a term of one (1) year were as follows:

Name of Nominee                                                               For              Withheld
---------------                                                            ---------           --------
R.C. Loudermilk, Sr.                                                       3,718,599             125
Gilbert L. Danielson                                                       3,718,599             125
Earl Dolive                                                                3,718,619             105
Robert C. Loudermilk, Jr.                                                  3,718,599             125
Ronald W. Allen                                                            3,718,619             105
Leo Benatar                                                                3,718,619             105
Ingrid Sanders Jones                                                       3,718,619             105
J. Rex Fuqua                                                               3,718,619             105
M. Collier Ross                                                            3,718,619             105


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  The following exhibits are furnished herewith:

           Exhibit
           Number                                            Description of Exhibit
           ------                                            ----------------------
            27                                       Financial Data Schedule (for SEC use only)


            10(J)                                    Amended and Restated Loan Facility Agreement


         (b) No reports on Form 8-K were filed by the Registrant during the six months ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AARON RENTS, INC.
                                                 (Registrant)



Date -  August 14, 2000                          /s/ Gilbert L. Danielson
                                                 ------------------------------
                                                 Gilbert L. Danielson
                                                 Executive Vice President
                                                 Chief Financial Officer


Date - August 14, 2000                           /s/ Robert P. Sinclair, Jr.
                                                 ------------------------------
                                                 Robert P. Sinclair, Jr.
                                                 Vice President
                                                 Corporate Controller