Form 10-Q
period 2000-09-30
AARON RENTS INC
filed 2000-11-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

          SEPTEMBER 30, 2000                            0-12385
          ------------------                            -------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding as of
          Title of Each Class                          November 8, 2000
          -------------------                          ----------------
     Common Stock, $.50 Par Value                        16,024,541
 Class A Common Stock, $.50 Par Value                     3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                 September 30            December 31,
                                                                                      2000                   1999
                                                                                 ------------            ------------
                                                                                  (In thousands, except share data)
ASSETS
Cash                                                                             $         90            $         99
Accounts Receivable                                                                    25,436                  21,030
Rental Merchandise                                                                    358,854                 316,294
Less: Accumulated Depreciation                                                       (109,708)                (96,463)
                                                                                 ------------            ------------
                                                                                      249,146                 219,831
Property, Plant and Equipment, Net                                                     61,978                  55,918
Prepaid Expenses and Other Assets                                                      25,006                  21,530
                                                                                 ------------            ------------

Total Assets                                                                     $    361,656            $    318,408
                                                                                 ============            ============

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                                            $     42,525            $     36,941
Dividends Payable                                                                                                 399
Deferred and Income Taxes Payable                                                      22,625                  14,410
Customer Deposits and Advance Payments                                                 10,686                  10,180
Bank Debt                                                                              82,033                  72,225
Other Debt                                                                              1,401                     535
                                                                                 ------------            ------------
      Total Liabilities                                                               159,270                 134,690

Commitments & Contingencies

Shareholders' Equity
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                                         9,135                   9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                                          2,681                   2,681
   Additional Paid-in Capital                                                          53,665                  54,181
   Retained Earnings                                                                  179,832                 159,313
                                                                                 ------------            ------------
                                                                                      245,313                 225,310

Less: Treasury Shares at Cost,
   Common Stock,  2,246,446 Shares
      at September 30, 2000 and 2,177,956 Shares
      at December 31, 1999                                                            (28,691)                (27,356)
   Class A Common Stock, 1,532,255 Shares at
      September 30, 2000 and December 31, 1999                                        (14,236)                (14,236)
                                                                                 ------------            ------------

      Total Shareholders' Equity                                                      202,386                 183,718
                                                                                 ------------            ------------

Total Liabilities & Shareholders' Equity                                         $    361,656            $    318,408
                                                                                 ============            ============


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                           ----------------------------        ----------------------------
                                                   September 30,                      September 30,
                                           ----------------------------        ----------------------------
                                              2000              1999              2000              1999
                                           ----------        ----------        ----------        ----------
                                                      (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                         $   89,460        $   79,963        $  266,231        $  237,204
  Retail Sales                                 16,466            16,160            48,301            47,240
  Non-Retail Sales                             15,237            10,334            46,459            28,639
  Other                                         3,687             2,922            11,141             7,963
                                           ----------        ----------        ----------        ----------
                                              124,850           109,379           372,132           321,046
                                           ----------        ----------        ----------        ----------
COSTS AND EXPENSES:
  Retail Cost of Sales                         11,516            11,675            33,940            33,893
  Non-Retail Cost of Sales                     14,219             9,886            43,124            26,865
  Operating Expenses                           56,293            51,349           168,302           150,272
  Depreciation
     of Rental Merchandise                     30,610            25,556            89,092            76,033
  Interest                                      1,413             1,053             3,957             2,729
                                           ----------        ----------        ----------        ----------
                                              114,051            99,519           338,415           289,792
                                           ----------        ----------        ----------        ----------
EARNINGS BEFORE
  TAXES                                        10,799             9,860            33,717            31,254

INCOME TAXES                                    4,093             3,752            12,804            11,892
                                           ----------        ----------        ----------        ----------

NET EARNINGS                               $    6,706        $    6,108        $   20,913        $   19,362
                                           ==========        ==========        ==========        ==========

EARNINGS PER SHARE                         $      .34        $      .30        $     1.05        $      .96
                                           ----------        ----------        ----------        ----------

EARNINGS PER SHARE
   ASSUMING DILUTION                       $      .34        $      .30        $     1.05        $     0.94
                                           ----------        ----------        ----------        ----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                            $       --        $       --        $      .02        $      .02
                                           ----------        ----------        ----------        ----------
   Class A Common Stock                    $       --        $       --        $      .02        $      .02
                                           ----------        ----------        ----------        ----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                           19,834            20,078            19,841            20,111
                                           ==========        ==========        ==========        ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                            19,938            20,393            19,980            20,495
                                           ==========        ==========        ==========        ==========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  ----------------------------------
                                                                     2000                   1999
                                                                  -----------            -----------
                                                                           (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                   $    20,913            $    19,362
   Depreciation and Amortization                                       98,060                 83,783
   Deferred Income Taxes                                                8,215                    307
   Change in Accounts Payable and
      Accrued Expenses                                                  5,584                    208
   Change in Accounts Receivable                                       (4,406)                (1,886)
   Other Changes, Net                                                   2,814                 (2,190)
                                                                  -----------            -----------
   Cash Provided by Operating Activities                              131,180                 99,584
                                                                  -----------            -----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                         (19,670)               (17,686)
   Book Value of Property Retired or Sold                               6,059                  7,083
   Additions to Rental Equipment                                     (201,212)              (158,299)
   Book Value of Rental Equipment Sold                                 85,673                 73,257
   Contracts and Other Assets Acquired                                (10,069)               (10,125)
                                                                  -----------            -----------
   Cash Used by Investing Activities                                 (139,219)              (105,770)
                                                                  -----------            -----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                           142,527                134,858
   Repayments on Revolving Credit Agreement                          (132,719)              (118,773)
   Increase in Other Debt                                                 866                     17
   Dividends Paid                                                        (793)                  (816)
   Acquisition of Treasury Stock                                       (4,625)               (12,553)
   Issuance of Stock Under Stock Option Plans                           2,774                  3,456
                                                                  -----------            -----------
   Cash Provided by Financing Activities                                8,030                  6,189
                                                                  -----------            -----------

   Decrease in Cash                                                        (9)                     3
   Cash at Beginning of Year                                               99                     95
                                                                  -----------            -----------
   Cash at End of Period                                          $        90            $        98
                                                                  ===========            ===========



See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of September 30, 2000, and the Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. Certain amounts in the 1999 segment information have been reclassified to conform to the 2000 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of derivatives of the hedged assets, liabilities, or firm commitments through earnings or recognized in comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company is required to adopt Statement 133 in 2001, however, management does not expect its adoption to have a significant impact on the Company's financial position or results of operations.

NOTE B: COMPREHENSIVE INCOME

There were no differences between net income and comprehensive income for the nine months ended September 30, 2000 and 1999.

NOTE C:  SEGMENT INFORMATION

                                                                    Three Months Ended                Nine Months Ended
                                                                ---------------------------     ---------------------------
                                                                    2000           1999            2000            1999
                                                                -----------     -----------     -----------     -----------
                                                                                       (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS
   Rental Purchase                                              $    76,480     $    62,254     $   225,909     $   181,682
   Rent-to-Rent                                                      44,839          43,436         134,574         130,754
   Franchise                                                          3,196           2,330           9,174           6,364
   Other                                                              1,045             154           3,651             838
Manufacturing                                                        11,596          12,583          42,066          41,827
Elimination of intersegment revenues                                (11,676)        (12,154)        (42,211)        (41,176)
Cash to accrual adjustments                                            (630)            776          (1,031)            757
                                                                -----------     -----------     -----------     -----------
          Total revenues from external customers                $   124,850     $   109,379     $   372,132     $   321,046
                                                                ===========     ===========     ===========     ===========



EARNINGS BEFORE INCOME TAXES:
   Rental Purchase                                              $     4,447     $     4,446     $    14,885     $    15,057
   Rent-to-Rent                                                       4,040           2,751          13,041          12,139
   Franchise                                                          2,000           1,335           5,443           3,555
   Other                                                               (191)           (236)           (733)           (801)
   Manufacturing                                                        (65)             86           1,358             558
                                                                -----------     -----------     -----------     -----------
Earnings before income taxes for reportable segments                 10,231           8,382          33,994          30,508
Elimination of intersegment profit                                      132             (10)         (1,107)           (298)
Cash to accrual adjustments                                            (604)            789            (770)            656
Other allocations and adjustments                                     1,040             699           1,600             388
                                                                -----------     -----------     -----------     -----------
          Total earnings before income taxes                    $    10,799     $     9,860     $    33,717     $    31,254
                                                                ===========     ===========     ===========     ===========

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


RESULTS OF OPERATIONS:

QUARTER ENDED SEPTEMBER 30, 2000 VERSUS QUARTER ENDED SEPTEMBER 30, 1999:

Total revenues for the third quarter of 2000 increased $15.5 million (14.1%) to $124.9 million compared to $109.4 million in 1999 due primarily to a $9.5 million (11.9%) increase in rentals and fees revenues, plus a $5.2 million (19.7%) increase in sales. Of this increase in rentals and fees revenues, $8.1 million was attributable to the Aaron's Rental Purchase division which added sixteen Company-operated stores in the third quarter of 2000. Rentals and fees revenues from the Company's rent-to-rent operations increased $1.4 million.

Revenues from retail sales increased $306,000 (1.9%) to $16.5 million in 2000, from $16.2 million for the same period last year. This increase was primarily due to a $372,000 increase in sales of rental return merchandise in the Company's rent-to-rent operations and a $360,000 increase in rental return sales in the rental purchase division partially offset by a $447,000 decrease in new sales. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $4.9 million (47.4%) to $15.2 million compared to $10.3 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the third quarter of 2000 increased $765,000 (26.2%) to $3.7 million compared to $2.9 million in 1999. This increase was attributable to fees and royalties from franchise operations increasing $877,000 (38.7%) to $3.1 million compared to $2.3 million last year, reflecting a net increase of 40 franchised stores since the end of the third quarter of 1999 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales decreased $159,000 (-1.4%) to $11.5 million compared to $11.7 million last year, and as a percentage of retail sales, decreased slightly to 69.9% from 72.2%. This decrease was primarily the result of improved margins on the sale of both residential and office rental return merchandise. Cost of sales from non-retail sales increased $4.3 million (43.8%) to $14.2 million from $9.9 million, and as a percentage of non-retail sales, decreased slightly to 93.3% from 95.7%.

Operating expenses increased $4.9 million (9.6%) to $56.3 million from $51.3 million. As a percentage of total revenues, operating expenses were 45.1% in 2000 and 46.9% in 1999. Operating expenses decreased as a percentage of total revenues between quarters primarily due to increased revenues in the Aaron's Rental Purchase division.

Depreciation of rental merchandise increased $5.1 million (19.8%) to $30.6 million, from $25.6 million, and as a percentage of total rentals and fees, increased to 34.2% from 32.0%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $360,000 (34.2%) to $1.4 million compared to $1.1 million. As a percentage of total revenues, interest expense was 1.1% in 2000 compared to 1.0% in 1999. The increase in interest expense as a percentage of total revenues was due to slightly higher interest rates and higher debt levels in the third quarter of 2000.

Income tax expense increased $341,000 (9.1%) to $4.1 million for 2000 compared to $3.8 million for the same period in 1999. The Company's effective tax rate was 37.9% for the third quarter of 2000 compared to 38.1% in the third quarter of 1999.

As a result, net earnings increased $598,000 (9.8 %) to $6.7 million in the third quarter of 2000 compared to $6.1 million for the same period in 1999. As a percentage of total revenues, net earnings were 5.4% in the current quarter as compared to 5.6% for the same period last year.

The weighted average number of shares outstanding during the third quarter of 2000 was 19,834,000 compared to 20,078,000 (19,938,000 versus 20,393,000 assuming dilution) for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1999:

Total revenues for the first nine months of 2000 increased $51.1 million (15.9%) to $372.1 million compared to $321.0 million in 1999 due primarily to a $29.0 million (12.2%) increase in rentals and fees revenues, plus a $18.9 million (24.9%) increase in sales. Of this increase in rentals and fees revenues, $24.9 million was attributable to the Aaron's Rental Purchase division which added 35 Company-operated stores in the first nine months of 2000. Rentals and fees revenues from the Company's rent-to-rent operations increased $4.2 million.

Revenues from retail sales increased $1.1 million (2.2%) to $48.3 million in 2000, from $47.2 million for the same period last year. This increase was primarily due to increased sales of new and rental return merchandise in the Company's rental purchase operations partially offset by a decrease of rental return sales in the rent-to-rent operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Rental Purchase franchisees, increased $17.8 million (62.2%) to $46.5 million compared to $28.6 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first nine months of 2000 increased $3.2 million (39.9%) to $11.1 million compared to $8.0 million in 1999. This increase was attributable to fees and royalties from franchise operations increasing $2.8 million (45.3%) to $9.0 million compared to $6.2 million last year, reflecting a net increase of 40 franchised stores since the end of the third quarter of 1999 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales remained unchanged at $33.9 million, and as a percentage of retail sales, decreased to 70.3% from 71.7%. This decrease was primarily the result of improved margins on the sale of both residential and office rental return merchandise. Cost of sales from non-retail sales increased $16.3 million (60.5%) to $43.1 million from $26.9 million, and as a percentage of sales, decreased slightly to 92.8% from 93.8%.

Operating expenses increased $18.0 million (12.0%) to $168.3 million from $150.3 million. As a percentage of total revenues, operating expenses were 45.2% in 2000 and 46.8% in 1999. Operating expenses decreased as a percentage of total revenues between periods primarily due to increased revenues in the Aaron's Rental Purchase division.

Depreciation of rental merchandise increased $13.1 million (17.2%) to $89.1 million, from $76.0 million, and as a percentage of total rentals and fees, increased to 33.5% from 32.1%. The increase as a percentage of revenues is primarily due to a greater percentage of the Company's rentals and fees coming from the Aaron's Rental Purchase division, which depreciates its rental merchandise at a faster rate than the Rent-to-Rent division.

Interest expense increased $1.2 million (45.0%) to $4.0 million compared to $2.7 million. As a percentage of total revenues, interest expense was 1.1% in 2000 compared to 1.0% in 1999. The increase in interest expense as a percentage of total revenues was due to slightly higher interest rates and higher debt levels in the first nine months of 2000.

Income tax expense increased $912,000 (7.7%) to $12.8 million for 2000 compared to $11.9 million for the same period in 1999. The Company's effective tax rate was 38.0 % for the first nine months of 2000 versus 38.1%for the same period in 1999.

As a result, net earnings increased $1.6 million (8.0%) to $20.9 million in the first nine months of 2000 compared to $19.4 million for the same period in 1999. As a percentage of total revenues, net earnings were 5.6% in the current period as compared to 6.0% for the same period last year.

The weighted average number of shares outstanding during the first nine months of 2000 was 19,841,000 compared to 20,111,000 (19,980,000 versus 20,495,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 2000, the Company paid a semi-annual dividend that was declared on November 3, 1999 of $.02 per share on Common Stock and Class A Common Stock. On May 2, 2000, the Company declared a semi-annual dividend which was paid on July 6, 2000 of $.02 per share on Common Stock and Class A Common Stock.

Cash flow from operations for the nine months ended September 30, 2000 and 1999 was $131.2 million and $99.6 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Rental Purchase stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. The revolving credit agreement provides for unsecured borrowings up to $90.0 million which includes a $6.0 million credit line to fund daily working capital requirements. At September 30, 2000, an aggregate of $82.0 million was outstanding under this facility, bearing interest at an average rate of 7.12%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At September 30, 2000, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93%.

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



                                            AARON RENTS, INC.
                                            (Registrant)



Date -  November 13, 2000                  /s/ GILBERT L. DANIELSON
                                           -----------------------------------
                                           Gilbert L. Danielson
                                           Executive Vice President
                                           Chief Financial Officer




Date - November 13, 2000                   /s/ ROBERT P. SINCLAIR, JR.
                                           -----------------------------------
                                           Robert P. Sinclair, Jr.
                                           Vice President
                                           Corporate Controller

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  The following exhibits are furnished herewith:


           Exhibit
           Number                                            Description of Exhibit
           ------                                            ----------------------
            27                                       Financial Data Schedule (for SEC use only)


         (b) No reports on Form 8-K were filed by the Registrant during the nine months ended September 30, 2000.