Form 10-K
period 2000-12-31
AARON RENTS INC
filed 2001-03-30
CIK 706688

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED                                     COMMISSION FILE NO.
December 31, 2000                                            0-12385

                                AARON RENTS, INC.
             (Exact name of registrant as specified in its charter)

                GEORGIA                                         58-0687630
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     309 E. PACES FERRY ROAD, N.E.
            ATLANTA, GEORGIA                                    30305-2377
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

    Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 22, 2001: $231,355,099 See Item 12.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     SHARES OUTSTANDING AS OF
       TITLE OF EACH CLASS                               MARCH 22, 2001
       -------------------                           ------------------------
Common Stock, $.50 Par Value                               16,041,161
Class A Common Stock, $.50 Par Value                        3,829,506

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 2000 Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II of this Form 10-K.

    Portions of the registrant's definitive proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

===============================================================================

PART I.

ITEM 1.  BUSINESS

GENERAL

Aaron Rents, Inc. is a U.S. leader in the sales & lease ownership and rent-to-rent industries with 554 stores in 42 states and Puerto Rico. The Company offers both individual and business customers a wide range of residential and office furniture, accessories, consumer electronics, and household appliances for lease, rental, and sale. The Company's major operating divisions are the Aaron's Sales & Lease Ownership division, (formerly Aaron's Rental Purchase division) the Aaron Rents' Rent-to-Rent division, and the MacTavish Furniture Industries division, which manufactures much of the furniture rented and/or sold in the Company's stores. Aaron Rents' strategic focus is on expanding its higher growth sales & lease ownership business while also growing its rent-to-rent business in selected markets.

At December 31, 2000, Aaron Rents had 361 Company-operated stores and 193 franchised stores in 42 states and Puerto Rico. There were 263
Company-operated sales & lease ownership stores in its Aaron's Sales & Lease Ownership division, 193 Aaron's Sales & Lease Ownership franchised stores and 98 rent-to-rent stores in its Aaron Rents' Rent-to-Rent division.

The Aaron's Sales & Lease Ownership division focuses on providing durable household goods to lower to middle income consumers with limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. The Company's sales & lease ownership program allows customers to obtain merchandise without incurring additional debt or long-term obligations. Management believes that the segment of the U.S. population which its sales & lease ownership division targets is large and that the needs of these customers generally are underserved.

In 1992 the Company began franchising Aaron's Sales & Lease Ownership stores in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly, increase its name exposure in new markets and achieve economies of scale in purchasing, manufacturing and advertising for its sales & lease ownership stores. The Company opened 40, 41 and 47 franchised sales & lease ownership stores in 1998, 1999 and 2000, respectively.

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

The Company has grown significantly in recent years. Its growth is attributed to the opening of Company-operated and franchised sales & lease ownership stores, as well as to the expansion of its rent-to-rent business and selected acquisitions. Total revenues have increased from $237.8 million for calendar year 1995 to $502.9 million for calendar year 2000, and earnings before income taxes increased from $21.3 million in calendar year 1995 to $43.9 million in 2000, representing a 16.2% and 15.6% compound annual growth rate in the Company's revenues and earnings before income taxes, respectively. The increase in revenues was driven by a significant increase in sales & lease ownership revenues, which increased from $90.1 million for 1995 to $325.8 million for 2000, representing a 29.3% compound annual growth rate.

The Company believes it possesses a valuable brand name in the rental business, as well as operating characteristics which differentiate it from its competitors. For instance, the Company's sales & lease ownership concept is unique in offering 12-month lease ownership agreements, larger and more attractive store showrooms and a wider selection of merchandise. In the rent-to-rent business, the Company believes that its ability to deliver residential and office furniture and equipment to its customers quickly and efficiently gives the Company an advantage over furniture retailers who often require several weeks to effect delivery. By having its own manufacturing capabilities, an extensive distribution network and sophisticated management information systems, the Company is well-positioned to meet the distinct needs of its sales & lease ownership and rent-to-rent customers.

INDUSTRY OVERVIEW

The Rent-to-Own Industry

According to the Association of Progressive Rental Organizations ("APRO"), the national trade association representing the rent-to-own industry, there are approximately 8,000 rent-to-own stores in the United States. Industry-wide revenues are believed to be approximately $5.0 billion.

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

The rent-to-own industry is a growing segment of the retail industry that offers an alternative to traditional methods of acquiring furniture, electronics and appliances. The rent-to-own concept is particularly popular with consumers who are unable to pay for merchandise in cash or who lack the credit to qualify under conventional financing programs. It is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise, or desire to try out a particular brand or model before purchasing it. Historically, electronic goods have been the dominant product category rented and sold in the industry although furniture items are growing in popularity.

The Company believes its sales & lease ownership concept differs significantly from the typical rent-to-own program. Compared to typical rent-to-own stores, Aaron's Sales & Lease Ownership stores offer shorter agreement terms which are payable on a monthly basis and have generally lower total payments to acquire merchandise. Aaron's Sales & Lease Ownership stores offer a larger selection of merchandise in general and of furniture merchandise in particular, and have a larger and more visually appealing store layout. The Company believes that its sales & lease ownership customers demand both higher quality merchandise and more competitive pricing on total agreement terms compared to the typical rent-to-own customer.

The Company's sales & lease ownership transactions differ from sales by home furnishings retailers in that sales & lease ownership allows the option, but not the obligation, to purchase merchandise while paying a similar "all-in" agreement price. Sales & lease ownership allows the customer to have the item serviced free of charge or replaced at any time during the rental agreement, and allows the Company to re-rent an item to another customer if the agreement does not go to term.

The Company's sales & lease ownership operations differ from the rent-to-rent business. A typical sales & lease ownership customer, while usually lacking the cash or credit resources to acquire merchandise, desires the option of ownership and may have the intention to utilize sales & lease ownership to achieve ownership. Accordingly, in sales & lease ownership transactions, the customer is willing to pay a higher monthly payment for the ownership option, as compared to the rent-to-rent customer. Typically, the Company's sales & lease ownership customers are more style and brand name conscious than rent-to-rent customers who regard the merchandise as temporary. Aaron's Sales & Lease Ownership stores are attractively appointed and are typically in or near a shopping center strategically located near the residences of its target customers, as opposed to the rent-to-rent store whose typical location is in an office park that services destination customers from a broad geographical area.

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

GROWTH AND OPERATING STRATEGIES

Aaron Rents is expanding its business through growth strategies that focus on the opening of additional Company-operated rent-to-rent and sales & lease ownership stores, and franchised sales & lease ownership stores. In addition, the Company seeks to enhance profitability through operating strategies which differentiate the Company from its competitors and improve operating efficiencies. The key elements of the Company's growth and operating strategies are summarized below.

Growth Strategies

- EXPAND COMPANY-OPERATED SALES & LEASE OWNERSHIP OPERATIONS IN SELECTED GEOGRAPHIC MARKETS. The Company's strategy is to open sales & lease ownership stores in the Company's existing and selected new geographic markets where it can cluster stores to realize the benefits of economies of scale in marketing and distribution and other operating efficiencies. In accordance with this strategy the Company acquired at the end of 2000 a total of 26 store locations formerly operated by one of the nation's largest furniture retailers, providing the opportunity to accelerate store-opening plans in the first two quarters of 2001 by serving a customer base already familiar with those locations.

- EXPAND AARON'S SALES & LEASE OWNERSHIP FRANCHISE PROGRAM. The Company uses its franchise program to place Aaron's Sales & Lease Ownership stores primarily in selected markets where the Company has no immediate plans to enter. The Company believes that its franchise program allows the Company to grow more quickly and increase its name exposure in new markets. In addition, the larger number of systemwide sales & lease ownership stores enables the Company and its franchisees to realize economies of scale in purchasing, manufacturing and advertising for its sales & lease ownership stores. Franchise fees and royalties also represent a growing source of revenues for the Company.

- EXPAND RENT-TO-RENT OPERATIONS. The Company believes that there are growth opportunities in the rent-to-rent market, particularly in the business sector. In 2000, Rent-To-Rent's office division had a large increase of customers that leased and purchased office systems. The division has adapted its sales and marketing efforts to gain additional share of the office division market. The Company believes that its rent-to-rent business will continue to provide the Company with cash flow to finance a significant amount of the planned expansion of the Aaron's Sales & Lease Ownership division.

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

- DIFFERENTIATE AARON'S SALES & LEASE OWNERSHIP CONCEPT. The Company believes that the success of its sales & lease ownership operations is attributable to its distinctive approach to the business that sets it apart from its rent-to-own and credit retail competitors. The Company has pioneered innovative approaches to meeting changing customer needs that differ from those of its competitors - such as offering 12-month lease ownership agreements which result in a lower "all-in" price, larger and more attractive store showrooms, and a wider selection of merchandise. Most sales & lease ownership customers make their payments in person, and the Company uses these frequent visits to strengthen customer relationships and make sales & lease ownership customers feel welcome in the Company's stores.

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

- UTILIZE PROPRIETARY MANAGEMENT INFORMATION SYSTEMS. The Company has developed proprietary computerized information systems to systematically pursue cash collections and merchandise returns and to match inventory with demand. Each of the Company's stores, including franchised sales & lease ownership stores, is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. Its separate systems are tailored to meet the distinct needs of the Company's sales & lease ownership and rent-to-rent operations.

OPERATING DIVISIONS

Sales & Lease Ownership - Aaron's Sales & Lease Ownership

The Company established its Aaron's Sales & Lease Ownership division in 1987. At December 31, 2000, there were 263 Company-operated Aaron's Sales & Lease Ownership stores in 24 states and 193 franchised Aaron's Sales & Lease Ownership stores in 37 states. The Company has developed a distinctive concept for its Aaron's Sales & Lease Ownership stores with specific merchandising selection and store layout, pricing and agreement terms for the customers it seeks to attract. The Company believes that these features create a store and sales & lease ownership concept that is significantly different from the operations of most other rent-to-own stores, the Company's traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

The typical Aaron's Sales & Lease Ownership store layout consists of a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting new locations for Aaron's Sales & Lease Ownership stores, the Company generally looks for sites in well-maintained strip shopping centers strategically located within ten miles of established working class neighborhoods and communities with good access. Many of the Company's stores are placed near existing stores of competitors. Each sales & lease ownership store maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within 15 miles of the store. The Company emphasizes a broad selection of brand name products for its electronics and appliance items, and offers customers a wide selection of furniture, including furniture manufactured by the Company's MacTavish Furniture Industries division. Aaron's Sales & Lease Ownership stores also offer computers and jewelry.

Aaron's Sales & Lease Ownership stores structure the pricing of merchandise to be less expensive than similar items offered by other rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Approximately 79% of the Company's sales & lease ownership agreements have monthly payments as compared to the industry standard weekly payments, and most monthly agreements are for 12 months compared to the industry standard of 18 to 24 months of weekly payments. Approximately 40% of Aaron's Sales & Lease Ownership agreements go to term in which the customer obtains ownership of the merchandise in contrast to an industry average of less than 25%. The merchandise from the agreements that do not go to term is either re-rented or sold.

Aaron's Sales & Lease Ownership Franchise Program

The Company began franchising Aaron's Sales & Lease Ownership stores in selected markets in 1992, and has continued to attract many franchisees. It is not anticipated that franchised stores will compete with Company-operated stores, as franchises are primarily awarded in markets into which the Company has no presence and no current plans to expand. As of December 31, 2000, 339 franchises had been sold to 68 franchisees, and 193 franchise stores were open. The Company believes that its relations with its franchisees are good.

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

The Company assists each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron's Sales & Lease Ownership concept, one of the Company's Pre-Opening Directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, the Company helps in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, the Company provides assistance in assuring that the design and decor of the showroom is consistent with the Company's requirements. The Company also leases the exterior signage to the franchisee, and assists with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

The Company has an arrangement with a syndicate of banks to provide financing to qualifying franchisees to assist with the establishment and operation of their stores. A primary component of the financing program is an inventory financing plan which provides franchisees with the capital to purchase inventory. For qualified established franchisees, the Company has arranged for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. The Company guarantees a portion of amounts outstanding under the franchisee financing programs.

All franchisees are required to complete a comprehensive training program and to operate their franchised Aaron's Sales & Lease Ownership stores in compliance with the Company's policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees are not required to purchase their rental merchandise from the Company, although many do so in order to take advantage of bulk purchasing discounts and favorable delivery terms. Many also purchase their rental furniture from the Company's MacTavish Furniture Industries facilities.

The Company conducts a financial audit of its franchise stores every six to 12 months and also conducts regular operational audits, generally visiting each franchise store almost as often as it visits its Company-owned stores. In addition, the Company's proprietary management information system links each store to corporate headquarters.

Rent-to-Rent - Aaron Rents and Sells Furniture

The Company has been in the rent-to-rent business for over 40 years and is the second largest furniture rent-to-rent company in the United States. The core rent-to-rent business accounted for approximately 35% of the Company's total revenues for the year ended December 31, 2000. The Company rents new and rental return merchandise to both the individual and the business segments of the rent-to-rent industry, with a growing focus on rentals of residential and office furniture to business customers. As of December 31, 2000, the Company operated 98 rent-to-rent stores in 21 states.

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

Items held for rent, whether new or rental return, are available for purchase and lease purchase at all rent-to-rent stores. Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. The Company believes that its ability to obtain and deliver office furniture and equipment to its customers quickly and efficiently gives the Company an advantage over general office furniture retailers who often require several weeks to effect delivery.

The Company generally sells rental return merchandise at its stores at or above its book value (cost less depreciation) plus selling expenses, a price which is usually considerably lower than the price for comparable new merchandise. Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as rental return merchandise, the Company has the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.

FURNITURE MANUFACTURING

The Company believes that its manufacturing capability gives it a strategic advantage over its competitors by enabling the Company to control the quality, cost, timing, styling, durability and quantity of its furniture rental products. As the only major furniture rental company that manufactures its own furniture, the Company believes its 707,000 square feet of manufacturing facilities provide it more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers. The Company's MacTavish Furniture Industries division has manufactured furniture for the Company's stores since 1971. The division has six furniture manufacturing plants, four bedding manufacturing facilities and one lamp manufacturing facility which supply approximately one half of the furniture and accessories rented or sold by the Company. The Company's manufacturing plants have the capacity to meet the Company's needs for the foreseeable future. The Company also manufactures lamps for selected national retailers.

MacTavish Furniture Industries manufactures upholstered living-room furniture (including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers), bedding (including standard sizes of mattresses and box springs), and office furniture (including desks, credenzas, conference tables, bookcases and chairs). MacTavish has designed special features for the furniture it manufactures which make its furniture less expensive to produce, more durable and better equipped for frequent transportation than furniture purchased from third parties. These features include standardization of components; reduction of parts and features susceptible to wear or damage; more resilient foam; durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value; and devices which allow sofas to stand on end for easier and more efficient transport. MacTavish also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

The principal raw materials used by MacTavish in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywoods and hardwoods. All of these materials are purchased in the open market from sources not affiliated with the Company. The Company is not dependent on any single supplier, and none of the raw materials are in short supply.

STORE OPERATIONS

 Management

The Aaron's Sales & Lease Ownership division has nine regional managers supervised by two vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. The Company's rent-to-rent stores are organized geographically into three residential and three office regions, each supervised by a vice president. Presidents manage the sales & lease ownership, residential rent-to-rent, and office rent-to-rent divisions.

Stores are directly supervised by 48 sales & lease ownership district/city managers and 18 rent-to-rent regional managers. At the individual store level, the store manager is responsible for customer and credit relations, deliveries and pickups, warehouse and inventory management, and certain marketing efforts. Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

Executive management at the Company's headquarters directs and coordinates purchasing, financial planning and control, manufacturing, employee training, and new store site selection for the Company-operated stores. The Company's internal audit department conducts periodic audits of every store, including audits of Company-operated sales & lease ownership stores several times each year, and semi-annual audits of rent-to-rent stores and franchised sales & lease ownership stores. The Company's business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses vigilantly to contain costs. All invoices are paid out of the Company's headquarters in order to enhance fiscal accountability. The Company believes that its careful attention to the expense side of its operations has enabled it to maintain financial stability and profitability.

Management Information Systems

The Company utilizes computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software developed by the Company, each of the Company's stores is linked by computer directly to corporate headquarters, which enables headquarters to monitor the performance of each store on a daily basis. A different system is used to run the sales & lease ownership and rent-to-rent operations due to the significant differences in the businesses. At the store level, the store manager is better able to track inventory on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing and match customer needs with available inventory.

Rental Agreement Approval, Renewal and Collection

One of the keys to the success of the Company's Aaron's Sales & Lease Ownership operations is its ability to achieve timely cash collections. Individual store managers utilize the Company's computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their lease payments are due in order to encourage customers to keep their agreement current and in force (rather than having to return the merchandise for non-payment) and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in the sales & lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.

Each rent-to-rent store performs a credit check on most of its residential and business customers. The Company generally performs no formal credit check with respect to sales & lease ownership customers other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of the Company's agreements for residential and office merchandise require payments in advance, and the merchandise normally is picked up if a payment is significantly in arrears.

Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 2.1%, 1.9%, and 2.0% for the years ended December 31, 2000, 1999 and 1998. The Company does not extend credit to sales & lease ownership customers. For the same periods, net merchandise shrinkage for the Company as a percentage of combined rental revenues was 2.5%, 2.2% and 2.4%, respectively. The Company believes that its collection and repossession policies comply with applicable legal requirements, and the Company disciplines any employee that it discovers deviating from such policies.

Customer Service

The Company believes that customer service is one of the most important elements in the success of its sales & lease ownership and rent-to-rent businesses. Customer satisfaction is critical because the customer usually has the option of returning the rented merchandise at any time. The Company's goal is to make its customers feel positive about the Company and its products from the moment they enter the Company's showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, the Company fosters relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.

Because of the importance of customer service, the Company believes that a prerequisite for successful operations and growth is skilled, effective employees who value the Company's customers and project a genuine desire to serve the customers' needs. The Aaron Sales & Lease Ownership division has nine training facilities where store managers and employees cover all areas of the Company's operations, with a heavy emphasis on customer service. The rent-to-rent division's sales and management training programs have similar training conducted at the Company's Atlanta headquarters. The Company's policy of promoting from within aids in employee retention and commitment to the Company's customer service and other business philosophies, which also allows the Company to realize greater benefits from its employee training programs.

PURCHASING AND DISTRIBUTION

The Company's product mix is determined by store managers in consultation with the regional managers and regional vice presidents, based on an analysis of customer demands. In the Company's rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 93% of rent-to-rent rental revenues for the year ended December 31, 2000. In the Aaron's Sales & Lease Ownership division, electronics and appliances, furniture, computers and other accounted for approximately 57%, 35%, 6%, and 2%, respectively, of sales & lease ownership revenues for the year ended December 31, 2000. With approval from the applicable operating management, store managers send their orders to the sales & lease ownership or rent-to-rent purchasing department at headquarters. The applicable purchasing department reviews all purchase orders to determine whether merchandise needs may be satisfied out of existing inventory at other stores before contacting vendors. If inventory is available at other stores, the purchasing department arranges for inventory shipments between stores. Virtually all merchandise for the Company's stores is purchased by the Company's seven buyers, five of whom are solely responsible for sales & lease ownership merchandise.

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

Rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. Sales & lease ownership operations utilize distribution centers to control inventory. All sales & lease ownership stores order directly from the Company's six distribution centers located in Auburndale, Florida; Dallas and Houston, Texas; Duluth, Georgia; Columbus, Ohio; and Baltimore, Maryland with several other distribution centers to be opened in other regions of the United States in 2001. Sales & lease ownership stores typically have smaller warehouses with less inventory storage space than the Company's rent-to-rent stores. Vendors ship directly to the distribution centers.

Distribution centers result in freight savings from truckload discounts and a more efficient distribution of merchandise. The Company utilizes its tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

MARKETING AND ADVERTISING

In its sales & leasing operations, the Company relies heavily on national and local television advertising, direct mail and direct delivery of promotional materials. The Company focuses its television advertising on its highly successful "Dream Products" program. This program targets "dream" products such as large-screen televisions, home theater systems, leather upholstery, stainless steel refrigerators and top brand name washers and dryers. To help promote the Dream Products program the Company established a relationship with NASCAR, which reaches a prime audience in its demographic. The initial relationship was the title sponsorship of the NASCAR Busch Grand National Car Race at the Atlanta Motor Speedway- the nationally televised "Aaron's 312", named for Aaron's three ways to obtain merchandise and its unique 12-month plan. The second relationship established was a limited sponsorship of driver Michael Waltrip's #99 Aaron's Dream Machine in the Busch Grand National Series. The final relationship was a sponsorship of driver Johnny Benson's #10 Aaron's Dream Machine for the last half of the 2000 NASCAR Winston Cup Series. Sponsorship of Atlanta Braves games and other sports events also reach this market. Sales & lease ownership stores are located within neighborhood communities, and will typically distribute mass mailings of promotional material every two weeks, with the goal of reaching households within a specified radius of each store at least 12 times per year. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, the Company also utilizes local television and radio advertising for special promotions.

The Company markets its rent-to-rent operations through its outside sales staff to the local apartment communities, calling on their leasing agents, resident managers, and property managers. This group heavily influences the individual referral business as well as the corporate relocation professionals. The Company also markets to interim housing providers (that offer temporary housing) to corporations that relocate personnel around the country. The Company has a regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. The Company also relies on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrentsfurniture.com; www.aaronrents.com; www.shopaarons.com) to reach its customers and believes such advertising increases the Company's name recognition.

COMPETITION

The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. The Company believes that CORT Business Services Corporation and Globe Business Resources, Inc. are its most significant rent-to-rent competitors. The Company also competes in the rent-to-own and credit retail markets. The Company's two largest competitors in the rent-to-own market are Rent-A-Center, Inc. and Rent-Way, Inc. Heilig-Meyers Furniture is the Company's main competitor in the credit retail market.

Although definitive industry statistics are not available, management believes that the Company is one of the largest furniture rental companies in the United States. Management also believes that it generally has a favorable competitive position in that industry because of its manufacturing capabilities, prompt delivery, competitive pricing, name recognition and commitment to customer service.

GOVERNMENT REGULATION

The Company believes that 46 states specifically regulate rent-to-own or sales & lease ownership transactions, including states in which the Company currently operates Aaron's Sales & Lease Ownership stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to its customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to disclose the terms of its sales & lease ownership transactions as a matter of good business ethics and customer service.

At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation has been proposed from time to time to regulate the industry. Management cannot predict whether any such legislation will be enacted and what the impact of such legislation would be. Although the Company is unable to predict the results of these or any additional regulatory initiatives, the Company does not believe that the existing and proposed regulations will have a material adverse impact on the Company's sales & lease ownership or other operations.

The Company's Aaron's Sales & Lease Ownership franchise program is subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. The Company believes it is in material compliance with all applicable franchise laws.

EMPLOYEES

At December 31, 2000, the Company had approximately 3,900 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

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

Risks Associated with Expansion Strategy

An important part of the Company's growth strategy is the opening of new stores. The Company's ability to continue opening new stores will depend, among other things, upon its ability to hire management and personnel to staff the new stores, and to find suitable sites at reasonable rental rates to locate new stores. From time to time the Company also expects to pursue opportunistic acquisitions of sales & lease ownership and rent-to-rent operations. There can be no assurance that future acquisitions will be consummated on acceptable terms or that any acquired companies will be successfully integrated. While the Company believes that the market for its stores is underserved and offers attractive expansion opportunities, it does not know if consumer preferences will remain unchanged, or the extent to which its competitors may seek to serve the market.

Significant Competition

The Company's businesses are highly competitive. The Company competes in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. In the sales & lease ownership market, the Company's competitors include national, regional and local operators of rent-to-own stores and credit retailers. Some of these competitors may have significantly greater financial and operating resources, and in certain markets, greater name recognition, than the Company.

Risks Associated with Significant Government Regulation

The Company believes that 46 states specifically regulate rent-to-own and sales & lease ownership transactions, including states in which the Company currently operates Aaron's Sales & Lease Ownership stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by the Company and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. The Company's long-established policy in all states is to fully disclose the terms of its sales & lease ownership transactions as a matter of good business ethics and customer service. At the present time, no federal law specifically regulates the rent-to-own industry.

Federal legislation has been proposed from time to time to regulate the industry. Management cannot predict whether any such legislation will be enacted and what the impact of such legislation would be. Although the Company is unable to predict the results of these or any additional regulatory initiatives, the Company does not believe that the existing and previously proposed regulations would have a material adverse impact on the Company's sales & lease ownership or other operations.

The Company's Aaron's Sales & Lease Ownership franchise program is subject to Federal Trade Commission ("FTC") regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. The Company believes it is in material compliance with all applicable franchise laws.

Control by and Dependence Upon Principal Shareholder

R. Charles Loudermilk, Sr., the Company's Chief Executive Officer and Chairman of the Board, owns or controls over 60% of the Company's voting Class A Common Stock and approximately 14% of the non-voting Common Stock outstanding. As a result, Mr. Loudermilk will continue to be able to elect all the directors of, and otherwise effectively control, the Company. The Company believes that it has benefited substantially from Mr. Loudermilk's leadership and that if it were to lose his services at anytime in the near future such loss could have an adverse effect on the Company's business and operations.

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

The following table sets forth certain information regarding the Company's furniture manufacturing plants, bedding facilities, lamp manufacturing facility and distribution centers:

LOCATION                                            PRIMARY USE                SQUARE FT.
--------                                            -----------                ----------
Cairo, Georgia ................................     Furniture Manufacturing     192,000
Coolidge, Georgia .............................     Furniture Manufacturing      77,000
Coolidge, Georgia .............................     Furniture Manufacturing      43,000
Coolidge, Georgia .............................     Furniture Manufacturing      41,000
Quincy, Florida ...............................     Furniture Manufacturing      80,000
Sugarland, Texas ..............................     Furniture Manufacturing     153,000
Sun Valley, California ........................     Lamp and Accessory
                                                      Manufacturing              52,000
Cairo, Georgia ................................     Bedding Facility              8,000
Buford, Georgia ...............................     Bedding Facility             32,000
Houston, Texas ................................     Bedding Facility             13,000
Orlando, Florida ..............................     Bedding Facility             16,000
Auburndale, Florida ...........................     Sales & Lease Ownership
                                                      Distribution Center        85,000

Baltimore, Maryland............................     Sales & Lease Ownership
                                                      Distribution Center        99,000
Columbus, Ohio.................................     Sales & Lease Ownership
                                                      Distribution Center        99,000
Dallas, Texas..................................     Sales & Lease Ownership
                                                      Distribution Center        92,000
Duluth, Georgia................................     Sales & Lease Ownership
                                                      Distribution Center        67,000
Houston, Texas.................................     Sales & Lease Ownership
                                                      Distribution Center        70,000

The Company's executive and administrative offices occupy approximately 62,000 square feet in an 11-story, 87,000 square-foot office building that the Company owns in Atlanta. The Company leases most of the remaining space to third parties under leases with remaining terms averaging three years. All of the Company's facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The information presented under the caption "Common Stock Market Prices & Dividends" on page 27 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

(b) As of March 22, 2001, there were 291 holders of record of the Common Stock and 139 holders of record of the Class A Common Stock.

(c) The information presented under "Note D - Debt" on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference. During the year ended December 31, 2000, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

ITEM 6. SELECTED FINANCIAL DATA

The information presented under the caption "Selected Financial Information" on page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 and 15 and presented under "Note D - Debt" on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" on pages 16 through 26 of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2000, with respect to the identity, background and
Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2000, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2000, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2000, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in
Item 8 by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2000.

                                                                                                    REFERENCE PAGE
                                                                                                        ANNUAL
                                                                                                        REPORT
                                                                                                    TO SHAREHOLDERS
Consolidated Balance Sheets - December 31, 2000 and 1999 ..........................................       16

Consolidated Statements of Earnings - Years ended December 31, 2000, 1999 and 1998 ................       17

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998.....       17


Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998 ..............       18

Notes to Consolidated Financial Statements ........................................................    19-26

Report of Independent Auditors ....................................................................       26

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

               10(j)          Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 1999 (the "1999" 10-K"), which exhibit is incorporated by this reference.

               10(k)          Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as part of this Annual Report on Form 10-K.

               10(l)          Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and Southtrust Bank dated August 31, 2000, filed as part of this Annual Report on Form 10-K.

               10(m)          Loan Agreement between Fort Ben County Industrial Development Corporation and Aaron Rents,
                              Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project),
                              Series 2000 dated October 1, 2000, filed as part of this Annual Report on Form 10-K.

               10(n)          Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union
                              National Bank dated as of October 1, 2000, filed as part of this Annual Report on Form
                              10-K.

               10(o)          Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as
                              Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as part of this Annual Report on Form 10-K.

               13             Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended
                              December 31, 2000. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December
                              31, 2000 is not deemed to be filed as part of this Annual Report on Form 10-K.

               21             Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

               23             Consent of Ernst & Young LLP

------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.

  (b) Reports on Form 8-K - none

  (c) Exhibits listed in item 14 (a) (3) are included elsewhere in this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                        AARON RENTS, INC.

                                        By: /s/ GILBERT L. DANIELSON
                                           --------------------------
                                           Gilbert L. Danielson
                                           Executive Vice President
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.

            SIGNATURE                                    TITLE
            ---------                                    -----
  /s/ R. CHARLES LOUDERMILK, SR.              Chief Executive Officer (Principal Executive
-----------------------------------------     Officer) and Chairman of the Board of
      R. Charles Loudermilk, Sr.              Directors)

  /s/ ROBERT C. LOUDERMILK, JR.               President, Chief Operating Officer and
-----------------------------------------     Director
       Robert C. Loudermilk, Jr.

  /s/ GILBERT L. DANIELSON                    Executive Vice President, Chief Financial
-----------------------------------------     Officer and Director, (Principal
      Gilbert L. Danielson                    Financial Officer)

  /s/ ROBERT P. SINCLAIR, JR.                 Vice President, Corporate Controller,
-----------------------------------------     (Principal Accounting Officer)
     Robert P. Sinclair, Jr.

 /s/ WILLIAM K. BUTLER                        President, Aaron Sales & Lease Ownership
-----------------------------------------     Division, and Director
     William K. Butler

/s/ RONALD W. ALLEN                           Director
-----------------------------------------
    Ronald W. Allen

/s/ LEO BENATAR                               Director
-----------------------------------------
    Leo Benatar

 /s/ EARL DOLIVE                              Director
-----------------------------------------
      Earl Dolive

 /s/ J.REX FUQUA                              Director
-----------------------------------------
      J. Rex Fuqua

 /s/ INGRID SAUNDERS JONES                    Director
-----------------------------------------
      Ingrid Saunders Jones

 /s/ LTG. M. COLLIER ROSS USA (RET.)          Director
-----------------------------------------
     LTG M. Collier Ross USA (Ret.)