Form 10-Q
period 2001-03-31
AARON RENTS INC
filed 2001-05-11
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

     MARCH 31, 2001                                            0-12385
     --------------                                            -------
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

                                      Yes [X]
                                       No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as of
             Title of Each Class                               May 7, 2001
             -------------------                               -----------
        Common Stock, $.50 Par Value                            16,082,661
    Class A Common Stock, $.50 Par Value                         3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                             March 31,         December 31,
                                                               2001                2000
                                                            ----------         ------------
                                                           (In thousands, except share data)
ASSETS
Cash                                                        $       94          $       95
Accounts Receivable                                             23,402              23,637
Rental Merchandise                                             383,009             381,930
Less: Accumulated Depreciation                                (115,563)           (114,217)
                                                            ----------          ----------
                                                               267,446             267,713
Property, Plant and Equipment, Net                              67,227              63,174
Prepaid Expenses and Other Assets                               27,595              25,760
                                                            ----------          ----------

Total Assets                                                $  385,764          $  380,379
                                                            ==========          ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                       $   34,367          $   34,693
Dividends Payable                                                                      399
Deferred Income Taxes Payable                                   24,779              20,986
Customer Deposits and Advance Payments                          12,669              10,994
Bank Debt                                                       94,950             100,000
Other Debt                                                       4,200               4,769
                                                            ----------          ----------
       Total Liabilities                                       170,965             171,841

Commitments & Contingencies

Shareholders' Equity
   Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                  9,135               9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                   2,681               2,681
   Additional Paid-in Capital                                   53,661              53,662
   Retained Earnings                                           193,111             185,782
   Accumulated Other Comprehensive Loss                         (1,076)
                                                            ----------          ----------
                                                               257,512             251,260

Less: Treasury Shares at Cost,
   Common Stock, 2,229,826 Shares
      at March 31, 2001 and 2,230,446 Shares
      at December 31, 2000                                     (28,477)            (28,486)
   Class A Common Stock, 1,532,255 Shares at
      March 31, 2001 and December 31, 2000                     (14,236)            (14,236)
                                                            ----------          ----------

       Total Shareholders' Equity                              214,799             208,538
                                                            ----------          ----------

Total Liabilities & Shareholders' Equity                    $  385,764          $  380,379
                                                            ==========          ==========

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  Three Months Ended
                                                            ------------------------------
                                                                       March 31,
                                                            ------------------------------
                                                               2001                2000
                                                            ----------          ----------
                                                        (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                                          $  102,068          $   87,514
  Retail Sales                                                  17,276              17,305
  Non-Retail Sales                                              17,946              16,830
  Other                                                          4,127               3,723
                                                            ----------          ----------
                                                               141,417             125,372
                                                            ----------          ----------
COSTS AND EXPENSES:
  Retail Cost of Sales                                          12,222              12,233
  Non-Retail Cost of Sales                                      16,729              15,493
  Operating Expenses                                            66,554              56,415
  Depreciation
     of Rental Merchandise                                      32,482              28,263
  Interest                                                       1,628               1,227
                                                            ----------          ----------
                                                               129,615             113,631
                                                            ----------          ----------
EARNINGS BEFORE
  TAXES                                                         11,802              11,741

INCOME TAXES                                                     4,473               4,463
                                                            ----------          ----------

NET EARNINGS                                                $    7,329          $    7,278
                                                            ==========          ==========

EARNINGS PER SHARE                                          $      .37          $      .37
                                                            ----------          ----------

EARNINGS PER SHARE
   ASSUMING DILUTION                                               .37                 .36
                                                            ----------          ----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                                             $       --          $       --
                                                            ----------          ----------
   Class A Common Stock                                             --                  --
                                                            ----------          ----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                            19,870              19,900
                                                            ==========          ==========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                                             20,074              20,091
                                                            ==========          ==========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                            ------------------------------
                                                                       March 31,
                                                            ------------------------------
                                                               2001                2000
                                                            ----------          ----------
                                                                    (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                             $    7,329          $    7,278
   Depreciation and Amortization                                36,063              31,166
   Deferred Income Taxes                                         3,793                 384
   Change in Accounts Payable and
      Accrued Expenses                                          (1,402)              2,587
   Change in Accounts Receivable                                   235              (3,934)
   Other Changes, Net                                            1,094               6,276
                                                            ----------          ----------
   Cash Provided by Operating Activities                        47,112              43,757
                                                            ----------          ----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                   (8,357)             (4,471)
   Book Value of Property Retired or Sold                        1,158               1,006
   Additions to Rental Equipment                               (66,243)            (66,403)
   Book Value of Rental Equipment Sold                          37,225              29,746
   Contracts and Other Assets Acquired                          (4,886)
                                                            ----------          ----------
   Cash Used by Investing Activities                           (41,103)            (40,122)
                                                            ----------          ----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                    103,228              43,695
   Repayments on Revolving Credit Agreement                   (108,278)            (44,920)
   Decrease in Other Debt                                         (569)               (535)
   Dividends Paid                                                 (399)               (399)
   Acquisition of Treasury Stock                                                    (2,582)
   Issuance of Stock Under Stock Option Plan                         8               1,103
                                                            ----------          ----------
   Cash Used by Financing Activities                            (6,010)             (3,638)
                                                            ----------          ----------

   Decrease in Cash                                                 (1)                 (3)
   Cash at Beginning of Year                                        95                  99
                                                            ----------          ----------
   Cash at End of Period                                    $       94          $       96
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

The Consolidated Balance Sheet as of March 31, 2001, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended March 31, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the 2000 segment information have been reclassified to conform to the 2001 presentation.

Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from the changes in fair values of those instruments. The cumulative effect of the adoption of FAS 133 on January 1, 2001 resulted in no significant impact to income in the consolidated statement of earnings, and a comprehensive loss of $0.5 million reported in shareholders' equity.

NOTE B: ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive loss for the three months period ended March 31, 2001:

December 31, 2000

Cumulative effect of the adoption of FAS 133 on
  January 1, 2001, net of income taxes                                     (497)

Unrealized loss on the fair market value of interest
  rate swap agreements, net of income taxes                                (579)
                                                                         ------
                                                                         (1,076)
                                                                         ======

Comprehensive income for the three month period ended March 31, 2001 totaled $6,253,000. There were no differences between comprehensive income and net income in the three month period ended March 31, 2000.

NOTE C: SEGMENT INFORMATION

                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                                       MARCH 31
                                                            ------------------------------
                                                               2001                2000
                                                            ----------          ----------
                                                                    (in thousands)
Revenues from external customers:
  Sales & Lease Ownership                                   $   95,551          $   77,226
  Rent-to-Rent                                                  43,291              45,572
  Franchise                                                      3,448               2,930
  Other                                                          1,073                 824
Manufacturing                                                   12,625              17,448
Elimination of intersegment revenues                           (12,748)            (17,493)
Cash to accrual adjustments                                     (1,823)             (1,135)
                                                            ----------          ----------
  Total revenues from external customers                    $  141,417          $  125,372
                                                            ==========          ==========

Earnings before income taxes:
  Sales & Lease Ownership                                   $    7,360          $    6,566
  Rent-to-Rent                                                   4,530               4,773
  Franchise                                                      2,169               1,694
  Other                                                           (740)               (297)
  Manufacturing                                                    (81)                712
                                                            ----------          ----------
Earnings before income taxes for reportable                     13,238              13,448
segments
Elimination of intersegment profit                                 268                (615)
Cash to accrual adjustments                                     (1,704)             (1,067)
Other allocations and adjustments                                                      (25)
                                                            ----------          ----------
  Total earnings before income taxes                        $   11,802          $   11,741
                                                            ==========          ==========

                         PART I - FINANCIAL INFORMATION
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission, under the caption "Certain Factors Affecting Forward Looking Statements", which discussion is incorporated herein by this reference.

RESULTS OF OPERATIONS:

QUARTER ENDED MARCH 31, 2001 VERSUS QUARTER ENDED MARCH 31, 2000:

Total revenues for the first quarter of 2001 increased $16.0 million (12.8%) to $141.4 million compared to $125.4 million in 2000 due primarily to a $14.6 million (16.6%) increase in rentals and fees revenues, plus a $1.1 million (3.2%) increase in sales. Of this increase in rentals and fees revenues, $16.0 million was attributable to the Aaron's Sales & Lease Ownership division. Rentals and fees revenues from the Company's rent-to-rent operations decreased $1.4 million due to a reduction of the number of stores open.

Revenues from retail sales decreased slightly $29,000 (0.2%) remaining virtually unchanged at $17.3 million for the first quarter of 2001 and 2000. This slight decrease was primarily due to a $732,000 decrease in sales of rental return merchandise and new sales in the Company's rent-to rent operations partially offset by a $703,000 increase in rental return merchandise and new sales in the sales and leasing division. Non-retail sales, which primarily represent merchandise sold to Aaron's Sales & Lease Ownership franchisees, increased $1.1 million (6.6%) to $17.9 million compared to $16.8 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first quarter of 2001 increased $404,000 (10.9%) to $4.1 million compared to $3.7 million in 2000. This increase was attributable to fees and royalties from franchise operations increasing $577,000 (20.3%) to $3.4 million compared to $2.8 million last year, reflecting a net increase of 28 franchised stores since the end of the first quarter of 2000 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales decreased slightly $11,000 (0.1%) remaining virtually unchanged at $12.2 million for the first quarter of 2001 and 2000. Cost of sales as a percentage of retail sales remained unchanged at 70.7%. Cost of sales from non-retail sales increased $1.2 million (8.0%) to $16.7 million from $15.5 million, and as a percentage of sales, increased to 93.2% from 92.1%.

Operating expenses increased $10.1 million (18.0%) to $66.6 million from $56.4 million. As a percentage of total revenues, operating expenses were 47.1% in 2001 and 45.0% in 2000. Operating expenses increased as a percentage of total revenues between quarters primarily due to costs associated with the acquisition of 26 store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings.

Depreciation of rental merchandise increased $4.2 million (14.9%) to $32.5 million, from $28.3 million, and as a percentage of total rentals and fees, decreased to 31.8% from 32.3%. The decrease as a percentage of revenues is primarily due to the higher margins in the Aaron's Sales & Lease Ownership division.

Interest expense increased $401,000 (32.7%) to $1.6 million compared to $1.2 million. As a percentage of total revenues, interest expense was 1.2% in 2001 compared to 1.0% in 2000. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the first quarter of 2001.

Income tax expense increased $10,000 (0.2%) remaining virtually unchanged at 4.5 million. The Company's effective tax rate was 37.9% for the first quarter of 2001 compared to 38.0% in 2000.

As a result, net earnings increased $51,000 (0.7%) to $7.3 million. As a percentage of total revenues, net earnings were 5.2% in the current quarter as compared to 5.8% for the same period last year.

The weighted average number of shares outstanding during the first quarter of 2001 was 19,870,000 compared to 19,900,000 (20,074,000 versus 20,091,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 2001, the Company paid a semi-annual dividend that was declared on November 9, 2000 of $.02 per share on both Common Stock and Class A Common Stock. On May 1, 2001, the Company declared a semi-annual dividend payable on July 6, 2001 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the quarter ended March 31, 2001 and 2000 was $47.1 million and $43.8 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Sales & Lease Ownership stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. On March 30, 2001 the Company entered into a new $110.0 million revolving credit agreement that includes an $8.0 million credit line to fund daily working capital requirements. At March 31, 2001, an aggregate of $95.0 million was outstanding under this facility, bearing interest at an average rate of 6.11%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At March 31, 2001, the Company had swap agreements with notional principal amounts of $40.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 6.93%.

The Company has issued $4,200,000 of industrial development corporation revenue bonds issued in the fourth quarter of 2000 to finance the purchase of a manufacturing facility. The borrowing rate on these bonds at March 31, 2001 was 3.65%. No principal payments are due on the bonds until maturity in 2015.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      The following exhibits are furnished herewith:

                  Exhibit
                  Number           Description of Exhibit
                  -------          ----------------------
                  10(a)            Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents Inc.
                                   Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March
                                   30, 2001.

                  10(b)            Loan Facility Agreement and Guaranty by and among Aaron Rents Inc., SunTrust
                                   Bank, as servicer and each of the Participants Party Hereto dated March 30,
                                   2001.

         (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AARON RENTS, INC.
                                              (Registrant)



Date - May 11, 2001                           /s/ Gilbert L. Danielson
       ------------                           ----------------------------------
                                              Gilbert L. Danielson
                                              Executive Vice President
                                              Chief Financial Officer




Date - May 11, 2001                           /s/ Robert P. Sinclair, Jr.
       ------------                           ----------------------------------
                                              Robert P. Sinclair, Jr.
                                              Vice President
                                              Corporate Controller