Form 10-Q
period 2001-06-30
AARON RENTS INC
filed 2001-08-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of l934

     JUNE 30, 2001                                            0-12385
     -------------                                            -------
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

                                      Yes    X
                                      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding as of
            Title of Each Class                       August 13, 2001
            -------------------                       ---------------
       Common Stock, $.50 Par Value                     16,116,861
   Class A Common Stock, $.50 Par Value                  3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        (Unaudited)
                                                          June 30                    December 31,
                                                            2001                         2000
                                                      -----------------           ---------------
                                                           (In thousands, except share data)
ASSETS
Cash                                                  $             97            $            95
Accounts Receivable                                             22,356                     23,637
Rental Merchandise                                             386,590                    381,930
Less: Accumulated Depreciation                                (123,863)                  (114,217)
                                                      ----------------            ---------------
                                                               262,727                    267,713
Property, Plant and Equipment, Net                              70,575                     63,174
Prepaid Expenses and Other Assets                               34,126                     25,760
                                                      ----------------            ---------------

Total Assets                                          $        389,881            $       380,379
                                                      ================            ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                 $         25,471            $        34,693
Dividends Payable                                                  399                        399
Deferred Income Taxes Payable                                   28,814                     20,986
Customer Deposits and Advance Payments                          12,989                     10,994
Bank Debt                                                       94,046                    100,000
Other Debt                                                       7,638                      4,769
                                                      ----------------            ---------------
      Total Liabilities                                        169,357                    171,841

Commitments & Contingencies

Shareholders' Equity
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                                  9,135                     9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                   2,681                      2,681
   Additional Paid-in Capital                                   53,705                     53,662
   Retained Earnings                                           197,680                    185,782
   Accumulated Other Comprehensive Loss                           (918)
                                                      ----------------            ---------------
                                                               262,283                    251,260

Less: Treasury Shares at Cost,
   Common Stock, 2,154,126 Shares
      at June 30, 2001 and 2,230,446 Shares
      at December 31, 2000                                     (27,523)                   (28,486)
   Class A Common Stock, 1,532,255 Shares at
      June 30, 2001 and December 31, 2000                      (14,236)                   (14,236)
                                                      ----------------            ---------------

      Total Shareholders' Equity                               220,524                    208,538
                                                      ----------------            ---------------

Total Liabilities & Shareholders' Equity              $        389,881            $       380,379
                                                      ================            ===============

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                      Three Months Ended                               Six Months Ended
                                                --------------------------------             ------------------------------------
                                                           June 30,                                        June 30,
                                                --------------------------------             ------------------------------------
                                                        2001           2000                              2001             2000
                                                --------------------------------             ------------------------------------
                                                                    (in thousands, except per share amounts)
REVENUES:
  Rentals and Fees                              $    100,537        $    89,257              $        202,605         $   176,771
  Retail Sales                                        14,754             14,530                        32,030              31,835
  Non-Retail Sales                                    13,494             14,392                        31,440              31,222
  Other                                                3,978              3,731                         8,105               7,454
                                                ------------        -----------              ----------------         -----------
                                                     132,763            121,910                       274,180             247,282
                                                ------------        -----------              ----------------         -----------
COSTS AND EXPENSES:
  Retail Cost of Sales                                10,985             10,191                        23,207              22,424
  Non-Retail Cost of Sales                            12,773             13,412                        29,502              28,905
  Operating Expenses                                  65,718             55,594                       132,272             112,009
  Depreciation
     of Rental Merchandise                            33,585             30,219                        66,067              58,482
  Interest                                             1,704              1,317                         3,332               2,544
                                                ------------        -----------              ----------------         -----------
                                                     124,765            110,733                       254,380             224,364
                                                ------------        -----------              ----------------         -----------
EARNINGS BEFORE
  TAXES                                                7,998             11,177                        19,800              22,918

INCOME TAXES                                           3,031              4,248                         7,504               8,711
                                                ------------        -----------              ----------------         -----------

NET EARNINGS                                    $      4,967        $     6,929              $         12,296         $    14,207
                                                ============        ===========              ================         ===========

EARNINGS PER SHARE                              $        .25        $       .35              $            .62         $       .72
                                                ------------        -----------              ----------------         -----------

EARNINGS PER SHARE
   ASSUMING DILUTION                                     .25                .35                           .61                 .71
                                                ------------        -----------              ----------------         -----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                                 $        .02        $       .02              $            .02         $       .02
                                                ------------        -----------              ----------------         -----------
   Class A Common Stock                         $        .02        $       .02              $            .02         $       .02
                                                ------------        -----------              ----------------         -----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                                  19,911             19,790                        19,891              19,845
                                                ============        ===========              ================         ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                                   20,141             19,905                        20,110              19,998
                                                ============        ============             ================         ============

See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                          ----------------
                                                                               June 30,
                                                                               --------
                                                                    2001                      2000
                                                                  ----------                ---------
                                                                           (in thousands)
OPERATING ACTIVITIES
   Net Earnings                                                   $   12,296                 $ 14,207
   Depreciation and Amortization                                      73,478                   64,258
   Deferred Income Taxes                                               7,828                    4,478
   Change in Accounts Payable and
      Accrued Expenses                                               (10,149)                  (9,159)
   Change in Accounts Receivable                                       1,281                   (2,405)
   Other Changes, Net                                                 (3,994)                   3,950
                                                                  ----------                 --------
   Cash Provided by Operating Activities                              80,740                   75,329
                                                                  ----------                ---------
INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                        (16,511)                  (9,512)
   Book Value of Property Retired or Sold                              2,705                    4,709
   Additions to Rental Equipment                                    (118,678)                (132,316)
   Book Value of Rental Equipment Sold                                62,248                   55,292
   Contracts and Other Assets Acquired                                (8,025)                    (422)
                                                                  ----------                ---------
   Cash Used by Investing Activities                                 (78,261)                 (82,249)
                                                                  ----------                ---------
FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                          133,115                   97,765
   Repayments on Revolving Credit Agreement                         (139,069)                 (89,161)
   Increase in Other Debt                                              2,869                    1,694
   Dividends Paid                                                       (398)                    (399)
   Acquisition of Treasury Stock                                                               (4,625)
   Issuance of Stock Under Stock Option Plans                          1,006                    1,638
                                                                  ----------                ---------
   Cash (Used) Provided by Financing Activities                       (2,477)                   6,912
                                                                  ----------                ---------
   Increase (Decrease) in Cash                                             2                       (8)
   Cash at Beginning of Year                                              95                       99
                                                                  ----------                ---------
   Cash at End of Period                                          $       97                $      91
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

The Consolidated Balance Sheet as of June 30, 2001, and the Consolidated Statements of Earnings and Cash Flows for the quarter and the six month period ended June 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the 2000 segment information have been reclassified to conform to the 2001 presentation.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect the statement will have on the earnings and financial position of the Company.

NOTE B: ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive loss for the six month period ended June 30, 2001:

         December 31, 2000                                                -
         Cumulative effect of the adoption of FAS 133,
         Net of income taxes                                          $(497)
         Unrealized loss on the fair market value of
         Interest rate swap agreements, net of income taxes            (421)
                                                                      -----
                                                                      $(918)
                                                                      =====

Comprehensive income for the six month period ended June 30, 2001 totaled $11,378,000. There were no differences between comprehensive income and net income in the six month period ended June 30, 2000.

NOTE C: SEGMENT INFORMATION

                                                            Three Months Ended          Six Months Ended
                                                           ----------------------    ----------------------
                                                             2001         2000          2001        2000
                                                           ---------    ---------    ---------    ---------
                                                                            (in thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
         Sales & Lease Ownership                           $  88,714    $  72,203    $ 184,265    $ 149,429
         Rent-to-Rent                                         38,789       44,163       82,080       89,735
         Franchise                                             3,532        3,048        6,980        5,978
         Other                                                   808        1,782        1,881        2,606
Manufacturing                                                  9,376       13,022       22,001       30,470
Elimination of intersegment revenues                          (9,477)     (13,042)     (22,225)     (30,535)
Cash to accrual adjustments                                    1,021          734         (802)        (401)
                                                           ---------    ---------    ---------    ---------
                  Total revenues from external customers   $ 132,763    $ 121,910    $ 274,180    $ 247,282
                                                           =========    =========    =========    =========

EARNINGS BEFORE INCOME TAXES:
         Sales & Lease Ownership                           $   4,196    $   3,872    $  11,556    $  10,438
         Rent-to-Rent                                          2,164        4,228        6,694        9,001
         Franchise                                             2,261        1,749        4,430        3,443
         Other                                                (1,236)        (245)      (1,976)        (542)
         Manufacturing                                          (546)         711         (627)       1,423
                                                           ---------    ---------    ---------    ---------
Earnings before income taxes for reportable segments           6,839       10,315       20,077       23,763
Elimination of intersegment profit                               331         (624)         599       (1,239)
Cash to accrual adjustments                                      828          901         (876)        (166)
Other allocations and adjustments                                             585                       560
                                                           ---------    ---------    ---------    ---------
                  Total earnings before income taxes       $   7,998    $  11,177    $  19,800    $  22,918
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


RESULTS OF OPERATIONS:

QUARTER ENDED JUNE 30, 2001 VERSUS QUARTER ENDED JUNE 30, 2000:

Total revenues for the second quarter of 2001 increased $10.9 million (8.9%) to $132.8 million compared to $121.9 million in 2000 due primarily to an $11.3 million (12.6%) increase in rentals and fees revenues, less a $674,000 (2.3%) decrease in sales. Of this increase in rentals and fees revenues, $15.7 million was attributable to the Aaron's Sales and Lease Ownership division. Rentals and fees revenues from the Company's rent-to-rent operations decreased $4.4 million during the same period. The increase in rental revenues in the sales and lease ownership division was attributable to new stores opened since the end of the second quarter last year (298 Company-operated sales and lease ownership stores open at the end of the second quarter of 2001 compared to 232 at the end of the second quarter of 2000) and an increase of 10.6% in comparable same store revenues. The decrease in rental revenues in the rent-to-rent operations was attributable to the reduction in stores open (91 rent-to-rent stores open at the end of the second quarter of 2001 compared to 99 at the end of the second quarter of 2000) and a decrease of 9.3% in comparable same store revenues.

Revenues from retail sales for the second quarter 2001 increased $224,000 (1.5%) to $14.8 million compared to $14.5 million for the second quarter of 2000. This slight increase was primarily due to an $873,000 increase in rental return merchandise and new sales in the sales and lease ownership division partially offset by a $649,000 decrease in sales of rental return merchandise and new sales in the Company's rent-to rent operations. Non-retail sales, which primarily represent merchandise sold to Aaron's Sales and Lease Ownership franchisees, decreased $898,000 (6.2%) to $13.5 million compared to $14.4 million for the same period last year. The decrease in non-retail sales is primarily the result of less sales to sales and lease ownership franchisees due to the fewer number of franchise store openings with 15 stores opening in the first six months of 2001 compared to 25 in the comparable period last year.

Other revenues for the second quarter of 2001 increased $247,000 (6.6%) to $4.0 million compared to $3.7 million in 2000. This increase was mainly attributable to fees and royalties from franchise operations increasing $479,000 (15.8%) to $3.5 million compared to $3.0 million last year, reflecting a net increase of 28 franchised stores since the end of the second quarter of 2000 and increasing operating revenues of maturing franchise stores partially offset by a decline of $232,000 in various other miscellaneous revenue accounts.

Cost of sales from retail sales increased $794,000 (7.8%) to $11.0 million for the second quarter 2001 compared to $10.2 million for the second quarter of 2000. Cost of sales as a percentage of retail sales increased to 74.5% from 70.1%. The increase of cost of sales as a percentage of retail sales is primarily due to the rent-to-rent operations reducing inventory levels by lowering retail prices. Cost of sales from non-retail sales decreased $639,000 (4.8%) to $12.8 million from $13.4 million, and as a percentage of non-retail sales, increased to 94.7% from 93.2%.

Operating expenses increased $10.1 million (18.2%) to $65.7 million from $55.6 million. As a percentage of total revenues, operating expenses were 49.5% in 2001 and 45.6% in 2000. Operating expenses increased as a percentage of total revenues between quarters primarily due to costs associated with the acquisition of store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings.

Depreciation of rental merchandise increased $3.4 million (11.1%) to $33.6 million, from $30.2 million, and as a percentage of total rentals and fees, decreased to 33.4% from 33.9%. The decrease as a percentage of revenues is primarily due to the higher margins in the Aaron's Sales and Lease Ownership division.

Interest expense increased $387,000 (29.4%) to $1.7 million compared to $1.3 million. As a percentage of total revenues, interest expense was 1.3% in 2001 compared to 1.1% in 2000. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the second quarter of 2001.

Income tax expense decreased $1.2 million (28.6%) to $3.0 million in the second quarter 2001 compared to $4.2 million for the same period last year. The Company's effective tax rate was 37.9% for the second quarter of 2001 compared to 38.0% in 2000.

As a result, net earnings decreased $2.0 million (28.3%) to $5.0 million in the second quarter of 2001 compared to $6.9 million for the same period last year. As a percentage of total revenues net earnings were 3.7% in the current quarter as compared to 5.7% for the same period last year. The decrease was attributable to the significant revenue decline in the Company's rent-to-rent division as well as the start up costs associated with the accelerated store openings of former Heilig-Meyers stores which negatively affected earnings for the second quarter of 2001.

The weighted average number of shares outstanding during the second quarter of 2001 was 19,911,000 compared to 19,790,000 (20,141,000 versus 19,905,000 assuming dilution) for the same period last year.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000:

Total revenues for the first six months of 2001 increased $26.9 million (10.9%) to $274.2 million compared to $247.3 million in 2000 due primarily to a $25.8 million (14.6%) increase in rentals and fees revenues, plus a $413,000 (0.7%) increase in sales. Of this increase in rentals and fees revenues, $31.7 million was attributable to the Aaron's Sales and Lease Ownership division. Rentals and fees revenues from the Company's rent-to-rent operations decreased $5.9 million. The increase in rental revenues in the sales and lease ownership division was attributable to new stores opened since the end of the second quarter last year (298 Company-operated sales and lease ownership stores open at the end of the second quarter of 2001 compared to 232 at the end of the second quarter of 2000) and an average increase of 11.6% in comparable same store revenues for the first six months of 2001. The decrease in rental revenues in the rent-to-rent operations was attributable to the reduction in stores open (91 rent-to-rent stores open at the end of the second quarter of 2001 compared to 99 at the end of the second quarter of 2000) and an average decrease of 4.9% in comparable same store revenues for the first six months of 2001.

Revenues from retail sales increased slightly $195,000 (0.6%) to $32.0 million for the first six months of 2001 compared to $31.8 million for the same period last year. This slight increase was primarily due to $1.6 million increase in rental return merchandise and new sales in the sales and lease ownership division partially offset by a $1.4 million decrease in sales of rental return merchandise and new sales in the Company's rent-to-rent operation. Non-retail sales, which primarily represent merchandise sold to Aaron's Sales and Lease Ownership franchisees, increased $218,000 (0.7%) to $31.4 million compared to $31.2 million for the same period last year. The increased sales are due to the growth of the franchise operations.

Other revenues for the first six months of 2001 increased $651,000 (8.7%) to $8.1 million compared to $7.5 million in 2000. This increase was attributable to fees and royalties from franchise operations increasing $1.1 million (17.9%) to $6.9 million compared to $5.9 million last year, reflecting a net increase of 28 franchised stores since the end of the second quarter of 2000 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $783,000 (3.5%) to $23.2 million for the first six months of 2001 compared to $22.4 million for the same period last year. Cost of sales as a percentage of retail sales increased to 72.5% in 2001 compared to 70.4% last year. Cost of sales from non-retail sales increased $597,000 (2.1%) to $29.5 million from $28.9 million, and as a percentage of non-retail sales, increased to 93.8% from 92.6%.

Operating expenses increased $20.3 million (18.1%) to $132.3 million from $112.0 million. As a percentage of total revenues, operating expenses were 48.2% in 2001 and 45.3% in 2000. Operating expenses increased as a percentage of total revenues between periods primarily due to costs associated with the acquisition of store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings.

Depreciation of rental merchandise increased $7.6 million (13.0%) to $66.1 million, from $58.5 million, and as a percentage of total rentals and fees, decreased to 32.6% from 33.1%. The decrease as a percentage of revenues is primarily due to the higher margins in the Aaron's Sales and Lease Ownership division.

Interest expense increased $788,000 (31.0%) to $3.3 million compared to $2.5 million. As a percentage of total revenues, interest expense was 1.2% in 2001 compared to 1.0% in 2000. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the first six months of 2001.

Income tax expense decreased $1.2 million (13.9%) to $7.5 million for 2001 compared to $8.7 million for the same period in 2000. The Company's effective tax rate was 37.9% for the first six months of 2001 compared to 38.0% in 2000.

As a result, net earnings decreased $1.9 million (13.5%) to $12.3 million in the first six months of 2001 compared to $14.2 million for the same period in 2000. As a percentage of total revenues, net earnings were 4.5% in the current period as compared to 5.7% for the same period last year. The decrease was attributable to the significant revenue decline in the Company's rent-to-rent division as well as start up costs associated with the accelerated store openings which negatively affected earnings for the first six months of 2001.

The weighted average number of shares outstanding during the first six months of 2001 was 19,891,000 compared to 19,845,000 (20,110,000 versus 19,998,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of 2001, the Company paid a semi-annual dividend that was declared on November 9, 2000 of $.02 per share on both Common Stock and Class A Common Stock. On May 1, 2001, the Company declared a semi-annual dividend payable on July 6, 2001 of $.02 per share on both Common Stock and Class A Common Stock.

Cash flow from operations for the first six months ended June 30, 2001 and 2000 was $80.7 million and $75.3 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both rent-to-rent stores and Company-operated Aaron's Sales and Lease Ownership stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. On March 30, 2001 the Company entered into a new $110 million revolving credit agreement that includes an $8.0 million credit line to fund daily working capital requirements. At June 30, 2001, an aggregate of $94.0 million was outstanding under this facility, bearing interest at an average rate of 5.8%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At June 30, 2001, the Company had swap agreements with notional principal amounts of $60.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 7.2%.

The Company has issued $4,200,000 of industrial development corporation revenue bonds issued in the fourth quarter of 2000 to finance the purchase of a manufacturing facility. The borrowing rate on these bonds at June 30, 2001 was 2.85%. No principal payments are due on the bonds until maturity in 2015.

The Company believes that the expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit, will be sufficient to fund the Company's capital and liquidity needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will apply the non-amortization provisions and perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect the statement will have on the earnings and financial position of the Company.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 1, 2001 in Atlanta , Georgia, at which the following matters were submitted to a vote of the shareholders:

         Votes cast for or withheld regarding the election of ten (10) Directors for a term of one (1) year were as follows:

Name of Nominee                                                        For      Withheld
---------------                                               -----------------------------
R.C. Loudermilk, Sr.                                               3,442,180     331,220
Robert C. Loudermilk, Jr.                                          3,442,185     331,215
Gilbert L. Danielson                                               3,442,185     331,215
Ronald W. Allen                                                    3,726,485      46,915
Leo Benatar                                                        3,726,485      46,915
Earl Dolive                                                        3,726,485      46,915
J. Rex Fuqua                                                       3,440,105     333,295
Ingrid Saunders Jones                                              3,726,485      46,915
M. Collier Ross                                                    3,726,485      46,915
William K. Butler, Jr.                                             3,726,485      46,915


         Votes cast for, against or abstained regarding the approval of the 2001 Stock Option and Incentive Plan were as follows:

Voting For                                    3,409,300
Voting Against                                  363,500
Abstain From Voting                                 600
                                            -----------
Total                                         3,773,400
                                            ===========

         Votes cast for, against or abstained regarding the approval of the Stock Option Grants were as follows:

Voting For                                     3,459,780
Voting Against                                   313,020
Abstain From Voting                                  600
                                            ------------
Total                                          3,773,400
                                            ============

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

    (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AARON RENTS, INC.
                                           (Registrant)



Date -  August 14, 2001                    /s/ Gilbert L. Danielson
                                           ------------------------
                                           Gilbert L. Danielson
                                           Executive Vice President
                                           Chief Financial Officer




Date -  August 14, 2001
                                           /s/ Robert P. Sinclair, Jr.
                                           ---------------------------
                                           Robert P. Sinclair, Jr.
                                           Vice President
                                           Corporate Controller