Form 10-Q
period 2001-09-30
AARON RENTS INC
filed 2001-11-14
CIK 706688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        SEPTEMBER 30, 2001                        0-12385
        ------------------                        -------
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

                                       Yes  [X]
                                       No   [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                  Shares Outstanding as of
          Title of Each Class                        November 13, 2001
          -------------------                     ------------------------
       Common Stock, $.50 Par Value                      16,150,561
   Class A Common Stock, $.50 Par Value                   3,829,506

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                       AARON RENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        (Unaudited)
                                                        September 30,       December 31,
                                                            2001               2000
                                                        ------------        -----------
                                                       (In thousands, except share data)
ASSETS
Cash                                                      $      99         $      95
Accounts Receivable                                          23,474            23,637
Rental Merchandise                                          390,328           381,930
Less: Accumulated Depreciation                             (129,061)         (114,217)
                                                          ---------         ---------
                                                            261,267           267,713
Property, Plant and Equipment, Net                           74,664            63,174
Prepaid Expenses and Other Assets                            34,152            25,760
                                                          ---------         ---------

Total Assets                                              $ 393,656         $ 380,379
                                                          =========         =========

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses                     $  59,890         $  34,693
Dividends Payable                                                                 399
Deferred Income Taxes Payable                                25,490            20,986
Customer Deposits and Advance Payments                       12,808            10,994
Bank Debt                                                    70,700           100,000
Other Debt                                                    6,742             4,769
                                                          ---------         ---------
      Total Liabilities                                     175,630           171,841

Commitments & Contingencies

Shareholders' Equity
   Common Stock,  Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 18,270,987                               9,135             9,135
   Class A Common Stock, Par Value $.50 Per Share;
      Authorized: 25,000,000 Shares;
      Shares Issued: 5,361,761                                2,681             2,681
   Additional Paid-in Capital                                53,834            53,662
   Retained Earnings                                        195,719           185,782
   Accumulated Other Comprehensive Loss                      (2,193)
                                                          ---------         ---------
                                                            259,176           251,260

Less: Treasury Shares at Cost,
   Common Stock, 2,127,426 Shares
      at September 30, 2001 and 2,230,446 Shares
      at December 31, 2000                                  (26,914)          (28,486)
   Class A Common Stock, 1,532,255 Shares at
      September 30, 2001 and December 31, 2000              (14,236)          (14,236)
                                                          ---------         ---------

      Total Shareholders' Equity                            218,026           208,538
                                                          ---------         ---------

Total Liabilities & Shareholders' Equity                  $ 393,656         $ 380,379
                                                          =========         =========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                        Three Months Ended               Nine Months Ended
                                  -----------------------------     ---------------------------
                                          September 30,                    September 30,
                                  -----------------------------     ---------------------------
                                     2001              2000            2001            2000
                                  -----------------------------     ---------------------------
                                           (In thousands, except per share amounts)

REVENUES:
  Rentals and Fees                $    99,361       $    89,460     $   301,966     $   266,231
  Retail Sales                         14,931            16,466          46,961          48,301
  Non-Retail Sales                     14,640            15,237          46,080          46,459
  Other                                 3,584             3,687          11,689          11,141
                                  -----------       -----------     -----------     -----------
                                      132,516           124,850         406,696         372,132
                                  -----------       -----------     -----------     -----------
COSTS AND EXPENSES:
  Retail Cost of Sales                 10,860            11,516          34,067          33,940
  Non-Retail Cost of Sales             13,767            14,219          43,269          43,124
  Operating Expenses                   75,061            56,293         207,333         168,302
  Depreciation
     of Rental Merchandise             34,271            30,610         100,338          89,092
  Interest                              1,715             1,413           5,047           3,957
                                  -----------       -----------     -----------     -----------
                                      135,674           114,051         390,054         338,415
                                  -----------       -----------     -----------     -----------
EARNINGS BEFORE
  TAXES                                (3,158)           10,799          16,642          33,717

INCOME TAXES                           (1,197)            4,093           6,307          12,804
                                  -----------       -----------     -----------     -----------

NET EARNINGS                      $    (1,961)      $     6,706     $    10,335     $    20,913
                                  ===========       ===========     ===========     ===========

EARNINGS PER SHARE                $      (.10)      $       .34     $       .52     $      1.05
                                  -----------       -----------     -----------     -----------

EARNINGS PER SHARE
   ASSUMING DILUTION                     (.10)              .34             .51            1.05
                                  -----------       -----------     -----------     -----------

CASH DIVIDENDS DECLARED
   PER SHARE
   Common Stock                   $                 $               $       .02     $       .02
                                  -----------       -----------     -----------     -----------
   Class A Common Stock           $                 $               $       .02     $       .02
                                  -----------       -----------     -----------     -----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                   19,959            19,834          19,914          19,841
                                  ===========       ===========     ===========     ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING
  ASSUMING DILUTION                    19,959            19,938          20,140          19,980
                                  ===========       ===========     ===========     ===========


See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)



                                                             Nine Months Ended
                                                               September 30,
                                                       -----------------------------
                                                          2001              2000
                                                       -----------       -----------
                                                              (In thousands)
OPERATING ACTIVITIES
   Net Earnings                                        $    10,335       $    20,913
   Depreciation and Amortization                           111,703            98,060
   Deferred Income Taxes                                     4,504             8,215
   Change in Accounts Payable and
      Accrued Expenses                                      22,995             5,584
   Change in Accounts Receivable                               163            (4,406)
   Other Changes, Net                                       (3,323)            2,814
                                                       -----------       -----------
   Cash Provided by Operating Activities                   146,377           131,180
                                                       -----------       -----------

INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment              (26,593)          (19,670)
   Book Value of Property Retired or Sold                    5,026             6,059
   Additions to Rental Equipment                          (178,515)         (201,212)
   Book Value of Rental Equipment Sold                      90,399            85,673
   Contracts and Other Assets Acquired                     (10,310)          (10,069)
                                                       -----------       -----------
   Cash Used by Investing Activities                      (119,993)         (139,219)
                                                       -----------       -----------

FINANCING ACTIVITIES
   Proceeds from Revolving Credit Agreement                136,002           142,527
   Repayments on Revolving Credit Agreement               (165,302)         (132,719)
   Increase in Other Debt                                    1,973               866
   Dividends Paid                                             (797)             (793)
   Acquisition of Treasury Stock                                              (4,625)
   Issuance of Stock Under Stock Option Plans                1,744             2,774
                                                       -----------       -----------
   Cash (Used) Provided by Financing Activities            (26,380)            8,030
                                                       -----------       -----------

   Increase  (Decrease) in Cash                                  4                (9)
   Cash at Beginning of Year                                    95                99
                                                       -----------       -----------
   Cash at End of Period                               $        99       $        90
                                                       ===========       ===========



See Notes to Consolidated Financial Statements

                       AARON RENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of September 30, 2001, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended and the nine month period ended September 30, 2001 and 2000, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts in the 2000 segment information have been reclassified to conform to the 2001 presentation.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred.

The Company will apply the new rules under the statement beginning in the first quarter of 2002. The Company has not yet determined what effect the statement will have on the earnings and financial position of the Company.

NOTE B: ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive loss for the nine month period ended September 30, 2001:

         December 31, 2000                                                --
         Cumulative effect of the adoption of FAS 133,
         Net of income taxes                                         $  (497)
         Unrealized loss on the fair market value of
         Interest rate swap agreements, net of income taxes           (1,696)
                                                                     -------
                                                                     $(2,193)
                                                                     =======


Comprehensive income for the nine month period ended September 30, 2001 totaled $8,142,000. There were no differences between comprehensive income and net income in the nine month period ended September 30, 2000.

NOTE C: SEGMENT INFORMATION



                                                                     Three Months Ended                    Nine Months Ended
                                                                         September 30,                       September 30,
                                                                  ---------------------------         ---------------------------
                                                                    2001              2000              2001              2000
                                                                  ---------         ---------         ---------         ---------
                                                                                           (In thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
         Sales & Lease Ownership                                  $  92,555         $  76,480         $ 276,820         $ 225,909
         Rent-to-Rent                                                36,064            44,839           118,144           134,574
         Franchise                                                    3,101             3,196            10,081             9,174
         Other                                                          832             1,045             2,713             3,651
Manufacturing                                                        14,066            11,596            36,067            42,066
Elimination of intersegment revenues                                (14,129)          (11,676)          (36,354)          (42,211)
Cash to accrual adjustments                                              27              (630)             (775)           (1,031)
                                                                  ---------         ---------         ---------         ---------
                  Total revenues from external customers          $ 132,516         $ 124,850         $ 406,696         $ 372,132
                                                                  =========         =========         =========         =========


EARNINGS BEFORE INCOME TAXES:
         Sales & Lease Ownership                                  $     232         $   4,447         $  11,788         $  14,885
         Rent-to-Rent                                                   987             4,040             7,681            13,041
         Franchise                                                    2,070             2,000             6,500             5,443
         Other                                                         (923)             (191)           (2,899)             (733)
         Manufacturing                                                   96               (65)             (531)            1,358
                                                                  ---------         ---------         ---------         ---------
Earnings before income taxes for reportable segments                  2,462            10,231            22,539            33,994
Elimination of intersegment profit                                     (171)              132               428            (1,107)
Cash to accrual adjustments                                             152              (604)             (724)             (770)
Other allocations and adjustments                                    (5,601)            1,040            (5,601)            1,600
                                                                  ---------         ---------         ---------         ---------
                  Total earnings before income taxes              $  (3,158)        $  10,799         $  16,642         $  33,717
                                                                  =========         =========         =========         =========

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

    (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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


RESULTS OF OPERATIONS:

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000:

Total revenues for the third quarter of 2001 increased $7.7 million (6.1%) to $132.5 million compared to $124.9 million in 2000 due primarily to an $9.9 million (11.1%) increase in rentals and fees revenues, less a $2.1 million (6.7%) decrease in sales. Of this increase in rentals and fees revenues, $16.1 million was attributable to the Aaron's Sales and Lease Ownership division. Rentals and fees revenues from the Company's rent-to-rent operations decreased $6.2 million during the same period. The increase in rental revenues in the sales and lease ownership division was attributable to new stores opened since the end of the third quarter last year (357 Company-operated sales and lease ownership stores open at the end of the third quarter of 2001 compared to 248 at the end of the third quarter of 2000) and an increase of 6.9% in comparable same store revenues. The decrease in rental revenues in the rent-to-rent operations was attributable to the reduction in stores opened (78 rent-to-rent stores open at the end of the third quarter of 2001 compared to 99 at the end of the third quarter of 2000), and a decline in revenues in the remaining stores.

Revenues from retail sales for the third quarter 2001 decreased $1.5 million (9.3%) to $14.9 million compared to $16.5 million for the third quarter of 2000. This decrease was primarily due to a $2.6 million decrease in sales of rental return merchandise and new sales in the Company's rent-to-rent operations partially offset by a $1.1 million increase in rental return merchandise and new sales in the sales and lease ownership division. Non-retail sales, which primarily represent merchandise sold to Aaron's Sales and Lease Ownership franchisees, decreased $597,000 (3.9%) to $14.6 million compared to $15.2 million for the same period last year. The decrease in non-retail sales is primarily the result of less initial merchandise sales to Aaron's Sales and Lease Ownership franchisees due to the fewer number of franchise store openings with 19 stores opening in the first nine months of 2001 compared to 35 in the comparable period last year.

Other revenues for the third quarter of 2001 decreased $103,000 (2.8%) to $3.6 million compared to $3.7 million in 2000. This decrease was mainly attributable to fees and royalties from franchise operations decreasing slightly $49,000 (1.6%) with the total remaining virtually unchanged from the previous year at $3.1 million. This slight decrease is primarily the result of lower franchise fees due to fewer franchise openings partially offset by higher royalties earned from maturing franchise stores.

Cost of sales from retail sales decreased $656,000 (5.7%) to $10.9 million for the third quarter 2001 compared to $11.5 million for the third quarter of 2000. Cost of sales as a percentage of retail sales increased to 72.7% from 69.9%. The increase of cost of sales as a percentage of retail sales is primarily due to the rent-to-rent operations reducing inventory levels by selling rental return merchandise. Cost of sales from non-retail sales decreased $452,000 (3.2%) to $13.8 million from $14.2 million, and as a percentage of non-retail sales, increased to 94.0% from 93.3%.

Operating expenses increased $18.8 million (33.3%) to $75.1 million from $56.3 million. As a percentage of total revenues, operating expenses were 56.6% in 2001 and 45.1% in 2000. Operating expenses increased as a percentage of total revenues between quarters primarily due to costs associated with the acquisition of sales and lease ownership store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings coupled with the one time special charges of $5.6 million related to the rent-to-rent division. These charges consist of $3.8 million for the recording of future real estate lease obligations of closed rent-to-rent stores, $1.0 million pertaining to the write-down of inventory, and $800,000 primarily for the write-down of other assets relating to the division.

Depreciation of rental merchandise increased $3.7 million (12.0%) to $34.3 million, from $30.6 million, and as a percentage of total rentals and fees, increased to 34.5% from 34.2%. The increase as a percentage of revenues is primarily due to the accelerated rate of store openings in the Aaron's Sales and Lease Ownership division.

Interest expense increased $302,000 (21.4%) to $1.7 million compared to $1.4 million. As a percentage of total revenues, interest expense was 1.3% in 2001 compared to 1.1% in 2000. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the third quarter of 2001.

Income tax expense decreased $5.3 million (129.2%) to a $1.2 million benefit in the third quarter 2001 compared to $4.1 million of expense for the same period last year. The Company's effective tax rate remained unchanged at 37.9% for the third quarter of 2001 and 2000.

As a result, net earnings decreased $8.7 million (129.2%) to a loss of $2.0 million in the third quarter of 2001 compared to earnings of $6.7 million for the same period last year. As a percentage of total revenue the net loss was 1.5% in the current quarter as compared to net earnings of 5.4% for the same period last year. The decrease was attributable to the significant revenue decline and the one time special charges of $5.6 million related to the Company's rent-to-rent division as well as the start up costs associated with the acquisition of store locations in the Aaron's Sales and Lease Ownership division which negatively affected earnings for the third quarter of 2001.

The weighted average number of shares outstanding during the third quarter of 2001 was 19,959,000 compared to 19,834,000 (19,959,000 versus 19,938,000 assuming dilution) for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
2000:

Total revenues for the first nine months of 2001 increased $34.6 million (9.3%) to $406.7 million compared to $372.1 million in 2000 due primarily to a $35.7 million (13.4%) increase in rentals and fees revenues, offset by a $1.7 million (1.8%) decrease in sales. Of this increase in rentals and fees revenues, $47.8 million was attributable to the Aaron's Sales and Lease Ownership division. Rentals and fees revenues from the Company's rent-to-rent operations decreased $12.1 million. The increase in rental revenues in the sales and lease ownership division was attributable to new stores opened since the end of the third quarter last year (357 Company-operated sales and lease ownership stores open at the end of the third quarter of 2001 compared to 248 at the end of the third quarter of 2000) and an average increase of 10.1% in comparable same store revenues. The decrease in rental revenues in the rent-to-rent operations was attributable to the reduction in stores opened (78 rent-to-rent stores open at the end of the third quarter of 2001 compared to 99 at the end of the third quarter of 2000), and a decline in revenues in the remaining stores.

Revenues from retail sales decreased slightly $1.3 million (2.8%) to $47.0 million for the first nine months of 2001 compared to $48.3 million for the same period last year. This slight decrease was primarily due to a $4.0 million decrease in sales of rental return merchandise and new sales in the Company's rent-to-rent operation partially offset by a $2.7 million increase in rental return merchandise and new sales in the sales and lease ownership division. Non-retail sales, which primarily represent merchandise sold to Aaron's Sales and Lease Ownership franchisees, decreased $379,000 (0.8%) to $46.1 million compared to $46.5 million for the same period last year. The decrease in non-retail sales is primarily the result of less initial merchandise sales to Aaron's Sales and Lease Ownership franchisees due to the fewer number of franchise store openings with 19 stores opening in the first nine months of 2001 compared to 35 in the comparable period last year.

Other revenues for the first nine months of 2001 increased $548,000 (4.9%) to $11.7 million compared to $11.1 million in 2000. This increase was attributable to fees and royalties from franchise operations increasing $1.0 million (11.1%) to $10.0 million compared to $9.0 million last year, reflecting a net increase of 13 franchised stores since the end of the third quarter of 2000 and increasing operating revenues of maturing franchise stores.

Cost of sales from retail sales increased $127,000 (0.4%) to $34.1 million for the first nine months of 2001 compared to $33.9 million for the same period last year. Cost of sales as a percentage of retail sales increased to 72.5% in 2001 compared to 70.3% last year. Cost of sales from non-retail sales increased $145,000 (0.3%) to $43.3 million from $43.1 million, and as a percentage of non-retail sales, increased to 93.9% from 92.8%.

Operating expenses increased $39.0 million (23.2%) to $207.3 million from $168.3 million. As a percentage of total revenues, operating expenses were 51.0% in 2001 and 45.2% in 2000. Operating expenses increased as a percentage of total revenues between periods primarily due to costs associated with the acquisition of sales and lease ownership store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings coupled with the one time special charges of $5.6 million related to the rent-to-rent division. These charges consist of $3.8 million for the recording of future real estate lease obligations of closed rent-to-rent stores, $1.0 million pertaining to the write-down of inventory, and $800,000 primarily for the write-down of other assets relating to the division.

Depreciation of rental merchandise increased $11.2 million (12.6%) to $100.3 million, from $89.1 million, and as a percentage of total rentals and fees, decreased to 33.2% from 33.5%.

Interest expense increased $1.1 million (27.5%) to $5.0 million compared to $4.0 million. As a percentage of total revenues, interest expense was 1.2% in 2001 compared to 1.1% in 2000. The increase in interest expense as a percentage of total revenues was due to higher debt levels in the first nine months of 2001.

Income tax expense decreased $6.5 million (50.7%) to $6.3 million for 2001 compared to $12.8 million for the same period in 2000. The Company's effective tax rate decreased slightly to 37.9% for the first nine months of 2001 compared to 38.0% for the same period in 2000.

As a result, net earnings decreased $10.6 million (50.6%) to $10.3 million in the first nine months of 2001 compared to $20.9 million for the same period in 2000. As a percentage of total revenues, net earnings were 2.5% in the current period as compared to 5.6% for the same period last year. The decrease was attributable to the significant revenue decline and the one time special charges of $5.6 million related to the Company's rent-to-rent division as well as the start up costs associated with the acquisition of store locations in the Aaron's Sales and Lease Ownership division which negatively affected earnings for the first nine months of 2001.

The weighted average number of shares outstanding during the first nine months of 2001 was 19,914,000 compared to 19,841,000 (20,140,000 versus 19,980,000 assuming dilution) for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has paid dividends for fifteen consecutive years. A $.02 per share dividend on Common Stock and on Class A Common Stock was paid in January 2001 and July 2001, for a total fiscal year cash outlay of $797,000. The Company currently expects to continue its policy of paying dividends.


Cash flow from operations for the first nine months ended September 30, 2001 and 2000 was $146.4 million and $131.2 million, respectively. Such cash flows include profits on the sale of rental return merchandise. The Company's primary capital requirements consist of acquiring rental merchandise for both Company-operated Aaron's Sales & Lease Ownership stores and rent-to-rent stores. As the Company continues to grow, the need for additional rental merchandise will continue to be the Company's major capital requirement. These capital requirements historically have been financed through a revolving credit agreement, cash flow from operations, trade credit, proceeds from the sale of rental return merchandise, and stock offerings. On March 30, 2001 the Company entered into a new $110 million revolving credit agreement that includes an $8.0 million credit line to fund daily working capital requirements. At September 30, 2001, an aggregate of $71.0 million was outstanding under this facility, bearing interest at an average rate of 4.2%. The Company uses interest rate swap agreements as part of its overall long-term financing program. At September 30, 2001, the Company had swap agreements with notional principal amounts of $60.0 million which effectively fixed the interest rates on an equal amount under the Company's revolving credit agreement at 7.2%.

The Company issued $4,200,000 of industrial development corporation revenue bonds in the fourth quarter of 2000 to finance the purchase of a manufacturing facility. The borrowing rate on these bonds at September 30, 2001 was 2.5%. No principal payments are due on the bonds until maturity in 2015.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business. The Statement provides a single accounting model for long-lived assets to be disposed of and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred.


The Company will apply the new rules under the statement beginning in the first quarter of 2002. The Company has not yet determined what effect the statement will have on the earnings and financial position of the Company.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in The Company's market risk exposures relating to interest rate risk that would affect or materially change the disclosures in the Company's 2000 Annual Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AARON RENTS, INC.
                                               (Registrant)



Date -  November 13, 2001                      /s/ Gilbert L. Danielson
        -----------------                      ------------------------
                                               Gilbert L. Danielson
                                               Executive Vice President
                                               Chief Financial Officer




Date - November 13, 2001                       /s/ Robert P. Sinclair, Jr.
       -----------------                       ---------------------------
                                               Robert P. Sinclair, Jr.
                                               Vice President
                                               Corporate Controller