Form 10-Q
period 2002-03-31
AARON RENTS INC
filed 2002-05-15
CIK 706688

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

Commission File No. 0-12385

AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0687630 (I. R. S. Employer Identification No.)
309 E. Paces Ferry Road, N.E. Atlanta, Georgia (Address of principal executive offices)	30305-2377 (Zip Code)

(404) 231-0011
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 14, 2002
Common Stock, $.50 Par Value	16,230,901
Class A Common Stock, $.50 Par Value	3,731,706

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2002	December 31, 2001
	(In Thousands, Except Share Data)
ASSETS
Cash	$92	$93
Accounts Receivable	21,640	25,411
Rental Merchandise	395,332	392,532
Less: Accumulated Depreciation	(134,971)	(133,600)

	260,361	258,932
Property, Plant and Equipment, Net	76,577	77,282
Goodwill, Net	22,273	22,096
Prepaid Expenses and Other Assets	10,003	13,382

Total Assets	$390,946	$397,196

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses	$71,605	$65,344
Dividends Payable		399
Deferred Income Taxes Payable	25,625	20,963
Customer Deposits and Advance Payments	14,055	12,810
Bank Debt	50,300	72,397
Other Debt	4,312	5,316

Total Liabilities	165,897	177,229
Commitments & Contingencies
Shareholders' Equity
Common Stock, Par Value $.50 Per Share;
Authorized: 25,000,000 Shares;
Shares Issued: 18,270,987	9,135	9,135
Class A Common Stock, Par Value $.50 Per Share;
Authorized: 25,000,000 Shares;
Shares Issued: 5,361,761	2,681	2,681
Additional Paid-in Capital	53,918	53,846
Retained Earnings	203,242	197,321
Accumulated Other Comprehensive Loss	(1,516)	(1,954)

	267,460	261,029
Less: Treasury Shares at Cost,
Common Stock, 2,075,486 Shares at March 31, 2002 and 2,130,421 Shares at December 31, 2001	(26,507)	(26,826)
Class A Common Stock, 1,630,055 Shares at March 31, 2002 and 1,532,255 Shares at December 31, 2001	(15,904)	(14,236)

Total Shareholders' Equity	225,049	219,967

Total Liabilities & Shareholders' Equity	$390,946	$397,196

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$112,502	$102,068
Retail Sales	17,015	17,276
Non-Retail Sales	22,463	17,946
Other	4,683	4,127

	156,663	141,417

COSTS AND EXPENSES:
Retail Cost of Sales	12,378	12,222
Non-Retail Cost of Sales	20,828	16,729
Operating Expenses	73,134	66,554
Depreciation of Rental Merchandise	39,700	32,482
Interest	1,166	1,628

	147,206	129,615

EARNINGS BEFORE TAXES	9,457	11,802
INCOME TAXES	3,536	4,473

NET EARNINGS	$5,921	$7,329

EARNINGS PER SHARE	$.30	$.37

EARNINGS PER SHARE ASSUMING DILUTION	.29	.37

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$—	$—

Class A Common Stock	$—	$—

WEIGHTED AVERAGE SHARES OUTSTANDING	19,912	19,870

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	20,192	20,074

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$5,921	$7,329
Depreciation and Amortization	43,639	36,063
Deferred Income Taxes	4,662	3,793
Change in Accounts Payable and Accrued Expenses	6,699	(1,402)
Change in Accounts Receivable	3,771	235
Other Changes, Net	4,673	1,094

Cash Provided by Operating Activities	69,365	47,112

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(5,784)	(8,357)
Book Value of Property Retired or Sold	2,558	1,158
Additions to Rental Equipment	(75,527)	(66,243)
Book Value of Rental Equipment Sold	34,636	37,225
Contracts and Other Assets Acquired	(422)	(4,886)

Cash Used by Investing Activities	(44,539)	(41,103)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Agreement	16,171	103,228
Repayments on Revolving Credit Agreement	(38,268)	(108,278)
Decrease in Other Debt	(1,004)	(569)
Dividends Paid	(399)	(399)
Acquisition of Treasury Stock	(1,667)
Issuance of Stock Under Stock Option Plans	340	8

Cash Used by Financing Activities	(24,827)	(6,010)

Decrease in Cash	(1)	(1)
Cash at Beginning of Period	93	95

Cash at End of Period	$92	$94

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Principles of Consolidation

        The consolidated financial statements include the accounts of Aaron Rents, Inc. ("the Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        The Consolidated Balance Sheet as of March 31, 2002, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended March 31, 2002 and 2001, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

Note B—Accounting Change

        Effective January 1, 2002, the Company prospectively changed its method of depreciation for sales and lease ownership rental merchandise. Previously, all sales and lease ownership rental merchandise began being depreciated when received at the store over a period of the shorter of 36 months or the length of the rental period(s), to a salvage value of zero. Due to changes in the business, the Company changed the depreciation method such that sales and lease ownership rental merchandise received into a store begins being depreciated at the earlier of the expiration of twelve months from the date of acquisition, or upon being subject to a sales and lease ownership agreement. Under the previous and the new depreciation method, rental merchandise in distribution centers does not begin being depreciated until twelve months from the date of acquisition. The Company believes the new depreciation method results in a better matching of the costs of rental merchandise with the corresponding revenue. The change in method of depreciation had the effect of increasing net earnings by approximately $504,000, or approximately $.02 diluted earnings per share, for the three month period ended March 31, 2002.

Note C—Adoption of New Accounting Principles

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") Goodwill and Intangible Assets. The Company performed Step 1 of the required transitional impairment test under SFAS 142 using a combination of the market value and comparable transaction approaches to business enterprise valuation. The Company concluded that the enterprise fair values of the Company's reporting units was greater than the carrying value, and accordingly no further impairment analysis was considered necessary. The Company also adopted the non-amortization provisions of SFAS 142.

        A reconciliation of net earnings and earnings per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption is as follows:

	Three months ended March 31,
	2002	2001
Net earnings	$5,921	$7,329
Amortization of goodwill, net of tax	—	137

Adjusted net earnings	$5,921	$7,466

Basic:
Net earnings per common share	$0.30	$0.37
Amortization of goodwill, net of tax	—	0.01

Adjusted earnings per common share	$0.30	$0.38

Diluted:
Net earnings per common share	$0.29	$0.37
Amortization of goodwill, net of tax	—	0.01

Adjusted earnings per common share	$0.29	$0.38

        Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144") Accounting for the Impairment and Disposal of Long-Lived Assets. The adoption of SFAS 144 had no effect on the Company's financial statements.

Note D—Bank Debt

        In March 2002, in connection with the repayment of borrowings under the Company's revolving credit agreement, the Company redesignated interest rate swap agreements with a notional amount of $20 million as a cash flow hedge of the Company's variable payment-based construction and lease facility. The variable payment construction and lease facility is LIBOR-based and, accordingly, this swap redesignation effectively fixes the lease payments.

Note E—Subsequent Events

        On April 5th, 2002 the Company entered into a sale leaseback transaction with a company controlled by the Company's controlling shareholder and another officer of the Company. The carrying value of the land and building sold was approximately $6.1 million. The Company recognized a gain on the sale of $180,000 which will be deferred and subsequently recognized over the term of the lease agreement. In connection with the transaction the Company loaned the purchaser $1.0 million.

Note F—Segment Information

	Three Months ended March 31,
	2002	2001
	(In Thousands)
Revenues from external customers:
Sales & Lease Ownership	$121,140	$95,551
Rent-to-Rent	32,745	43,291
Franchise	3,962	3,448
Other	1,205	1,073
Manufacturing	15,490	12,625
Elimination of intersegment revenues	(15,485)	(12,748)
Cash to accrual adjustments	(2,394)	(1,823)

Total revenues from external customers	$156,663	$141,417

Earnings before income taxes:
Sales & Lease Ownership	$7,676	$7,360
Rent-to-Rent	3,040	4,530
Franchise	2,457	2,169
Other	(1,793)	(740)
Manufacturing	624	(81)

Earnings before income taxes for reportable segments	12,004	13,238
Elimination of intersegment profit	(652)	268
Cash to accrual adjustments	(1,895)	(1,704)

Total earnings before income taxes	$9,457	$11,802

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission, under the caption "Certain Factors Affecting Forward Looking Statements," which discussion is incorporated herein by this reference.

Results of Operations

        The following table sets forth, for the periods indicated, certain income statement data as a percentage of rentals and fees, retail and non-retail sales or total revenues.

	Three months ended March 31,
	2002	2001
Revenues:
Rentals and fees	71.8%	72.2%
Retail sales	10.9	12.2
Non-retail sales	14.3	12.7
Other	3.0	2.9

Total revenues	100.0	100.0
Retail cost of sales as a % of retail sales	72.7	70.7
Non-retail cost of sales as a % of non-retail sales	92.7	93.2
Operating expenses as a % of total revenues	46.7	47.1
Depreciation of rental merchandise as a % of rentals and fees	35.3	31.8
Interest as a % of total revenues	0.7	1.2
Earnings before income taxes as a % of total revenues	6.0	8.3
Net earnings as a % of total revenues	3.8	5.2

  Three months ended March 31, 2002 compared with three months ended March 31, 2001

        Revenues.    Total revenues for the first quarter of 2002 increased $15.2 million to $156.7 million compared with $141.4 million in the comparable period in 2001, a 10.8% increase. The increase was due mainly to a $10.4 million, or 10.2%, increase in rentals and fees revenues, plus a $4.5 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $17.6 million increase from our sales and lease ownership division, which had a 7.4% increase in same store revenue during the quarter and added 101 company-operated stores in 2001. The growth in our sales and lease ownership division was offset by a $7.1 million decrease in revenues in our rent-to-rent division.

        Revenues from retail sales decreased $261,000 to $17.0 million in the first quarter of 2002 from $17.3 million for the same period last year due to an increase of $3.1 million in the sales and lease ownership division offset by a decrease of $3.3 million in our rent-to-rent division. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 25.2% to $22.5 million in the first quarter of 2002 from $17.9 million for the first quarter of 2001. The increased sales were due to the growth of our franchise operations.

        Other revenues for the three months ended March 31, 2002 increased $556,000 to $4.7 million compared with $4.1 million for the comparable period in 2001, a 13.5% increase. This increase was attributable to franchise fee and royalty income increasing $485,000, or 14.2%, to $3.9 million compared with $3.4 million in the first quarter of last year, reflecting the net addition of 17 new franchised stores since the end of the first quarter 2001 and improved operating revenues at mature franchised stores.

        With respect to our major operating units, revenues for our sales and lease ownership division increased $25.5 million to $123.3 million in the first quarter of 2002 compared with $97.8 million for the comparable period in 2001, a 26.1% increase. This increase was attributable to the sales and lease ownership division opening 86 stores since the end of the first quarter 2001 combined with same store revenue growth of 7.4% in the first quarter of 2002. Rent-to-rent division revenues for the three months ended March 31, 2002 decreased 23.5% to $33.4 million from $43.6 million for the comparable period in 2001. The decrease in rent-to-rent division revenues is primarily the result of our decision to close, merge or sell 24 under-performing stores since the end of the first quarter 2001, as well as a decline in same store revenues.

        Cost of Sales.    Cost of sales from retail sales decreased $156,000, or 1.3%, to $12.4 million in the first quarter of 2002 compared to $12.2 million for the comparable period in 2001, and as a percentage of sales, increased to 72.7% from 70.7%. The increase in retail cost of sales as a percentage of sales was primarily due to increased sales in our sales and lease ownership division which are at lower margins than our rent-to-rent division. Cost of sales from non-retail sales increased $4.1 million to $20.8 million in the first quarter of 2002 from $16.7 million in the first quarter of 2001, and as a percentage of sales, decreased to 92.7% from 93.2%. The increased margins on non-retail sales were primarily the result of slightly higher margins on certain products sold to franchisees.

        Expenses.    Operating expenses in the first quarter of 2002 increased $6.6 million to $73.1 million from $66.6 million for the comparable period in 2001, a 9.9% increase. As a percentage of total revenues, operating expenses were 46.7% for the three months ended March 31, 2002 and 47.1% for the comparable period in 2001. Operating expenses decreased as a percentage of total revenues between quarters primarily due to costs incurred in the first quarter of 2001 associated with the acquisition of numerous store locations formerly operated by one of the nation's largest furniture retailers along with other new store openings. In addition, we discontinued amortizing goodwill in connection with the adoption of a new accounting standard. This adoption had the effect of eliminating amortization expense of $220,000 for the first quarter of 2002 as compared with the same period in 2001, which resulted in an increase in net earnings of $137,000 or $.01 diluted earnings per share.

        Depreciation of rental merchandise increased $7.2 million to $39.7 million in the first quarter of 2002 from $32.5 million during the comparable period in 2001, a 22.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 35.3% from 31.8% from quarter to quarter. The increase as a percentage of rentals and fees was primarily because a greater percentage of our rentals and fees revenues are coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

        In the first quarter of 2002, we began depreciating sales and lease ownership merchandise upon the earlier to occur of its initial lease to a customer or twelve months after it is acquired from the vendor. Previously, we depreciated sales and lease ownership merchandise as soon as it was delivered to our stores from our distribution centers. This change in accounting method increased net earnings by approximately $504,000, or $.02 per diluted common share, during the quarter.

        Interest expense decreased $462,000 to $1.2 million in the first quarter of 2002 compared with $1.6 million in 2001, a 28.4% decline. As a percentage of total revenues, interest expense decreased to 0.7% in 2002 compared with 1.2% in 2001. The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels in the first quarter of 2002.

        Income tax expense decreased $937,000 to $3.5 million in the first quarter of 2002 compared with $4.5 million in 2001, representing a 20.9% decrease. Aaron Rents' effective tax rate was 37.4% in 2002 compared with 37.9% in 2001.

        Net Earnings.    Net earnings decreased $1.4 million to $5.9 million for the first quarter of 2002 compared with $7.3 million for the same period last year representing a 19.2% decrease. As a percentage of total revenues, net earnings were 3.8% in 2002 and 5.2% in 2001. The decrease in net earnings was primarily the result of start-up expenses associated with the addition of 86 sales and lease ownership stores during the twelve months ended March 31, 2002 compared to 56 store additions during the same period ended March 31, 2001, offset somewhat by the change in our rental merchandise depreciation method and the non-amortization of goodwill.

Liquidity and Capital Resources

  General

        Cash flows from operations for the three months ended March 31, 2002 and 2001 was $69.4 million and $47.1 million, respectively. Our cash flows include profits on the sale of rental return merchandise. In 2001, Aaron Rents extended its payment terms with vendors to obtain additional cash flows. Our primary capital requirements consist of buying rental merchandise for both company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

  •
  bank credit

  •
  cash flow from operations

  •
  trade credit with vendors

  •
  proceeds from the sale of rental return merchandise

  •
  stock offerings

        Aaron Rents has financed its growth through a revolving credit agreement with several banks, trade credit with vendors and internally generated funds. Our revolving credit agreement dated March 30, 2001 provides for unsecured borrowings up to $110.0 million, including an $8.0 million credit line to fund daily working capital requirements. The interest rate under our revolving credit agreement is currently the lower of the lender's prime rate or LIBOR plus 1.50%. The agreement expires on March 30, 2004. At March 31, 2002, an aggregate of $50.3 million was outstanding under this facility, bearing interest at a weighted average variable rate of 3.1%. We use interest rate swap agreements as part of our overall long-term financing program, as described below under "Market Risk."

        Aaron Rents' revolving credit agreement, and the construction and lease facility and the franchise loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, then we will be in default under our loans, and all amounts would become due immediately. Aaron Rents was complying with, or had obtained waivers of, all these covenants at March 31, 2002.

        As of March 31, 2002, Aaron Rents was authorized by its board of directors to purchase up to 1,186,890 common shares.

        Aaron Rents has paid dividends for fifteen consecutive years. A $.02 per share dividend on our common stock and Class A stock was paid in January 2001 and July 2001, for a total fiscal year cash outlay of $797,000. Subject to our continuing to earn sufficient income, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.

        We believe that our expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

  Commitments

        Construction and Lease Facility.    On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the company under lease agreements. The total amount advanced and outstanding under this facility at March 31, 2002 was approximately $24.7 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are currently based upon LIBOR plus 1.60%. The lease facility contains residual value guarantee and default guarantee provisions. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $20.9 million and $24.7 million, respectively, at March 31, 2002.

        Leases.    Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015. Most of the leases contain renewal options for additional periods ranging from 1 to 15 years or provide for options to purchase the related property at predetermined purchase prices, which do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next 3 years. We expect that most leases will be renewed or replaced by other leases in the normal course of business.

        Franchise Guaranty.    Aaron Rents has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee's debt obligations, which would be due in full within 90 days of the event of default. On March 31, 2002, the maximum amount which we might be obligated to repay in the event our franchisees defaulted was approximately $48.8 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Aaron Rents has had no losses associated with the franchisee loan and guaranty program.

        We have no long-term commitments to purchase merchandise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Aaron Rents manages its exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate term notes, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change, and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe minimizes the risk of counterparty default to a large extent.

        At March 31, 2002, we had swap agreements with total notional principal amounts of $40 million which effectively fixed the interest rates on an equal amount of our debt under our revolving credit agreement at an average rate of 7.0%, as follows: $20 million at an average rate of 6.15% until May 2003 and an additional $20 million at an average rate of 7.75% until November 2003. In March 2002, we reassigned interest rate swap agreements with a notional amount of $20 million as a cash flow hedge of variable payment obligations under our construction and lease facility described above. The fair value of interest rate swap agreements was a liability of approximately $2.4 million at March 31, 2002 and is included in accounts payable and accrued expenses in the March 31, 2002 balance sheet, with a corresponding charge to accumulated other comprehensive income, net of income taxes.

        We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments of any kind for trading or speculative purposes.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. This statement eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We have had no significant business combinations after June 30, 2001.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets. We performed Step 1 of the required transitional impairment test under SFAS 142 using a combination of the market value and comparable transaction approaches to business enterprise valuation. We concluded that the enterprise fair values of our reporting units were greater than the carrying value, and accordingly, no further impairment analysis was considered necessary. We also adopted the non-amortization provisions of SFAS 142, which resulted in an increase in net earnings of $137,000 or $.01 diluted earnings per share.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. We adopted SFAS 144 as of January 1, 2002, and the statement has not had a material effect on our consolidated financial statements.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We have an action pending against us in Escambia County, Florida alleging technical violations of the Florida consumer collections practices act and related claims, seeking certification as a class action and alleging statutory damages of $500 per violation. In March, 2002 the court awarded us summary judgment on the merits of the case and denied certification of the class. The case remains on appeal, and a second action filed on behalf of the same putative class has been stayed pending the outcome of that appeal. We believe the summary judgment will be upheld on appeal and that we will not incur any material liability in connection with these claims; however, given the novelty of the action and the uncertainty of consumer class actions, there can be no assurance that such will be the case.

        From time to time, we are party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)
The following exhibits are furnished herewith:

Exhibit Number	Description of Exhibit
10	Waiver Letter regarding the Amended and Restated Master Agreement dated March 29, 2002
18	Preferability letter regarding Accounting Change
(b)
No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date—May 15, 2002
/s/ GILBERT L. DANIELSON Gilbert L. Danielson Executive Vice President Chief Financial Officer
Date—May 15, 2002
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr. Vice President Corporate Controller

QuickLinks

PART I—FINANCIAL INFORMATION Item 1—Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES