Form 10-Q
period 2002-06-30
AARON RENTS INC
filed 2002-08-14
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of l934

June 30, 2002	0-12385
For Quarter Ended	Commission File No.

AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

309 E. Paces Ferry Road, N.E. Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)

(404) 231-0011
(Registrant’s telephone number, including area code)

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

Yes   ☒

No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 14, 2002
Common Stock, $.50 Par Value	17,958,401
Class A Common Stock, $.50 Par Value	3,731,706

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2002	December 31, 2001
	(In Thousands, Except Share Data)
ASSETS
Cash	$99	$93
Accounts Receivable	21,556	25,411
Rental Merchandise	410,542	392,532
Less: Accumulated Depreciation	(145,563)	(133,600)
	264,979	258,932
Property, Plant and Equipment, Net	78,894	77,282
Goodwill, Net	22,537	22,096
Prepaid Expenses and Other Assets	13,664	13,382

Total Assets	$401,729	$397,196

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$52,991	$65,344
Dividends Payable	399	399
Deferred Income Taxes Payable	31,020	20,963
Customer Deposits and Advance Payments	13,895	12,810
Bank Debt	26,300	72,397
Other Debt	11,253	5,316
Total Liabilities	135,858	177,229

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share;
Authorized: 25,000,000 Shares;
Shares Issued: 19,995,987 Shares at June 30, 2002 and 18,270,987 Shares at December 31, 2001	9,998	9,135
Class A Common Stock, Par Value $.50 Per Share;	2,681	2,681
Authorized: 25,000,000 Shares;
Shares Issued: 5,361,761
Additional Paid-in Capital	87,561	53,846
Retained Earnings	209,538	197,321
Accumulated Other Comprehensive Loss	(1,980)	(1,954)
	307,798	261,029

Less: Treasury Shares at Cost,
Common Stock, 2,037,586 Shares at June 30, 2002 and 2,130,421 Shares at December 31, 2001	(26,023)	(26,826)
Class A Common Stock, 1,630,055 Shares at June 30, 2002 and 1,532,255 Shares at December 31, 2001	(15,904)	(14,236)

Total Shareholders’ Equity	265,871	219,967

Total Liabilities & Shareholders’ Equity	$401,729	$397,196

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$113,643	$100,537	$226,145	$202,605
Retail Sales	14,150	14,754	31,165	32,030
Non-Retail Sales	18,801	13,494	41,264	31,440
Other	4,568	3,978	9,251	8,105
	151,162	132,763	307,825	274,180
COSTS AND EXPENSES:
Retail Cost of Sales	10,388	10,985	22,766	23,207
Non-Retail Cost of Sales	17,348	12,773	38,176	29,502
Operating Expenses	71,654	65,718	144,788	132,272
Depreciation of Rental Merchandise	40,036	33,585	79,736	66,067
Interest	1,070	1,704	2,236	3,332
	140,496	124,765	287,702	254,380
EARNINGS BEFORE TAXES	10,666	7,998	20,123	19,800

INCOME TAXES	3,970	3,031	7,506	7,504

NET EARNINGS	$6,696	$4,967	$12,617	$12,296

EARNINGS PER SHARE	$.33	$.25	$.63	$.62

EARNINGS PER SHARE ASSUMING DILUTION	.32	.25	.62	.61

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$.02	$.02	$.02	$.02
Class A Common Stock	.02	.02	.02	.02

WEIGHTED AVERAGE SHARES OUTSTANDING	20,353	19,911	20,134	19,891

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	20,761	20,141	20,489	20,110

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$12,617	$12,296
Depreciation and Amortization	87,876	73,478
Deferred Income Taxes	10,073	7,828
Change in Accounts Payable and Accrued Expenses	(12,395)	(10,149)
Change in Accounts Receivable	3,855	1,281
Other Changes, Net	901	(3,994)
Cash Provided by Operating Activities	102,927	80,740

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(11,987)	(16,511)
Book Value of Property Retired or Sold	3,752	2,705
Additions to Rental Equipment	(148,408)	(118,678)
Book Value of Rental Equipment Sold	63,027	62,248
Contracts and Other Assets Acquired	(833)	(8,025)
Cash Used by Investing Activities	(94,449)	(78,261)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Agreement	55,170	133,115
Repayments on Revolving Credit Agreement	(101,267)	(139,069)
Increase in Other Debt	4,409	2,869
Proceeds from Stock Offering	34,328
Dividends Paid	(399)	(398)
Acquisition of Treasury Stock	(1,667)
Issuance of Stock Under Stock Option Plans	954	1,006
Cash Used by Financing Activities	(8,472)	(2,477)

Increase in Cash	6	2
Cash at Beginning of Period	93	95
Cash at End of Period	$99	$97

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Principles of Consolidation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (“the Company”) and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of June 30, 2002, and the Consolidated Statements of Earnings and Cash Flows for the quarter and six months ended June 30, 2002 and 2001, have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.  The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Note B – Accounting Change

Effective January 1, 2002, the Company prospectively changed its method of depreciation for sales and lease ownership rental merchandise.  Previously, all sales and lease ownership rental merchandise began being depreciated when received at the store over a period of the shorter of 36 months or the length of the rental period(s), to a salvage value of zero.  Due to changes in the business, the Company changed the depreciation method such that sales and lease ownership rental merchandise received into a store begins being depreciated at the earlier of the expiration of twelve months from the date of acquisition, or upon being subject to a sales and lease ownership agreement. Under the previous and the new depreciation method, rental merchandise in distribution centers does not begin being depreciated until twelve months from the date of acquisition.   The Company believes the new depreciation method results in a better matching of the costs of rental merchandise with the corresponding revenue.  The change in method of depreciation had the effect of increasing net income by approximately $880,000 and $1,384,000, or approximately $.04 and $.07 diluted earnings per share, for the quarter and six month period ended June 30, 2002.

Note C – Adoption of New Accounting Principles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Intangible Assets.  The Company performed Step 1 of the required transitional impairment test under SFAS 142 using a combination of the market value and comparable transaction approaches to business enterprise valuation.  The Company concluded that the enterprise fair values of the Company’s reporting units was greater than the carrying value, and accordingly no further impairment analysis was considered necessary.  The Company also adopted the non-amortization provisions of SFAS 142.

A reconciliation of net earnings and earnings per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption is as follows:

(In Thousands Except Per Share)	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001

Net earnings	$6,696	$4,967	$12,617	$12,296
Amortization of goodwill, net of tax		191		328
Adjusted net earnings	$6,696	$5,158	$12,617	$12,624

Basic:
Net earnings per common share	$.33	$.25	$.63	$.62
Amortization of goodwill, net of tax		.01		.02
Adjusted earnings per common share	$.33	$.26	$.63	$.64

Diluted:
Net earnings per common share	$.32	$.25	$.62	$.61
Amortization of goodwill, net of tax		.01		.02
Adjusted earnings per common share	$.32	$.26	$.62	$.63

Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) Accounting for the Impairment and Disposal of Long-Lived Assets.  The adoption of SFAS 144 had no effect on the Company’s financial statements.

Note D – Bank and Other Debt

In the first six months of 2002, in connection with the repayment of borrowings under the Company’s revolving credit agreement, the Company redesignated interest rate swap agreements in the notional amount of $24 million to the Company’s variable payment-based construction and lease facility.  The variable payment construction and lease facility is LIBOR based and, accordingly, this swap redesignation effectively fixes the lease payments.

In April 2002, the Company entered into a sale leaseback transaction with a limited liability company owned by the Company’s President and Chief Operating Officer and by its Chairman, Chief Executive Officer and controlling shareholder.  The limited liability company obtained borrowings collateralized by real estate totaling approximately $5.5 million.  The land and building collateralizing the obligation are occupied by the Company.    The transaction has been accounted for as a financing in the accompanying consolidated financial statements. Accordingly, the land and building and the debt obligation are recorded in the Company’s consolidated financial statements.  No gain or loss was recognized associated with this transaction.

Note E – Subsequent Events

In August 2002, we anticipate selling $50 million in aggregate principal amount of our 6.88% senior unsecured notes due August 2009 in a private placement.  Quarterly interest payments will be due for the first two years followed by annual $10 million principal repayments plus interest for the next five years.

Note F: Comprehensive income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the six month periods ended June 30, 2002 and 2001 was $12,591,000 and $11,378,000, respectively.  Comprehensive income for the three month periods ended June 30, 2002 and 2001 was $6,232,000 and $5,125,000,  respectively.

Note G: Segment Information

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
	(in thousands)
Revenues from external customers:
Sales & Lease Ownership	$114,391	$88,714	$235,531	$184,265
Rent-to-Rent	30,634	38,789	63,379	82,080
Franchise	4,042	3,532	8,004	6,980
Other	1,243	808	2,448	1,881
Manufacturing	14,240	9,376	29,730	22,001
Elimination of intersegment revenues	(14,263)	(9,477)	(29,748)	(22,225)
Cash to accrual adjustments	875	1,021	(1,519)	(802)
Total revenues from external customers	$151,162	$132,763	$307,825	$274,180

Earnings before income taxes:
Sales & Lease Ownership	$7,588	$4,196	$15,264	$11,556
Rent-to-Rent	2,353	2,164	5,393	6,694
Franchise	2,704	2,261	5,161	4,430
Other	(2,015)	(1,236)	(3,808)	(1,976)
Manufacturing	81	(546)	705	(627)
Earnings before income taxes for reportable segments	10,711	6,839	22,715	20,077
Elimination of intersegment profit	(624)	331	(1,276)	599
Cash to accrual adjustments	579	828	(1,316)	(876)
Total earnings before income taxes	$10,666	$7,998	$20,123	$19,800

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed in the Company’s Final Prospectus, filed with the Securities and Exchange Commission on June 7, 2002, under the caption “Risk Factors.”.

The following discussion should be read in conjunction with the consolidated financial statements for the three months and six months ended June 30, 2002 and 2001, including the notes to those statements, included elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations:

Three months ended June 30, 2002 compared with three months ended June 30, 2001

Revenues.  Total revenues for the second quarter of 2002 increased $18.4 million to $151.2 million compared with $132.8 million in the comparable period in 2001, a 13.9% increase.  The increase was due mainly to a $13.1 million, or 13.0%, increase in rentals and fees revenues, plus a $5.3 million, or 39.3% increase in non-retail sales. Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to an $18.8 million increase from our sales and lease ownership division, which had a 9.9% increase in same store revenues during the quarter and added 87 company-operated stores since the beginning of the second quarter 2001.  The growth in our sales and lease ownership division was offset by a $5.7 million decrease in rental revenues in our rent-to-rent division.

Revenues from retail sales decreased $604,000 to $14.2 million in the second quarter of 2002 from $14.8 million for the same period last year due to a decrease of $2.4 million in our rent-to-rent division offset by an increase of $1.8 million in the sales and lease ownership division.  Retail sales represent sales of both new and rental return merchandise.  Non-retail sales, which primarily represent merchandise sold to our sales and lease ownership franchisees, increased 39.3% to $18.8 million in the second quarter of 2002 from $13.5 million for the second quarter of 2001.  The increased sales were due to the growth of our franchise operations.

Other revenues, which include franchise fee and royalty income and other miscellaneous revenues, for the three months ended June 30, 2002 increased $590,000 to $4.6 million compared with $4.0 million for the comparable period in 2001, a 14.8% increase.  This increase was attributable to franchise fee and royalty income increasing $515,000 or 14.7%, to $4.0 million compared with $3.5 million in the second quarter of last year, reflecting the net addition of 16 new franchised stores since the end of the second quarter 2001 and improved operating revenues at mature franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $26.4 million to $120.1 million in the second quarter of 2002 compared with $93.7 million for the similar period in 2001, a 28.2% increase.  This increase was attributable to the sales and lease ownership division adding 87 stores since the beginning of the second quarter 2001 combined with same store revenue growth of 9.9% in the second quarter of 2002.  Rent-to-rent division revenues for the three months ended June 30, 2002 decreased 20.5% to $31.1 million from $39.1 million for the comparable period in 2001.  The decrease in rent-to-rent division revenues is primarily the result of our decision to close, merge or sell 25 under-performing stores since the beginning of the second quarter 2001, as well as a decline of same store revenues.

Cost of Sales.  Cost of sales from retail sales decreased $597,000, or 5.4%, to $10.4 million in the second quarter of 2002 compared to $11.0 million for the comparable period in 2001, and as a percentage of sales, decreased to 73.4% from 74.5%.  The decrease in retail cost of sales as a percentage of sales was primarily due to improved margins in our rent-to-rent division during the second quarter of 2002.  Cost of sales from non-retail sales increased $4.6 million to $17.3 million in the second quarter of 2002 from $12.8 million in the second quarter of 2001, and as a percentage of sales, decreased to 92.3% from 94.7%.  The increased margins on non-retail sales were primarily the result of higher margins on certain products sold to franchisees.

Expenses.  Operating expenses in the second quarter of 2002 increased $5.9 million to $71.7 million from $65.7 million for the comparable period in 2001, a 9.0% increase.  As a percentage of total revenues, operating expenses were 47.4% for the three months ended June 30, 2002 and 49.5% for the comparable period in 2001.  Operating expenses decreased as a percentage of total revenues between quarters primarily due to costs incurred in the second quarter of 2001 associated with the acquisition of numerous store locations formerly operated by one of the nation’s largest furniture retailers, along with other new store openings.  In addition, we discontinued

amortizing goodwill in 2002 in connection with the adoption of a new accounting standard.  This adoption had the effect of eliminating amortization expense of $307,000 for the second quarter of 2002 as compared with the same period in 2001.

Depreciation of rental merchandise increased $6.5 million to $40.0 million in the second quarter of 2002 from $33.6 million during the comparable period in 2001, a 19.2% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise increased to 35.2% from 33.4% from quarter to quarter.  The increase as a percentage of rentals and fees was primarily because a greater percentage of our rentals and fees revenues are coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

On January 1, 2002, we began depreciating sales and lease ownership merchandise upon the earlier to occur of its initial lease to a customer or twelve months after it is acquired from the vendor.  Prior to then, we began depreciating sales and lease ownership merchandise as soon as it was delivered to our stores from our distribution centers.  This change in accounting method increased net earnings by approximately $880,000, or $.04 per diluted common share, during the second quarter.

Interest expense decreased $634,000 to $1.1 million in the second quarter of 2002 compared with $1.7 million in 2001, a 37.2% decline.  As a percentage of total revenues, interest expense decreased to 0.7% in 2002 compared with 1.3% in 2001.  The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels in the second quarter of 2002.

Income tax expense increased $939,000 to $4.0 million in the second quarter of 2002 compared with $3.0 million in 2001, representing a 31.0% increase.  Aaron Rents’ effective tax rate was 37.2% in 2002 compared with 37.9% in 2001.

Net Earnings.  Net earnings increased $1.7 million to $6.7 million for the second quarter of 2002 compared with $5.0 million for the same period last year representing a 34.8% increase.  As a percentage of total revenues, net earnings were 4.4% in 2002 and 3.7% in 2001.  The increase in net earnings was primarily the result of the maturing 101 company operated sales and lease ownership stores added in 2001, and a 9.9% increase in same store revenue growth, coupled with the change in our rental merchandise depreciation method and the non-amortization of goodwill, offset in part by the increased operating expenses associated with the addition of the 101 company operated stores added in 2001.

Six months ended June 30, 2002 compared with six months ended June 30, 2001

Revenues.  Total revenues for the first six months of 2002 increased $33.6 million to $307.8 million compared with $274.2 million in the comparable period in 2001, a 12.3% increase.  The increase was due mainly to a $23.5 million, or 11.6%, increase in rentals and fees revenues, plus a $9.8 million increase in non-retail sales.  Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $36.4 million increase from our sales and lease ownership division, which had an average increase of 8.6% in same store revenues for the first six months of 2002 and added 106 company-operated stores since the beginning of 2001.  The growth in our sales and lease ownership division was offset by a $12.8 million decrease in rental revenues in our rent-to-rent division.

Revenues from retail sales decreased $865,000 to $31.2 million in the first six months of 2002 from $32.0 million for the same period last year due to a decrease of $5.8 million in our rent-to-rent division offset by an increase of $4.9 million in the sales and lease ownership division.  Retail sales represent sales of both new and rental return merchandise.   Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 31.2% to $41.3 million in the first six months of 2002 from $31.4 million for the first six months of 2001.  The increased sales were due to the growth of our franchise operations.

Other revenues, which include franchise fee and royalty income and other miscellaneous revenues, for the six months ended June 30, 2002 increased $1.1 million to $9.3 million compared with $8.1 million for the comparable period in 2001, a 14.1% increase.  This increase was attributable to franchise fee and royalty income increasing $1.0 million, or 14.4%, to $7.9 million compared with $6.9 million in the first six months of last year, reflecting the net addition of 16 new franchised stores since the end of the second quarter 2001 and improved operating revenues at mature franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $51.9 million to $243.4 million in the first six months of 2002 compared with $191.5 million for the similar period in 2001, a 27.1% increase.  This increase was attributable to the sales and lease ownership division adding 106 stores since the beginning of 2001 combined with same store revenue growth of 8.6% in the first six months of 2002.  Rent-to-rent division revenues for the six months ended June 30, 2002 decreased 22.1% to $64.4 million from $82.7 million for the comparable period in 2001.  The decrease in rent-to-rent division revenues is primarily the result of our decision to close, merge or sell 26 under-performing stores since the beginning of 2001, as well as a decline of same store revenues.

Cost of Sales.  Cost of sales from retail sales decreased $441,000 or 1.9%, to $22.8 million in the first six months of 2002 compared to $23.2 million for the comparable period in 2001, and as a percentage of sales, increased to 73.0% from 72.5%.  The increase in retail cost of sales as a percentage of sales was primarily due to a slight decrease in margins in both the rent to rent and sales and lease ownership divisions during the first six months of 2002.  Cost of sales from non-retail sales increased $8.7 million to $38.2 million in the first six months of 2002 from $29.5 million in the first six months of 2001, and as a percentage of sales, decreased to 92.5% from 93.8%.  The increased margins on non-retail sales were primarily the result of higher margins on certain products sold to franchisees.

Expenses.  Operating expenses in the first six months of 2002 increased $12.5 million to $144.8 million from $132.3 million for the comparable period in 2001, a 9.5% increase.  As a percentage of total revenues, operating expenses were 47.0% for the six months ended June 30, 2002 and 48.2% for the comparable period in 2001.  Operating expenses decreased as a percentage of total revenues between periods primarily due to costs incurred in the first six months of 2001 associated with the acquisition of numerous store locations formerly operated by one of the nation’s largest furniture retailers, along with other new store openings.  In addition, we discontinued amortizing goodwill in 2002 in connection with the adoption of a new accounting standard.  This adoption had the effect of eliminating amortization expense of $527,000 for the first six months of 2002 as compared with the same period in 2001.

Depreciation of rental merchandise increased $13.7 million to $79.7 million in the first six months of 2002 from $66.1 million during the comparable period in 2001, a 20.7% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise increased to 35.3% from 32.6% from period to period.  The increase as a percentage of rentals and fees was primarily because a greater percentage of our rentals and fees revenues are coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

On January 1, 2002, we began depreciating sales and lease ownership merchandise upon the earlier to occur of its initial lease to a customer or twelve months after it is acquired from the vendor.  Prior to then, we began depreciating sales and lease ownership merchandise as soon as it was delivered to our stores from our distribution centers.  This change in accounting method increased net earnings by approximately $1,384,000, or $.07 per diluted common share, during the six months.

Interest expense decreased $1.1 million to $2.2 million in the first six months of 2002 compared with $3.3 million in 2001, a 32.9% decline.  As a percentage of total revenues, interest expense decreased to 0.7% in 2002 compared with 1.2% in 2001.  The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels in the first six months of 2002.

Income tax expense remained virtually unchanged at $7.5 million in the first six months of 2002 and 2001. Aaron Rents’ effective tax rate was 37.3% in 2002 compared with 37.9% in 2001.

Net Earnings.  Net earnings increased $321,000 to $12.6 million for the first six months of 2002 compared with $12.3 million for the same period last year representing a 2.6% increase.  As a percentage of total revenues, net earnings were 4.1% in 2002 and 4.5% in 2001.  The increase in net earnings was primarily the result of the maturing 101 company operated sales and lease ownership stores added in 2001, and a 8.6% increase in same store revenue growth, coupled with the change in our rental merchandise depreciation method and the non-amortization of goodwill, offset in part by the increased operating expenses associated with the addition of the 101 company operated stores added in 2001.

Liquidity and Capital Resources

General

Cash flows from operations for the six months ended June 30, 2002 and 2001 was $102.9 and $80.7 million, respectively.  Our cash flows include profits on the sale of rental return merchandise.  Our primary capital requirements consist of buying rental merchandise for both company-operated sales and lease ownership and rent-to-rent stores.  As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement.  These capital requirements historically have been financed through:

•              bank credit

•              cash flow from operations

•              trade credit with vendors

•              proceeds from the sale of rental return merchandise

•              stock offerings

In August 2002, we anticipate selling $50 million in aggregate principal amount of our 6.88% senior unsecured notes due August 2009 in a private placement.  Quarterly interest payments will be due for the first two years followed by annual $10 million principal repayments plus interest for the next five years.  We intend to use the net proceeds of the sale to refinance existing indebtedness and finance future expansion.

In June 2002, we completed an underwritten public offering of 1.725 million newly-issued shares of our common stock (including shares issued pursuant to the underwriters’ over-allotment option) for net proceeds, after the underwriting discount and expenses, of approximately $34.1 million.  We used the proceeds to repay borrowings under our revolving credit facility as described in Part II, Item 2 of this Report.  A selling shareholder sold an additional 575,000 shares in the offering.

Aaron Rents has financed its growth through a revolving credit agreement with several banks, collateralized real estate borrowings, trade credit with vendors and internally generated funds. Our revolving credit agreement dated March 30, 2001 provides for unsecured borrowings up to $110.0 million, including an $8.0 million credit line to fund daily working capital requirements.  The interest rate under our revolving credit agreement is currently the lower of the lender’s prime rate or LIBOR plus 1.50%.  The agreement expires on March 30, 2004.  At June 30, 2002, an aggregate of $26.3 million was outstanding under this facility, bearing interest at a weighted average variable rate of 3.4%.  We use interest rate swap agreements as part of our overall long-term financing program, as described below under “Market Risk.”

Aaron Rents’ revolving credit agreement, and the construction and lease facility and the franchise loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios.  If we fail to comply with these covenants, then we will be in default under our loans, and all amounts would become due immediately.  Aaron Rents was complying with, or had obtained waivers of, all these covenants at June 30, 2002.

As of June 30, 2002, Aaron Rents was authorized by its board of directors to purchase up to an additional 1,186,890 common shares.

Aaron Rents has paid dividends for fifteen consecutive years.  A $.02 per share dividend on our common stock and Class A stock was paid in January 2002 and July 2002, for a total fiscal year cash outlay of $798,000.  Subject to our continuing to earn sufficient income, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that the proceeds from our senior note offering, our expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility.  On October 31, 2001, we renewed our $25 million construction and lease facility.  From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the company under lease agreements.  The total amount advanced and outstanding under this facility at June 30, 2002 was approximately $24.7 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet.  This construction and lease facility expires in 2006.  Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.60%.  The lease facility contains residual value guarantee and default guarantee provisions.  Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $20.9 million and $24.7 million, respectively, at June 30, 2002.

Leases.  Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015.  Most of the leases contain renewal options for additional periods ranging from 1 to 15 years or provide for options to purchase the related property at predetermined purchase prices, which do not represent bargain purchase options.  We also lease transportation and computer equipment under operating leases expiring during the next 3 years.  We expect that most leases will be renewed or replaced by other leases in the normal course of business.  Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2001, including leases under our construction and lease facility described above, are as follows:  $30.0 million in 2002; $24.5 million in 2003; $18.8 million in 2004; $12.4 million in 2005; $7.6 million in 2006; and $8.8 million thereafter.

Franchise Guaranty.  Aaron Rents has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank.  In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default.  At June 30, 2002, the portion which we might be obligated to repay in the event our franchisees defaulted was approximately $48.7 million.  However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets.  Aaron Rents has had no losses associated with the franchisee loan and guaranty program.

We have no long-term commitments to purchase merchandise.  See Note F to our 2001 Annual Report for further information.

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

At June 30, 2002, we had swap agreements with total notional principal amounts of $60 million which effectively fixed the interest rates on an equal amount of our debt under our revolving credit agreement, variable payment construction and lease facility, and other debt at an average rate of 7.2%, as follows:  $20 million at an average rate of 6.15% until May 2003; $10 million at an average rate of 7.96% until November 2003; $10 million at an average rate of 7.75% until November 2003 and an additional $20 million at an average rate of 7.6% until June 2005.  In the first six months of 2002, we reassigned approximately $24 million of notional amount of swaps to the variable payment obligations under our construction and lease facility described above. The fair value of interest rate swap agreements was a liability of approximately $3.2 million at June 30, 2002.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets.  We performed Step 1 of the required transitional impairment test under SFAS 142 using a combination of the market value and comparable transaction approaches to business enterprise valuation.  We concluded that the enterprise fair values of our reporting units were greater than the carrying value, and accordingly, no further impairment analysis was considered necessary.  We also adopted the non-amortization provisions of SFAS 142, which resulted in an increase in net earnings of $191,000 and $327,000 or $.01 and $.02 diluted earnings per share for the quarter and six months ended June 30, 2002, respectively.

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

PART II — OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

In June 2002 the Company and a selling shareholder completed a public offering of 2,300,000 shares of the Company’s Common Stock, $.50 par value, including 300,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at an aggregate offering price of $48.3 million.  The offering, which commenced on June 5, 2002 and terminated after the sale of all securities registered thereunder, was underwritten by Wachovia Securities, SunTrust Capital Markets, Inc. and BB&T Capital Markets, a Division of Scott & Stringfellow, Inc.  The shares were registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on June 5, 2002 (Commission File No. 333-88392).

Of the 2,300,000 shares sold in the offering, 1,725,000 were newly-issued shares sold by the Company and 575,000 shares were sold by the selling shareholder, R. Charles Loudermilk, Sr., the Company’s Chairman of the Board and Chief Executive Officer.  The Company received $34.1 million in net proceeds, after deducting its share of underwriting discounts and commissions of $1,897,500 and offering expenses of approximately $225,000.  The Company’s expenses included expenses related to the selling shareholder’s sale of shares, other than the selling shareholder’s pro rata share of SEC, National Association of Securities Dealers, and New York Stock Exchange filing and listing fees.  The Company used the net proceeds to repay borrowings outstanding under its revolving credit agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 7, 2002 in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

Votes cast for or withheld regarding the election of ten (10) Directors for a term of one (1) year were as follows:

Name of Nominee	For	Withheld

R.C. Loudermilk, Sr.	3,586,474	12,080
Robert C. Loudermilk, Jr.	3,586,374	12,180
Gilbert L. Danielson	3,586,474	12,080
Ronald W. Allen	3,585,574	12,980
Leo Benatar	3,590,549	8,005
Earl Dolive	3,590,549	8,005
J. Rex Fuqua	3,590,549	8,005
Ingrid Saunders Jones	3,585,574	12,980
M. Collier Ross	3,590,549	8,005
William K. Butler	3,586,474	12,080

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)   Exhibits

99.1 Certification Pursuant to 18 U.S.C. section 1350

(b)   No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date - August 14, 2002	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President Chief Financial Officer

Date - August 14, 2002	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair. Jr.
Vice President Corporate Controller