Form 10-Q
period 2002-09-30
AARON RENTS INC
filed 2002-11-15
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

September 30, 2002	0-12385
For Quarter Ended	Commission File No.

AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

309 E. Paces Ferry Road, N.E.Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 14, 2002
Common Stock, $.50 Par Value	17,983,517
Class A Common Stock, $.50 Par Value	3,731,706

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2002	December 31, 2001
	(In Thousands, Except Share Data)
ASSETS
Cash	$20,422	$93
Accounts Receivable	23,937	25,411
Rental Merchandise	433,033	392,532
Less: Accumulated Depreciation	(151,878)	(133,600)
	281,155	258,932
Property, Plant and Equipment, Net	81,672	77,282
Goodwill, Net	24,337	22,096
Prepaid Expenses and Other Assets	15,016	13,382

Total Assets	$446,539	$397,196

LIABILITIES & SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses	$60,507	$65,344
Dividends Payable		399
Deferred Income Taxes Payable	34,646	20,963
Customer Deposits and Advance Payments	13,580	12,810
Bank Debt	4,300	72,397
Other Debt	61,143	5,316
Total Liabilities	174,176	177,229

Commitments & Contingencies

Shareholders' Equity
Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 19,995,987 Shares at September 30, 2002 and 18,270,987 Shares at December 31, 2001	9,998	9,135
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 5,361,761	2,681	2,681
Additional Paid-in Capital	87,502	53,846
Retained Earnings	216,260	197,321
Accumulated Other Comprehensive Loss	(2,382)	(1,954)
	314,059	261,029
Less: Treasury Shares at Cost,
Common Stock, 2,012,470 Shares at September 30, 2002 and 2,130,421 Shares at December 31, 2001	(25,792)	(26,826)
Class A Common Stock, 1,630,055 Shares at September 30, 2002 and 1,532,255 Shares at December 31, 2001	(15,904)	(14,236)

Total Shareholders' Equity	272,363	219,967

Total Liabilities & Shareholders' Equity	$446,539	$397,196

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands, Except Per Share)

REVENUES:
Rentals and Fees	$115,369	$99,361	$341,514	$301,966
Retail Sales	17,623	14,931	48,788	46,961
Non-Retail Sales	19,805	14,640	61,069	46,080
Other	5,041	3,584	14,292	11,689
	157,838	132,516	465,663	406,696
COSTS AND EXPENSES:
Retail Cost of Sales	13,079	10,860	35,845	34,067
Non-Retail Cost of Sales	18,376	13,767	56,552	43,269
Operating Expenses	73,184	75,061	217,972	207,333
Depreciation of Rental Merchandise	41,394	34,271	121,130	100,338
Interest	1,136	1,715	3,372	5,047
	147,169	135,674	434,871	390,054
EARNINGS (LOSS) BEFORE TAXES	10,669	(3,158)	30,792	16,642

INCOME TAXES (BENEFIT)	3,948	(1,197)	11,454	6,307

NET EARNINGS (LOSS)	$6,721	$(1,961)	$19,338	$10,335

EARNINGS (LOSS) PER SHARE	$.31	$(.10)	$.94	$.52

EARNINGS (LOSS) PER SHARE ASSUMING DILUTION	.31	(.10)	.92	.51

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$	$	$.02	$.02
Class A Common Stock			.02	.02

WEIGHTED AVERAGE SHARES OUTSTANDING	21,656	19,959	20,647	19,914

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	21,980	19,959	20,965	20,140

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$19,338	$10,335
Depreciation and Amortization	133,246	111,703
Deferred Income Taxes	13,911	4,504
Change in Accounts Payable and Accrued Expenses	(7,440)	22,995
Change in Accounts Receivable	2,774	163
Other Changes, Net	(1,038)	(3,323)
Cash Provided by Operating Activities	160,791	146,377

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(27,375)	(26,593)
Book Value of Property Retired or Sold	11,069	5,026
Additions to Rental Equipment	(231,136)	(178,515)
Book Value of Rental Equipment Sold	96,873	90,399
Contracts and Other Assets Acquired	(10,832)	(10,310)
Cash Used by Investing Activities	(161,401)	(119,993)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Agreement	64,417	136,002
Repayments on Revolving Credit Agreement	(132,514)	(165,302)
Increase in Other Debt	55,827	1,973
Proceeds from Stock Offering	34,328
Dividends Paid	(798)	(797)
Acquisition of Treasury Stock	(1,667)
Issuance of Stock Under Stock Option Plans	1,346	1,744
Cash Provided (Used) by Financing Activities	20,939	(26,380)

Increase in Cash	20,329	4
Cash at Beginning of Period	93	95
Cash at End of Period	$20,422	$99

See Notes to Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Principles of Consolidation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of September 30, 2002, and the Consolidated Statements of Earnings and Cash Flows for the quarter and nine months ended September 30, 2002 and 2001, have been prepared without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.  The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Revenue Recognition

Rental revenues are recognized as revenue in the month they are due.  Rental payments received prior to the month due are recorded as deferred rental revenue.  The Company maintains ownership of the rental merchandise until all payments are received under sales and lease ownership agreements.  Revenues from the sale of residential and office furniture and other merchandise are recognized at the time of shipment which is when title and risk of ownership is transferred to the customer.

Franchisees pay a non-refundable initial franchise fee of $35,000 for each store opened and an ongoing royalty of 5% of cash receipts.  Franchise fees and area development franchise fees are generated from the sale of rights to develop, own and operate Aaron’s Sales and Lease Ownership stores.  These fees are recognized when substantially all of the Company’s obligations per location are satisfied (generally at the date of the store opening). Prior to opening the franchisees are provided support in creating a business plan, site selection services, marketing analysis, training and are provided necessary computer software and assistance in advertising and publicity to reach the market area of each store.   Franchise fees and area development fees received prior to the substantial completion of the Company’s obligations are deferred.  The ongoing royalties are recognized in the period earned. In addition, on a monthly basis, the Company recognizes servicing and guarantee fees as earned associated with the Company sponsored franchise loan program. The Company includes this income in Other Revenues in the Consolidated Statements of Earnings.

Rental Merchandise

Our policies require weekly rental merchandise counts by store managers, which includes a write-off for unsalable, damaged or missing merchandise inventories. Full physical inventories are generally taken at our distribution and manufacturing facilities on a quarterly basis, and appropriate provisions are made for missing, damaged and unsalable merchandise.  In addition, we monitor rental merchandise levels and mix by division, store and distribution center, as well as the average age of merchandise on hand. If unsalable rental merchandise can not be returned to vendors, it’s adjusted to its net realizable value or written off. Rental merchandise adjustments for the third quarter were $2.8 million in 2002 and $4.0 million in 2001.  For the nine-month periods ending September 30 the rental merchandise adjustments were $4.3 million in 2002 and $4.5 million in 2001.  These charges are recorded as a component of operating expenses.

Closed Store Reserves

From time to time the Company closes under-performing stores.  The charges related to the closing of these stores primarily consists of the present value of future minimum payments under the store’s real estate leases, net of estimated sublease income.

Insurance Reserves

Estimated insurance reserves are accrued primarily for group health and workers compensation benefits provided to the Company’s employees.  Estimates for these insurance reserves are made based on actual reported but unpaid claims and an actuarially determined projected claims for both reported and incurred but unreported claims.

Note B – Accounting Change

Effective January 1, 2002, the Company prospectively changed its method of depreciation for sales and lease ownership rental merchandise.  Previously, all sales and lease ownership rental merchandise began being depreciated when received at the store over a period of the shorter of 36 months or the length of the rental period(s), to a salvage value of zero.  Due to changes in the business, the Company changed the depreciation method such that sales and lease ownership rental merchandise received into a store begins being depreciated at the earlier of the expiration of twelve months from the date of acquisition, or upon being subject to a sales and lease ownership agreement. Under the previous and the new depreciation method, rental merchandise in distribution centers does not begin being depreciated until twelve months from the date of acquisition.   The Company believes the new depreciation method results in a better matching of the costs of rental merchandise with the corresponding revenue.  The change in method of depreciation had the effect of increasing net income by approximately $824,000 and $2,208,000, or approximately $.04 and $.11 diluted earnings per share, for the quarter and nine month period ended September 30, 2002.

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

A reconciliation of net earnings and earnings per common share, adjusted to exclude goodwill amortization expense, net of tax, for the period prior to adoption is as follows:

(In Thousands Except Per Share)	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001

Net earnings (loss)	$6,721	$(1,961)	$19,338	$10,355
Amortization of goodwill, net of tax		176		507
Adjusted net earnings (loss)	$6,721	$(1,785)	$19,338	$10,862

Basic:
Net earnings (loss) per common share	$.31	$(.10)	$.94	$.52
Amortization of goodwill, net of tax		.01		.03
Adjusted earnings (loss) per common share	$.31	$(.09)	$.94	$.55

Diluted:
Net earnings (loss) per common share	$.31	$(.10)	$.92	$.51
Amortization of goodwill, net of tax		.01		.03
Adjusted earnings (loss) per common share	$.31	$(.09)	$.92	$.54

Effective January 1, 2002, the Company also adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) Accounting for the Impairment and Disposal of Long-Lived Assets.  The adoption of SFAS 144 had no effect on the Company’s financial statements.

Note D – Bank and Other Debt

In March 2002,  in connection with the repayment of borrowings under the Company’s revolving credit agreement, the Company redesignated interest rate swap agreements in the notional amount of $24 million to the Company’s variable payment-based construction and lease facility.  The variable payment construction and lease facility is LIBOR based and, accordingly, this swap redesignation effectively fixes the lease payments.  Since August 2002, fixed rate swap agreements in the notional amount of $32 million were not being utilized as a hedge of variable obligations, and accordingly, changes in the valuation of such swap agreements are recorded directly to earnings.

In April 2002, the Company entered into a sale leaseback transaction with a limited liability corporation whose owners include the Company’s majority shareholder.  The limited liability company obtained borrowings collateralized by real estate totaling approximately $5.5 million.  The land and building collateralizing the obligation are occupied by the Company.   The transaction has been accounted for as a financing in the accompanying consolidated financial statements. Accordingly, the land and building and the debt obligation are recorded in the Company’s consolidated financial statements.  No gain or loss was recognized associated with this transaction, and the rental payments are at estimated market rates.

On August 15, 2002 the Company sold $50,000,000 in aggregate principal amount of senior unsecured notes in a private placement. The debt matures August 13, 2009. Quarterly interest only payments at 6.88% are due for the first two years followed by annual $10,000,000 principal repayments plus interest for the five years thereafter.

Note E: Comprehensive Income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the nine month periods ended September 30, 2002 and 2001 was $18,916,000 and $8,162,000, respectively.  Comprehensive income (loss) for the three month periods ended September 30, 2002 and 2001 was $6,325,000 and ($3,236,000),  respectively.

Note F: Segment Information

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
	(in thousands)

Revenues from external customers:
Sales & Lease Ownership	$122,941	$92,555	$358,472	$276,820
Rent-to-Rent	29,245	36,064	92,624	118,144
Franchise	4,282	3,101	12,286	10,081
Other	1,221	832	3,669	2,713
Manufacturing	11,065	14,066	40,795	36,067
Elimination of intersegment revenues	(11,164)	(14,129)	(40,912)	(36,354)
Cash to accrual adjustments	248	27	(1,271)	(775)
Total revenues from external customers	$157,838	$132,516	$465,663	$406,696

Earnings before income taxes:
Sales & Lease Ownership	$6,748	$232	$22,012	$11,788
Rent-to-Rent	1,607	987	7,000	7,681
Franchise	2,923	2,070	8,084	6,500
Other	(1,151)	(923)	(4,959)	(2,899)
Manufacturing	70	96	775	(531)
Earnings before income taxes for reportable segments	10,197	2,462	32,912	22,539
Elimination of intersegment profit	(28)	(37)	(612)	691
Cash to accrual adjustments	119	152	(1,197)	(724)
Other allocations and adjustments	381	(5,735)	(311)	(5,864)
Total earnings before income taxes	$10,669	$(3,158)	$30,792	$16,642

Revenues in the "Other" category are primarily from leasing space to unrelated, third parties in our corporate headquarters building and revenues from several minor unrelated activities.  The pretax losses in the "Other" category are the net result of the profit and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes.  The significant increase in “Other” losses before income taxes from 2001 to 2002 relates to the under allocation of corporate expenses to the reportable segments in a period of rising corporate expenses.

"Other allocations and adjustments" are primarily comprised of the capitalization and amortization of manufacturing variances not allocated to the segment which holds the related rental merchandise, adjustments to the closed store reserve, and other non-recurring adjustments not allocated to the operating segments. The reason for the change in the "Other allocations and adjustments" from 2001 to 2002 was primarily the recording of a $5.6 million charge for future lease obligations and impaired assets that were not charged to the corresponding operating segment for management reporting purposes.

Earnings before income taxes for each reportable segment are generally determined in accordance with generally accepted accounting principles with the following adjustments:

•                  A predetermined amount of approximately 2.2% of each reportable segments’ revenues is charged from corporate as an allocation of corporate overhead.

•                  Non-recurring or unusual adjustments related to store closures and rent payments related to closed stores are not recorded on the reportable segments financial statements, but rather maintained and controlled by corporate headquarters.

•                  The capitalization and amortization of manufacturing variances is recorded on the corporate financial statements as part of other adjustments and allocations and is not allocated to the segment which holds the related rental merchandise.

•                  Interest on borrowings is estimated at the beginning of each year.  Interest is then allocated from corporate to operating segments on the basis of relative total assets.

•                  Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  The Company notes that the forward-looking statements set forth involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed in the Company’s Final Prospectus, filed with the Securities and Exchange Commission on June 7, 2002, under the caption “Risk Factors.”

The following discussion should be read in conjunction with the consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three months ended September 30, 2002 compared with three months ended September 30, 2001

Revenues.  Total revenues for the third quarter of 2002 increased $25.3 million to $157.8 million compared with $132.5 million in the comparable period in 2001, a 19.1% increase.  The increase was due mainly to a $16.0 million, or 16.1%, increase in rentals and fees revenues, plus a $5.2 million, or 35.3%, increase in non-retail sales. Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $21.1 million increase from our sales and lease ownership division, which had a 13.6% increase in same store revenues during the quarter and added 101 company-operated stores since the beginning of the third quarter 2001.  The growth in our sales and lease ownership division was offset by a $5.1 million decrease in rental revenues in our rent-to-rent division.

Revenues from retail sales increased $2.7 million to $17.6 million in the third quarter of 2002 from $14.9 million for the same period last year primarily due to the August 2002 acquisition of 25 Sight’n Sound stores which added approximately $4.0 million of retail sales for the quarter.  The increase in sales and lease ownership retail sales was offset by a $1.9 million decrease in retail sales from our rent-to-rent division.  Retail sales represent sales of both new and rental return merchandise.  Non-retail sales, which primarily represent merchandise sold to our sales and lease ownership franchisees, increased 35.3% to $19.8 million in the third quarter of 2002 from $14.6 million for the third quarter of 2001.  The increased sales were due to the growth of our franchise operations.

Other revenues, which include franchise fee and royalty income and other miscellaneous revenues, for the three months ended September 30, 2002 increased $1.5 million to $5.0 million compared with $3.6 million for the comparable period in 2001, a 40.7% increase.  This increase was attributable to franchise fee and royalty income increasing $1.2 million, or 38.4%, to $4.3 million compared with $3.1 million in the third quarter of last year, reflecting the net addition of 26 franchised stores since the end of the third quarter 2001 and improved operating revenues at mature franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $32.3 million to $128.3 million in the third quarter of 2002 compared with $96.0 million for the similar period in 2001, a 33.6% increase.  This increase was attributable to the sales and lease ownership division adding 101 stores since the beginning of the third quarter 2001 combined with same store revenue growth of 13.6% in the third quarter of 2002.  Rent-to-rent division revenues for the three months ended September 30, 2002 decreased 19.0% to $29.6 million from $36.5 million for the comparable period in 2001.  The decrease in rent-to-rent division revenues is primarily the result of our decision to close, merge or sell 21 under-performing stores since the beginning of the third quarter 2001, as well as a decline of same store revenues.

Cost of Sales.  Cost of sales from retail sales increased $2.2 million, or 20.4%, to $13.1 million in the third quarter of 2002 compared to $10.9 million for the comparable period in 2001, and as a percentage of sales, increased to 74.2% from 72.7%.  The increase in retail cost of sales as a percentage of sales was primarily due to lower margins on retail sales from our newly acquired Sight’n Sound stores. Cost of sales from non-retail sales increased $4.6 million to $18.4 million in the third quarter of 2002 from $13.8 million in the third quarter of 2001, and as a percentage of sales, decreased to 92.8% from 94.0%.  The increased margins on non-retail sales were primarily the result of higher margins on certain products sold to franchisees.

Expenses.  Operating expenses in the third quarter of 2002 decreased $1.9 million to $73.2 million from $75.1 million for the comparable period in 2001, a 2.5% decrease.  As a percentage of total revenues, operating expenses were 46.4% for the three months ended September 30, 2002 and 56.6% for the comparable period in 2001.  Operating expenses decreased as a percentage of total revenues between quarters primarily due to higher costs in the third quarter of 2001 associated with the acquisition of sales and lease ownership store locations formerly operated by one of the nation’s largest furniture retailers along with other new store openings coupled with non-cash charges of $5.6 million related to the rent-to-rent division. In addition, we discontinued amortizing goodwill in 2002 in connection with the adoption of a new accounting standard.  This adoption had the effect of eliminating amortization expense of $279,000 for the third quarter of 2002 as compared with the same period in 2001.

Depreciation of rental merchandise increased $7.1 million to $41.4 million in the third quarter of 2002 from $34.3 million during the comparable period in 2001, a 20.8% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise increased to 35.9% from 34.5% from quarter to quarter.  The increase as a percentage of rentals and fees was primarily because a greater percentage of our rentals and fees revenues are coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

On January 1, 2002, we began depreciating sales and lease ownership merchandise upon the earlier to occur of its initial lease to a customer or twelve months after it is acquired from the vendor.  Prior to then, we began depreciating sales and lease ownership merchandise as soon as it was delivered to our stores from our distribution centers.  This change in accounting method increased net earnings by approximately $824,000, or $.04 per diluted common share, during the third quarter.

Interest expense decreased $579,000 to $1.1 million in the third quarter of 2002 compared with $1.7 million in 2001, a 33.8% decline.  As a percentage of total revenues, interest expense decreased to 0.7% in 2002 compared with 1.3% in 2001.  The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels in the third quarter of 2002.

Income tax expense increased $5.1 million to $3.9 million in the third quarter of 2002 compared with a $1.2 million benefit in 2001.  Aaron Rents’ effective tax rate was 37.0% in 2002 compared with 37.9% in 2001, primarily due to lower state income tax rates.

Net Earnings.  Net earnings increased $8.7 million to $6.7 million for the third quarter of 2002 compared with a $2.0 million loss for the same period last year.  As a percentage of total revenues, net earnings were 4.3% in 2002 as compared to a net loss of 1.5% in 2001.  The increase in net earnings was primarily due to non-cash charges of $5.6 million incurred in the third quarter of 2001, the maturing 101 company-operated sales and lease ownership stores added in 2001, and a 13.6% increase in same store revenue growth, coupled with the change in our rental merchandise depreciation method and the non-amortization of goodwill, offset in part by the increased operating expenses associated with the 101 company-operated stores added in 2001.

Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

Revenues.  Total revenues for the first nine months of 2002 increased $59.0 million to $465.7 million compared with $406.7 million in the comparable period in 2001, a 14.5% increase.  The increase was due mainly to a $39.5 million, or 13.1%, increase in rentals and fees revenues, plus a $15.0 million, or 32.5%, increase in non-retail sales.  Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $57.4 million increase from our sales and lease ownership division, which had an average increase of 10.3% in same store revenues for the first nine months of 2002 and added 136 company-operated stores since the beginning of 2001.  The growth in our sales and lease ownership division was offset by a $17.9 million decrease in rental revenues in our rent-to-rent division.

Revenues from retail sales increased $1.8 million to $48.8 million in the first nine months of 2002 from $47.0 million for the same period last year due to an increase of $9.5 million in the sales and lease ownership division offset by a decrease of $7.6 million in our rent-to-rent division.  Retail sales represent sales of both new and rental return merchandise.   Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 32.5% to $61.1 million in the first nine months of 2002 from $46.1 million for the first nine months of 2001.  The increased sales were due to the growth of our franchise operations.

Other revenues, which include franchise fee and royalty income and other miscellaneous revenues, for the nine months ended September 30, 2002 increased $2.6 million to $14.3 million compared with $11.7 million for the comparable period in 2001, a 22.3% increase.  This increase was attributable to franchise fee and royalty income increasing $2.2 million, or 21.8%, to $12.2 million compared with $10.0 million in the first nine months of last year, reflecting the net addition of 26 franchised stores since the end of the third quarter 2001 and improved operating revenues at mature franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $84.1 million to $371.7 million in the first nine months of 2002 compared with $287.6 million for the similar period in 2001, a 29.2% increase.  This increase was attributable to the sales and lease ownership division adding 136 stores since the beginning of 2001 combined with same store revenue growth of 10.3% in the first nine months of 2002.  Rent-to-rent division revenues for the nine months ended September 30, 2002 decreased 22.1% to $94.0 million from $119.1 million for the comparable period in 2001.  The decrease in rent-to-rent division revenues is primarily the result of our decision to close, merge or sell 29 under-performing stores since the beginning of 2001, as well as a decline of same store revenues.

Cost of Sales.  Cost of sales from retail sales increased $1.8 million or 5.2%, to $35.8 million in the first nine months of 2002 compared to $34.1 million for the comparable period in 2001, and as a percentage of sales, increased to 73.5% from 72.5%.  The increase in retail cost of sales as a percentage of sales was primarily due to a slight decrease in margins in both the rent-to-rent and sales and lease ownership divisions during the first nine months of 2002 along with lower margins on retail sales from our newly acquired Sight’n Sound stores.  Cost of sales from non-retail sales increased $13.3 million to $56.6 million in the first nine months of 2002 from $43.3 million in the first nine months of 2001, and as a percentage of sales, decreased to 92.6% from 93.9%.  The increased margins on non-retail sales were primarily the result of higher margins on certain products sold to franchisees.

Expenses.  Operating expenses in the first nine months of 2002 increased $10.6 million to $218.0 million from $207.3 million for the comparable period in 2001, a 5.1% increase.  As a percentage of total revenues, operating expenses were 46.8% for the nine months ended September 30, 2002 and 51.0% for the comparable period in 2001.  Operating expenses decreased as a percentage of total revenues between quarters primarily due to higher costs in the third quarter of 2001 associated with the acquisition of sales and lease ownership store locations formerly operated by one of the nation’s largest furniture retailers along with other new store openings coupled with non-cash charges of $5.6 million related to the rent-to-rent division.  In addition, we discontinued amortizing goodwill in 2002 in connection with the adoption of a new accounting standard.  This adoption had the effect of eliminating amortization expense of $806,000 for the first nine months of 2002 as compared with the same period in 2001.

Depreciation of rental merchandise increased $20.8 million to $121.1 million in the first nine months of 2002 from $100.3 million during the comparable period in 2001, a 20.7% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise increased to 35.5% from 33.2% from period to period.  The increase as a percentage of rentals and fees was primarily because a greater percentage of our rentals and fees revenues are coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

On January 1, 2002, we began depreciating sales and lease ownership merchandise upon the earlier to occur of its initial lease to a customer or twelve months after it is acquired from the vendor.  Prior to then, we began depreciating sales and lease ownership merchandise as soon as it was delivered to our stores from our distribution centers.  This change in accounting method increased net earnings by approximately $2,208,000, or $.11 per diluted common share, during the nine months ended September 30, 2002.

Interest expense decreased $1.7 million to $3.4 million in the first nine months of 2002 compared with $5.0 million in 2001, a 33.2% decline.  As a percentage of total revenues, interest expense decreased to 0.7% in 2002 compared with 1.2% in 2001.  The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels in the first nine months of 2002.

Income tax expense increased $5.1 million to $11.5 million in the first nine months of 2002 compared with $6.3 million in 2001, representing an 81.6% increase.  Aaron Rents’ effective tax rate was 37.2% in 2002 compared with 37.9% in 2001, primarily due to lower state income tax rates.

Net Earnings.  Net earnings increased $9.0 to $19.3 million for the first nine months of 2002 compared with $10.3 million for the same period last year representing a 87.1% increase.  As a percentage of total revenues, net earnings were 4.2% in 2002 and 2.5% in 2001.  The increase in net earnings was primarily due to non-cash charges of $5.6 million incurred in the third quarter of 2001 along with the maturing 101 company-operated sales and lease ownership stores added in 2001, and a 10.3% increase in same store revenue growth, coupled with the change in our rental merchandise depreciation method and the non-amortization of goodwill, offset in part by the increased operating expenses associated with the 101 company-operated stores added in 2001.

Balance Sheet

Cash. The increase of $20.3 million in cash from December 31, 2001 to September 30, 2002 is primarily the result of the Company’s private placement of $50 million of senior unsecured notes in August 2002 coupled with a June 2002 public offering of 1.725 million newly-issued shares of common stock for net proceeds of $34.1 million.

Deferred Income Taxes. The increase of $13.7 million in deferred income taxes from December 31, 2001 to September 30, 2002 is primarily the result of March 2002 tax law changes, effective to September 2001, that allow accelerated depreciation of rental merchandise for tax purposes.

Bank Debt. The reduction in bank debt of $68.1 from December 31, 2001 to September 30, 2002 is primarily the result of the Company’s private placement of $50 million of senior unsecured notes in August 2002 coupled with a June 2002 public offering of 1.725 million newly-issued shares of common stock for net proceeds of $34.1 million.

Other Debt. The increase of $55.8 million in other debt from December 31, 2001 to September 30, 2002 is primarily the result of the Company’s private placement of $50 million of senior unsecured notes in August 2002.

Additional Paid-In Capital. The increase of $26.3 million in additional paid in capital from December 31, 2001 to September 30, 2002 is primarily the result of the Company’s June 2002 public offering of 1.725 million newly-issued shares of common stock.

Liquidity and Capital Resources

General

Cash flows from operations for the nine months ended September 30, 2002 and 2001 was $160.8 and $146.4 million, respectively.  Our cash flows include profits on the sale of rental return merchandise.  Our primary capital requirements consist of buying rental merchandise for both company-operated sales and lease ownership and rent-to-rent stores.  As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement.  These capital requirements historically have been financed through:

•              bank credit

•              cash flow from operations

•              trade credit with vendors

•              proceeds from the sale of rental return merchandise

•              stock offerings

•              private debt

In August 2002, we sold $50 million in aggregate principal amount of our 6.88% senior unsecured notes due August 2009 in a private placement.  Quarterly interest payments are due for the first two years followed by annual $10 million principal repayments plus interest for the next five years.  We used some of the net proceeds of the sale to repay borrowings under our existing revolving credit facility, and intend to use some to finance future expansion.  Information regarding our obligations to make future payments under our senior unsecured notes appears under "Commitments" below.

In June 2002, we completed an underwritten public offering of 1.725 million newly-issued shares of our common stock (including shares issued pursuant to the underwriters’ over-allotment option) for net proceeds, after the underwriting discount and expenses, of approximately $34.1 million.  We used the proceeds to repay borrowings under our revolving credit facility.  A selling shareholder sold an additional 575,000 shares in the offering.

Aaron Rents has financed its growth through a revolving credit agreement with several banks, collateralized real estate borrowings, trade credit with vendors and internally generated funds. Our revolving credit agreement dated March 30, 2001 provides for unsecured borrowings up to $110.0 million, including an $8.0 million credit line to fund daily working capital requirements.  The interest rate under our revolving credit agreement is currently the lower of the lender’s prime rate or LIBOR plus 1.25%.  The agreement expires on March 30, 2004.

At September 30, 2002, an aggregate of $4.3 million was outstanding under the revolving credit agreement, bearing interest at a weighted average variable rate of 3.1%. The Company’s long-term debt decreased by approximately $12.3 million in the nine months ended September 30, 2002.  The decline in borrowings is primarily attributable to cash generated from operating activities of $160.8 million along with the $34.1 million in net proceeds from a public offering of 1.725 million shares of our common stock. Information regarding our obligations to make future payments under our credit facility appears under “Commitments” below. We use interest rate swap agreements as part of our overall long-term financing program, as described below under “Market Risk.”

Aaron Rents’ revolving credit agreement, senior unsecured notes, the construction and lease facility and the franchise loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios.  If we fail to comply with these covenants, then we will be in default under these commitments, and all amounts would become due immediately.  Aaron Rents was complying with all these covenants at September 30, 2002.

As of September 30, 2002, Aaron Rents was authorized by its board of directors to purchase up to an additional 1,186,890 common shares.

Aaron Rents has paid dividends for fifteen consecutive years.  A $.02 per share dividend on our common stock and Class A stock was paid in January 2002 and July 2002, for a total fiscal year cash outlay of $798,000.  Subject to our continuing to earn sufficient income, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that the proceeds from, our public stock offering, our senior note offering, our expected cash flows from operations, proceeds from the sale of rental return merchandise, bank borrowings and vendor credit will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility.  On October 31, 2001, we renewed our $25 million construction and lease facility.  From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the company under operating lease agreements.  The total amount advanced and outstanding under this facility at September 30, 2002 was approximately $24.7 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet.  This construction and lease facility expires in 2006.  Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.35%.  The lease facility contains residual value guarantee and default guarantee provisions.  Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $20.9 million and $24.7 million, respectively, at September 30, 2002.

Leases.  Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015.  Most of the leases contain renewal options for additional periods ranging from 1 to 15 years or provide for options to purchase the related property at predetermined purchase prices, which do not represent bargain purchase options.  We also lease transportation and computer equipment under operating leases expiring during the next 3 years.  We expect that most leases will be renewed or replaced by other leases in the normal course of business.  Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2002 including leases under our construction and lease facility described above, are as follows:  $31.5 million in 2002; $25.7 million in 2003; $19.8 million in 2004; $13.2 million in 2005; $8.2 million in 2006; and $9.4 million thereafter.

The Company also has two capital leases, one of which is owned by a limited liability corporation whose owners include the Company's Majority Shareholder.  See Note D to the Consolidated Financial Statements.

Franchise Guaranty.  Aaron Rents has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank.  In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default.  At September 30, 2002, the portion which we might be obligated to repay in the event our franchisees defaulted was approximately $51.3 million.  However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets.  Aaron Rents has had no losses associated with the franchisee loan and guaranty program.

We have no long-term commitments to purchase merchandise.  See Note F to our 2001 Annual Report for further information.

The following table shows the Company’s approximate obligations and commitments to make future payments under contractual obligations as of September 30, 2002 (in thousands):

	Total	Period less than 1 year	Period 1-3 years	Period 4-5 years	Period over 5 years

Credit facilities,including capital leases	$65,443	$47	$14,978	$20,668	$29,750
Operating leases	107,800	31,500	45,500	21,400	9,400
Total Contractual Cash Obligations	$173,243	$31,547	$60,478	$42,068	$39,150

The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.  The following table shows the Company’s approximate commercial commitments as of September 30, 2002 (in thousands):

	Total Amounts Committed	Period less than 1 year	Period 1-3 years	Period 4-5 years	Period over 5 years

Guaranteed borrowings of franchisees	$51,300	$51,300	$	$	$
Residual value guarantee under operating leases	20,900			20,900
Total Contractual Cash Obligations	$72,200	$51,300	$	$20,900	$

Market Risk

Aaron Rents manages its exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.  These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term.  We accrue the differential we may pay or receive as interest rates change, and recognize it as an adjustment to the floating rate interest expense related to our debt.  The counterparties to these contracts are high credit quality commercial banks, which we believe minimizes the risk of counterparty default to a large extent.

At September 30, 2002, we had swap agreements with total notional principal amounts of $60 million which effectively fixed the interest rates on obligations in the notional amount of $28 million of debt under our revolving credit agreement, variable payment construction and lease facility, and other debt at an average rate of 5.9%, as follows:  $20 million at an average rate of 6.15% until May 2003; $10 million at an average rate of 7.96% until November 2003; $10 million at an average rate of 7.75% until November 2003 and an additional $20 million at an average rate of 7.6% until June 2005.  In the first nine months of 2002, we reassigned approximately $24 million of notional amount of swaps to the variable payment obligations under our construction and lease facility described above.  Since August 2002, fixed rate swap agreements in the notional amount of $32 million were not being utilized as a hedge of variable obligations, and accordingly, changes in the valuation of such swap agreements are recorded directly to earnings.  The fair value of interest rate swap agreements was a liability of approximately $4.0 million at September 30, 2002.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets.  We performed Step 1 of the required transitional impairment test under SFAS 142 using a combination of the market value and comparable transaction approaches to business enterprise valuation.  We concluded that the enterprise fair values of our reporting units were greater than the carrying value, and accordingly, no further impairment analysis was considered necessary.  We also adopted the non-amortization provisions of SFAS 142, which resulted in an increase in net earnings of $176,000 and $507,000 or $.01 and $.03 diluted earnings per share for the quarter and nine months ended September 30, 2002, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Substantially all of the information called for by this item is provided under Item 2 in the Company’s Form 10-K for the year ended December 31, 2001, and Part I, Item 2 of this quarterly report above.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a - 14( c ) and 15d – 14( c ) under the Securities Exchange Act of 1934.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date that Company management conducted its last evaluation of internal controls.

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are furnished herewith:

10(t) Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note.

99(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - November 14, 2002		AARON RENTS, INC.
(Registrant)

	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President Chief Financial Officer

Date - November 14, 2002
/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President Corporate Controller

CERTIFICATIONS

I, R. Charles Loudermilk, Sr., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Aaron Rents, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and:

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ R. Charles Loudermilk, Sr.
R. Charles Loudermilk, Sr.
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Gilbert L. Danielson, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Aaron Rents, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and:

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

10(t)	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note.

99(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.