Form 10-K
period 2002-12-31
AARON RENTS INC
filed 2003-03-31
CIK 706688

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED December 31, 2002	COMMISSION FILE NO. 0-12385

AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0687630 (I.R.S. Employer Identification No.)
309 E. PACES FERRY ROAD, N.E. ATLANTA, GEORGIA (Address of principal executive offices)	30305-2377 (Zip Code)

        Registrant's telephone number, including area code: (404) 231-0011

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS
Common Stock, $.50 Par Value
Class A Common Stock, $.50 Par Value

        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale prices of the registrant's common shares as reported by the New York Stock Exchange on such date: $395,977,411. See Item 12.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	SHARES OUTSTANDING AS OF MARCH 28, 2003
Common Stock, $.50 Par Value	17,983,652
Class A Common Stock, $.50 Par Value	3,731,706

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the 2002 Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Part II of this Form 10-K.

        Portions of the registrant's definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS

General

        Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of residential and office furniture, consumer electronics, household appliances and accessories, with 714 systemwide stores, which includes both our company-operated and franchised stores, in 43 states and Puerto Rico as of December 31, 2002. Our major operating divisions are the Aaron's Sales & Lease Ownership division, the Aaron Rents' Rent-to-Rent division, and the MacTavish Furniture Industries division, which supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business, through opening new company-operated stores and expanding our franchise program.

        At December 31, 2002, we had 644 sales and lease ownership stores, including 387 company-operated sales and lease ownership stores, 25 company-operated Sight & Sound stores and 232 franchised stores in 43 states and Puerto Rico. There were 70 rent-to-rent stores in our rent-to-rent division in 16 states at December 31, 2002. Revenues from our sales and lease ownership division (which includes franchise revenues) accounted for 72% of our total revenues in 2001 and 81% of total revenues in 2002.

        An overview of our three divisions follows.

        Aaron's Sales & Lease Ownership.    Our sales and lease ownership division focuses on providing durable household goods to lower to middle income consumers with limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. Our sales and lease ownership program enables these customers to obtain quality-of-life enhancing merchandise that they might otherwise not be able to afford without incurring additional debt or long-term obligations.

        We franchise our sales and lease ownership stores in selected markets where we have no immediate plans to enter. We believe that our franchise program:

  •
  allows us to grow more quickly

  •
  achieves economies of scale in purchasing, manufacturing and advertising for our sales and lease ownership stores

  •
  increases exposure to our brand

  •
  provides us new revenues from franchise fees and royalties

        We have added 205 company-operated and 96 franchised sales and lease ownership stores along with 25 Sight & Sound stores since the beginning of 1999. We estimate that we will open approximately 30 company-operated and approximately 50 franchised sales and lease ownership stores in 2003.

        Aaron Rents' Rent-to-Rent.    Our rent-to-rent division rents new and rental return merchandise to individuals and businesses, with a focus on renting residential and office furniture to business customers. We have been in the rent-to-rent business for over 47 years and are the second largest furniture rent-to-rent company in the United States. The rent-to-rent business continued to experience a decline in 2002 due to a weak economy and reduced corporate spending. In response, we closed 29 rent-to-rent stores since the beginning of 2001 and took other steps to improve this division's profitability. Our rent-to-rent division remains an important source of net earnings and cash flow to us.

        Business customers, which represent an increasing portion of rental customers, rent residential furniture in order to provide furnishings for relocated employees or those on temporary assignment.

Business customers also enter into rental agreements for office furniture to meet seasonal, temporary or start-up needs.

        MacTavish Furniture Industries.    Aaron Rents is the only major furniture rental company in the United States that manufactures its own furniture. By manufacturing our own specially designed residential and office furniture through our MacTavish Furniture Industries division, we believe we enjoy an advantage over many of our competitors. Manufacturing enables us to control the quality, cost, timing, styling and quantity of our furniture rental products. We operate five furniture plants, three bedding facilities and two lamp manufacturing facilities, which supply nearly one-half of the furniture and related accessories we rent or sell.

Industry Overview

  The Rent-to-Own Industry

        The rent-to-own industry is a growing segment of the retail industry that offers an alternative to traditional methods of obtaining furniture, electronics and appliances. According to industry sources, there are approximately 8,000 rent-to-own stores in the United States. Annual industry-wide revenues are believed to be approximately $5.3 billion.

        In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, by normally making weekly rental payments. The customer may cancel the agreement at any time by returning the merchandise to the store, with no further rental obligation. If the customer rents the item to the full term, he obtains ownership of the item, though he can choose to buy it at any time.

        The rent-to-own concept is particularly popular with consumers who cannot pay the full purchase price for merchandise at once or who lack the credit to qualify under conventional financing programs. It is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise or want to try out a particular brand or model before buying it.

  Aaron's Sales and Lease Ownership versus Traditional Rent-to-Own

        We believe that our sales and lease ownership model is unique. By providing customers with the option either to purchase merchandise or to lease merchandise with the opportunity to obtain ownership, we blend elements of rent-to-own and traditional retailing. We enable cash or credit-constrained customers to obtain quality-of-life enhancing merchandise that they otherwise might not be able to afford without incurring additional debt or long-term obligations. In addition to these core customers, our concept is also popular with consumers who have only a temporary need for the merchandise or want to try out a particular brand or model before buying it. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower to middle income consumers than a typical rent-to-own business or the more traditional method of credit installment sales.

        Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their rental merchandise. More of the initial renters of our merchandise obtain ownership versus rent-to-own businesses in general. We believe our sales and lease ownership model offers the following unique characteristics:

  •
  Flexible payment methods—we offer our customers the opportunity to pay by cash, credit card or check, compared with the more common cash payment method at rent-to-own stores. Approximately 40% of our customers pay by check or credit card.

  •
  Fewer payments—our typical plan offers monthly payments versus an industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.

  •
  Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.

  •
  Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.

  •
  Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.

        Our sales and lease ownership model also has attractive features in common with traditional retailers. We offer an up-front "cash and carry" purchase option on selected merchandise at prices that are competitive with traditional retailers. Our merchandise selection and store size are more typical of traditional retailers. However, unlike most traditional retailers, our sales and lease ownership transactions are not credit installment contracts.

  The Rent-to-Rent Industry

        The furniture component of the rent-to-rent industry is believed to be greater than $600 million in annual rental revenues. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to fulfill temporary needs. The industry is highly competitive and has consolidated, with only a handful of companies accounting for a substantial share of the market.

        The rent-to-rent industry serves both individual and business customers who generally have immediate, temporary needs for office or residential merchandise but who generally do not seek to own the merchandise. Residential merchandise is rented to:

  •
  individuals seeking to rent merchandise for their own homes and apartments

  •
  apartment complex managers seeking to provide furnished apartments

  •
  third party companies that provide interim housing for their corporate clients

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

Operating Strategies

        Aaron Rents seeks to enhance profitability through operating strategies which differentiate us from our competitors and improve efficiencies by striving to:

  •
  Differentiate Aaron's Sales & Lease Ownership concept. We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors' such as offering lease ownership agreements which result in a lower "all-in" price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on selected merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make sales and lease ownership customers feel welcome in our stores.

  •
  Offer high levels of customer service and satisfaction. We foster relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. Aaron Rents demonstrates its commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program designed to enhance the customer relations skills of our employees which we call Aaron's University, and a 13-course curriculum for both company-operated and franchised store managers.

  •
  Promote our brand name. Our marketing programs target the prime customer base for our products, such as our "Dream Products" merchandise which we advertise through our "Drive Dreams Home" sponsorship of NASCAR championship racing. Sponsorship of other sporting events also reach this market. We typically distribute mass mailings of promotional material every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year or about 13 million flyers mailed monthly nationwide. In concentrated geographic markets, and for special promotions, we also utilize local television and radio advertising.

  •
  Capitalize on our existing rent-to-rent business. We strive to increase revenues in our existing rent-to-rent stores, particularly in the business sector, while managing that division's costs and expenses to make best use of its net earnings and cash flow for the development of our higher-growth operations. We believe that our ability to deliver furniture and equipment to our business customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to effect delivery. In addition, we locate warehouses next to each showroom, permitting store managers to exercise greater control over inventory, merchandise condition and pickup and deliveries. This results in more efficient and consistent service for the customer. The rent-to-rent business continued to experience a decline in 2002 due to the weak economy and ongoing reduced corporate spending. Nevertheless, we believe that our rent-to-rent business will continue to provide us with cash flow to finance a portion of the planned expansion of the sales and lease ownership division. In addition, we believe that as the economy rebounds there may be growth opportunities in the rent-to-rent market, particularly in the business sector.

  •
  Manage merchandise through our manufacturing and distribution capabilities. We believe that our furniture manufacturing operations and network of 11 distribution centers give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, styling, durability and quantity of a substantial portion of our rental furniture merchandise, and provides us a reliable source of rental furniture. In 2002, we completed an expansion of our large manufacturing facility in Cairo, Georgia, adding 100,000 square feet to almost double its capacity, and opened a new lamp manufacturing plant in Tampa, Florida. In addition, we closed a furniture plant in Sugarland, Texas which allowed us to expand the distribution center that is located in the same facility. Our distribution system allows us to deliver merchandise promptly to our stores and manage inventory levels more efficiently. During 2002, we opened four regional distribution centers in Phoenix, Arizona; Carolina Puerto Rico; Oklahoma City, Oklahoma; and Madison, Tennessee, enhancing our nationwide distribution system, and we plan to open two other distribution centers over the next year.

  •
  Utilize proprietary management information systems. We have developed proprietary computerized information systems to systematically pursue collections and merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Our separate systems are tailored to meet the distinct needs of our sales and lease ownership and rent-to-rent operations.

Growth Strategies

        We seek to increase our revenues and profitability through our growth strategies. Our growth strategies are to:

  •
  Open additional company-operated sales and lease ownership stores. Our strategy is to open sales and lease ownership stores in existing and selected new geographic markets where we can cluster stores to realize the benefits of economies of scale in marketing and distribution and other operating efficiencies. In accordance with this strategy we added 23 store locations in 2002.

  •
  Increase revenues and net earnings from existing sales and lease ownership stores. We experienced same store revenue growth of 13.0% in 2002, 7.7% in 2001 and 7.4% in 2000. We expect revenues and net earnings to continue to grow as a large number of stores opened in the past few years mature.

  •
  Seek acquisitions in both new and existing sales and lease ownership markets. We will continue to explore acquisitions of other rent-to-own operations as another way to increase our growth.

  •
  Award additional sales and lease ownership franchises. We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the larger number of systemwide sales and lease ownership stores enables us and our franchisees to realize economies of scale in purchasing, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties also represent a growing source of company revenues. In 2002 we added 23 franchise locations and had a backlog at year-end 2002 of 213 stores licensed and scheduled to open over the next few years.

Operating Divisions

  Sales and Lease Ownership

        We established our Aaron's Sales & Lease Ownership division in 1987. At December 31, 2002, we had 412 company-operated sales and lease ownership stores, including 25 Sight & Sound stores, in 25 states and Puerto Rico and 232 franchised sales and lease ownership stores in 36 states. During 2002, we completed the acquisition of Sight'n Sound Appliance Centers, Inc., a specialty retailer of furniture, appliances and consumer electronics with 25 stores in Oklahoma and Kansas. Operating under a new Sight & Sound name, these stores are offering both retail sales to customers as well as the sales and lease ownership transaction for those customers who do not qualify for credit financing.

        We believe that the decline in the number of furniture stores that focus on credit installment sales to lower to middle income consumers has created a market opportunity for us to offer our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the rental market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises up to approximately 43% of all households in the United States and that the needs of consumers in that segment generally are underserved.

        We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising selection and store layout, pricing and agreement terms for the customers we want to attract. We believe that these features create a store and sales and lease ownership concept that is significantly different from the operations of rent-to-own stores, our traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

        The typical Aaron's Sales & Lease Ownership store layout consists of a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting new locations for sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers strategically located within ten miles of established working class neighborhoods and communities with good access. Many of our stores are placed near existing competitors' stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within 15 miles of the store. We emphasize a broad selection of brand name products for our electronics and appliance items, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division. Our sales and lease ownership stores also offer computers and jewelry.

        We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Approximately 80% of our sales and lease ownership agreements are monthly as compared to the industry standard of weekly agreements, and our agreements also usually provide for a shorter term until the customer obtains ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. Merchandise from the agreements that do not go to term is either re-rented or sold. We also offer, for selected merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

  Sales and Lease Ownership Franchise Program

        We began franchising Aaron's Sales & Lease Ownership stores in selected markets in 1992, and have continued to attract franchisees. We do not anticipate that franchised stores will compete with company-operated stores, as we mainly award franchises in markets where we are not present and have no current plans to expand. As of December 31, 2002, we have 232 franchise stores open and development agreements with franchisees to open 213 stores in the future. We believe that our relations with our franchisees are good.

        Franchisees are approved on the basis of the applicant's business background and financial resources. We generally seek franchisees who will enter into development agreements for several stores, although many franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.

        We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores. Under our current standard agreement, we require the franchisee to pay a franchise fee of $35,000 per store. Agreements are for a term of 10 years, with one 10-year renewal option, and require royalty payments to us of 5% of the franchisee's weekly cash collections. For all franchise agreements entered into or renewed after December 31, 2002 the royalty payments will increase to 6%.

        We assist each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron's Sales & Lease Ownership concept, one of our pre-opening directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, we help in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we provide assistance in assuring that the design and decor of the showroom is consistent with our requirements. We also lease the exterior signage to the franchisee, and assist with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

        We have an arrangement with a syndicate of banks to provide financing to qualifying franchisees to assist with establishing and operating their stores. An inventory financing plan to provide franchisees with the capital to purchase inventory is a primary component of the financing program. For qualified established franchisees, we have arranged for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. We guarantee a portion of amounts outstanding under the franchisee financing programs.

        All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees in general are not required to purchase their rental merchandise from us, although most do so in order to take advantage of bulk purchasing discounts and favorable delivery terms. Many franchisees also purchase their rental furniture from our MacTavish Furniture Industries division.

        We conduct a financial audit of our franchise stores every six to 12 months and also conduct regular operational audits—generally visiting each franchise store almost as often as we visit our company-operated stores. In addition, our proprietary management information system links each franchised store to corporate headquarters.

  Rent-to-Rent

        We have been in the rent-to-rent business for over 47 years and are the second largest furniture rent-to-rent company in the United States. Our rent-to-rent business accounted for approximately 27% of total revenues for 2001 and 19% for 2002. We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers. As of December 31, 2002, we operated 70 rent-to-rent stores in 16 states.

        Our typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Each residential showroom features attractive displays of dining-room, living-room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. We believe that locating a warehouse next to each showroom permits store managers to exercise greater control over inventory, merchandise condition and pickup and deliveries, resulting in more efficient and consistent service for the customer.

        Items held for rent, whether new or rental return, are available for purchase and lease purchase at all rent-to-rent stores. Each rent-to-rent store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. We believe that our ability to obtain and deliver furniture and equipment to customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to effect delivery.

        We generally sell rental return merchandise at stores at or above its book value, or cost less depreciation, plus selling expenses—a price which is usually lower than the price for comparable new merchandise. Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as rental return merchandise, we have the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.

  Furniture Manufacturing

        We believe that our manufacturing capability gives us a strategic advantage over our competitors by enabling us to control the quality, cost, timing, styling, durability and quantity of our furniture rental products. As the only major furniture rental company that manufactures its own furniture, we believe that our 666,000 square feet of manufacturing facilities provide us more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers.

        Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has five furniture manufacturing plants, three bedding manufacturing facilities and two lamp manufacturing facilities which supply nearly one-half of the furniture and accessories we rent or sell. We believe our manufacturing plants have the capacity to meet our needs for the foreseeable future.

        Our MacTavish division manufactures:

  •
  upholstered living-room furniture, including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers

  •
  bedding, including standard sizes of mattresses and box springs

  •
  office furniture, including desks, credenzas, conference tables, bookcases and chairs

  •
  designer lamps, tables and accessories, which we also manufacture for selected national retailers

        MacTavish has designed special features for the furniture it manufactures which we believe make its furniture less expensive to produce, more durable and better equipped for frequent transportation than furniture purchased from third parties. These features include:

  •
  standardization of components

  •
  reduction of parts and features susceptible to wear or damage

  •
  more resilient foam

  •
  durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value

  •
  devices which allow sofas to stand on end for easier and more efficient transport

        MacTavish also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.

        The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywoods and hardwoods. All of these materials are purchased in the open market from sources not affiliated with us. We are not dependent on any single supplier, and none of the raw materials are in short supply.

Marketing and Advertising

        In our sales and lease ownership operations, we rely heavily on national and local television advertising, direct mail and direct delivery of promotional materials. We focus our television advertising on our successful "Dream Products" program. This program features "dream" products such as big screen televisions, home theater systems, leather upholstery, stainless steel refrigerators and top brand name washers and dryers. To help promote the Dream Products program we established a relationship with NASCAR, which reaches a prime audience in our targeted demographic. Our initial relationship was a title sponsorship of the NASCAR Busch Grand National Car Race at the Atlanta Motor Speedway the nationally televised "Aaron's 312," named for Aaron's three reasons to obtain merchandise and its unique 12-month plan. We also sponsor the Aaron's 312 Nascar Busch Series Race and the Aaron's 499 Nascar Winston Cup Series Race at the Talladega Superspeedway along with other sporting events. In addition, we established a limited sponsorship of driver Michael Waltrip's #99 Aaron's Dream Machine in the Busch Grand National Series.

        Sales and lease ownership stores are located within neighborhood communities, and typically distribute mass mailings of promotional material every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year—or about 13 million flyers mailed monthly nationwide. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, we also utilize local television and radio advertising.

        We market our rent-to-rent operations through outside sales staff to local apartment communities, calling on leasing agents, resident managers, and property managers. This group heavily influences individual referral business as well as corporate relocation professionals. We also market to interim housing providers that offer temporary housing to corporations that relocate personnel around the country. We have regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrentsfurniture.com; www.aaronrents.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10K) to reach customers. We believe this advertising increases Aaron Rents' brand recognition.

Store Operations

  Management

        Our Aaron's Sales & Lease Ownership division has four vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. Our rent-to-rent division is organized geographically into two residential and one office region, each supervised by a vice president. Presidents manage the sales and lease ownership and rent-to-rent divisions.

        Stores are directly supervised by 31 sales and lease ownership regional managers and 9 rent-to-rent regional managers. At the individual store level, the store manager is responsible for:

  •
  customer and credit relations

  •
  deliveries and pickups

  •
  warehouse and inventory management

  •
  certain marketing efforts

        Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager's compensation is dependent upon store revenues and profits.

        Executive management directs and coordinates:

  •
  purchasing

  •
  financial planning and control

  •
  franchise operations

  •
  manufacturing

  •
  employee training

  •
  new store site selection and construction for the company-operated stores

        Our internal audit department conducts periodic audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of rent-to-rent stores and franchised sales and lease ownership stores. Our business philosophy has always emphasized strict cost containment and fiscal controls. Executive and store level management monitor expenses to contain costs. We pay all invoices from company headquarters in order to enhance fiscal accountability. We believe that careful attention to the expense side of our operations has enabled us to maintain financial stability and profitability.

  Management Information Systems

        We use computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software we have developed, each of our stores is linked by computer directly to corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Different systems are used to run the sales and lease ownership and rent-to-rent operations due to the significant differences in the businesses. At the store level, the store manager is better able to track merchandise on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing and match customer needs with available inventory.

  Rental Agreement Approval, Renewal and Collection

        One of the keys to the success of our sales and lease ownership operation is our ability to achieve timely cash collections. Individual store managers use our computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their lease payments are due in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in the sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.

        Each rent-to-rent store performs a credit check on most of its residential and business customers. We generally perform no formal credit check with respect to sales and lease ownership customers other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for residential and office merchandise require payments in advance, and the merchandise normally is repossessed if a payment is significantly in arrears.

        Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 1.6%, 2.7% and 2.1% for the years ended December 31, 2002, 2001 and 2000, respectively. We do not extend credit to sales and lease ownership customers. For the same periods, net merchandise shrinkage as a percentage of combined rental revenues was 2.2%, 2.5%, and 2.5%, respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

  Customer Service

        We believe that customer service is one of the most important elements in the success of our sales and lease ownership and rent-to-rent businesses. Customer satisfaction is critical because the customer usually has the option of returning the rented merchandise at any time. Our goal is to make our customers feel positive about Aaron Rents and its products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, we foster relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.

        Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers needs. Our Aaron's Sales & Lease Ownership division has nine training facilities where store managers and employees cover all areas of our operations, with a heavy emphasis on customer service. We also have a training program we call Aaron's University designed to provide a uniform customer service experience regardless of the store location or whether its is company- operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron's University. We have a 13-course curriculum for sales and lease ownership managers. The rent-to-rent division's sales and management training programs have similar training conducted at our Atlanta headquarters. Our policy of promoting from within aids in employee retention and commitment to customer service and other business philosophies, which also allows us to realize greater benefits from our employee training programs.

Purchasing and Distribution

        Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands. In our rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 92% of rent-to-rent revenues for the year ended December 31, 2002.

        The following table shows the percentage of sales and lease ownership division revenues from fiscal year ended December 31, 2002 attributable to different merchandise categories:

Merchandise Category	Percentage of 2002 Revenues
Electronics and appliances	54%
Furniture	35%
Computers	10%
Other	1%

        We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies nearly one-half of the furniture we rent or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.

        Rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. Sales and lease ownership operations utilize distribution centers to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 11 distribution centers located in Auburndale, Florida; Dallas and Sugarland, Texas; Duluth, Georgia; Columbus, Ohio; Baltimore, Maryland; Winston-Salem, North Carolina; Phoenix, Arizona; Carolina, Puerto Rico; Oklahoma City, Oklahoma; and Madison, Tennessee. We plan to open two other distribution centers over the next year. Most of our stores are within a 250-mile radius of a distribution center, assuring timely shipment of supplies to the stores and fast delivery of orders to customers.

        Sales and lease ownership stores typically have smaller warehouses with less merchandise storage space than our rent-to-rent stores. Vendors ship directly to the distribution centers.

        We realize freight savings from truckload discounts and more efficient distribution of merchandise by using distribution centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

Competition

        Aaron Rents' businesses are highly competitive. We compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. We believe that CORT Business Services Corporation is our most significant rent-to-rent competitor. We also compete in the rent-to-own and credit retail markets. Our two largest competitors in the rent-to-own market are Rent-A-Center, Inc. and Rent-Way, Inc.

        Although definitive industry statistics are not available, we believe that Aaron Rents is one of the largest furniture rental companies in the United States. We also believe that we generally have a favorable competitive position in that industry because of our manufacturing capabilities, prompt delivery, competitive pricing, brand recognition and commitment to customer service.

Government Regulation

        We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron's Sales & Lease Ownership stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our rental purchase transactions as a matter of good business ethics and customer service.

        At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation has been proposed from time to time to regulate the industry, and bills supported by the rent-to-own industry group are currently under consideration in both houses of Congress. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.

        Our sales and lease ownership store franchise program is subject to Federal Trade Commission, or FTC, regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. We believe we are in material compliance with all applicable franchise laws.

Employees

        At December 31, 2002, Aaron Rents had approximately 4,800 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

Information on Segments and Geographic Areas

        We currently only operate in the United States and Puerto Rico. Information on our four reportable segments—sales and lease ownership, rent-to-rent, franchise and manufacturing—is set forth in Note L to our Consolidated Financial Statements. See Item 8 of Part II.

Available Information

        We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.aaronrents.com.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

        Certain written and oral statements made by our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "anticipate," "believe," "expect," "intend", "estimate," "project," "will," and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including growth in store openings and franchises awarded, market share, and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and the Company's present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of these risks and uncertainties see the following risk factors:

Our growth strategy depends on opening new company-operated stores. Our ability to expand our store base is influenced by factors beyond our control, which may impair our growth strategy and impede our revenue growth.

        Opening new company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores depends, among other things, upon our ability to:

  •
  finance the opening and operating of new stores

  •
  locate new stores at reasonable rental rates

  •
  hire and train management and personnel to staff the new stores

        If we cannot address these challenges successfully, we may not be able to expand our business at the rate we currently contemplate, or increase our revenues.

If we cannot manage the costs of opening new stores, our profitability may be hurt.

        Since the beginning of 2001, we added a total of 124 company-operated sales and lease ownership stores. These new openings include most of the approximately 80 locations we acquired in 2000 and early 2001 formerly operated by one of the nation's largest furniture retailers. Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time this effect is sometimes called "new store drag." During 2002, we estimate that start-up expenses for new stores reduced our pre-tax earnings by approximately $7 million, or ..20 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.

Our competitors could impede our ability to attract new customers, or attract current customers away from us.

        Our businesses are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. We compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. Some of our competitors have significantly greater financial and operating resources, and in certain markets, greater name recognition, than us. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may allow them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor's reputation, may help them attract market share away from us, even in our established markets.

Because our rent-to-rent division is dependent on business customers, slowdowns in corporate spending may decrease our revenues.

        Our rent-to-rent division depends on business customers for a significant percentage of its rental revenues. Because businesses are likely to curb spending during economic downturns, the revenues of our rent-to-rent business may be adversely affected during these periods. Revenues from our rent-to-rent division decreased 20% in 2002 compared with 2001 revenues. We cannot assure you that revenues from our rent-to-rent division will increase in the future.

We may not be able to attract qualified franchisees, which may slow the growth of our business.

        Our growth strategy is partially dependent upon our franchisees developing new franchised sales and lease ownership stores. We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into development agreements for several stores. A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns, or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect our franchisees' ability to obtain adequate capital to develop and operate new stores on time, or at all. Our inability to find qualified franchisees could slow our growth.

        Qualified franchisees who can conform to our standards and requirements are also important to the overall success of our business. Our franchisees, however, are independent contractors and not employees, and consequently we cannot control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, which could in turn slow our growth, reduce our franchise revenues and systemwide revenues, or damage our image and reputation.

We are subject to laws that regulate franchisor-franchisee relationships. Our ability to develop new franchised stores and enforce our rights against franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.

        As a franchisor, we are subject to both regulation by the Federal Trade Commission and state laws regulating the offer and sale of franchises. Because we plan to expand our business partly by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impede our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fee and ongoing royalty revenues. Moreover, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.

Our sales and lease ownership operations are subject to considerable government regulation. Adverse changes in these laws could expose us to significant compliance costs or burdens or expose us to material litigation, which could leave us liable for a significant judgment or force us to change our business.

        We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron's Sales & Lease Ownership stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation has been proposed from time to time to regulate the industry and industry-supported bills are currently under consideration in both houses of Congress. Any adverse changes in existing laws, or the passage of new adverse legislation by the states or the federal government, could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model, and might render our sales and lease ownership operations a less desirable business to engage in.

        Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The most restrictive states limit the total amount that a customer may be charged for an item to twice the "retail" price for the item, or regulate the amount of "interest" that rent-to-own companies may charge on rent-to-own transactions, generally defining "interest" as rental fees paid in excess of the "retail" price of the goods. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous to us.

        In addition to the risk of lawsuits related to the disclosure laws that regulate rent-to-own transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry and the currently applicable laws. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit even one against one of our competitors instead of against us could result in changes in the way we and others in the industry do business, which may involve significant costs or decreased revenues or profitability.

Our Chairman and Chief Executive Officer owns a controlling interest in our stock. He may vote his shares in ways with which you may disagree.

        R. Charles Loudermilk, Sr., our founder, Chairman of the Board and Chief Executive Officer, owns or controls over 60% of our voting Class A stock. As a result, Mr. Loudermilk will continue to be able to elect all our directors and effectively control Aaron Rents through his voting power. He may vote his shares in ways with which you may disagree, and this voting concentration may discourage, delay or prevent a change in control or acquisition of Aaron Rents, even one that you believe is beneficial to you as a shareholder. Also, future sales by Mr. Loudermilk of a substantial number of common shares could adversely affect the trading price of our shares.

Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.

        We believe that we have benefited substantially from Mr. Loudermilk's leadership, and that the loss of his services at any time in the near future could hurt our business and operations. We are also dependent on the continued services of the rest of our management team, including our key executives. The loss of these individuals without adequate replacement could also injure our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.

        Additionally, we need a growing number of qualified managers to operate our stores successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

ITEM 2.    PROPERTIES

        We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2015. Most of the leases contain renewal options for additional periods ranging from one to fifteen years at rental rates generally adjusted on the basis of the consumer price index or other factors.

        The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, lamp manufacturing facilities and distribution centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Coolidge, Georgia	Furniture Manufacturing	87,000
Coolidge, Georgia	Furniture Manufacturing	45,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Duluth, Georgia	Furniture Manufacturing	23,000
Sun Valley, California	Lamp and Accessory Manufacturing	52,000
Tampa, Florida	Lamp and Accessory Manufacturing	50,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Auburndale, Florida	Sales & Lease Ownership Distribution Center	85,000
Baltimore, Maryland	Sales & Lease Ownership Distribution Center	99,000
Columbus, Ohio	Sales & Lease Ownership Distribution Center	99,000
Dallas, Texas	Sales & Lease Ownership Distribution Center	92,000
Duluth, Georgia	Sales & Lease Ownership Distribution Center	67,000
Sugarland, Texas	Sales & Lease Ownership Distribution Center	129,000
Winston/Salem, North Carolina	Sales & Lease Ownership Distribution Center	87,500
Carolina, Puerto Rico	Sales & Lease Ownership Distribution Center	20,000
Madison, Tennessee	Sales & Lease Ownership Distribution Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Distribution Center	97,000
Phoenix, Arizona	Sales & Lease Ownership Distribution Center	93,000

        Our executive and administrative offices occupy approximately 40,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. To meet the needs of Aaron Rents' strong growth, a two story building with over 50,000 square feet of new office space was completed during 2001 in the Atlanta suburb of Kennesaw to accommodate our financial and information technology operations. In 2002, the Company sold this land and building to a partnership controlled by the majority shareholder, and is leasing the property back over 15 years, with two five year renewal options. See Note E to our Consolidated Financial Statements. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3.    LEGAL PROCEEDINGS

        In February 2003, the Florida District Court of Appeals, First District, affirmed per curiam the decision of the Circuit Court for Escambia County, Florida, First District, granting Aaron Rents summary judgment in its favor in VanWhy v. Aaron Rents, Inc. (No. 001278-CA-01 filed July 26, 2000). The plaintiffs in that case alleged technical violations of the Florida Consumer Collection Practices Act and related claims, sought certification as a class action and alleged statutory damages of $500 per violation. With Aaron Rents' victory in the appellate court, this case has now been concluded.

        Aaron Rents has moved for summary judgment in another case pending in the Circuit Court for Escambia County, Florida, First District, Kimberly King v. Aaron Rents, Inc. (No. 2001-CA-2277 filed November 9, 2001). The King case involves facts and claims substantially identical to the VanWhy case described above, with the exception that the King case also alleges violations of the Florida Unfair Deceptive Trade Practices Act. We do not know of any reason why the result in this case should be any different than in the VanWhy case discussed above; however, given the novelty of the action and the uncertainty of consumer class actions, there can be no assurance that such will be the case.

        From time to time, we are party to various other legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a)
  The information presented under the caption "Common Stock Market Prices & Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

  (b)
  As of March 14, 2003, there were 273 holders of record of the Common Stock and 125 holders of record of the Class A Common Stock.

  (c)
  The information presented under "Note E: Credit Facilities" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference. During the year ended December 31, 2002, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

  (d)
  Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The information presented under the caption "Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note E: Credit Facilities" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" in the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2002, with respect to the identity, background and Section 16 filings of directors and executive officers of the Company, is incorporated herein by reference to this item.

ITEM 11.    EXECUTIVE COMPENSATION

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2002, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2002, with respect to the ownership of common stock by certain beneficial owners and management, is incorporated herein by reference to this item.

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

        The following table sets forth aggregate information as of December 31, 2002 about the Company's compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,338,000	$14.21	1,817,000
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2002, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90 day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that Company management conducted its last evaluation of internal controls.

PART IV

ITEM 15.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    1.    CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2002.

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

10(p)
Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001 filed as Exhibit 10(a) to the Company's March 31, 2001 10-Q, which is incorporated by this reference.
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
10(s)	Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001 filed as part of this Annual Report on Form 10-K.
10(t)
Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note filed as exhibit 10(t) to the Company's September 30, 2002 10Q, which is incorporated by this reference.
13
Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2002. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2002 is not deemed to be filed as part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.
23	Consent of Ernst & Young LLP.
99(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14 (c) of this report.

(B)    REPORTS ON FORM 8-K

        None

(C)    EXHIBITS

        The exhibits listed in Item 15(a) (3) are included elsewhere in this Report.

(D)    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON Gilbert L. Danielson Executive Vice President, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2003.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
/s/ ROBERT C. LOUDERMILK, JR. Robert C. Loudermilk, Jr.	President, Chief Operating Officer and Director
/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM K. BUTLER William K. Butler	President, Aaron Sales & Lease Ownership and Director
/s/ RONALD W. ALLEN Ronald W. Allen	Director
/s/ LEO BENATAR Leo Benatar	Director
/s/ EARL DOLIVE Earl Dolive	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director
/s/ INGRID SAUNDERS JONES Ingrid Saunders Jones	Director

CERTIFICATIONS

        I, R. Charles Loudermilk, Sr., certify that:

1.
I have reviewed this annual report on Form 10-K of Aaron Rents, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and:
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr. Chairman of the Board, Chief Executive Officer

CERTIFICATIONS

        I, Gilbert L. Danielson, certify that:

1.
I have reviewed this annual report on Form 10-Q of Aaron Rents, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and:
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GILBERT L. DANIELSON Gilbert L. Danielson Executive Vice President and Chief Financial Officer

QuickLinks

PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS