Form 10-Q
period 2003-03-31
AARON RENTS INC
filed 2003-05-13
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

March 31, 2003	0-12385
For Quarter Ended	Commission File No.

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

Yes ☒
No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒
No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 9, 2003
Common Stock, $.50 Par Value	17,985,152
Class A Common Stock, $.50 Par Value	3,731,706

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2003	December 31, 2002
	(In Thousands, Except Share Data)
ASSETS
Cash	$4,777	$96
Accounts Receivable (net of allowances of $1,022 in 2003 and $347 in 2002)	26,811	26,973
Rental Merchandise	470,398	470,225
Less: Accumulated Depreciation	(151,528)	(152,938)
	318,870	317,287
Property, Plant and Equipment, Net	88,214	87,094
Goodwill, Net	27,885	25,985
Prepaid Expenses and Other Assets	25,196	26,213

Total Assets	$491,753	$483,648

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$64,954	$64,131
Dividends Payable		434
Deferred Income Taxes Payable	55,861	50,517
Customer Deposits and Advance Payments	15,265	14,756
Credit Facilities	65,931	73,265
Total Liabilities	202,011	203,103

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 19,995,987 at March 31, 2003 and December 31, 2002	9,998	9,998
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 5,361,761	2,681	2,681
Additional Paid-in Capital	87,503	87,502
Retained Earnings	232,676	223,928
Accumulated Other Comprehensive Loss	(1,422)	(1,868)
	331,436	322,241

Less: Treasury Shares at Cost,
Common Stock, 2,012,335 Shares at March 31, 2003 and 2,012,470 Shares at December 31, 2002	(25,790)	(25,792)

Class A Common Stock, 1,630,055 Shares at March 31, 2003 and December 31, 2002	(15,904)	(15,904)

Total Shareholders’ Equity	289,742	280,545

Total Liabilities & Shareholders’ Equity	$491,753	$483,648

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$131,037	$112,502
Retail Sales	23,038	17,015
Non-Retail Sales	31,557	22,463
Other	5,628	4,683
	191,260	156,663
COSTS AND EXPENSES:
Retail Cost of Sales	16,855	12,378
Non-Retail Cost of Sales	29,402	20,828
Operating Expenses	83,119	73,134
Depreciation of Rental Merchandise	46,389	39,700
Interest	1,588	1,166
	177,353	147,206

EARNINGS BEFORE TAXES	13,907	9,457

INCOME TAXES	5,159	3,536

NET EARNINGS	$8,748	$5,921

EARNINGS PER SHARE	$.40	$.30

EARNINGS PER SHARE ASSUMING DILUTION	.40	.29

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$—	$—
Class A Common Stock	—	—

WEIGHTED AVERAGE SHARES OUTSTANDING	21,685	19,912

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	21,942	20,192

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$8,748	$5,921
Depreciation and Amortization	51,047	43,639
Deferred Income Taxes	5,344	4,662
Change in Accounts Payable and Accrued Expenses	1,127	6,699
Change in Accounts Receivable	162	3,771
Other Changes, Net	1,422	4,673
Cash Provided by Operating Activities	67,850	69,365

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(7,861)	(5,784)
Book Value of Property Retired or Sold	2,083	2,558
Additions to Rental Equipment	(94,294)	(75,527)
Book Value of Rental Equipment Sold	47,145	34,636
Contracts and Other Assets Acquired	(2,474)	(422)
Cash Used by Investing Activities	(55,401)	(44,539)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	27,522	16,171
Repayments on Credit Facilities	(34,856)	(39,272)
Dividends Paid	(434)	(399)
Acquisition of Treasury Stock		(1,667)
Issuance of Stock Under Stock Option Plans		340
Cash Used by Financing Activities	(7,768)	(24,827)

Increase (Decrease) in Cash	4,681	(1)
Cash at Beginning of Period	96	93
Cash at End of Period	$4,777	$92

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of March 31, 2003, and the Consolidated Statements of Earnings and Cash Flows for the quarter ended March 31, 2003 and 2002, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenues and expenses during the period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.  Rental merchandise adjustments for the first quarter were $2,587,000 in 2003 and $2,250,000 in 2002.  These charges are recorded as a component of operating expenses.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the Company’s Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the three months ended March 31, 2003.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the three month periods ended March 31, 2003 and 2002 was $9,194,000 and $6,359,000,  respectively.

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Segment Information

	Three Months Ended March 31,
(In Thousands)	2003	2002
Revenues from external customers:
Sales & Lease Ownership	$157,971	$121,140
Rent-to-Rent	28,982	32,745
Franchise	4,635	3,962
Other	1,123	1,205
Manufacturing	17,409	15,490
Elimination of Intersegment Revenues	(17,445)	(15,485)
Cash to Accrual Adjustments	(1,415)	(2,394)
Total Revenues from External Customers	$191,260	$156,663

Earnings before income taxes:
Sales & Lease Ownership	$12,063	$7,676
Rent-to-Rent	2,178	3,040
Franchise	3,341	2,457
Other	(563)	(1,793)
Manufacturing	351	624
Earnings Before Income Taxes for Reportable Segments	17,370	12,004
Elimination of Intersegment Profit	(1,375)	(652)
Cash to Accrual Adjustments	(2,088)	(1,895)
Total Earnings Before Income Taxes	$13,907	$9,457

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

Earnings before income taxes for each reportable segment are generally determined in accordance with generally accepted accounting principles with the following adjustments:

•                  A predetermined amount of approximately 2.3% in 2003 and 2.2% in 2002 of each reportable segments’ revenues is charged to the reportable segments as an allocation of corporate overhead.

•                  Non-recurring or unusual adjustments related to store closures and rent payments related to closed stores are not recorded on the reportable segments' financial statements, but rather maintained and controlled by corporate headquarters.

•                  The capitalization and amortization of manufacturing variances is recorded on the consolidated financial statements as part of other adjustments and allocations and is not allocated to the segment which holds the related rental merchandise.

•                  Interest on borrowings is estimated at the beginning of each year.  Interest is then allocated to operating segments on the basis of relative total assets.

•                  Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E – Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, which measure compensation cost using the intrinsic value method of accounting for stock options.  Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
(In Thousands, Except Per Share)	2003	2002

Net Earnings - as reported	$8,748	$5,921
Stock-based employee compensation cost, net of tax - pro forma	(292)	(271)
Net Earnings - pro forma	$8,456	$5,650

Basic Earnings per share - as reported	$.40	$.30
Basic Earnings per share - pro forma	.39	.28

Diluted Earnings per share - as reported	$.40	$.29
Diluted Earnings per share - pro forma	.39	.28

Note F – Adoption of New Accounting Principles

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003.  Such adoption had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of  the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS No. 148 have been included in Note E.

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2002, the FASB issued Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. These disclosures are presented in Note G of the 2002 Annual Report on Form 10-K, and there has been no significant change in the amount or nature of such guarantees. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted the financial statement recognition provisions of FIN 45 as of January 1, 2003. Such adoption did not have an impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 is not expected to have any effect on the Company’s financial statements.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company does receive cash consideration from vendors subject to the provisions of EITF 02-16. EITF 02-16 is effective for fiscal periods beginning after December 15, 2002. The Company adopted EITF 02-16 as of January 1, 2003.  Such adoption did not have a material effect on the Company’s financial statements since substantially all cooperative advertising consideration received from vendors represents a reimbursement of specific identifiable and incremental costs incurred in selling the vendors’ products.  Separately, the Company receives certain volume rebates which are unrelated to cooperative advertising.  While not significant to the Company’s financial position or results of operations, such consideration has always been accounted for as a component of inventory cost.

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2003, the portion which we might be obligated to repay in the event our franchisees defaulted was approximately $64.1 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

We have no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2002 Annual Report on Form 10K for further information.

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of March 31, 2003:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years
Credit facilities, including capital leases	$65,931	$268	$10,813	$21,020	$33,830
Operating leases	107,530	33,326	47,678	19,426	7,100
Total contractual cash obligations	$173,461	$33,594	$58,491	$40,446	$40,930

The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of March 31, 2003:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years
Guaranteed borrowings of franchisees	$64,100	$64,100	$—	$—	$—
Residual value guarantee under operating leases	20,900	—	—	20,900	—
Total commercial commitments	$85,000	$64,100	$—	$20,900	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1—"Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2003, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three months ended March 31, 2003 versus three months ended March 31, 2002

Revenues

Total revenues for the first quarter of 2003 increased $34.6 million to $191.3 million compared to $156.7 million in the comparable period in 2002, a 22.1% increase. The increase was due mainly to an $18.5 million, or 16.5%, increase in rentals and fees revenues, plus a $9.1 million, or 40.5%, increase in non-retail sales. Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $21.3 million increase from our sales and lease ownership division, which had an average increase of 14.1% in same store revenues for the first quarter of 2003 and added 32 Company-operated stores since the end of the first quarter 2002 along with $1.6 million in rentals and fees from Sight & Sound stores acquired in August 2002. The growth in our sales and lease ownership division was offset by a $2.8 million decrease in rental revenues in our rent-to-rent division. The decrease in rent-to-rent division revenues is primarily the result of a decline of same store revenues as well as a net reduction of four stores since the end of the first quarter of 2002.

Revenues from retail sales increased $6.0 million to $23 million in the first quarter of 2003 from $17 million in the comparable period in 2002 due to an increase of $7.1 million in the sales and lease ownership division offset by a decrease of $1.1 million in our rent-to-rent division. Retail sales represent sales of both new and rental return merchandise. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 40.5% to $31.6 million in the first quarter of 2003 from $22.5 million in the comparable period in 2002. The increase in non-retail sales reflects the growth of our franchise operations.

Other revenues, which include franchise fee and royalty income and other miscellaneous revenues, for the quarter ended  March 31, 2003 increased $945,000 to $5.6 million compared with $4.7 million in 2002, a 20.2% increase. This increase was attributable to franchise fee and royalty income increasing $728,000, or 18.6%, to $4.6 million compared with $3.9 million in the first quarter of 2002, reflecting the net addition of 29 franchised stores since the end of the first quarter  2002 and improved operating revenues at older franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $36.8 million to $158 million in the first quarter of 2003 compared with $121.1 million for the comparable period in 2002, a 30.4% increase. This increase was attributable to same store revenue growth and the store additions described above. Rent-to-rent division revenues for the three months ended March 31, 2003 decreased 11.5% to $29 million from $32.7 million for the comparable period in 2002, due primarily to the same store revenue decline and store closings of under-performing stores as previously described.

Cost of Sales

Cost of sales from retail sales increased $4.5 million, or 36.2%, to $16.9 million in the first quarter of 2003 compared to $12.4 million for the comparable period in 2002, and as a percentage of sales, increased to 73.2% from 72.7%. The increase in retail cost of sales as a percentage of sales was primarily due to lower margins on retail sales from our newly acquired Sight & Sound stores partially offset by increased margins in Company-operated sales and lease ownership and rent-to rent-stores. Cost of sales from non-retail sales increased $8.6 million to $29.4 million in the first quarter of 2003 from $20.8 million in the first quarter of 2002, and as a percentage of sales, increased to 93.2% from 92.7%. The decreased margins on non-retail sales were primarily the result of slightly lower margins on certain products sold to franchisees.

Expenses

Operating expenses in the first quarter of 2003 increased $10 million to $83.1 million from $73.1 million for the comparable period in 2002, a 13.7% increase. As a percentage of total revenues, operating expenses were 43.5% for the three months ended March 31, 2003 and 46.7% for the comparable period in 2002. Operating expenses decreased in 2003 as a percentage of total revenues primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, and a 14.1% increase in same store revenue growth.

Depreciation of rental merchandise increased $6.7 million to $46.4 million in the first quarter of 2003 from $39.7 million during the comparable period in 2002, a 16.8% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased slightly to 35.4% from 35.3% from quarter to quarter. The increase as a percentage of rentals and fees reflects a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our rent-to-rent division.

Interest expense increased $422,000 to $1.6 million for the quarter ended March 31, 2003 compared with $1.2 million in 2002, a 36.2% increase. As a percentage of total revenues, interest expense increased to 0.8% in the first quarter of 2003 from 0.7% in the comparable period in 2002. The increase in interest expense as a percentage of total revenues was primarily due to higher interest rates in the first three months of 2003. The higher interest rates relate to the Company's August 2002 private debt placement.

Income tax expense increased $1.6 million to $5.2 million in the first quarter of 2003 compared with $3.5 million in 2002, representing a 45.9% increase due to the higher pre-tax earnings. Aaron Rents’ effective tax rate was 37.1% in the first quarter of 2003 compared with 37.4% in the comparable period of 2002, primarily due to lower non-deductible expenses.

Net Earnings

As a result, net earnings increased $2.8 million to $8.7 million for the first quarter of 2003 compared with $5.9 million for the same period last year, representing a 47.7% increase. As a percentage of total revenues, net earnings were 4.6% in 2003 and 3.8% in 2002. The increase in net earnings was primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years and a 14.1% increase in same store revenue growth.

Balance Sheet

Cash. The Company’s cash balance increased $4.7 million to $4.8 million at March 31, 2003 compared with $96,000 at December 31, 2002.  The increase in cash is the result of the Company using excess cash in the prior year to pay down its revolving credit line. During the first quarter of 2003 the Company paid down its revolving credit line by $7.3 million to a zero balance.  The remaining credit facilities are fixed rate obligations with set payment dates.  As a result of the change in the structure of the Company’s credit facilities, the Company had excess cash at March 31, 2003.

Deferred Income Taxes. The increase of $5.3 million in deferred income taxes from December 31, 2002 to March 31, 2003 is primarily the result of March 2002 tax law changes, effective September 2001, that allow accelerated depreciation of rental merchandise for tax purposes.

Bank Debt. The reduction in bank debt of $7.3 million from December 31, 2002 to March 31, 2003 is the result of the Company paying down its revolving debt to a zero balance in the first quarter of 2003.

Liquidity and Capital Resources

General

Cash flows from operations for the quarters ended  March 31, 2003 and 2002 were $67.8 and $ 69.4 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  bank credit

•                  cash flow from operations

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At March 31, 2003, no amounts were outstanding under the Company's revolving credit agreement. The Company’s long-term debt decreased by approximately $7.3 million in the first quarter of 2003. The decline in borrowings is primarily attributable to cash generated from operating activities of $67.8 million. Information regarding our obligations to make future payments under our credit facility appears in Note G to the consolidated financial statements. We use interest rate swap agreements as part of our overall long-term financing program. Aaron Rents also has $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2004.

Aaron Rents’ revolving credit agreement, senior unsecured notes, the construction and lease facility, and the franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, then we will be in default under these commitments, and all amounts would become due immediately. Aaron Rents was complying with all these covenants at March 31, 2003.

As of March 31, 2003, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

Subsequent to the quarter ended March 31, 2003, Aaron Rents increased the authorized number of shares of Common Stock by 25 million shares for a total of 50 million shares.  The purpose of increasing the number of shares of authorized Common Stock is to give the Company greater flexibility in connection with its capital structure, possible future financing requirements, employee compensation and other corporate matters.

Aaron Rents has paid dividends for 16 consecutive years. A $.02 per share dividend on Common Stock and Class A Common Stock was paid in January 2002 and July 2002, for a total fiscal year cash outlay of $798,000 and in January 2003 a $434,000 dividend was paid. Subject to sufficient operating profits, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that our existing credit facilities, our expected cash flows from operations, proceeds from the sale of rental return merchandise, and vendor credit will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at March 31, 2003 was approximately $24.7 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.35%. The lease facility contains residual value guarantee and default guarantee provisions. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $20.9 million and $24.7 million, respectively, at March 31, 2003.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices which do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2003 including leases under our construction and lease facility described above are as follows: $33.3 million in 2003; $27.9 million in 2004; $19.8 million in 2005; $12.6 million in 2006; $6.8 million in 2007; and $7.1 million thereafter.

The Company has 13 capital leases, 12 of which are with limited liability companies (LLCs) whose owners include Aaron Rents’ executive officers and majority shareholder. Eleven of these related party leases relate to properties purchased from Aaron Rents in December 2002 by one of the LLCs for a total purchase price of approximately $5 million. The LLC is leasing back these properties to Aaron Rents for 15-year terms at an aggregate annual rental of approximately $635,000. The twelfth related party capital lease relates to a property sold by Aaron Rents to a second LLC for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of approximately $617,000. See Note E to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

Franchise Guaranty. See Note G to the Consolidated Financial Statements contained in Part I, Item I of the Quarterly Report on Form 10-Q.

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

At March 31, 2003, we had swap agreements with total notional principal amounts of $60 million which effectively fixed the interest rates on obligations in the notional amount of $28 million of debt under our variable payment construction and lease facility and other debt at an average rate of 7.23%, as follows: $20 million at an average rate of 6.22% until

May 2003; $20 million at an average rate of 7.84% until November 2003; and an additional $20 million at an average rate of 7.64% until June 2005. In 2002, we reassigned approximately $24 million of notional amount of swaps to the variable payment obligations under our construction and lease facility described above. Since August 2002, fixed rate swap agreements in the notional amount of $32 million were not being utilized as a hedge of variable obligations, and accordingly, changes in the valuation of such swap agreements are recorded directly to earnings. The fair value of interest rate swap agreements was a liability of approximately $3.3 million at March 31, 2002. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments of any kind for trading or speculative purposes.

New Accounting Pronouncements.

See Note F to the Consolidated Financial Statements contained in Part I, Item I of the Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Substantially all of the information called for by this item is provided under Item 2 in the Company’s Form 10-K for the year ended December 31, 2002, and Part I, Item 2 of this Quarterly Report above.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are furnished herewith:

10(u)  Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003.

10(v) Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003.

10(w) Amendment Number one to the Servicing Agreement by and between Aaron Rents, Inc. (“Sponsor”), and SunTrust Bank (the “Servicer”) dated April 30, 2003.

99(a) Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b) Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - May 13, 2003	AARON RENTS, INC.
(Registrant)

	By	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President
Chief Financial Officer

Date - May 13, 2003		/s/ Robert P. Sinclair, Jr.
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

Date: May 13, 2003	/s/ R. Charles Loudermilk, Sr.
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

Date: May 13, 2003