Form 10-Q
period 2003-06-30
AARON RENTS INC
filed 2003-08-14
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

June 30, 2003	0-12385
For Quarter Ended	Commission File No.

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

Yes ☒
No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 11, 2003
Common Stock, $.50 Par Value	18,086,337
Class A Common Stock, $.50 Par Value	3,731,706

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2003	December 31, 2002
	(In Thousands, Except Share Data)
ASSETS
Cash	$10,458	$96
Accounts Receivable (net of allowances of $1,022 in 2003 and $347 in 2002)	24,814	26,973
Rental Merchandise	475,538	470,225
Less: Accumulated Depreciation	(161,763)	(152,938)
	313,775	317,287
Property, Plant and Equipment, Net	90,496	87,094
Goodwill, Net	29,630	25,985
Prepaid Expenses and Other Assets	25,453	26,213

Total Assets	$494,626	$483,648

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$52,649	$64,131
Dividends Payable	435	434
Deferred Income Taxes Payable	61,901	50,517
Customer Deposits and Advance Payments	14,211	14,756
Credit Facilities	65,883	73,265
Total Liabilities	195,079	203,103

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 19,995,987 at June 30, 2003 and December 31, 2002	9,998	9,998
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 5,361,761	2,681	2,681
Additional Paid-in Capital	87,785	87,502
Retained Earnings	241,002	223,928
Accumulated Other Comprehensive Loss	(1,078)	(1,868)
	340,388	322,241

Less: Treasury Shares at Cost,
Common Stock, 2,012,335 Shares at June 30, 2003 and 2,012,470 Shares at December 31, 2002	(24,937)	(25,792)
Class A Common Stock, 1,630,055 Shares at June 30, 2003 and December 31, 2002	(15,904)	(15,904)
Total Shareholders’ Equity	299,547	280,545

Total Liabilities & Shareholders’ Equity	$494,626	$483,648

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$131,419	$113,643	$262,456	$226,145
Retail Sales	15,608	14,150	38,646	31,165
Non-Retail Sales	24,870	18,801	56,427	41,264
Other	5,844	4,568	11,472	9,251
	177,741	151,162	369,001	307,825
COSTS AND EXPENSES:
Retail Cost of Sales	11,391	10,388	28,246	22,766
Non-Retail Cost of Sales	23,077	17,348	52,479	38,176
Operating Expenses	81,377	71,654	164,496	144,788
Depreciation of Rental Merchandise	46,517	40,036	92,906	79,736
Interest	1,473	1,070	3,061	2,236
	163,835	140,496	341,188	287,702
EARNINGS BEFORE TAXES	13,906	10,666	27,813	20,123

INCOME TAXES	5,145	3,970	10,304	7,506

NET EARNINGS	$8,761	$6,696	$17,509	$12,617

EARNINGS PER SHARE	$.40	$.33	$.81	$.63

EARNINGS PER SHARE ASSUMING DILUTION	.40	.32	.80	.62

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$.02	$.02	$.02	$.02
Class A Common Stock	.02	.02	.02	.02

WEIGHTED AVERAGE SHARES OUTSTANDING	21,708	20,353	21,697	20,134

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	22,057	20,761	22,000	20,489

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$17,509	$12,617
Depreciation and Amortization	102,111	87,876
Deferred Income Taxes	11,384	10,073
Change in Accounts Payable and Accrued Expenses	(10,947)	(12,395)
Change in Accounts Receivable	2,159	3,855
Other Changes, Net	217	901
Cash Provided by Operating Activities	122,433	102,927

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(15,239)	(11,987)
Book Value of Property Retired or Sold	2,662	3,752
Additions to Rental Equipment	(173,799)	(148,408)
Book Value of Rental Equipment Sold	84,375	63,027
Contracts and Other Assets Acquired	(3,394)	(833)
Cash Used by Investing Activities	(105,395)	(94,449)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	35,894	55,170
Repayments on Credit Facilities	(43,276)	(101,267)
Increase in Other Debt	—	4,409
Proceeds from Stock Offering	—	34,328
Dividends Paid	(434)	(399)
Acquisition of Treasury Stock	—	(1,667)
Issuance of Stock Under Stock Option Plans	1,140	954
Cash Used by Financing Activities	(6,676)	(8,472)

Increase in Cash	10,362	6
Cash at Beginning of Period	96	93
Cash at End of Period	$10,458	$99

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX AND THREE MONTHS ENDED JUNE 30, 2003

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of June 30, 2003, and the Consolidated Statements of Earnings and Cash Flows for the quarters and six months ended June 30, 2003 and 2002, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.  Rental merchandise adjustments for the six month periods ended June 30 were $5.7 million in 2003 and $4.3 million in 2002.  Rental merchandise adjustments for the three month periods ended June 30 were $3.1 million in 2003 and $2.0 million in 2002. These charges are recorded as a component of operating expenses.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the Company’s Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the six months ended June 30, 2003.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the six month periods ended June 30, 2003 and 2002 was $18,299,000 and $12,591,000, respectively.  Comprehensive income for the three month periods ended June 30, 2003 and 2002 was $9,105,000 and $6,232,000, respectively.

Note D – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2003	2002	2003	2002

Revenues from external customers:
Sales & Lease Ownership	$143,614	$114,391	$301,585	$235,531
Rent-to-Rent	27,061	30,634	56,043	63,379
Franchise	4,721	4,042	9,356	8,004
Other	1,106	1,243	2,229	2,448
Manufacturing	13,655	14,240	31,064	29,730
Elimination of Intersegment Revenues	(13,734)	(14,263)	(31,179)	(29,748)
Cash to Accrual Adjustments	1,318	875	(97)	(1,519)
Total Revenues from External Customers	$177,741	$151,162	$369,001	$307,825

Earnings (loss) before income taxes:
Sales & Lease Ownership	$8,939	$7,588	$21,002	$15,264
Rent-to-Rent	1,347	2,353	3,525	5,393
Franchise	3,311	2,704	6,652	5,161
Other	(243)	(2,015)	(806)	(3,808)
Manufacturing	299	81	650	705
Earnings Before Income Taxes for Reportable Segments	13,653	10,711	31,023	22,715
Elimination of Intersegment Profit	(233)	(624)	(1,608)	(1,276)
Cash to Accrual Adjustments	486	579	(1,602)	(1,316)
Total Earnings Before Income Taxes	$13,906	$10,666	$27,813	$20,123

Revenues in the “Other” category are primarily from leasing space to unrelated, third parties in our corporate headquarters building and revenues from several minor unrelated activities.  The pretax losses in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes.

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•                  A predetermined amount of approximately 2.3% in 2003 and 2.2% in 2002 of each reportable segment’s revenues is charged to the reportable segments as an allocation of corporate overhead.

•                  Non-recurring or unusual adjustments related to store closures and rent payments related to closed stores are not recorded on the reportable segments’ financial statements, but rather maintained and controlled by corporate headquarters.

•                  The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of other adjustments and allocations and are not allocated to the segment that holds the related rental merchandise.

•                  Interest on borrowings is estimated at the beginning of each year.  Interest is then allocated to operating segments on the basis of relative total assets.

•                  Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

Note E – Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(APB 25) and related interpretations, which measure compensation cost using the intrinsic value method of accounting for stock options.  Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).  If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share)	2003	2002	2003	2002

Net Earnings - as reported	$8,761	$6,696	$17,509	$12,617
Stock-based employee compensation cost, net of tax - pro forma	(333)	(276)	(625)	(547)
Net Earnings - pro forma	$8,428	$6,420	$16,884	$12,070

Basic Earnings per share - as reported	$.40	$.33	$.81	$.63

Basic Earnings per share - pro forma	.39	.32	.78	.60

Diluted Earnings per share - as reported	$.40	$.32	$.80	$.62

Diluted Earnings per share - pro forma	.38	.31	.77	.59

Note F – Adoption of New Accounting Principles

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003.  Such adoption had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, (APB 28) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS 148 have been included in Note E.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. These disclosures are presented in Note G of the 2002 Annual Report on Form 10-K, and there has been no significant change in the amount or nature of such guarantees. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted the financial statement recognition provisions of FIN 45 as of January 1, 2003. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company is presently evaluating whether certain independent franchises, as discussed in Note G, are variable interest entities, and, if so, if the Company is a significant or primary beneficiary resulting from the related debt guarantees.  In addition, as discussed in Note E of the Company’s 2002 Annual Report on Form 10-K, the Company has certain capital leases with partnerships controlled by related parties of the Company.  The Company is in the process of evaluating whether these partnerships are variable interest entities and whether the Company is the primary beneficiary under the capital leases. The Company has concluded that the accounting and reporting of its construction and lease facility (see Note G in the Company’s 2002 Annual Report on Form 10-K) will not be affected by the adoption of FIN 46.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company does receive cash consideration from vendors subject to the provisions of EITF 02-16. EITF 02-16 is effective for fiscal periods beginning after December 15, 2002. The Company adopted EITF 02-16 as of January 1, 2003.  Such adoption did not have a material effect on the Company’s financial statements since substantially all cooperative advertising consideration received from vendors represents a reimbursement of specific identifiable and incremental costs incurred in selling the vendors’ products.  Separately, the Company receives certain volume rebates that are unrelated to cooperative advertising.  While not significant to the Company’s financial position or results of operations, such consideration has always been accounted for as a component of inventory cost.

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2003, the portion that we might be obligated to repay in the event our franchisees defaulted was approximately $64.0 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

We have no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2002 Annual Report on Form 10-K for further information.

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of June 30, 2003:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Credit facilities, including capital leases	$65,883	$371	$10,985	$21,236	$33,291
Operating leases	110,017	34,097	48,781	19,875	7,264
Total contractual cash obligations	$175,900	$34,468	$59,766	$41,111	$40,555

The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of June 30, 2003:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed borrowings of franchisees	$64,000	$64,000	$—	$—	$—
Residual value guarantee under operating leases	21,100	—	—	21,100	—
Total commercial commitments	$85,100	$64,000	$—	$21,100	$—

Note H – Subsequent Event

On July 21, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares will be distributed on August 15, 2003 to shareholders of record as of the close of business on August 1, 2003.

Independent Accountants’ Review Report

To the Board of Directors of Aaron Rents, Inc.

We have reviewed the accompanying consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of June 30, 2003, and the related statements of earnings for the three and six month periods ended June 30, 2003 and 2002, and the related statements of cash flows for the six months ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
August 11, 2003

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 “Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2002 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and six months ended June 30, 2003, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three months ended June 30, 2003 versus three months ended June 30, 2002

Revenues

Total revenues for the second quarter of 2003 increased $26.6 million to $177.7 million compared to $151.2 million in the comparable period in 2002, a 17.6% increase. The increase was due mainly to a $17.8 million, or 15.6%, increase in rentals and fees revenues, plus a $6.1 million, or 32.3%, increase in non-retail sales. Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $19.7 million increase from our sales and lease ownership division, which had an average increase of 11.3% in same store revenues for the second quarter of 2003 and added 69 Company-operated stores since the beginning of the second quarter 2002. The growth in our sales and lease ownership division was offset by a $1.9 million decrease in rental revenues in our rent-to-rent division. The decrease in rent-to-rent division revenues is primarily the result of a decline of same store revenues as well as a net reduction of eight stores since the beginning of the second quarter of 2002.

Revenues from retail sales increased $1.5 million to $15.6 million in the second quarter of 2003 from $14.2 million in the comparable period in 2002 due to an increase of $3.1 million in the sales and lease ownership division offset by a decrease of $1.6 million in our rent-to-rent division. Retail sales represent sales of both new and rental return merchandise. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 32.3% to $24.9 million in the second quarter of 2003 from $18.8 million in the comparable period in 2002. The increase in non-retail sales reflects the growth of our franchise operations.

Other revenues, which includes franchise fee and royalty income and other miscellaneous revenues, for the quarter ended June 30, 2003 increased $1.3 million to $5.8 million compared with $4.6 million in 2002, a 27.9% increase. This increase was attributable to franchise fee and royalty income increasing $688,000, or 17.2%, to $4.7 million compared with $4.0 million in the second quarter of 2002, reflecting the net addition of 38 franchised stores since the beginning of the second quarter 2002 and improved operating revenues at older franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $29.2 million to $143.6 million in the second quarter of 2003 compared with $114.4 million for the comparable period in 2002, a 25.5% increase. This increase was attributable to same store revenue growth and the store additions described above. Rent-to-rent division revenues for the three months ended June 30, 2003 decreased 11.7% to $27.1 million from $30.6 million for the comparable period in 2002, due primarily to the same store revenue decline and store closings of under-performing stores as previously described.

Cost of Sales

Cost of sales from retail sales increased $1.0 million, or 9.7%, to $11.4 million in the second quarter of 2003 compared to $10.4 million for the comparable period in 2002, and as a percentage of sales, decreased to 73.0% from 73.4%. The decrease in retail cost of sales as a percentage of sales was primarily due to increased margins in Company-operated sales and lease ownership stores partially offset by lower margins on retail sales from our newly acquired Sight & Sound stores. Cost of sales from non-retail sales increased $5.7 million to $23.1 million in the second quarter of 2003 from $17.3 million in the second quarter of 2002.  As a percentage of sales, non-retail cost of sales increased to 92.8% from 92.3%. The decreased margins on non-retail sales were primarily the result of lower margins on certain products sold to franchisees.

Expenses

Operating expenses in the second quarter of 2003 increased $9.7 million to $81.4 million from $71.7 million for the comparable period in 2002, a 13.6% increase. As a percentage of total revenues, operating expenses were 45.8% for the three months ended June 30, 2003 and 47.4% for the comparable period in 2002. Operating expenses decreased as a percentage of total revenues in 2003, primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years and an 11.3% increase in same store revenues.

Depreciation of rental merchandise increased $6.5 million to $46.5 million in the second quarter of 2003 from $40.0 million during the comparable period in 2002, a 16.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased slightly to 35.5% from 35.2% from quarter to quarter. The increase as a percentage of rentals and fees reflects a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which generally depreciates its rental merchandise at a faster rate than our rent-to-rent division.

Interest expense increased $403,000 to $1.5 million for the quarter ended June 30, 2003 compared with $1.1 million in 2002, a 36.7% increase. As a percentage of total revenues, interest expense increased to 0.8% in the second quarter of 2003 from 0.7% in the comparable period in 2002. The increase in interest expense as a percentage of total revenues was primarily due to higher interest rates in 2003 arising from the Company’s August 2002 private debt placement.

Income tax expense increased $1.2 million to $5.1 million in the second quarter of 2003 compared with $4.0 million in 2002, representing a 29.6% increase due to higher pre-tax earnings. Aaron Rents’ effective tax rate was 37.0% in the second quarter of 2003 compared with 37.2% in the comparable period of 2002, primarily due to lower non-deductible expenses.

Net Earnings

As a result, net earnings increased $2.1 million to $8.8 million for the second quarter of 2003 compared with $6.7 million for the same period last year, representing a 30.8% increase. As a percentage of total revenues, net earnings were 4.9% in 2003 and 4.4% in 2002. The increase in net earnings was primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, an 11.3% increase in same store revenues, and a 17.2% increase in franchise fee and royalty income.

Six months ended June 30, 2003 versus six months ended June 30, 2002

Revenues

Total revenues for the first six months of 2003 increased $61.2 million to $369.0 million compared to $307.8 million in the comparable period in 2002, a 19.9% increase. The increase was due mainly to a $36.3 million, or 16.1%, increase in rentals and fees revenues, plus a $15.2 million, or 36.7%, increase in non-retail sales. Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $41.0 million increase from our sales and lease ownership division, which had an average increase of 12.6% in same store revenues for the first six months of 2003 and added 69 Company-operated stores since the beginning of the second quarter 2002. The growth in our sales and lease ownership division was offset by a $4.7 million decrease in rental revenues in our rent-to-rent division. The decrease in rent-to-rent division revenues is primarily the result of a decline of same store revenues as well as a net reduction of eight stores since the beginning of the second quarter of 2002.

Revenues from retail sales increased $7.5 million to $38.6 million in the first six months of 2003 from $31.2 million in the comparable period in 2002 due to an increase of $10.2 million in the sales and lease ownership division offset by a decrease of $2.7 million in our rent-to-rent division. Retail sales represent sales of both new and rental return merchandise. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 36.7% to $56.4 million in the second quarter of 2003 from $41.3 million in the comparable period in 2002. The increase in non-retail sales reflects the growth of our franchise operations.

Other revenues, which includes franchise fee and royalty income and other miscellaneous revenues, for the six months ended June 30, 2003 increased $2.2 million to $11.5 million compared with $9.3 million in 2002, a 24.0% increase. This increase was attributable to franchise fee and royalty income increasing $1.5 million, or 19.0%, to $9.4 million compared with $7.9 million in the first six months of 2002, reflecting the net addition of 38 franchised stores since the beginning of the second quarter 2002 and improved operating revenues at older franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $66.1 million to $301.6 million in the six months ended June 30, 2003 compared with $235.5 million for the comparable period in 2002, a 28.0% increase. This increase was attributable to same store revenue growth and the store additions described above. Rent-to-rent division revenues for the six months ended June 30, 2003 decreased 11.6% to $56.0 million from $63.4 million for the comparable period in 2002, due primarily to the same store revenue decline and store closings of under-performing stores as previously described.

Cost of Sales

Cost of sales from retail sales increased $5.5 million, or 24.1%, to $28.2 million in the first six months of 2003 compared to $22.8 million for the comparable period in 2002, and as a percentage of sales, increased to 73.1% from 73.0%. The increase in retail cost of sales as a percentage of sales was primarily due to lower margins on retail sales from our newly acquired Sight & Sound stores partially offset by increased margins in Company-operated sales and lease ownership stores. Cost of sales from non-retail sales increased $14.3 million to $52.5 million in the six months ended June 30, 2003 from $38.2 million in the comparable period in 2002, and as a percentage of sales, increased to 93.0% from 92.5%. The decreased margins on non-retail sales were primarily the result of lower margins on certain products sold to franchisees.

Expenses

Operating expenses in the six months ended June 30, 2003 increased $19.7 million to $164.5 million from $144.8 million for the comparable period in 2002, a 13.6% increase. As a percentage of total revenues, operating expenses were 44.6% for the six months ended June 30, 2003 and 47.0% for the comparable period in 2002. Operating expenses decreased in 2003 as a percentage of total revenues primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, and a 12.6% increase in same store revenues.

Depreciation of rental merchandise increased $13.2 million to $92.9 million in the first six months of 2003 from $79.7 million during the comparable period in 2002, a 16.5% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased slightly to 35.4% from 35.3% from period to period. The increase as a percentage of rentals and fees reflects a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which generally depreciates its rental merchandise at a faster rate than our rent-to-rent division.

Interest expense increased $825,000 to $3.1 million for the six months ended June 30, 2003 compared with $2.2 million in 2002, a 36.9% increase. As a percentage of total revenues, interest expense increased to 0.8% in the first six months of 2003 from 0.7% in the comparable period in 2002. The increase in interest expense as a percentage of total revenues was primarily due to higher interest rates in the first six months of 2003 arising from the Company’s August 2002 private debt placement.

Income tax expense increased $2.8 million to $10.3 million in the first six months of 2003 compared with $7.5 million in 2002, representing a 37.3% increase due to higher pre-tax earnings. Aaron Rents’ effective tax rate was 37.0% in the six months ended June 30, 2003 compared with 37.3% in the comparable period of 2002, primarily due to lower non-deductible expenses.

Net Earnings

As a result, net earnings increased $4.9 million to $17.5 million for the first six months of 2003 compared with $12.6 million for the same period last year, representing a 38.8% increase. As a percentage of total revenues, net earnings were 4.7% in 2003 and 4.1% in 2002. The increase in net earnings was primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, a 12.6% increase in same store revenues, and a 19% increase in franchise fee and royalty income

Balance Sheet

Cash. The Company’s cash balance increased $10.4 million to $10.5 million at June 30, 2003 compared with $96,000 at December 31, 2002.  The increase in cash is the result of the Company using excess cash in the prior year to pay down its revolving credit line. During the first quarter of 2003 the Company paid down its revolving credit line by $7.3 million to a zero balance.  The remaining credit facilities are fixed rate obligations with set payment dates.

Deferred Income Taxes. The increase of $11.4 million in deferred income taxes payable from December 31, 2002 to June 30, 2003 is primarily the result of March 2002 tax law changes, effective September 2001, that allow accelerated depreciation of rental merchandise for tax purposes.  Additional tax law changes effective May 2003 increased the allowable acceleration and extended the life of the March 2002 changes.

Bank Debt. The reduction in bank debt of $7.3 million from December 31, 2002 to June 30, 2003 is the result of the Company paying down its revolving debt to a zero balance in the first quarter of 2003.

Liquidity and Capital Resources

General

Cash flows from operations for the six months ended June 30, 2003 and 2002 were $122.4 million and $102.9 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  bank credit

•                  cash flow from operations

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At June 30, 2003, no amounts were outstanding under the Company’s revolving credit agreement. The Company’s long-term debt decreased by approximately $7.3 million in the first six months of 2003. The decline in borrowings is primarily attributable to cash generated from operating activities of $122.4 million. Information regarding our obligations to make future payments under our credit facility appears in Note G to the Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.  We use interest rate swap agreements as part of our overall long-term financing program. Aaron Rents also has $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2004.

Aaron Rents’ revolving credit agreement, senior unsecured notes, the construction and lease facility, and the franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, then we will be in default under these commitments, and all amounts would become due immediately. Aaron Rents was complying with all these covenants at June 30, 2003.

As of June 30, 2003, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

During the quarter ended June 30, 2003, Aaron Rents increased the authorized number of shares of Common Stock by 25 million shares for a total of 50 million shares.  The purpose of increasing the number of shares of authorized Common Stock is to give the Company greater flexibility in connection with its capital structure, possible future financing requirements, employee compensation and other corporate matters.

Aaron Rents has paid dividends for 16 consecutive years. A $.02 per share dividend on Common Stock and Class A Common Stock was paid in January 2003 and July 2003, for a total fiscal year cash outlay of $869,000. Subject to sufficient operating profits, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that our existing credit facilities, our expected cash flows from operations, proceeds from the sale of rental return merchandise, and vendor credit will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at June 30, 2003 was approximately $24.8 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.35%. The lease facility contains residual value guarantee and default guarantee provisions. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.8 million, respectively, at June 30, 2003.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2003 including leases under our construction and lease facility described above are as follows: $34.1 million in 2003; $28.5 million in 2004; $20.3 million in 2005; $12.9 million in 2006; $7.0 million in 2007; and $7.3 million thereafter.

The Company has 13 capital leases, 12 of which are with limited liability companies (LLCs) whose owners include Aaron Rents’ executive officers and majority shareholder. Eleven of these related party leases relate to properties purchased from Aaron Rents in December 2002 by one of the LLCs for a total purchase price of approximately $5 million. This LLC is leasing back these properties to Aaron Rents for 15-year terms at an aggregate annual rental of approximately $635,000. The twelfth related party capital lease relates to a property sold by Aaron Rents to a second LLC for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of approximately $617,000. See Note E to the Consolidated Financial Statements in the 2002 Annual Report on Form 10-K.

Franchise Guaranty. See Note G to the Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

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

At June 30, 2003, we had swap agreements with total notional principal amounts of $40 million which effectively fixed the interest rates on obligations in the notional amount of $28 million of debt under our variable payment construction and lease facility and other debt at an average rate of 7.75%, as follows: $20 million at an average rate of 7.75% until November 2003; and an additional $20 million at an average rate of 7.60% until June 2005. In 2002, we reassigned approximately $28 million of notional amount of swaps to the variable payment obligations under our construction and lease facility and other debt as described above. Certain of these swaps have since expired. Since August 2002, fixed rate swap agreements in the notional amount of $32 million were not being utilized as a hedge of variable obligations, and accordingly, changes in the valuation of such swap agreements are recorded directly to earnings.   Certain of these swaps have since expired as well.  The fair value of interest rate swap agreements was a liability of approximately $2.5 million at June 30, 2003. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments of any kind for trading or speculative purposes.

New Accounting Pronouncements.

See Note F to the Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Substantially all of the information called for by this item is provided under Item 2 in the Company’s Form 10-K for the year ended December 31, 2002, and Part I, Item 2 of this Quarterly Report above.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the 90 day period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in the Federal securities laws.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Monday, May 6, 2003, the Company held its annual meeting of shareholders in Atlanta, Georgia.  As of the record date, March 14, 2003, there were 3,731,706 shares of Class A Common Stock entitled to vote at the annual meeting.  Represented at the meeting in person or by proxy were 3,692,203 shares representing 98.94% of the total shares of Class A Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect nine directors to a one-year term expiring in 2004 and to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 25,000,000 to 50,000,000.

The following tables set forth the results of the vote on the two matters:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	3,620,838	71,365
Robert C. Loudermilk, Jr.	3,620,788	71,415
Gilbert L. Danielson	3,635,138	57,065
Ronald W. Allen	3,634,963	57,240
Leo Benatar	3,634,963	57,240
Earl Dolive	3,634,963	57,240
Ray M. Robinson	3,618,494	73,709
Ingrid Saunders Jones	3,638,138	54,065
William K. Butler, Jr.	3,649,263	42,940

	Number of Votes
	For	Against	Abstain	Broker Non- Vote
Approval of the Articles Amendment	3,644,763	47,440	0	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are furnished herewith:

15 Letter Re: Unaudited Interim Financial Information

31(a) Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31(b) Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32(a) Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 8, 2003, we filed a report on Form 8-K, which furnished (not filed) under Items 9 and 7 the press release entitled “Aaron Rents, Inc. Confirms Earnings Guidance For First Quarter; Will Merge Some Sight & Sound Stores” relating to the projected results of our first fiscal quarter ended March 31, 2003.

On April 29, 2003, we filed a report on Form 8-K, which furnished (not filed) under Items 9 and 7 the press release entitled “Aaron Rents, Inc. Reports Record First Quarter Revenues and Earnings” relating to the results of our first fiscal quarter ended March 31, 2003.

On July 30, 2003, we filed a report on Form 8-K, which furnished (not filed) under Items 9 and 7 the press release entitled “Same Store Revenues Up 11.3%; Earnings Up 31%” relating to the results of our second fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – August 14, 2003	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 14, 2003		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller