Form 10-Q
period 2003-09-30
AARON RENTS INC
filed 2003-11-13
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

September 30, 2003	0-12385
For Quarter Ended	Commission File No.

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

Yes ☒
No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 7, 2003
Common Stock, $.50 Par Value	27,157,875
Class A Common Stock, $.50 Par Value	5,597,520

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	December 31, 2002
	(In Thousands, Except Share Data)
ASSETS
Cash	$5,456	$96
Accounts Receivable (net of allowances of $1,306 in 2003 and $1,195 in 2002)	25,475	26,973
Rental Merchandise	488,824	470,225
Less: Accumulated Depreciation	(169,346)	(152,938)
	319,478	317,287
Property, Plant and Equipment, Net	93,500	87,094
Goodwill and Other Intangibles, Net	52,069	25,985
Prepaid Expenses and Other Assets	26,368	26,213

Total Assets	$522,346	$483,648

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$65,457	$64,131
Dividends Payable		434
Deferred Income Taxes Payable	66,893	50,517
Customer Deposits and Advance Payments	14,443	14,756
Credit Facilities	65,792	73,265
Total Liabilities	212,585	203,103

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 29,993,475 at September 30, 2003 and 29,993,805 at December 31, 2002	14,997	14,997
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 8,042,602 at September 30, 2003 and 8,042,641 at December 31, 2002	4,021	4,021
Additional Paid-in Capital	88,143	87,502
Retained Earnings	243,314	217,589
Accumulated Other Comprehensive Loss	(402)	(1,868)
	350,073	322,241

Less: Treasury Shares at Cost,
Common Stock, 2,844,225 Shares at September 30, 2003 and 3,018,705 Shares at December 31, 2002	(24,408)	(25,792)
Class A Common Stock, 2,445,082 Shares at September 30, 2003 and December 31, 2002	(15,904)	(15,904)
Total Shareholders’ Equity	309,761	280,545

Total Liabilities & Shareholders’ Equity	$522,346	$483,648

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$141,405	$115,369	$403,861	$341,514
Retail Sales	15,672	17,623	54,318	48,788
Non-Retail Sales	25,499	19,805	81,926	61,069
Other	5,830	5,041	17,302	14,292
	188,406	157,838	557,407	465,663
COSTS AND EXPENSES:
Retail Cost of Sales	11,900	13,079	40,146	35,845
Non-Retail Cost of Sales	23,571	18,376	76,050	56,552
Operating Expenses	88,111	73,184	252,607	217,972
Depreciation of Rental Merchandise	49,630	41,394	142,536	121,130
Interest	1,461	1,136	4,522	3,372
	174,673	147,169	515,861	434,871

EARNINGS BEFORE TAXES	13,733	10,669	41,546	30,792

INCOME TAXES	5,082	3,948	15,386	11,454

NET EARNINGS	$8,651	$6,721	$26,160	$19,338

EARNINGS PER SHARE	$.26	$.21	$80	$.62

EARNINGS PER SHARE ASSUMING DILUTION	$.26	$.20	$.79	$.61

CASH DIVIDENDS DECLARED PER SHARE
Common Stock	$—	$—	$.013	$.013
Class A Common Stock	—	—	.013	.013

WEIGHTED AVERAGE SHARES OUTSTANDING	32,718	32,484	32,603	30,971

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	33,424	32,970	33,152	31,448

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$26,160	$19,338
Depreciation and Amortization	156,643	133,246
Deferred Income Taxes	16,376	13,911
Change in Accounts Payable and Accrued Expenses	2,315	(7,440)
Change in Accounts Receivable	1,498	2,774
Other Changes, Net	(210)	(1,038)
Cash Provided by Operating Activities	202,782	160,791

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(24,672)	(27,375)
Book Value of Property Retired or Sold	4,214	11,069
Additions to Rental Merchandise	(250,675)	(231,136)
Book Value of Rental Merchandise Sold	120,428	96,873
Contracts and Other Assets Acquired	(40,399)	(10,832)
Cash Used by Investing Activities	(191,104)	(161,401)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	35,923	64,417
Repayments on Credit Facilities	(43,396)	(132,514)
Increase in Other Debt	—	55,827
Proceeds from Stock Offering	—	34,328
Dividends Paid	(923)	(798)
Acquisition of Treasury Stock	—	(1,667)
Issuance of Stock Under Stock Option Plans	2,078	1,346
Cash (Used) Provided by Financing Activities	(6,318)	20,939

Increase in Cash	5,360	20,329
Cash at Beginning of Period	96	93
Cash at End of Period	$5,456	$20,422

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statements of Earnings for the quarters and nine months ended, and the Consolidated Statements of Cash Flows for the nine months ended, September 30, 2003 and 2002, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and for all periods presented have been made.

On July 21, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares were distributed on August 15, 2003 to shareholders of record as of the close of business on August 1, 2003.  All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Critical Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2002 Annual Report on Form 10-K.  Rental merchandise adjustments for the three-month periods ended September 30 were $3.3 million in 2003 and $2.8 million in 2002.  Rental merchandise adjustments for the nine-month periods ended September 30 were $9.1 million in 2003 and $7.1 million in 2002.  These charges are recorded as a component of operating expenses.

Goodwill and Other Intangibles

During 2003, the Company has recorded $26.1 million in goodwill and other intangibles in connection with a series of acquisitions of sales and lease ownership businesses.  The aggregate purchase price for these asset acquisitions totaled approximately $40.4 million, and the principal tangible assets acquired consisted of rental merchandise inventories and certain fixtures and equipment.  The Company expects a portion of the excess purchase price over the assets acquired will be allocated to the value of certain customer relationships.  However, the purchase price allocation is tentative and preliminary and will be completed prior to December 31, 2003.  The results of operations of the acquired businesses are included in the Company's results of operations from the dates of acquisition and are not significant.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the Company’s Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the nine months ended September 30, 2003.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the three-month periods ended September 30, 2003 and 2002 approximated $9,327,000 and $6,325,000, respectively.  Comprehensive income for the nine-month periods ended September 30, 2003 and 2002 approximated $27,626,000 and $18,916,000, respectively.

Note D – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002

Revenues From External Customers:
Sales & Lease Ownership	$155,203	$122,941	$456,788	$358,472
Rent-to-Rent	26,869	29,245	82,912	92,624
Franchise	4,849	4,282	14,205	12,286
Other	1,066	1,221	3,295	3,669
Manufacturing	13,644	11,065	44,708	40,795
Elimination of Intersegment Revenues	(13,776)	(11,164)	(44,955)	(40,912)
Cash to Accrual Adjustments	551	248	454	(1,271)
Total Revenues from External Customers	$188,406	$157,838	$557,407	$465,663

Earnings Before Income Taxes:
Sales & Lease Ownership	$9,568	$6,748	$30,570	$22,012
Rent-to-Rent	1,122	1,607	4,647	7,000
Franchise	3,388	2,923	10,040	8,084
Other	(340)	(1,151)	(1,146)	(4,959)
Manufacturing	377	70	1,027	775
Earnings Before Income Taxes for Reportable Segments	14,115	10,197	45,138	32,912
Elimination of Intersegment Profit	(290)	(28)	(1,898)	(612)
Cash to Accrual and Other Adjustments	(92)	500	(1,694)	(1,508)
Total Earnings Before Income Taxes	$13,733	$10,669	$41,546	$30,792

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

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•                  A predetermined amount of approximately 2.3% in 2003 and 2.2% in 2002 of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•                  Accruals related to store closures and rent payments related to closed stores are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

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

Note E – Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(APB 25) and related interpretations, which measure compensation cost using the intrinsic value method of accounting for stock options.  Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).  If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS 123, net earnings would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share)	2003	2002	2003	2002

Net Earnings - As Reported	$8,651	$6,721	$26,160	$19,338
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(319)	(287)	(944)	(833)
Net Earnings - Pro Forma	$8,332	$6,434	$25,216	$18,505

Basic Earnings Per Share - As Reported	$.26	$.21	$.80	$.62

Basic Earnings Per Share - Pro Forma	.25	.20	.77	.60

Diluted Earnings Per Share - As Reported	$.26	$.20	$.79	$.61

Diluted Earnings per share - Pro Forma	.25	.20	.76	.59

Note F – Adoption of New Accounting Principles

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003.  Such adoption had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, (APB 28) to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. SFAS 148’s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under SFAS 148 have been included in Note E.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  The Company has not entered into transactions with, created, or acquired significant potential variable interest entities subsequent to that date.  For interests in variable interest entities arising prior to February 1, 2003, the Company must apply the provisions of FIN 46 as of December 31, 2003.  The Company is presently evaluating whether certain independent franchisees, as discussed in Note G, are variable interest entities, and, if so, if the Company is a significant or primary beneficiary resulting from the related debt guarantees.  In addition, as discussed in Note E of the Company’s 2002 Annual Report on Form 10-K, the Company has certain capital leases with partnerships controlled by related parties of the Company.  The Company is in the process of evaluating whether these partnerships are variable interest entities and whether the Company is the primary beneficiary under the capital leases. The Company has concluded that the accounting and reporting of its construction and lease facility (see Note G in the Company’s 2002 Annual Report on Form 10-K) will not be affected by the adoption of FIN 46.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company does receive cash consideration from vendors subject to the provisions of EITF 02-16. EITF 02-16 is effective for fiscal periods beginning after December 15, 2002. The Company adopted EITF 02-16 as of January 1, 2003.  Such adoption did not have a material effect on the Company’s financial statements since substantially all cooperative advertising consideration received from vendors represents a reimbursement of specific identifiable and incremental costs incurred in selling the vendors’ products.  Separately, the Company receives certain volume rebates that are unrelated to cooperative advertising.  While not significant to the Company’s financial position or results of operations, the majority of such consideration has always been accounted for as a component of inventory cost.

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2003, the portion that we might be obligated to repay in the event our franchisees defaulted was approximately $63.7 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

We have no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2002 Annual Report on Form 10-K for further information.

Independent Accountants’ Review Report

To the Board of Directors of Aaron Rents, Inc.

We have reviewed the accompanying consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of September 30, 2003, and the related statements of earnings for the three- and nine-month periods ended September 30, 2003 and 2002, and the related statements of cash flows for the nine months ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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
November 10, 2003

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and nine months ended September 30, 2003, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three months ended September 30, 2003 versus three months ended September 30, 2002

Revenues

Total revenues for the third quarter of 2003 increased $30.6 million to $188.4 million compared to $157.8 million in the comparable period in 2002, a 19% increase.  The increase was due mainly to a $26.0 million, or 23%, increase in rentals and fees revenues, plus a $5.7 million, or 29%, increase in non-retail sales.  Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $27.1 million increase from our sales and lease ownership division, which had an average increase of 9.8% in same store revenues for the third quarter of 2003 and added 113 Company-operated stores since the beginning of the third quarter 2002. The growth in our sales and lease ownership division was offset by a $1.1 million decrease in rental revenues in our rent-to-rent division. The decrease in rent-to-rent division revenues is primarily the result of a decline in same store revenues as well as a net reduction of nine stores since the beginning of the third quarter of 2002.

Revenues from retail sales decreased $2.0 million to $15.7 million in the third quarter of 2003 from $17.6 million in the comparable period in 2002, an 11% decrease, due to decreases of $0.7 million in the sales and lease ownership division and $1.2 million in our rent-to-rent division.  Retail sales represent sales of both new and rental return merchandise. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 29% to $25.5 million in the third quarter of 2003 from $19.8 million in the comparable period in 2002. The increase in non-retail sales reflects the growth of our franchise operations.

Other revenues, which includes franchise fee and royalty income and other miscellaneous revenues, for the quarter ended September 30, 2003 increased $0.8 million to $5.8 million compared with $5.0 million in 2002, a 16% increase.  This increase was attributable to franchise fee and royalty income increasing $0.5 million, or 13%, to $4.8 million compared with $4.3 million in the third quarter of 2002, reflecting the net addition of 26 franchised stores since the beginning of the third quarter 2002 and improved operating revenues at older franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $32.3 million to $155.2 million in the third quarter of 2003 compared with $122.9 million for the comparable period in 2002, a 26% increase.  This increase was attributable to same store revenue growth and the store additions described above. Rent-to-rent division revenues for the three months ended September 30, 2003 decreased 8% to $26.9 million from $29.2 million for the comparable period in 2002, due primarily to the same store revenue decline and closure of under-performing stores as previously described.

Cost of Sales

Cost of sales from retail sales decreased $1.2 million, or 9%, to $11.9 million in the third quarter of 2003 compared to $13.1 million for the comparable period in 2002, and as a percentage of sales, increased to 75.9% from 74.2%. The increase in retail cost of sales as a percentage of sales was primarily due to lower margins on certain retail sales. Cost of sales from non-retail sales increased $5.2 million to $23.6 million in the third quarter of 2003 from $18.4 million in the third quarter of 2002.  As a percentage of sales, non-retail cost of sales decreased to 92.4% from 92.8%.  The increased margins on non-retail sales were primarily the result of higher margins on certain products sold to franchisees.

Expenses

Operating expenses in the third quarter of 2003 increased $14.9 million to $88.1 million from $73.2 million for the comparable period in 2002, a 20% increase.  As a percentage of total revenues, operating expenses were 46.8% for the three months ended September 30, 2003 and 46.4% for the comparable period in 2002. Operating expenses increased as a percentage of total revenues in 2003, primarily due to declining revenues in the rent-to-rent division.

Depreciation of rental merchandise increased $8.2 million to $49.6 million in the third quarter of 2003 from $41.4 million during the comparable period in 2002, a 20% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 35.1% from 35.9% from quarter to quarter. The decrease as a percentage of rentals and fees reflects an improvement in rental margins, partially offset by increased depreciation expense as a result of a larger number of shorter term leases in the third quarter of 2003 compared to third quarter 2002.

Interest expense increased $0.3 million to $1.5 million for the quarter ended September 30, 2003 compared with $1.1 million in 2002, a 29% increase.  As a percentage of total revenues, interest expense increased to 0.8% in the third quarter of 2003 from 0.7% in the comparable period in 2002.  The increase in interest expense as a percentage of total revenues is primarily due to a higher long-term average debt balance during the quarter in 2003 arising from the Company’s August 2002 private debt placement.

Income tax expense increased $1.1 million to $5.1 million in the third quarter of 2003 compared with $3.9 million in 2002, representing a 29% increase due to higher pre-tax earnings.  Aaron Rents’ effective tax rate was 37.0% in both the third quarter of 2003 and 2002.

Net Earnings

As a result, net earnings increased $1.9 million to $8.7 million for the third quarter of 2003 compared with $6.7 million for the same period last year, representing a 29% increase. As a percentage of total revenues, net earnings were 4.6% in 2003 and 4.3% in 2002. The increase in net earnings was primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, a 9.8% increase in same store revenues, and a 13% increase in franchise fee and royalty income.

Nine months ended September 30, 2003 versus nine months ended September 30, 2002

Revenues

Total revenues for the first nine months of 2003 increased $91.7 million to $557.4 million compared to $465.7 million in the comparable period in 2002, a 20% increase.  The increase was due mainly to a $62.3 million, or 18%, increase in rentals and fees revenues, plus a $20.9 million, or 34%, increase in non-retail sales.  Our rentals and fees revenues include all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term of the rental agreements. The increase in rentals and fees revenues was attributable to a $68.1 million increase from our sales and lease ownership division, which had an average increase of 11.7% in same store revenues for the first nine months of 2003 and added 113 Company-operated stores since the beginning of the third quarter 2002.  The growth in our sales and lease ownership division was offset by a $5.8 million decrease in rental revenues in our rent-to-rent division.  The decrease in rent-to-rent division revenues is primarily the result of a decline in same store revenues as well as a net reduction of nine stores since the beginning of the third quarter of 2002.

Revenues from retail sales increased $5.5 million to $54.3 million in the first nine months of 2003 from $48.8 million in the comparable period in 2002, an increase of 11%, due to an increase of $9.5 million in the sales and lease ownership division offset by a decrease of $3.9 million in our rent-to-rent division.  Retail sales represent sales of both new and rental return merchandise. Non-retail sales, which primarily represent merchandise sold to our franchisees, increased 34% to $81.9 million in the third quarter of 2003 from $61.1 million in the comparable period in 2002. The increase in non-retail sales reflects the growth of our franchise operations.

Other revenues, which includes franchise fee and royalty income and other miscellaneous revenues, for the nine months ended September 30, 2003 increased $3.0 million to $17.3 million compared with $14.3 million in 2002, a 21% increase.  This increase was attributable to franchise fee and royalty income increasing $2.0 million, or 16%, to $14.2 million compared with $12.2 million in the first nine months of 2002, reflecting the net addition of 26 franchised stores since the beginning of the third quarter 2002 and improved operating revenues at older franchised stores.

With respect to our major operating units, revenues for our sales and lease ownership division increased $98.3 million to $456.8 million in the nine months ended September 30, 2003 compared with $358.5 million for the comparable period in 2002, a 27% increase.  This increase was attributable to same store revenue growth and the store additions described above. Rent-to-rent division revenues for the nine months ended September 30, 2003 decreased 10% to $82.9 million from $92.6 million for the comparable period in 2002, due primarily to the same store revenue decline and closure of under-performing stores as previously described.

Cost of Sales

Cost of sales from retail sales increased $4.3 million, or 12%, to $40.1 million in the first nine months of 2003 compared to $35.8 million for the comparable period in 2002, and as a percentage of sales, increased to 73.9% from 73.5%. The increase in retail cost of sales as a percentage of sales was primarily due to lower margins on certain retail sales partially offset by increased margins in Company-operated sales and lease ownership stores. Cost of sales from non-retail sales increased $19.5 million to $76.1 million in the nine months ended September 30, 2003 from $56.6 million in the comparable period in 2002, and as a percentage of sales, increased to 92.8% from 92.6%.  The decreased margins on non-retail sales were primarily the result of lower margins on certain products sold to franchisees.

Expenses

Operating expenses in the nine months ended September 30, 2003 increased $34.6 million to $252.6 million from $218.0 million for the comparable period in 2002, a 16% increase.  As a percentage of total revenues, operating expenses were 45.3% for the nine months ended September 30, 2003 and 46.8% for the comparable period in 2002. Operating expenses decreased in 2003 as a percentage of total revenues primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, and an 11.7% average increase in same store revenues.

Depreciation of rental merchandise increased $21.4 million to $142.5 million in the first nine months of 2003 from $121.1 million during the comparable period in 2002, an 18% increase.  As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 35.3% from 35.5% from period to period.  The decrease as a percentage of rentals and fees reflects an improvement in rental margins, partially offset by increased depreciation expense as a result of a larger number of shorter term leases in 2003.

Interest expense increased $1.2 million to $4.5 million for the nine months ended September 30, 2003 compared with $3.4 million in 2002, a 34% increase.  As a percentage of total revenues, interest expense increased to 0.8% in the first nine months of 2003 from 0.7% in the comparable period in 2002. The increase in interest expense as a percentage of total revenues was primarily due to a higher long-term average debt balance during 2003 arising from the Company’s August 2002 private debt placement.

Income tax expense increased $3.9 million to $15.4 million in the first nine months of 2003 compared with $11.5 million in 2002, representing a 34% increase due to higher pre-tax earnings.  Aaron Rents’ effective tax rate was 37.0% in the nine months ended September 30, 2003 compared with 37.2% in the comparable period of 2002, primarily due to lower non-deductible expenses.

Net Earnings

As a result, net earnings increased $6.8 million to $26.2 million for the first nine months of 2003 compared with $19.3 million for the same period last year, representing a 35% increase.  As a percentage of total revenues, net earnings were 4.7% in 2003 and 4.2% in 2002. The increase in net earnings was primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, an 11.7% average increase in same store revenues, and a 16% increase in franchise fee and royalty income

Balance Sheet

Cash. The Company’s cash balance increased $5.4 million to $5.5 million at September 30, 2003 compared with $96,000 at December 31, 2002.  The increase in cash is the result of the Company using excess cash in the prior year to pay down its revolving credit line.  The remaining credit facilities are fixed rate obligations with set payment dates.

Deferred Income Taxes. The increase of $16.4 million in deferred income taxes payable from December 31, 2002 to September 30, 2003 is primarily the result of March 2002 tax law changes, effective September 2001, that allow accelerated depreciation of rental merchandise for tax purposes.  Additional tax law changes effective May 2003 increased the allowable acceleration and extended the life of the March 2002 changes.

Credit Facilities. The reduction in credit facilities of $7.5 million from December 31, 2002 to September 30, 2003 is primarily the result of the Company paying down its revolving debt to a zero balance in the first quarter of 2003.

Goodwill and Other Intangibles.  The increase of $26.1 million from December 31, 2002 to September 30, 2003 is the result of a series of acquisitions of sales and lease ownership businesses.  The aggregate purchase price for these asset acquisitions totaled approximately $40.4 million, and the principal tangible assets acquired consisted of rental merchandise inventories and certain fixtures and equipment.

Liquidity and Capital Resources

General

Cash flows from operations for the nine months ended September 30, 2003 and 2002 were $202.8 million and $160.8 million, respectively.  Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  cash flow from operations

•                  bank credit

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At September 30, 2003, no amounts were outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance decreased by approximately $7.5 million in the first nine months of 2003. The decline in borrowings is primarily attributable to cash generated from operating activities of $202.8 million.  We use interest rate swap agreements as part of our overall long-term financing program. Aaron Rents also has $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2004.

Aaron Rents’ revolving credit agreement, senior unsecured notes, the construction and lease facility, and the franchisee loan program discussed below contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. Aaron Rents was complying with all these covenants at September 30, 2003.

As of September 30, 2003, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

During the quarter ended June 30, 2003, Aaron Rents increased the authorized number of shares of Common Stock by 25 million shares for a total of 50 million shares.  The purpose of increasing the number of shares of authorized Common Stock is to give the Company greater flexibility in connection with its capital structure, possible future financing requirements, potential acquisitions, employee compensation and other corporate matters.

Aaron Rents has paid dividends for 16 consecutive years. A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2003 and July 2003.  In addition, a 3-for-2 stock split effected in the form of a 50% stock dividend was distributed in August 2003, for a total fiscal year cash outlay of $923,000.  Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at September 30, 2003 was approximately $24.8 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.35%. The lease facility contains residual value guarantee and default guarantee provisions. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.8 million, respectively, at September 30, 2003.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2015. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2003 including leases under our construction and lease facility described above are as follows: $9.2 million in 2003; $30.7 million in 2004; $21.8 million in 2005; $13.9 million in 2006; $7.5 million in 2007; and $7.8 million thereafter.

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

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of September 30, 2003:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Credit Facilities, Including Capital Leases	$65,792	$383	$10,878	$21,199	$33,332
Operating Leases	118,608	36,758	52,591	21,427	7,832
Total Contractual Cash Obligations	$184,400	$37,141	$63,469	$42,626	$41,164

Franchise and Residual Value Guaranty. The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of September 30, 2003:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$63,700	$63,700	$—	$—	$—
Residual Value Guarantee Under Operating Leases	21,100	—	—	21,100	—
Total Commercial Commitments	$84,800	$63,700	$—	$21,100	$—

Market Risk

Aaron Rents manages its exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change, and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe minimizes to a large extent the risk of counterparty default.

At September 30, 2003, we had swap agreements with total notional principal amounts of $40 million which effectively fixed the interest rates on obligations in the notional amount of $28 million of debt under our variable payment construction and lease facility and other debt at an average rate of 7.75%, as follows: $20 million at an average rate of 7.75% until November 2003; and an additional $20 million at an average rate of 7.60% until June 2005.  In 2002, we reassigned approximately $28 million of notional amount of swaps to the variable payment obligations under our construction and lease facility and other debt as described above. Certain of these swaps have since expired. Since August 2002, fixed rate swap agreements in the notional amount of $32 million were not being utilized as a hedge of variable obligations, and accordingly, changes in the valuation of such swap agreements are recorded directly to earnings.  Certain of these swaps have since expired as well.  The fair value of interest rate swap agreements was a liability of approximately $2.0 million at September 30, 2003. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.

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

(b) Reports on Form 8-K:

On July 30, 2003, we furnished on Form 8-K under Items 9 and 7 the press release entitled “Same Store Revenues Up 11.3%; Earnings Up 31%” relating to the results of our second fiscal quarter ended June 30, 2003.

On October 28, 2003, we furnished on Form 8-K under Items 12 and 7 the press release entitled “Aaron Rents, Inc. Reports Record Results For Third Quarter” relating to the results of our third fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – November 12, 2003	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – November 12, 2003		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller