Form 10-K
period 2003-12-31
AARON RENTS INC
filed 2004-03-15
CIK 706688

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED December 31, 2003	COMMISSION FILE NO. 0-12385

AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0687630 (I.R.S. Employer Identification No.)
309 E. PACES FERRY ROAD, N.E. ATLANTA, GEORGIA (Address of principal executive offices)	30305-2377 (Zip Code)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing sale prices of the registrant's common shares as reported by the New York Stock Exchange on such date: $441,668,125. See Item 12.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	SHARES OUTSTANDING AS OF MARCH 10, 2004
Common Stock, $.50 Par Value	27,469,165
Class A Common Stock, $.50 Par Value	5,597,520

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Part II of this Form 10-K.

        Portions of the registrant's definitive Proxy Statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1. BUSINESS

General

        Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances, and accessories, with 847 systemwide stores, which includes both our company-operated and franchised stores, in 43 states, Puerto Rico and Canada as of December 31, 2003. Our major operating divisions are the Aaron's Sales & Lease Ownership division, the Aaron Rents' Rent-to-Rent division, and the MacTavish Furniture Industries division, which supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business, through opening new company-operated stores, expanding our franchise program, and making selective opportunistic acquisitions

        At December 31, 2003, we had 787 sales and lease ownership stores, including 500 company-operated stores in 26 states and 287 franchised stores in 39 states, Puerto Rico and Canada. There were also 60 rent-to-rent stores in our rent-to-rent division in 14 states at December 31, 2003. Revenues from our sales and lease ownership division (which includes franchise revenues) accounted for 86%, 81%, and 72% of our total revenues in 2003, 2002, and 2001, respectively.

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

        We have added 136 company-operated and 78 franchised sales and lease ownership stores since the beginning of 2002. We estimate that we will open approximately 80 company-operated and approximately 60 franchised sales and lease ownership stores in 2004, as well as seek selective acquisitions.

        Aaron Rents' Rent-to-Rent.    Our rent-to-rent division rents new and rental return merchandise to individuals and businesses, with a focus on renting residential and office furniture to business customers. We have been in the rent-to-rent business for over 48 years and believe we are the second largest furniture rent-to-rent company in the United States. The rent-to-rent business continued to experience a decline in 2003 due to a weak economy and reduced corporate spending. In response, we have reduced our rent-to-rent store count by 15 stores since the beginning of 2002 and took other steps to improve this division's profitability. Our rent-to-rent division remains an important source of net earnings and cash flow to us.

        Business customers, who represent an increasing portion of rental customers, rent residential furniture in order to provide furnishings for relocated employees or those on temporary assignment. Business customers also enter into rental agreements for office furniture to meet seasonal, temporary or start-up needs.

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

Industry Overview

  The Rent-to-Own Industry

        The rent-to-own industry is a growing segment of the retail industry that offers an alternative to traditional methods of obtaining furniture, electronics and appliances. According to industry sources, there are approximately 8,300 rent-to-own stores in the United States. Annual industry-wide revenues are believed to be approximately $6.0 billion.

        In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly rental payments. The customer may cancel the agreement at any time by returning the merchandise to the store, with no further rental obligation. If the customer rents the item to the full term, he obtains ownership of the item, though he can choose to buy it at any time.

        The rent-to-own concept is particularly popular with consumers who cannot pay the full purchase price for merchandise at once or who lack the credit to qualify under conventional financing programs. It is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise, or want to try out a particular brand or model before buying it.

  Aaron's Sales and Lease Ownership versus Traditional Rent-to-Own

        We believe that our sales and lease ownership model is unique. By providing customers with the option either to purchase or lease merchandise with the opportunity to obtain ownership, we blend elements of rent-to-own and traditional retailing. We enable cash or credit-constrained customers to obtain quality-of-life enhancing merchandise that they otherwise might not be able to afford without incurring additional debt or long-term obligations. In addition to these core customers, our concept is also popular with consumers who have only a temporary need for the merchandise or want to try out a particular brand or model before buying it. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower to middle income consumers than a typical rent-to-own business or the more traditional method of credit installment sales.

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

  •
  Fewer payments—our typical plan offers semi-monthly or monthly payments versus an industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.

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

        The rent-to-rent industry serves both individual and business customers who generally have immediate, temporary needs for residential or office merchandise but who usually do not seek to own the merchandise. Residential merchandise is rented to:

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

Operating Strategies

        Aaron Rents seeks to enhance profitability through operating strategies that differentiate us from our competitors and improve efficiencies by striving to:

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

  •
  Offer high levels of customer service and satisfaction. We foster relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. Aaron Rents demonstrates its commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program designed to enhance the customer relations skills of our employees that we call Aaron's University, and a 13-course curriculum for both company-operated and franchised store managers.

  •
  Promote our brand name. Our marketing programs target the prime customer base for our products, such as our "Dream Products" merchandise, which we advertise through our "Drive Dreams Home" sponsorship of NASCAR championship racing. Sponsorship of other sporting events also reaches this market. We typically distribute mass mailings of promotional material every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year. We currently mail about 16 million flyers monthly nationwide. In concentrated geographic markets, and for special promotions, we also utilize local television and radio advertising.

  •
  Capitalize on our existing rent-to-rent business. We strive to increase revenues in our existing rent-to-rent stores, particularly in the business sector, while managing that division's costs and expenses to make best use of its net earnings and cash flow for the development of our higher-growth operations. We believe that our ability to deliver furniture and equipment to our business customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to effect delivery. In addition, we locate warehouses next to each showroom, permitting store managers to exercise greater control over inventory, merchandise condition and pickup and deliveries. This results in more efficient and consistent service for the customer. The rent-to-rent business continued to experience a decline in 2003 due to the weak economy and ongoing reduced corporate spending. Nevertheless, we believe that our rent-to-rent business will continue to provide us with cash flow to finance a portion of the planned expansion of the sales and lease ownership division. In addition, we believe that as the economy rebounds there may be growth opportunities in the rent-to-rent market, particularly in the business sector.

  •
  Manage merchandise through our manufacturing and distribution capabilities. We believe that our furniture manufacturing operations and network of 11 distribution centers at December 31, 2003 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, styling, durability and quantity of a substantial portion of our rental furniture merchandise, and provides us a reliable source of rental furniture. Our distribution system allows us to deliver merchandise promptly to our stores and manage inventory levels more efficiently. We opened our 12th distribution center in January 2004 and plan to open several more distribution centers in 2004.

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

Growth Strategies

        We seek to increase our revenues and profitability through our growth strategies. Our growth strategies are to:

  •
  Open additional company-operated sales and lease ownership stores. Our strategy is to open sales and lease ownership stores in existing and selected new geographic markets where we can cluster stores to realize the benefits of economies of scale in marketing and distribution and other operating efficiencies. In accordance with this strategy we added 88 store locations in 2003.

  •
  Increase revenues and net earnings from existing sales and lease ownership stores. We experienced same store revenue growth of 10.1% in 2003, 13.0% in 2002, and 7.7% in 2001. We expect revenues and net earnings to continue to grow as a large number of stores opened in the past few years mature.

  •
  Seek acquisitions in both new and existing sales and lease ownership markets. We will continue to explore acquisitions of other rent-to-own operations as another way to increase our growth. In 2003, we acquired 98 sales and lease ownership locations through acquisition. Some of these locations were subsequently merged with existing locations.

  •
  Award additional sales and lease ownership franchises. We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the larger number of systemwide sales and lease ownership stores enables us and our franchisees to realize economies of scale in purchasing, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties also represent a growing source of company revenues. In 2003 we added 55 franchise locations and had a pipeline at year-end 2003 of 241 stores scheduled to open over the next few years.

Operating Divisions

  Sales and Lease Ownership

        We established our Aaron's Sales & Lease Ownership division in 1987. At December 31, 2003, we had 500 company-operated sales and lease ownership stores in 26 states and Puerto Rico and 287 franchised sales and lease ownership stores in 39 states and Canada. We believe that the decline in the number of furniture stores that focus on credit installment sales to lower to middle income consumers has created a market opportunity for us to offer our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the rental market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises over 40% of all households in the United States and that the needs of consumers in that segment generally are underserved.

        We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising selection and store layout, pricing, and agreement terms for the customers we want to attract. We believe that these features create a store and sales and lease ownership concept that is significantly different from the operations of rent-to-own stores, our traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

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

        We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by rent-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by home furnishings retailers who finance merchandise. Approximately 75% of our sales and lease ownership agreements are monthly as compared to the industry standard of weekly agreements, and our agreements also usually provide for a shorter term until the customer obtains ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. Merchandise from the agreements that do not go to term is either re-rented or sold. We also offer, for selected merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

  Sales and Lease Ownership Franchise Program

        We began franchising Aaron's Sales & Lease Ownership stores in selected markets in 1992, and have continued to attract franchisees. We do not anticipate that franchised stores will compete with company-operated stores, as we mainly award franchises in markets where we are not present and have no current plans to expand. As of December 31, 2003, we have 287 franchise stores open and area development agreements with franchisees to open 241 stores in the future. We believe that our relations with our franchisees are good.

        Franchisees are approved on the basis of the applicant's business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although many franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.

        We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores. Under our current standard agreement, we require the franchisee to pay a franchise fee of $35,000 per store. Agreements are for a term of 10 years, with one 10-year renewal option, and require royalty payments to us of 5% of the franchisee's weekly cash collections. For all franchise agreements entered into or renewed after December 31, 2002 the royalty payments increased to 6%.

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

        We have an arrangement with a syndicate of banks to provide financing to qualifying franchisees to assist with establishing and operating their stores. An inventory financing plan to provide franchisees with the capital to purchase inventory is a primary component of the financing program. For qualified established franchisees, we have arranged for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. We guarantee amounts outstanding under the franchisee financing programs.

        All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees in general are not required to purchase their rental merchandise from our distribution centers, although most do so in order to take advantage of bulk purchasing discounts and favorable delivery terms. Several franchisees also purchase their rental furniture directly from our MacTavish Furniture Industries division.

        We conduct a financial audit of our franchise stores every six to 12 months and also conduct regular operational audits—generally visiting each franchise store almost as often as we visit our company-operated stores. In addition, our proprietary management information system links each franchised store to corporate headquarters.

  Rent-to-Rent

        We have been in the rent-to-rent business for over 48 years and are the second largest furniture rent-to-rent company in the United States. Our rent-to-rent business accounted for approximately 14% of total revenues for 2003, 19% for 2002, and 27% for 2001. We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers. As of December 31, 2003, we operated 60 rent-to-rent stores in 14 states.

        Our typical rent-to-rent store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Each residential showroom features attractive displays of dining room, living room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. We believe that locating a warehouse next to each showroom permits store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries, resulting in more efficient and consistent service for the customer.

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

  Furniture Manufacturing

        We believe that our manufacturing capability gives us a strategic advantage over our competitors by enabling us to control the quality, cost, timing, styling, durability and quantity of our furniture rental products. As the only major furniture rental company that manufactures its own furniture, we believe that our 673,000 square feet of manufacturing facilities provide us more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are dependent upon third party suppliers.

        Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has five furniture manufacturing plants, three bedding manufacturing facilities and two lamp manufacturing facilities that supply nearly one-half of the furniture and accessories we rent or sell. We believe our manufacturing plants have the capacity to meet our needs for the foreseeable future.

        Our MacTavish Furniture Industries division manufactures:

  •
  upholstered living-room furniture, including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers

  •
  bedding, including standard sizes of mattresses and box springs

  •
  office furniture, including desks, credenzas, conference tables, bookcases and chairs

  •
  designer lamps, tables and accessories, which we also manufacture for selected national and regional retailers

        MacTavish has designed special features for the furniture it manufactures which we believe make its furniture less expensive to produce, more durable and better equipped for frequent transportation than furniture purchased from third parties. These features include:

  •
  standardization of components

  •
  reduction of parts and features susceptible to wear or damage

  •
  more resilient foam

  •
  durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value

  •
  devices that allow sofas to stand on end for easier and more efficient transport

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

Marketing and Advertising

        In our sales and lease ownership operations, we rely heavily on national and local television advertising, direct mail and direct delivery of promotional materials. We focus our television advertising on our successful "Dream Products" program. This program features "dream" products such as wide screen televisions, computers, stainless steel refrigerators, top brand name washers and dryers, scooters and lawn tractors. To help promote the Dream Products program we continued our relationship with NASCAR, which reaches a prime audience in our targeted demographic. We promote our brand, as well as our vendors' products, by sponsoring a NASCAR Busch Series at the Atlanta Motor Speedway. The race is titled Aaron's 312, promoting our three reasons to obtain merchandise and our unique 12-month lease ownership plan. We also sponsor the Aaron's Dream Weekend at Talladega Superspeedway consisting of the Aaron's 312 NASCAR Busch Series Race and the Aaron's 499 NASCAR Nextel Cup Series Race. We have continued our sponsorship of driver Michael Waltrip's #99 Aaron's Dream Machine in the Busch Series. In addition, we are a league sponsor in the Arena Football League broadcast nationally on NBC. This agreement includes uniform patches on all visiting teams' jerseys and local promotions through out the country. Football oriented commercials have been produced to air during the Arena Football League broadcast, featuring hall of fame football personality Terry Bradshaw.

        Sales and lease ownership stores are located within neighborhood communities, and mass mailings of promotional material are typically distributed every two weeks. The goal is to reach households within a specified radius of each store at least 24 times per year—or about 16 million flyers currently mailed monthly nationwide. In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination. In concentrated geographic markets, and for special promotions, we also utilize local television and radio advertising.

        We market our rent-to-rent operations through outside sales staff to local apartment communities, calling on leasing agents, resident managers, and property managers. This group heavily influences individual referral business as well as corporate relocation professionals. We also market to interim housing providers that offer temporary housing to corporations that relocate personnel around the country. We have regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrents.com; www.aaronrentsfurniture.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10-K) to reach customers. In addition to advertising specific vendor products, we believe this advertising increases Aaron Rents' brand recognition.

Store Operations

  Management

        Our Aaron's Sales & Lease Ownership division has five vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. Our rent-to-rent division is organized geographically into two regions, each supervised by a vice president. Presidents manage the sales and lease ownership and rent-to-rent divisions.

        Stores are directly supervised by 37 sales and lease ownership regional managers and 6 rent-to-rent regional managers. At the individual store level, the store manager is responsible for:

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

        Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 2.5%, 1.6%, and 2.7% for the years ended December 31, 2003, 2002, and 2001, respectively. We do not extend credit to sales and lease ownership customers. For the same periods, net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.2%, 2.2%, and 2.5%, respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

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

        Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers' needs. Our Aaron's Sales & Lease Ownership division has nine training facilities where store managers and employees cover all areas of our operations, with a heavy emphasis on customer service. We also have a training program we call Aaron's University designed to provide a uniform customer service experience regardless of the store location or whether it is company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron's University. We have a 22-course curriculum for sales and lease ownership managers. The rent-to-rent division's sales and management training programs have similar training conducted at our Atlanta headquarters. Our policy of promoting from within aids in employee retention and commitment to customer service and other business philosophies, which also allows us to realize greater benefits from our employee training programs.

Purchasing and Distribution

        Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands. In our rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 92% of rent-to-rent revenues for the year ended December 31, 2003.

        The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2003 attributable to different merchandise categories:

Merchandise Category	Percentage of 2003 Revenues
Electronics and appliances	54%
Furniture	35%
Computers	10%
Other	1%

        We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies nearly one-half of the furniture we rent or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.

        Rent-to-rent stores receive merchandise directly from vendors who ship to the stores' attached warehouses. Sales and lease ownership operations utilize distribution centers to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 11 distribution centers located in Auburndale, Florida; Dallas and Sugarland, Texas; Duluth, Georgia; Columbus, Ohio; Baltimore, Maryland; Winston-Salem, North Carolina; Phoenix, Arizona; Carolina, Puerto Rico; Oklahoma City, Oklahoma; and Madison, Tennessee. We opened our 12th distribution center in January 2004 in Magnolia, Mississippi, and plan to open several more distribution centers in 2004. Most of our stores are within a 250-mile radius of a distribution center, assuring timely shipment of supplies to the stores and fast delivery of orders to customers.

        Sales and lease ownership stores typically have smaller warehouses with less merchandise storage space than our rent-to-rent stores. Vendors normally ship directly to the distribution centers.

        We realize freight savings from truckload discounts and more efficient distribution of merchandise by using distribution centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

Competition

        Aaron Rents' businesses are highly competitive. We compete in the rent-to-own and credit retail markets. Our two largest competitors in the rent-to-own market are Rent-A-Center, Inc. and Rent-Way, Inc. We also compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants. We believe that CORT Business Services Corporation is our most significant rent-to-rent competitor.

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

Employees

        At December 31, 2003, Aaron Rents had approximately 5,400 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

Information on Segments and Geographic Areas

        We currently only operate in the United States, Puerto Rico and Canada. Information on our four reportable segments—sales and lease ownership, rent-to-rent, franchise and manufacturing—is set forth in Note L to our Consolidated Financial Statements. See Item 8 of Part II.

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

        Since the beginning of 2002, we added a net of 136 company-operated sales and lease ownership stores. Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called "new store drag." During 2003, we estimate that start-up expenses for new stores reduced our pre-tax earnings by approximately $6 million, or $.19 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.

If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, our profitability may decrease.

        If we are unable to integrate businesses successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management's attention from Aaron Rents' existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

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

        Our rent-to-rent division depends on business customers for a significant percentage of its rental revenues. Because businesses are likely to curb spending during economic downturns, the revenues of our rent-to-rent business may be adversely affected during these periods. Revenues from our rent-to-rent division decreased 9.3% in 2003 compared with 2002 revenues. We cannot be certain that revenues from our rent-to-rent division will increase in the future.

We may not be able to attract qualified franchisees, which may slow the growth of our business.

        Our growth strategy is partially dependent upon our franchisees developing new franchised sales and lease ownership stores. We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into area development agreements for several stores. A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns, or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect our franchisees' ability to obtain adequate capital to develop and operate new stores on time, or at all. Our inability to find qualified franchisees could slow our growth.

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

        In addition to the risk of lawsuits related to the disclosure laws that regulate rent-to-own transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry and the currently applicable laws. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors instead of against us, could result in changes in the way we and others in the industry do business, which may involve significant costs or decreased revenues or profitability.

Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.

        We believe that we have benefited substantially from Mr. Loudermilk's leadership, and that the loss of his services at any time in the near future could adversely affect our business and operations. We are also dependent on the continued services of the rest of our management team, including our key executives. The loss of these individuals without adequate replacement could also adversely affect our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.

        Additionally, we need a growing number of qualified managers to operate our stores successfully. If we were unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

ITEM 2. PROPERTIES

        We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2017. Most of the leases contain renewal options for additional periods ranging from one to fifteen years at rental rates generally adjusted on the basis of the consumer price index or other factors.

        The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, lamp manufacturing facilities and distribution centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Duluth, Georgia	Furniture Manufacturing	23,000
Sun Valley, California	Lamp and Accessory Manufacturing	52,000
Tampa, Florida	Lamp and Accessory Manufacturing	50,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Auburndale, Florida	Sales & Lease Ownership Distribution Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Distribution Center	95,000
Columbus, Ohio	Sales & Lease Ownership Distribution Center	92,000
Dallas, Texas	Sales & Lease Ownership Distribution Center	89,000
Duluth, Georgia	Sales & Lease Ownership Distribution Center	97,000
Sugarland, Texas	Sales & Lease Ownership Distribution Center	104,000
Winston Salem, North Carolina	Sales & Lease Ownership Distribution Center	83,000
Carolina, Puerto Rico	Sales & Lease Ownership Distribution Center	20,000
Madison, Tennessee	Sales & Lease Ownership Distribution Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Distribution Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Distribution Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Distribution Center	68,000

        Our executive and administrative offices occupy approximately 40,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia to accommodate our financial and technology operations. See Note E to our Consolidated Financial Statements. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3. LEGAL PROCEEDINGS

        In June 2003, Aaron Rents settled Kimberly King v. Aaron Rents, Inc. (No. 2001-CA-2277 filed November 9, 2001), previously pending in the Circuit Court for Escambia County, Florida, First District. The plaintiffs in that case alleged violations of the Florida Consumer Collection Practices Act and the Florida Unfair Deceptive Trade Practices Act and asserted related claims. This case has now been concluded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        (a)   The information presented under the caption "Common Stock Market Prices & Dividends" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        (b)   As of March 5, 2004, there were 264 holders of record of the Common Stock and 119 holders of record of the Class A Common Stock.

        (c)   The information presented under the caption "Common Stock Market Prices & Dividends" and under "Note E: Credit Facilities" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference. During the year ended December 31, 2003, the Company paid two semi-annual cash dividends. No assurance can be provided that such dividends will continue.

        (d)   Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

        The information presented under the caption "Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information presented under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note E: Credit Facilities" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors" in the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    An evaluation of Aaron Rents' disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K.

        No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

        Based on management's evaluation the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

        Internal Control Over Financial Reporting.    There were no changes in Aaron Rents' internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company's fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee's 'audit committee financial expert'; and the Company's code of ethics applicable to its chief executive, financial, and accounting officers; is incorporated herein by reference to this item.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003, with respect to director and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company's compensation plans under which our equity securities are authorized for issuance, are incorporated herein by reference to this item.

        For purposes of determining the aggregate market value of the Company's voting and non-voting common stock held by non-affiliates, shares held by all directors and officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003, with respect to related party transactions, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained under the heading "Audit Matters" in the Company's definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.    CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Report of Independent Auditors are incorporated in Item 8 by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2003.

Consolidated Balance Sheets—December 31, 2003 and 2002
Consolidated Statements of Earnings—Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity—Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors

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
3(c)	Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation.
4	See Exhibits 3 (a) through 3 (c).
10(a)
Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 10-Q"), which exhibit is incorporated by this reference. *
10(b)
Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *
10(c)
Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *
10(d)
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
10(i)	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the Company's March 31, 1998 10-Q, which exhibit is incorporated by this reference.
10(j)
Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"), which exhibit is incorporated by this reference.
10(k)
Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"), which exhibit is incorporated by this reference.
10(l)
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the Company's 2000 10-K, which exhibit is incorporated by this reference.
10(m)
Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company's 2000 10-K, which exhibit is incorporated by this reference.
10(n)
Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the Company's 2000 10-K, which is incorporated by this reference.
10(o)
Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the Company's 2000 10-K, which exhibit is incorporated by this reference.
10(p)
Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001 filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 10-Q"), which is incorporated by this reference.
10(q)
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 31, 2001 filed as Exhibit 10(b) to the Company's March 31, 2001 10-Q, which is incorporated by this reference.
10(r)
Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8, file number 333-76026, filed with the Commission on December 28, 2001 which exhibit is by this reference incorporated herein. *
10(s)
Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001 filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated by this reference.
10(t)
Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note filed as Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which is incorporated by this reference.
10(u)
Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003 filed as Exhibit 10(u) to the Company's Quarterly Report for the quarter ended March 31, 2003 (the "March 31, 2003 10-Q") which exhibit is incorporated by this reference.
10(v)
Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003 filed as Exhibit 10(v) to the Company's March 31, 2003 10-Q, which exhibit is incorporated by this reference.
10(w)
Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. ("Sponsor"), and SunTrust Bank (the "Servicer") dated April 30, 2003 filed as Exhibit 10(w) to the Company's March 31, 2003 10-Q, which exhibit is incorporated by this reference.
13
Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2003. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2003 is not deemed to be filed as part of this Annual Report on Form 10-K.
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

*
Management contract or compensatory plan or arrangement

(B)  REPORTS ON FORM 8-K

        The Company furnished a Form 8-K pursuant to Item 12 thereof on October 29, 2003 reporting its financial results for the third quarter of fiscal 2003.

(C)  EXHIBITS

        The exhibits listed in Item 15(a) (3) are included elsewhere in this Report.

(D)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        See Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2004.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON Gilbert L. Danielson Executive Vice President, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March 2004.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
/s/ ROBERT C. LOUDERMILK, JR. Robert C. Loudermilk, Jr.	President, Chief Operating Officer and Director
/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM K. BUTLER William K. Butler	President, Aaron's Sales & Lease Ownership and Director
/s/ RONALD W. ALLEN Ronald W. Allen	Director
/s/ LEO BENATAR Leo Benatar	Director
/s/ EARL DOLIVE Earl Dolive	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director
/s/ INGRID SAUNDERS JONES Ingrid Saunders Jones	Director
/s/ DAVID L. KOLB David L. Kolb	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I.
  ITEM 1. BUSINESS
  CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES