Form 10-Q
period 2004-03-31
AARON RENTS INC
filed 2004-05-07
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

March 31, 2004	0-12385
For Quarter Ended	Commission File No.

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

Yes ☒
No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 5, 2004
Common Stock, $.50 Par Value	27,492,189
Class A Common Stock, $.50 Par Value	5,597,520

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
	(In Thousands, Except Share Data)
ASSETS
Cash	$95	$95
Accounts Receivable (net of allowances of $1,329 in 2004 and $1,718 in 2003)	33,165	30,878
Rental Merchandise	544,339	518,741
Less: Accumulated Depreciation	(178,658)	(175,728)
	365,681	343,013
Property, Plant and Equipment, Net	99,813	99,584
Goodwill and Other Intangibles, Net	57,959	55,485
Prepaid Expenses and Other Assets	27,473	26,237

Total Assets	$584,186	$555,292

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$95,788	$83,854
Dividends Payable		655
Deferred Income Taxes Payable	57,309	55,290
Customer Deposits and Advance Payments	16,307	15,737
Credit Facilities	76,442	79,570
Total Liabilities	245,846	235,106

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 29,993,475 at March 31, 2004 and December 31, 2003	14,997	14,997
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 8,042,602 at March 31, 2004 and December 31, 2003	4,021	4,021
Additional Paid-in Capital	90,140	88,305
Retained Earnings	265,741	252,924
Accumulated Other Comprehensive Income	2,317
	377,216	360,247

Less: Treasury Shares at Cost,
Common Stock, 2,519,810 Shares at March 31, 2004 and 2,815,750 Shares at December 31, 2003	(22,972)	(24,157)
Class A Common Stock, 2,445,082 Shares at March 31, 2004 and December 31, 2003	(15,904)	(15,904)
Total Shareholders’ Equity	338,340	320,186

Total Liabilities & Shareholders’ Equity	$584,186	$555,292

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Data)
REVENUES:
Rentals and Fees	$172,372	$131,037
Retail Sales	16,471	23,038
Non-Retail Sales	46,499	31,557
Other	7,151	5,628
	242,493	191,260
COSTS AND EXPENSES:
Retail Cost of Sales	11,710	16,855
Non-Retail Cost of Sales	43,306	29,402
Operating Expenses	102,093	83,119
Depreciation of Rental Merchandise	63,470	46,389
Interest	1,208	1,588
	221,787	177,353

EARNINGS BEFORE TAXES	20,706	13,907

INCOME TAXES	7,889	5,159

NET EARNINGS	$12,817	$8,748

EARNINGS PER SHARE	$.39	$.27

EARNINGS PER SHARE ASSUMING DILUTION	$.38	$.27

WEIGHTED AVERAGE SHARES OUTSTANDING	32,883	32,528

WEIGHTED AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	33,506	32,913

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$12,817	$8,748
Depreciation and Amortization	69,919	51,047
Additions to Rental Merchandise	(141,357)	(94,294)
Book Value of Rental Merchandise Sold	56,147	47,145
Deferred Income Taxes	4,447	5,344
(Gain) Loss on Sale of Property, Plant, and Equipment	(234)	62
Change in Accounts Payable and Accrued Expenses	8,696	1,127
Change in Accounts Receivable	(2,287)	162
Other Changes, Net	4,905	1,422
Cash Provided by Operating Activities	13,053	20,763

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(7,821)	(7,861)
Proceeds from Sale of Property, Plant, and Equipment	2,151	2,021
Contracts and Other Assets Acquired	(4,192)	(2,474)
Cash Used by Investing Activities	(9,862)	(8,314)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	38,699	27,522
Repayments on Credit Facilities	(41,827)	(34,856)
Dividends Paid	(655)	(434)
Issuance of Stock Under Stock Option Plans	592
Cash Used by Financing Activities	(3,191)	(7,768)

Increase in Cash		4,681
Cash at Beginning of Period	95	96
Cash at End of Period	$95	$4,777

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE  MONTHS ENDED MARCH 31, 2004

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of March 31, 2004, and the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.  Generally, actual experience has been consistent with management’s prior estimates and assumptions.  Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

On July 21, 2003 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares were distributed on August 15, 2003 to shareholders of record as of the close of business on August 1, 2003.  All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  Rental merchandise adjustments for the three-month periods ended March 31 were $3.7 million in 2004 and $2.6 million in 2003.   These charges are recorded as a component of operating expenses.

Goodwill and Other Intangibles

During 2004, the Company has recorded $2.8 million in goodwill and other intangibles in connection with a series of acquisitions of sales and lease ownership businesses.  The aggregate purchase price for these asset acquisitions totaled approximately $4.2 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.  The Company expects a portion of the excess purchase price over the assets acquired will be allocated to the value of certain customer relationships.  However, the purchase price allocations are tentative and preliminary and will be finalized prior to December 31, 2004.  The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the three months ended

March 31, 2004.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company,  the change in the fair value of interest rate swap agreements, net of income taxes, and the unrealized gain or loss on available-for-sale securities, net of income taxes.  Comprehensive income for the three-month periods ended March 31, 2004 and 2003 approximated $15.1 million and $9.2 million, respectively.

Note D – Segment Information

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Revenues From External Customers:
Sales & Lease Ownership	$209,403	$157,971
Rent-to-Rent	27,591	28,982
Franchise	5,928	4,635
Other	1,123	1,123
Manufacturing	19,084	17,409
Elimination of Intersegment Revenues	(19,175)	(17,445)
Cash to Accrual Adjustments	(1,461)	(1,415)
Total Revenues from External Customers	$242,493	$191,260

Earnings Before Income Taxes:
Sales & Lease Ownership	$17,300	$12,063
Rent-to-Rent	2,668	2,178
Franchise	4,271	3,341
Other	(2,038)	(563)
Manufacturing	932	351
Earnings Before Income Taxes for Reportable Segments	23,133	17,370
Elimination of Intersegment Profit	(1,007)	(1,375)
Cash to Accrual and Other Adjustments	(1,420)	(2,088)
Total Earnings Before Income Taxes	$20,706	$13,907

Revenues in the “Other” category are primarily from leasing space to unrelated third parties in our corporate headquarters building and revenues from several minor unrelated activities.  The pretax losses in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes.

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•                  A predetermined amount of approximately 2.3% in 2004 and 2003 of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•                  Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•                  The capitalization and amortization of manufacturing and distribution variances are recorded on the consolidated financial statements as part of the Cash to Accrual and Other Adjustments item above and are not allocated to the segment that holds the related rental merchandise.

•                  Interest on borrowings is estimated at the beginning of each year.  Interest is then allocated to operating segments on the basis of relative total assets.

•                  Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.

Note E – Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, which measure compensation cost using the intrinsic value method of accounting for stock options.  Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).  If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS 123, net earnings would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share)
Net Earnings - As Reported	$12,817	$8,748
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(408)	(292)
Net Earnings - Pro Forma	$12,409	$8,456

Basic Earnings Per Share - As Reported	$.39	$.27

Basic Earnings Per Share - Pro Forma	.38	.26

Diluted Earnings Per Share - As Reported	$.38	$.27

Diluted Earnings per share - Pro Forma	.37	.26

Note F – Adoption of New Accounting Principles

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  The Company has not entered into transactions with, created, or acquired significant potential variable interest entities subsequent to that date.  For interests in variable interest entities arising prior to February 1, 2003, the Company must apply the provisions of FIN 46 as of December 31, 2003.  The Company has concluded that certain independent franchisees, as discussed in Note J to the 2003 Annual Report on Form 10-K, are not subject to the interpretation, and are therefore not included in the Company’s consolidated financial statements.  In addition, as discussed in Note E to the 2003 Annual Report on Form 10-K, the Company has certain capital leases with partnerships controlled by related parties of the Company.  The Company has concluded that these partnerships are not variable interest entities. The Company has concluded that the accounting and reporting of its construction and lease facility (see Note G to the 2003 Annual Report on Form 10-K) are not subject to the provisions of FIN 46 since the lessor is not a variable interest entity, as defined by FIN 46.

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2004, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $63.8 million. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

The Company has no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2003 Annual Report on Form 10-K for further information.

Independent Accountants’ Review Report

To the Board of Directors of Aaron Rents, Inc.

We have reviewed the accompanying consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of March 31, 2004, and the related statements of earnings for the three-month periods ended March 31, 2004 and 2003, and the related statements of cash flows for the three months ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
May 5, 2004

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1- “Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2004, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories.  Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron Rents’ Rent-to-Rent division, and the MacTavish Furniture Industries division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores.  Our sales and lease ownership division accounted for 88% of our total revenues in the first quarter of 2004 compared with 85% in the comparable period in 2003.

In this management’s discussion and analysis section, we review the results of our sales and lease ownership and rent-to-rent divisions, as the four components of our revenues: rentals and fees, retail sales, non-retail sales and other revenues.  Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise.  Non-retail sales mainly represents merchandise sales to our franchisees from our sales and lease ownership division.  Other revenues represents franchise fees and royalty income, and other related income from our franchise stores and other miscellaneous revenues.

We separate our cost of sales into two components: retail and non-retail.  Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.  Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.

Results of Operations

Three months ended March 31, 2004 versus three months ended March 31, 2003

The following table shows key selected financial data for the quarters ended March 31, 2004 and 2003, and the changes in dollars and as a percentage to 2004 from 2003:

(In Thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Dollar Increase/ (Decrease) to 2004 from 2003	% Increase/ (Decrease) to 2004 from 2003
REVENUES:
Rentals and Fees	$172,372	$131,037	$41,335	31.5%
Retail Sales	16,471	23,038	(6,567)	(28.5)
Non-Retail Sales	46,499	31,557	14,942	47.3
Other	7,151	5,628	1,523	27.1
	242,493	191,260	51,233	26.8
COSTS AND EXPENSES:
Retail Cost of Sales	11,710	16,855	(5,145)	(30.5)
Non-Retail Cost of Sales	43,306	29,402	13,904	47.3
Operating Expenses	102,093	83,119	18,974	22.8
Depreciation of Rental Merchandise	63,470	46,389	17,081	36.8
Interest	1,208	1,588	(380)	(23.9)
	221,787	177,353	44,434	25.1
EARNINGS BEFORE TAXES	20,706	13,907	6,799	48.9
INCOME TAXES	7,889	5,159	2,730	52.9
NET EARNINGS	$12,817	$8,748	$4,069	46.5%

Revenues

The 26.8% increase in total revenues in the first quarter of 2004 over the same period in 2003 is primarily attributable to continued growth in our sales and lease ownership division, both from the opening of new Company-operated stores and improvements in same store revenues.  Revenues for our sales and lease ownership division increased $52.6 million to $214.5 million in the first quarter of 2004 compared to $161.9 million in the first quarter of 2003, a 32.5% increase.  This increase was attributable to a 13.7% increase in same store revenues and the addition of 93 Company-operated stores since the end of the first quarter of 2003.  Total revenues were impacted by a decrease in rent-to-rent division revenues, which declined $1.4 million to $28.0 million in the first quarter of 2004 from $29.4 million in the first quarter of 2003, a 4.7% decrease, due primarily to a net reduction of 10 stores since end of the first quarter of 2003.

The 31.5% increase in rentals and fees revenues is attributable to a $41.6 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales fell 28.5% due to a $1.1 million decrease in our rent-to-rent division caused by the store closures described above and a $5.5 million decrease in our sales and lease ownership division reflective of a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which replaced many retail sales.

The 47.3% increase in non-retail sales in the first quarter of 2004 reflects the significant growth of our franchise operations.

The 27.1% increase in other revenues is primarily attributable to franchise fees, royalty income, and other related revenues from our franchise operations increasing $1.3 million, or 27.7%, to $5.9 million compared with $4.6 million in the first quarter of 2003, reflecting the net addition of 72 franchised stores since the end of the first quarter 2003 and improving operating revenues at older franchised stores.

Cost of Sales

The 30.5% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above, with decreases in our rent-to-rent division’s retail sales also contributing due primarily to the store count reduction described above. Retail cost of sales as a percentage of retail sales decreased to 71.1% from 73.2%.  The decrease in retail cost of sales as a percentage of sales was primarily due to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 47.3%, following a similar percentage increase in non-retail sales revenue described above.  Non-retail cost of sales as a percentage of retail sales remained comparable between the first quarters of 2004 and 2003.

Expenses

The 22.8% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses dropped to 42.1% for the first quarter of 2004 compared to 43.5% for the first quarter of 2003, with the decrease driven by the maturing of new Company-operated sales and lease ownership stores and the 13.7% increase in same store revenues mentioned previously.

The 36.8% increase in depreciation of rental merchandise was driven by the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue increased slightly to 36.8% for the first quarter of 2004 from 35.4% for the first quarter of 2003, resulting primarily from increased depreciation expense in connection with a larger number of short-term leases in 2004 in our sales and lease ownership division.

The 23.9% decrease in interest expense is a result of expiration of certain interest rate swap agreements subsequent to the end of the first quarter of 2003.

The 52.9% increase in income tax expense is driven primarily by the increase in net earnings described below, as well as an increase in the effective tax rate for increased state income taxes in 2004.

Net Earnings

The 46.5% increase in net earnings to $12.8 million in the first quarter of 2004 from $8.7 million in the first quarter of 2003, is primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, a 13.7% increase in same store revenues, and a 27.7% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings improved to 5.3% for the first quarter of 2004, from 4.6% for the first quarter of 2003.

Balance Sheet

Cash. The Company’s cash balance remained steady at $95,000 at both March 31, 2004 and December 31, 2003.  The consistency of the cash balance is the result of our position as a net borrower, with all excess cash being used to pay down debt balances.

Deferred Income Taxes. The increase of $2.0 million in deferred income taxes payable, to $57.3 million on March 31, 2004 from $55.3 million on December 31, 2003, is primarily the result of March 2002 tax law changes, effective September 2001, that allow additional accelerated depreciation of rental merchandise for tax purposes.  Additional tax law changes effective May 2003 increased the allowable acceleration and extended the life of the March 2002 changes to December 31, 2004.

Credit Facilities. The $3.1 million reduction in the amounts we owe under our credit facilities to $76.4 million at first quarter end from $79.6 million at last fiscal year end reflects the net pay-down of our revolving credit facility during the first quarter of 2004.

Goodwill and Other Intangibles.  The increase of $2.5 million, to $58.0 million on March 31, 2004 from $55.5 million on December 31, 2003, is the result of a series of acquisitions of sales and lease ownership businesses.  The aggregate purchase price for these asset acquisitions totaled approximately $4.2 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.

Liquidity and Capital Resources

General

Cash flows from operations for the three months ended March 31, 2004 and 2003 were $13.1 million and $20.8 million, respectively.  Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  cash flow from operations

•                  bank credit

•                  trade credit with vendors

•                                           proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At March 31, 2004, $11.7 million was outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance decreased by approximately $3.1 million in the first three months of 2004. The decline in borrowings is primarily attributable to cash generated from operating activities of $13.1 million.  From time to time we use interest rate swap agreements as part of our overall long-term financing program. We also have $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2005.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at March 31, 2004.

As of March 31, 2004, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

We have a consistent history of paying dividends, having paid dividends for 17 consecutive years. A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2003 and July 2003.   In addition, our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2003, for a total fiscal year cash outlay of $924,000.  A $.02 per share dividend on Common Stock and Class A Common Stock was paid in January 2004, for a total cash outlay of $655,000.  Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends.

We currently hold 474,500 shares, or 8%, of the outstanding common stock of Rainbow Rentals Inc., a NASDAQ-listed rental company that has entered into an agreement to be acquired by Rent-A-Center, Inc. for a purchase price of $16.00 per share.  We had acquired these shares in three separate transactions in September 2002 and January 2003, and held the shares for investment purposes.  If the sale is consummated in the second quarter of 2004 as announced by those parties, we would receive cash proceeds of approximately $7.6 million and recognize approximately a $5.5 million gain before income taxes.  We are not, however, a party to the agreement between Rainbow Rentals and Rent-A-Center, and the closing of that transaction is subject to all of the closing conditions of that agreement.

We believe that our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at March 31, 2004 was approximately $24.9 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.1%. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than agreed upon values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.9 million, respectively, at March 31, 2004.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2017. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2004, including leases under our construction and lease facility described above, are as follows: $31.0 million in 2004; $32.8 million in 2005; $23.3 million in 2006; $15.0 million in 2007; $8.5 million in 2007; and $8.4 million thereafter.

The Company has 13 capital leases, 12 of which are with limited liability companies (LLCs) whose owners include Aaron Rents’ executive officers and majority shareholder. Eleven of these related party leases relate to properties purchased from Aaron Rents in December 2002 by one of the LLCs for a total purchase price of approximately $5 million. This LLC is leasing back these properties to Aaron Rents for 15-year terms at an aggregate annual rental of approximately $635,000. The twelfth related party capital lease relates to a property sold by Aaron Rents to a second LLC for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of approximately $617,000. See Note E to the Consolidated Financial Statements in the 2003 Annual Report on Form 10-K.

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of March 31, 2004:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$65,073	$11,740	$20,009	$20,010	$13,314
Capital Leases	11,369	397	909	1,309	8,754
Operating Leases	118,901	38,487	52,723	20,267	7,424
Total Contractual Cash Obligations	$195,343	$50,624	$73,641	$41,586	$29,492

Franchise and Residual Value Guaranty. The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of March 31, 2004:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$63,906	$63,906	$	$	$
Residual Value Guarantee Under Operating Leases	21,100			21,100
Total Commercial Commitments	$85,006	$63,906	$	$21,100	$

Market Risk

We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change, and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe minimizes to a large extent the risk of counterparty default.

At March 31, 2004, we had swap agreements with total notional principal amounts of $20 million that effectively fixed the interest rates on obligations in the notional amount of $20 million of debt under our variable payment construction and lease facility at an average rate of 7.6% until June 2005.  The fair value of interest rate swap agreements was a liability of approximately $1.2 million at March 31, 2004. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.

New Accounting Pronouncements

See Note F to the Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Substantially all of the information called for by this item is provided under Item 2 in the Company’s Form 10-K for the year ended December 31, 2003, and Part I, Item 2 of this Quarterly Report above.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Quarterly Report on Form 10-Q.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.  Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting.

There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are furnished herewith:

10 (x) Third Amendment to Revolving Credit Agreement

10 (y) Third Amendment to Loan Facility Agreement and Guaranty

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

(b) Reports on Form 8-K:

On January 28, 2004, we furnished on Form 8-K under Item 12 the press release entitled “Aaron Rents, Inc. Exceeds $1 Billion in Systemwide Revenues in Fiscal 2003; Confirms Earnings Guidance for Fourth Quarter; Raises 2004 Outlook” relating to the results of our fourth quarter and full fiscal year ended December 31, 2003 and the updated guidance for fiscal 2004.

On February 5, 2004, we furnished on Form 8-K under Item 9 the press release entitled “Aaron Rents, Inc. to realize $5.5 Million Gain on Rent-A-Center Purchase of Rainbow Rentals” relating to the impact of the announced acquisition of Rainbow Rentals, Inc. by Rent-A-Center, Inc. on our 2004 earnings guidance.

On February 24, 2004 we furnished on Form 8-K under Item 12 the press release entitled “Aaron Rents, Inc. Reports Record Revenues and Earnings for Fourth Quarter and Year” relating to the results of our fourth quarter and full fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – May 7, 2004	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 7, 2004		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller