Form 10-Q
period 2004-06-30
AARON RENTS INC
filed 2004-08-06
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

June 30, 2004	1-13941
For Quarter Ended	Commission File No.

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

Yes ☒

No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 4, 2004
Common Stock, $.50 Par Value	27,543,475
Class A Common Stock, $.50 Par Value	5,597,520

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
	(In Thousands, Except Share Data)
ASSETS
Cash	$95	$95
Accounts Receivable (net of allowances of $2,042 in 2004 and $1,718 in 2003)	29,132	30,878
Rental Merchandise	580,846	518,741
Less: Accumulated Depreciation	(194,755)	(175,728)
	386,091	343,013
Property, Plant and Equipment, Net	101,136	99,584
Goodwill and Other Intangibles, Net	62,714	55,485
Prepaid Expenses and Other Assets	27,714	26,237

Total Assets	$606,882	$555,292

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$86,249	$83,854
Dividends Payable	662	655
Deferred Income Taxes Payable	62,766	55,290
Customer Deposits and Advance Payments	15,682	15,737
Credit Facilities	90,957	79,570
Total Liabilities	256,316	235,106

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 29,993,475 at June 30, 2004 and December 31, 2003	14,997	14,997
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 8,042,602 at June 30, 2004 and December 31, 2003	4,021	4,021
Additional Paid-in Capital	90,324	88,305
Retained Earnings	280,464	252,924
Accumulated Other Comprehensive Loss	(588)
	389,218	360,247

Less: Treasury Shares at Cost,
Common Stock, 2,495,731 Shares at June 30, 2004 and 2,815,750 Shares at December 31, 2003	(22,748)	(24,157)
Class A Common Stock, 2,445,082 Shares at June 30, 2004 and December 31, 2003	(15,904)	(15,904)
Total Shareholders’ Equity	350,566	320,186

Total Liabilities & Shareholders’ Equity	$606,882	$555,292

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$170,225	$131,419	$342,597	$262,456
Retail Sales	12,578	15,608	29,049	38,646
Non-Retail Sales	35,272	24,870	81,771	56,427
Other	12,211	5,844	19,362	11,472
	230,286	177,741	472,779	369,001
COSTS AND EXPENSES:
Retail Cost of Sales	8,663	11,391	20,373	28,246
Non-Retail Cost of Sales	32,709	23,077	76,015	52,479
Operating Expenses	100,658	81,377	202,751	164,496
Depreciation of Rental Merchandise	62,062	46,517	125,532	92,906
Interest	1,266	1,473	2,474	3,061
	205,358	163,835	427,145	341,188

EARNINGS BEFORE TAXES	24,928	13,906	45,634	27,813

INCOME TAXES	9,543	5,145	17,432	10,304

NET EARNINGS	$15,385	$8,761	$28,202	$17,509

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.46	$.27	$.85	$.54
Assuming Dilution	.46	.26	.84	.53

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.02	$.013	$.02	$.013
Class A Common Stock	.02	.013	.02	.013

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	33,088	32,562	32,985	32,545
Assuming Dilution	33,683	33,085	33,595	33,000

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$28,202	$17,509
Depreciation and Amortization	138,740	102,111
Additions to Rental Merchandise	(270,915)	(173,799)
Book Value of Rental Merchandise Sold	105,795	84,375
Deferred Income Taxes	12,089	11,384
Gain on Sale of Marketable Securities	(5,481)
(Gain) Loss on Sale of Property, Plant, and Equipment	(357)	106
Change in Accounts Payable and Accrued Expenses	734	(10,947)
Change in Accounts Receivable	1,746	2,159
Other Changes, Net	360	217
Cash Provided by Operating Activities	10,913	33,115

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(16,662)	(15,239)
Contracts and Other Assets Acquired	(12,819)	(3,394)
Proceeds from Sale of Marketable Securities	7,592
Investment in Marketable Securities	(5,007)
Proceeds from Sale of Property, Plant, and Equipment	4,400	2,556
Cash Used by Investing Activities	(22,496)	(16,077)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	149,539	35,894
Repayments on Credit Facilities	(138,152)	(43,276)
Dividends Paid	(655)	(434)
Issuance of Stock Under Stock Option Plans	851	1,140
Cash Provided (Used) by Financing Activities	11,583	(6,676)

Increase in Cash		10,362
Cash at Beginning of Period	95	96
Cash at End of Period	$95	$10,458

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2004

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of June 30, 2004, and the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows for the quarter and six months ended June 30, 2004 and 2003, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.  Generally, actual experience has been consistent with management’s prior estimates and assumptions.  Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

On July 21, 2003 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares were distributed on August 15, 2003 to shareholders of record as of the close of business on August 1, 2003.  All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  Rental merchandise adjustments for the six-month periods ended June 30 were $7.0 million in 2004 and $5.7 million in 2003.  Rental merchandise adjustments for the three-month periods ended June 30 were $3.3 million in 2004 and $3.1 million in 2003.   These charges are recorded as a component of operating expenses.

Goodwill and Other Intangibles

During 2004, the Company has recorded $7.6 million in goodwill and $0.3 million in customer relationship intangibles in connection with a series of acquisitions of sales and lease ownership businesses.  Customer relationship intangibles are amortized on a straight-line basis over their useful lives of 3 years.  Amortization expense approximated $685,000 and $40,000 for the six month periods ended June 30, 2004 and 2003, respectively. The aggregate purchase price for these asset acquisitions totaled approximately $12.7 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.  However, the purchase price allocations are tentative and preliminary and will be finalized prior to December 31, 2004.  The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the six months ended June 30, 2004.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income for the six-month periods ended June 30, 2004 and 2003 was $27.6 million and $18.3 million, respectively.  Comprehensive income for the three-month periods ended June 30, 2004 and 2003 approximated $12.5 million and $9.1 million, respectively.  Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the unrealized gain or loss on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Net Earnings	$15,385	$8,761	$28,202	$17,509
Other comprehensive (loss) income:
Derivative instruments, net of taxes	263	231	384	535
Unrealized gain on marketable securities, net of taxes	182	114	2,378	255
Recognition of unrealized gain on marketable securities, net of taxes	(3,350)		(3,350)
Total other comprehensive (loss) income	(2,905)	345	(588)	790
Comprehensive Income	$12,480	$9,106	$27,614	$18,299

Note D – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Revenues From External Customers:
Sales & Lease Ownership	$188,848	$143,614	$398,251	$301,585
Rent-to-Rent	26,044	27,061	53,635	56,043
Franchise	5,634	4,721	11,562	9,356
Other	6,951	1,106	8,074	2,229
Manufacturing	15,630	13,655	34,714	31,064
Elimination of Intersegment Revenues	(15,727)	(13,734)	(34,902)	(31,179)
Cash to Accrual Adjustments	2,906	1,318	1,445	(97)
Total Revenues from External Customers	$230,286	$177,741	$472,779	$369,001

Earnings Before Income Taxes:
Sales & Lease Ownership	$13,312	$8,939	$30,612	$21,002
Rent-to-Rent	1,793	1,347	4,461	3,525
Franchise	4,000	3,311	8,271	6,652
Other	4,200	(243)	2,162	(806)
Manufacturing	17	299	949	650
Earnings Before Income Taxes for Reportable Segments	23,322	13,653	46,455	31,023
Elimination of Intersegment Loss (Profit)	68	(233)	(939)	(1,608)
Cash to Accrual and Other Adjustments	1,538	486	118	(1,602)
Total Earnings Before Income Taxes	$24,928	$13,906	$45,634	$27,813

Revenues in the “Other” category are primarily from leasing space to unrelated third parties in our corporate headquarters building and revenues from several minor unrelated activities.  The pre-tax items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes, net of, in 2004, the $5.5 million pre-tax gain recognized on the sale of marketable securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share)
Net Earnings - As Reported	$15,385	$8,761	$28,202	$17,509
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(408)	(333)	(816)	(625)
Net Earnings - Pro Forma	$14,977	$8,428	$27,386	$16,884

Basic Earnings Per Share - As Reported	$.46	$.27	$.85	$.54

Basic Earnings Per Share - Pro Forma	$.45	$.26	$.83	$.52

Diluted Earnings Per Share - As Reported	$.46	$.26	$.84	$.53

Diluted Earnings Per share - Pro Forma	$.45	$.25	$.82	$.52

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

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2004, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $76.7 million. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

The Company has no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2003 Annual Report on Form 10-K for further information.

Note H – Subsequent Event

On July 12, 2004, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares will be distributed on August 16, 2004 to shareholders of record as of the close of business on August 2, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Aaron Rents, Inc.

We have reviewed the accompanying consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of June 30, 2004, and the related statements of earnings for the three-month and six-month periods ended June 30, 2004 and 2003, and the related statements of cash flows for the six months ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)., the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
July 28, 2004

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 -”Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and six months ended June 30, 2004, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories.  Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron Rents’ Rent-to-Rent division, and the MacTavish Furniture Industries division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores.  Our sales and lease ownership division accounted for 86% of our total revenues in the second quarter of 2004 and 87% in the first six months of 2004 compared with 85% in both of the comparable periods in 2003.

In this management’s discussion and analysis section we review the results of our sales and lease ownership and rent-to-rent divisions across the four components of our revenues: rentals and fees, retail sales, non-retail sales and other revenues.  Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise.  Non-retail sales mainly represents merchandise sales to our franchisees from our sales and lease ownership division.  Other revenues represents franchise fees and royalty income, and other related income from our franchise stores and other miscellaneous revenues.

We separate our cost of sales into two components: retail and non-retail.  Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.  Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.

Results of Operations

Three months ended June 30, 2004 versus three months ended June 30, 2003

The following table shows key selected financial data for the quarters ended June 30, 2004 and 2003, and the changes in dollars and as a percentage to 2004 from 2003:

(In Thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Dollar Increase/ (Decrease) to 2004 from 2003	% Increase/ (Decrease) to 2004 from 2003
REVENUES:
Rentals and Fees	$170,225	$131,419	$38,806	29.5%
Retail Sales	12,578	15,608	(3,030)	(19.4)
Non-Retail Sales	35,272	24,870	10,402	41.8
Other	12,211	5,844	6,367	109.0
	230,286	177,741	52,545	29.6
COSTS AND EXPENSES:
Retail Cost of Sales	8,663	11,391	(2,728)	(24.0)
Non-Retail Cost of Sales	32,709	23,077	9,632	41.7
Operating Expenses	100,658	81,377	19,281	23.7
Depreciation of Rental Merchandise	62,062	46,517	15,545	33.4
Interest	1,266	1,473	(207)	(14.1)
	205,358	163,835	41,523	25.3
EARNINGS BEFORE TAXES	24,928	13,906	11,022	79.3
INCOME TAXES	9,543	5,145	4,398	85.5
NET EARNINGS	$15,385	$8,761	$6,624	75.6%

Revenues

The 29.6% increase in total revenues in the second quarter of 2004 over the same period in 2003 is primarily attributable to continued growth in our sales and lease ownership division, offset slightly by declining revenues in our rent-to-rent division.  Total revenues for our sales and lease ownership division increased $48.0 million to $198.3 million in the second quarter of 2004 compared to $150.3 million in the second quarter of 2003, a 32.0% increase.  This increase was attributable to a 14.7% increase in same store revenues driven by increased leasing volume and the net addition of 123 Company-operated stores since the end of the second quarter of 2003.  Revenues in our rent-to-rent division declined $1.0 million, due primarily to a net reduction of 6 stores since the end of the second quarter of 2003 and a decline in same store rental volumes over that period.

The 29.5% increase in rentals and fees revenues is attributable to a $39.2 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales fell 19.4% due primarily to a $2.5 million decrease in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.  Also contributing to the decline was a $0.5 million decrease in our rent-to-rent division caused by the store closures described above and a decline in rent-to-rent retail volumes.

The 41.8% increase in non-retail sales in the second quarter of 2004 reflects the significant growth of our franchise operations.  Our franchisees had revenues of $88.7 million during the second quarter of 2004, a 29.2% increase over the second quarter of 2003 revenues of $68.7 million. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 109.0% increase in other revenues is primarily attributable to the recognition of a $5.5 million pre-tax gain on the sale of our holdings of the common stock of Rainbow Rentals, Inc. in connection with that company’s merger with Rent-a-Center, Inc.  An increase in franchise fees, royalty income, and other related revenues from our franchise operations of $0.9 million, or 18.9%, to $5.6 million compared with $4.7 million in the second quarter of 2003 also contributed. Of this increase, royalty income from franchisees increased $0.7 million to $4.1 million in the second quarter of 2004 compared to $3.4 million in the second quarter of 2003, with increased franchise and financing fee revenues comprising the majority of the remainder.  This franchisee-related revenue growth reflects the net addition of 75 franchised stores since the end of the second quarter 2003 and improving operating revenues driven by increased lease volume at maturing franchised stores.

Cost of Sales

The 24.0% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above. Our rent-to-rent division’s retail cost of sales declined as a result of the store count reduction and decreased retail volume described above. Retail cost of sales as a percentage of retail sales decreased to 68.9% from 73.0%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 41.7%, following a similar percentage increase in non-retail sales described above.  Non-retail cost of sales as a percentage of retail sales remained comparable between the second quarters of 2004 and 2003.

Expenses

The 23.7% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses dropped to 43.7% for the second quarter of 2004 compared to 45.8% for the second quarter of 2003, with approximately half of the decrease attributable to the inclusion of the gain on the sale of Rainbow Rentals common stock mentioned above in other revenue, with the remainder of the decrease driven by the maturing of new Company-operated sales and lease ownership stores and the 14.7% increase in same store revenues mentioned previously.

The 33.4% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue increased slightly to 36.5% for the second quarter of 2004 from 35.4% for the second quarter of 2003, resulting primarily from increased depreciation expense in connection with the larger number of short-term leases in 2004 in our sales and lease ownership division.

The 14.0% decrease in interest expense is a result of expiration of certain interest rate swap agreements subsequent to June 30, 2003.

The 85.5% increase in income tax expense is driven primarily by the increase in net earnings described below, as well as an increase in the effective tax rate for state income taxes in 2004.

Net Earnings

The 75.6% increase in net earnings to $15.4 million in the second quarter of 2004 from $8.8 million in the second quarter of 2003, is primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 14.7% increase in same store revenues; recognition of a $3.4 million dollar after-tax gain on the sale of Rainbow Rentals common stock; and an 18.9% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings improved to 6.7% for the second quarter of 2004, from 4.9% for the second quarter of 2003.

Six months ended June 30, 2004 versus six months ended June 30, 2003

The following table shows key selected financial data for the six-month periods ended June 30, 2004 and 2003, and the changes in dollars and as a percentage to 2004 from 2003:

(In Thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Dollar Increase/ (Decrease) to 2004 from 2003	% Increase/ (Decrease) to 2004 from 2003
REVENUES:
Rentals and Fees	$342,597	$262,456	$80,141	30.5%
Retail Sales	29,049	38,646	(9,597)	(24.8)
Non-Retail Sales	81,771	56,427	25,344	44.9
Other	19,362	11,472	7,890	68.8
	472,779	369,001	103,778	28.1
COSTS AND EXPENSES:
Retail Cost of Sales	20,373	28,246	(7,873)	(27.9)
Non-Retail Cost of Sales	76,015	52,479	23,536	44.9
Operating Expenses	202,751	164,496	38,255	23.3
Depreciation of Rental Merchandise	125,532	92,906	32,626	35.2
Interest	2,474	3,061	(587)	(19.2)
	427,145	341,188	85,957	25.2
EARNINGS BEFORE TAXES	45,634	27,813	17,821	64.1
INCOME TAXES	17,432	10,304	7,128	69.2
NET EARNINGS	$28,202	$17,509	$10,693	61.1%

Revenues

The 28.1% increase in total revenues during the first six months of 2004 over the same period in 2003 is primarily attributable to continued growth in our sales and lease ownership division, offset slightly by declining revenues in our rent-to-rent division.  Total revenues for our sales and lease ownership division increased $100.7 million to $412.9 million in the six months ended June 30, 2004 compared to $312.2 million in the comparable period of 2003, a 32.2% increase.  This increase was attributable to a 12.8% increase in same store revenues and the net addition of 123 Company-operated stores since the end of the second quarter of 2003.  Revenues in our rent-to-rent division  declined $2.4 million to $54.4 million during the six-month period ended June 30, 2004 from $56.8 million in the comparable period of 2003, a 4.2% decrease, due primarily to a net reduction of 6 stores since end of the second quarter of 2003 and a decline in same store rental volumes over that period

The 30.5% increase in rentals and fees revenues is attributable to a $80.8 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales fell 24.8% due primarily to an $8.0 million decrease in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe has replaced many retail sales. The $1.6 million decrease in our rent-to-rent division retail sales revenue caused by the store closures described above and a decrease in retail volume also contributed to the overall decline.

The 44.9% increase in non-retail sales in the first six months of 2004 reflects the significant growth of our franchise operations.  Our franchisees had revenues of $172.0 million during the six months ended June 30, 2004, a 22.5% increase over the six months ended

June 30, 2003 revenues of $140.5 million. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 68.8% increase in other revenues is primarily attributable to recognition of a $5.5 million pre-tax gain on the sale of Rainbow Rentals common stock, as well as franchise fees, royalty income, and other related revenues from our franchise operations increasing $2.2 million, or 23.3%, to $11.5 million compared with $9.4 million for the six months ended June 30, 2003.  Of this increase, royalty income from franchisees increased $1.3 million to $8.3 million in the six months ended June 30 2004 compared to $7.0 million in the six months ended June 30 2003, with increased franchise and financing fee revenues comprising the majority of the remainder.  This franchisee-related revenue growth reflects the net addition of 75 franchised stores since the end of the second quarter 2003 and improving operating revenues at maturing franchised stores.

Cost of Sales

The 27.9% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above.  Our rent-to-rent division’s retail cost of sales also declined, due to the store count reduction and decline in retail volume described above. Retail cost of sales as a percentage of retail sales decreased to 70.1% from 73.9%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 44.9%, following a similar percentage increase in non-retail sales revenue described above.  Non-retail cost of sales as a percentage of retail sales remained comparable between the six-month periods ended 2004 and 2003.

Expenses

The 23.3% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses dropped to 42.9% in the six months ended June 30, 2004 compared to 44.6% for the comparable period of 2003, with approximately one-third of the decrease attributable to the inclusion of the gain on the sale of Rainbow Rentals common stock mentioned above in other revenue, with the remainder driven primarily by the maturing of new Company-operated sales and lease ownership stores contributing to the 12.8% increase in same store revenues mentioned previously.

The 35.1% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue increased slightly to 36.6% for the six months ended June 30, 2004 from 35.4% for the comparable period in 2003, resulting primarily from increased depreciation expense in connection with the larger number of short-term leases in 2004 in our sales and lease ownership division.

The 19.1% decrease in interest expense is a result of expiration of certain interest rate swap agreements subsequent to June 30, 2003.

The 69.2% increase in income tax expense is driven primarily by the increase in net earnings described below, as well as an increase in the effective tax rate for increased state income taxes in 2004.

Net Earnings

The 61.1% increase in net earnings to $28.2 million for the six month period ended June 30, 2004 from $17.5 million in the comparable period of 2003, is primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to the 12.8% increase in same store revenues; recognition of a $3.4 million after-tax gain on the sale of Rainbow Rentals common stock; and a 23.3% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings improved to 6.0% in the first six months of 2004, from 4.7% the same period in 2003.

Balance Sheet

Cash. The Company’s cash balance remained steady at $95,000 at both June 30, 2004 and December 31, 2003.  The consistency of the cash balance is the result of our position as a net borrower, with all excess cash being used to repay debt balances.

Rental Merchandise.  The increase of $43.1 million in rental merchandise net of accumulated depreciation, to $386.1 million on June 30, 2004 from $343.0 million on December 31, 2003, is primarily the result of a net increase of 60 stores since December 31, 2003, as well as replenishing the amount of merchandise needed in our distribution centers.

Goodwill and Other Intangibles.  The increase of $7.2 million, to $62.7 million on June 30, 2004 from $55.5 million on December 31, 2003, is the result of a series of acquisitions of sales and lease ownership businesses.  The aggregate purchase price for these asset acquisitions totaled approximately $12.7 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.

Credit Facilities. The $11.4 million increase in the amounts we owe under our credit facilities to $91.0 million at June 30, 2004 from $79.6 million at last fiscal year end reflects net borrowings under our revolving credit facility during the first six months of 2004 primarily in order to fund purchases of rental merchandise, acquisitions, and working capital.

Deferred Income Taxes. The increase of $7.5 million in deferred income taxes payable, to $62.8 million on June 30, 2004 from $55.3 million on December 31, 2003, is primarily the result of March 2002 tax law changes, effective September 2001, that allow additional accelerated depreciation of rental merchandise for tax purposes.  Additional tax law changes effective May 2003 increased the allowable acceleration and extended the life of the March 2002 changes to December 31, 2004.

 Liquidity and Capital Resources

General

Cash flows from operations for the six months ended June 30, 2004 and 2003 were $10.9 million and $33.1 million, respectively.  Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  cash flow from operations

•                  bank credit

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At June 30, 2004, 23.9 million was outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance increased by approximately $11.4 million in the first six months of 2004. The increase in borrowings is primarily attributable to cash borrowed for acquisitions, purchases of rental merchandise, and working capital.  We renegotiated our revolving credit agreement on May 28, 2004, extending the life of the agreement until May 28, 2007 and increasing the total available credit to $87 million. The restated revolving credit agreement is included in this report as Exhibit 10(a).  From time to time we use interest rate swap agreements as part of our overall long-term financing program. We also have $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2005.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at June 30, 2004 and anticipate remaining in compliance for the foreseeable future.

As of June 30, 2004, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

We have a consistent history of paying dividends, having paid dividends for 17 consecutive years. A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2003 and July 2003.   In addition, our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2003, for a total fiscal year cash outlay of $924,000.  A $.02 per share dividend on Common Stock and Class A Common Stock was paid in January 2004, for a total cash outlay of $655,000.  On May 3, 2004, our Board of Directors declared a $.02 per share dividend on our Common Stock and Class A Common Stock, payable on July 2, 2004.  Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at June 30, 2004 was approximately $24.9 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.1%. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than agreed upon values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.9 million, respectively, at June 30, 2004.

Income Taxes.  Within the next six months, we anticipate that we will make cash payments for 2004 income taxes approximating $26 million.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2017. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2004, including leases under our construction and lease facility described above, are as follows: $21.6 million in 2004; $35.5 million in 2005; $25.8 million in 2006; $17.1 million in 2007; $10.4 million in 2008; and $9.4 million thereafter.

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

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of June 30, 2004:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$79,684	$36,352	$20,009	$20,010	$3,313
Capital Leases	11,273	406	946	1,355	8,566
Operating Leases	119,824	37,569	54,585	20,541	7,129
Total Contractual Cash Obligations	$210,781	$74,327	$75,540	$41,906	$19,008

Franchise and Residual Value Guaranty. The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of June 30, 2004:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$76,810	$76,810	$	$	$
Residual Value Guarantee Under Operating Leases	21,100		21,100
Total Commercial Commitments	$97,910	$76,810	$21,100	$	$

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

At June 30, 2004, we had swap agreements with total notional principal amounts of $20 million that effectively fixed the interest rates on obligations in the notional amount of $20 million of debt under our variable payment construction and lease facility at an average rate of 7.91% until June 2005.  The fair value of interest rate swap agreements was a liability of approximately $0.8 million at June 30, 2004. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

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

Internal Control Over Financial Reporting.

There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, April 27, 2004, the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 5, 2004 there were 5,597,329 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 5,543,595 shares representing 99.04% of the total shares of Class A Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect ten directors to a one-year term expiring in 2005 and to approve an amendment to the Company’s 2001 Stock Option and Incentive Award Program to increase the number of authorized shares from 900,000 to 1,900,000.

The following tables set forth the results of the vote on the two matters:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	5,445,568	98,027
David L. Kolb	5,493,245	50,350
Robert C. Loudermilk, Jr.	5,446,443	97,152
Gilbert L. Danielson	5,491,993	51,602
Ronald W. Allen	5,493,245	50,350
Leo Benatar	5,538,795	4,800
Earl Dolive	5,493,245	50,350
Ray M. Robinson	5,538,795	4,800
Ingrid Saunders Jones	5,537,445	6,150
William K. Butler, Jr.	5,491,993	51,602

	Number of Votes
	For	Against	Abstain	Broker Non- Vote
Approval of Amendment to the 2001 Stock Option and Incentive Award Plan	5,147,605	107,570	75	288,345

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are furnished herewith:

10(a) Revolving Credit Agreement by and among Aaron Rents, Inc as borrower, Aaron Rents, Inc. Puerto Rico, as co-borrower and SunTrust Bank as Agent and each of the Lenders Party Thereto dated May 28, 2004.

10 (b) Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank as Servicer and each of the Participants Party Thereto dated May 28, 2004.

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

(b) Reports on Form 8-K:

On April 26, 2004 we furnished on Form 8-K under Item 12 the press release entitled “Aaron Rents, Inc. Reports Record First Quarter; Same Store Revenues up 13.7%; Raises Outlook for Year” relating to the results of our first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – August 6, 2004	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 6, 2004		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller