Form 10-Q
period 2004-09-30
AARON RENTS INC
filed 2004-11-08
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

September 30, 2004	1-13941
For Quarter Ended	Commission File No.

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

Yes ☒

No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 4, 2004
Common Stock, $.50 Par Value	41,338,097
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Balance Sheets -September 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Earnings (Unaudited) - Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements (Unaudited)

Independent Registered Public Accounting Firm Review Report

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2004	December 31, 2003
	(In Thousands, Except Share Data)
ASSETS
Cash	$150	$95
Accounts Receivable (net of allowances of $2,900 in 2004 and $1,718 in 2003)	32,561	30,878
Rental Merchandise	609,454	518,741
Less: Accumulated Depreciation	(203,670)	(175,728)
	405,784	343,013
Property, Plant and Equipment, Net	105,729	99,584
Goodwill and Other Intangibles, Net	68,606	55,485
Prepaid Expenses and Other Assets	27,077	26,237
Total Assets	$639,907	$555,292

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts Payable and Accrued Expenses	$86,497	$83,854
Dividends Payable	646	655
Deferred Income Taxes Payable	67,898	55,290
Customer Deposits and Advance Payments	15,111	15,737
Credit Facilities	108,797	79,570
Total Liabilities	278,949	235,106

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 44,989,602 at September 30, 2004 and 44,990,212 at December 31, 2003	22,495	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2004 and 12,063,903 at December 31, 2003	6,032	6,032
Additional Paid-in Capital	90,823	88,305
Retained Earnings	280,956	243,415
Accumulated Other Comprehensive Loss	(1,231)
	399,075	360,247

Less: Treasury Shares at Cost,
Common Stock, 3,656,395 Shares at September 30, 2004 and 4,223,625 Shares at December 31, 2003	(22,213)	(24,157)
Class A Common Stock, 3,667,623 Shares at September 30, 2004 and December 31, 2003	(15,904)	(15,904)
Total Shareholders’ Equity	360,958	320,186

Total Liabilities & Shareholders’ Equity	$639,907	$555,292

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Share Data)

REVENUES:
Rentals and Fees	$173,721	141,405	$516,318	$403,861
Retail Sales	13,651	15,672	42,700	54,318
Non-Retail Sales	36,831	25,499	118,602	81,926
Other	7,445	5,830	26,807	17,302
	231,648	188,406	704,427	557,407
COSTS AND EXPENSES:
Retail Cost of Sales	9,785	11,900	30,158	40,146
Non-Retail Cost of Sales	34,253	23,571	110,268	76,050
Operating Expenses	104,864	88,111	307,615	252,607
Depreciation of Rental Merchandise	63,845	49,630	189,377	142,536
Interest	1,350	1,461	3,824	4,522
	214,097	174,673	641,242	515,861

EARNINGS BEFORE TAXES	17,551	13,733	63,185	41,546

INCOME TAXES	6,904	5,082	24,336	15,386

NET EARNINGS	$10,647	$8,651	$38,849	$26,160

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.21	$.18	$.78	$.53
Assuming Dilution	.21	.17	.77	.53

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$	$.026	$.0087
Class A Common Stock	.013		.026	.0087

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,711	49,077	49,557	48,905
Assuming Dilution	50,681	50,136	50,500	49,728

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net Earnings	$38,849	$26,160
Depreciation and Amortization	207,214	156,643
Additions to Rental Merchandise	(403,039)	(260,009)
Book Value of Rental Merchandise Sold or Disposed	159,882	129,762
Deferred Income Taxes	14,644	16,376
Gain on Sale of Marketable Securities	(5,481)
Gain on Sale of Property, Plant, and Equipment	(429)	(50)
Change in Accounts Payable and Accrued Expenses	(2,057)	2,315
Change in Accounts Receivable	(1,683)	1,498
Other Changes, Net	4,243	(210)
Cash Provided by Operating Activities	12,143	72,485

INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(27,550)	(24,672)
Contracts and Other Assets Acquired	(24,228)	(40,399)
Proceeds from Sale of Marketable Securities	7,592
Investment in Marketable Securities	(6,436)
Proceeds from Sale of Property, Plant, and Equipment	6,162	4,264
Cash Used by Investing Activities	(44,460)	(60,807)

FINANCING ACTIVITIES
Proceeds from Credit Facilities	237,688	35,923
Repayments on Credit Facilities	(208,461)	(43,396)
Dividends Paid	(1,397)	(923)
Issuance of Stock Under Stock Option Plans	4,542	2,078
Cash Provided (Used) by Financing Activities	32,372	(6,318)

Increase in Cash	55	5,360
Cash at Beginning of Period	95	96
Cash at End of Period	$150	$5,456

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The Consolidated Balance Sheet as of September 30, 2004, and the Consolidated Statements of Earnings and the Consolidated Statements of Cash Flows for the quarter and nine months ended September 30, 2004 and 2003, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.  Generally, actual experience has been consistent with management’s prior estimates and assumptions.  Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

On July 12, 2004 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares were distributed on August 16, 2004 to shareholders of record as of the close of business on August 2, 2004.  All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The results of operations for the quarter ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior periods to conform with the current period presentation.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.

Rental Merchandise

See Note A to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  Rental merchandise adjustments for the nine-month periods ended September 30 were $14.8 million in 2004 and $9.1 million in 2003.  Rental merchandise adjustments for the three-month periods ended September 30 were $7.8 million in 2004 and $3.3 million in 2003.  These charges are recorded as a component of operating expenses.  Beginning in the three-month period ended September 30, 2004 we began recording rental merchandise adjustments on the allowance method.  This change to the allowance method had the effect of increasing expenses for a one-time adjustment of approximately $2.5 million to set up a rental merchandise allowance reserve on our balance sheet.  We expect rental merchandise adjustments in the future under this new method to be materially consistent with the prior year’s adjustments under the direct write-off method.

Goodwill and Other Intangibles

During 2004, the Company has recorded $13.6 million in goodwill and $0.8 million in customer relationship intangibles in connection with a series of acquisitions of sales and lease ownership businesses.  Customer relationship intangibles are amortized on a straight-line basis over their useful lives of 2 years.  Amortization expense approximated $1.1 million and $126,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The aggregate purchase price for these 2004 asset acquisitions totaled approximately $26.5 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.  However, the purchase price allocations are tentative and preliminary and will be finalized prior to December 31, 2004.  The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Group Health Self Insurance

Effective on September 30, 2004, we revised certain estimates related to our accrual for group health self-insurance based on shorter lag periods for incurred but not reported claims and favorable claims experience which resulted in a reduction in expenses of $2.3 million and $1.4 million for the three month and nine month periods, respectively, ended September 30, 2004.  The group health self-insurance liability and expense are included in accounts payable and accrued expenses and in operating expenses in the accompanying consolidated balance sheets and statements of earnings, respectively.

Note B – Credit Facilities

See Note E to the consolidated financial statements in the 2003 Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the nine months ended September 30, 2004.  In addition, the Company was in compliance with all restrictive covenants contained in such credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Net Earnings	$10,647	$8,651	$38,849	$26,160
Other comprehensive (loss) income:
Derivative instruments, net of taxes	124	455	508	990
Unrealized gain on marketable securities, net of taxes	(767)	221	1,611	476
Recognition of unrealized gain on marketable securities, net of taxes			(3,350)
Total other comprehensive (loss) income	(643)	676	(1,231)	1,466
Comprehensive Income	$10,004	$9,327	$37,619	$27,626

Note D – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Revenues From External Customers:
Sales & Lease Ownership	$196,932	$155,203	$595,183	$456,788
Rent-to-Rent	27,012	26,869	80,647	82,912
Franchise	6,606	4,849	18,168	14,205
Other	224	1,066	8,298	3,295
Manufacturing	15,409	13,644	50,123	44,708
Elimination of Intersegment Revenues	(15,619)	(13,776)	(50,521)	(44,955)
Cash to Accrual Adjustments	1,084	551	2,529	454
Total Revenues from External Customers	$231,648	$188,406	$704,427	$557,407

Earnings Before Income Taxes:
Sales & Lease Ownership	$10,407	$9,568	$41,019	$30,570
Rent-to-Rent	1,757	1,122	6,218	4,647
Franchise	4,630	3,388	12,901	10,040
Other	494	(340)	2,656	(1,146)
Manufacturing	(1,167)	377	(218)	1,027
Earnings Before Income Taxes for Reportable Segments	16,121	14,115	62,576	45,138
Elimination of Intersegment Loss (Profit)	1,148	(290)	209	(1,898)
Cash to Accrual and Other Adjustments	282	(92)	400	(1,694)
Total Earnings Before Income Taxes	$17,551	$13,733	$63,185	$41,546

Revenues in the “Other” category are primarily from leasing space to unrelated third parties in our corporate headquarters building and revenues from several minor unrelated activities.  The pre-tax items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes, net of, in the nine months ended September 2004, the $5.5 million pre-tax gain recognized on the sale of marketable securities.

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

•                  Advertising expense in our Sales and Lease Ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes.  For financial reporting purposes, advertising expense is recognized when the related advertising activities occur.  The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line above.

•                  Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes.  The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share)
Net Earnings - As Reported	$10,647	$8,651	$38,849	$26,160
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(386)	(319)	(1,202)	(944)
Net Earnings - Pro Forma	$10,261	$8,332	$37,647	$25,216

Basic Earnings Per Share - As Reported	$.21	$.18	$.78	$.53

Basic Earnings Per Share - Pro Forma	$.21	$.17	$.76	$.52

Diluted Earnings Per Share - As Reported	$.21	$.17	$.77	$.53

Diluted Earnings Per share - Pro Forma	$.20	$.17	$.75	$.51

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

Note G – Commitments

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank.  In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2004, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $82.2 million. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

The Company has no long-term commitments to purchase merchandise. See Note G to the consolidated financial statements in the 2003 Annual Report on Form 10-K for further information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Aaron Rents, Inc.

We have reviewed the accompanying consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 5, 2004

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and nine months ended September 30, 2004, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories.  Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron Rents’ Rent-to-Rent division, and the MacTavish Furniture Industries division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores.  Our sales and lease ownership division accounted for 88% of our total revenues in both the third quarter and first nine months of 2004 compared with 86% and 85% in the comparable periods in 2003.

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

Results of Operations

Three months ended September 30, 2004 versus three months ended September 30, 2003

The following table shows key selected financial data for the quarters ended September 30, 2004 and 2003, and the changes in dollars and as a percentage to 2004 from 2003:

(In Thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Dollar Increase/ (Decrease) to 2004 from 2003	% Increase/ (Decrease) to 2004 from 2003
REVENUES:
Rentals and Fees	$173,721	$141,405	$32,316	22.9%
Retail Sales	13,651	15,672	(2,021)	(12.9)
Non-Retail Sales	36,831	25,499	11,332	44.4
Other	7,445	5,830	1,615	27.7
	231,648	188,406	43,242	23.0
COSTS AND EXPENSES:
Retail Cost of Sales	9,785	11,900	(2,115)	(17.8)
Non-Retail Cost of Sales	34,253	23,571	10,682	45.3
Operating Expenses	104,864	88,111	16,753	19.0
Depreciation of Rental Merchandise	63,845	49,630	14,215	28.6
Interest	1,350	1,461	(111)	(7.6)
	214,097	174,673	39,424	22.6
EARNINGS BEFORE TAXES	17,551	13,733	3,818	27.8
INCOME TAXES	6,904	5,082	1,822	35.9
NET EARNINGS	$10,647	$8,651	$1,996	23.0%

Revenues

The 23.0% increase in total revenues in the third quarter of 2004 over the same period in 2003 is primarily attributable to continued growth in our sales and lease ownership division, offset slightly by declining revenues in our rent-to-rent division.  Total revenues for our sales and lease ownership division increased $43.1 million to $204.3 million in the third quarter of 2004 compared to $161.2 million in the third quarter of 2003, a 26.7% increase.  This increase was attributable to a 10.9% increase in same store revenues driven by increased leasing volume and the net addition of 103 Company-operated stores since the end of the third quarter of 2003.

The 22.9% increase in rentals and fees revenues is attributable to a $32.3 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales fell 12.9% due primarily to a $2.0 million decrease in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.

The 44.4% increase in non-retail sales in the third quarter of 2004 reflects the significant growth of our franchise operations.  Our franchisees had revenues of $89.3 million during the third quarter of 2004, a 29.5% increase over the third quarter of 2003 revenues of $68.9 million. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 27.7% increase in other income primarily reflects an increase in franchise fees, royalty income, and other related revenues from our franchise operations of $1.7 million, or 35.7%, to $6.6 million compared with $4.8 million in the third quarter of 2003. Of this increase, royalty income from franchisees increased $1.1 million to $4.5 million in the third quarter of 2004 compared to $3.5 million in the third quarter of 2003, with increased franchise and financing fee revenues comprising the majority of the remainder.  This franchisee-related revenue growth reflects the net addition of 100 franchised stores since the end of the third quarter 2003 and improving operating revenues driven by increased lease volume at maturing franchised stores.

Cost of Sales

The 17.8% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above. Retail cost of sales as a percentage of retail sales decreased to 71.7% from 75.9%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 45.3%, following a similar percentage increase in non-retail sales described above.  Non-retail cost of sales as a percentage of non-retail sales remained comparable between the third quarters of 2004 and 2003.

Expenses

The 19.0% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses dropped to 45.3% for the third quarter of 2004 compared to 46.8% for the third quarter of 2003, the decrease driven by the maturing of new Company-operated sales and lease ownership stores and the 10.9% increase in same store revenues mentioned previously.

Beginning in the three-month period ended September 30, 2004 we began recording rental merchandise adjustments on the allowance method.  This change to the allowance method had the effect of increasing expenses for a one-time adjustment of approximately $2.4 million to set up a rental merchandise allowance reserve on our balance sheet.  We expect rental merchandise adjustments in the future under this new method to be materially consistent with the prior year’s adjustments under the direct write-off method.  Substantially offsetting this increase in operating expenses in the three month period ended September 30, 2004 was the revision of certain estimates related to our accrual for group health self-insurance based on shorter lag periods for incurred but not reported claims and favorable claims experience which resulted in a reduction in expenses of $2.3 million for the three month period ended September 30, 2004.

The 28.6% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue increased slightly to 36.8% for the third quarter of 2004 from 35.1% for the third quarter of 2003, resulting primarily from increased depreciation expense in connection with the larger number of short-term leases in 2004 in our sales and lease ownership division.

The 7.6% decrease in interest expense is a result of expiration of certain interest rate swap agreements subsequent to September 30, 2003.

The 35.9% increase in income tax expense is driven primarily by the increase in net earnings described below, as well as an increase in the effective tax rate relating to state income taxes in 2004.

Net Earnings

The 23.1% increase in net earnings to $10.6 million in the third quarter of 2004 from $8.7 million in the third quarter of 2003 is primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 10.9% increase in same store revenues; and a 35.7% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings held steady at 4.6% for the third quarters of both 2004 and 2003.

Nine months ended September 30, 2004 versus nine months ended September 30, 2003

The following table shows key selected financial data for the nine-month periods ended September 30, 2004 and 2003, and the changes in dollars and as a percentage to 2004 from 2003:

(In Thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Dollar Increase/ (Decrease) to 2004 from 2003	% Increase/ (Decrease) to 2004 from 2003
REVENUES:
Rentals and Fees	$516,318	$403,861	$112,457	27.8%
Retail Sales	42,700	54,318	(11,618)	(21.4)
Non-Retail Sales	118,602	81,926	36,676	44.8
Other	26,807	17,302	9,505	54.9
	704,427	557,407	147,020	26.4
COSTS AND EXPENSES:
Retail Cost of Sales	30,158	40,146	(9,988)	(24.9)
Non-Retail Cost of Sales	110,268	76,050	34,218	45.0
Operating Expenses	307,615	252,607	55,008	21.8
Depreciation of Rental Merchandise	189,377	142,536	46,841	32.9
Interest	3,824	4,522	(698)	(15.4)
	641,242	515,861	125,381	24.3
EARNINGS BEFORE TAXES	63,185	41,546	21,639	52.1
INCOME TAXES	24,336	15,386	8,950	58.2
NET EARNINGS	$38,849	$26,160	$12,689	48.5%

Revenues

The 26.4% increase in total revenues during the first nine months of 2004 over the same period in 2003 is primarily attributable to continued growth in our sales and lease ownership division.  Total revenues for our sales and lease ownership division increased $143.8 million to $617.2 million in the nine months ended September 30, 2004 compared to $473.4 million in the comparable period of 2003, a 30.4% increase.  This increase was attributable to an 11.3% increase in same store revenues and the net addition of 103 Company-operated stores since the end of the third quarter of 2003. Revenues in our rent-to-rent division fell $2.2 million to $81.7 million during the nine month period ended September 30, 2004 from $84.0 million in the comparable period of 2003, a 2.7% decrease. Consolidated revenues for the nine months ended September 30, 2004 also include a $5.5 million pre-tax gain on the sale of Rainbow Rentals common stock during the second quarter of 2004.

The 27.8% increase in rentals and fees revenues is attributable to a $113.0 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales fell 21.4% due primarily to a $10.1 million decrease in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe has replaced many retail sales.  In addition, there was a $1.6 million decrease in our rent-to-rent division retail sales revenue caused by the closure of 5 rent-to-rent stores since the end of the third quarter of 2003, coupled with an overall decrease in retail volumes.

The 44.8% increase in non-retail sales in the first nine months of 2004 reflects the significant growth of our franchise operations.  Our franchisees had revenues of $261.5 million during the nine months ended September 30, 2004, a 25.1% increase over the nine months ended September 30, 2003 revenues of $209.1 million. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 54.9% increase in other revenues is primarily attributable to recognition of a $5.5 million pre-tax gain on the sale of Rainbow Rentals common stock, and franchise fees, royalty income, and other related revenues from our franchise operations increasing $3.9 million, or 27.5%, to $18.1 million compared with $14.2 million for the nine months ended September 30, 2003.  Of this increase, royalty income from franchisees increased $2.3 million to $12.8 million in the nine months ended September 30, 2004 compared to $10.5 million in the nine months ended September 30, 2003, with increased franchise and financing fee revenues comprising the majority of the remainder.  This franchisee-related revenue growth reflects the net addition of 100 franchised stores since the end of the third quarter 2003 and improving operating revenues at maturing franchised stores.

Cost of Sales

The 24.9% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above.  Our rent-to-rent division’s retail cost of sales also declined, due to the store count reduction and decline in retail volume described above. Retail cost of sales as a percentage of retail sales decreased to 70.6% from 73.9% for the nine month periods ended September 30 2004 and 2003, respectively, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 45.0%, following a similar percentage increase in non-retail sales revenue described above.  Non-retail cost of sales as a percentage of non-retail sales increased slightly to 93.0% from 92.8% between the nine-month periods ended September 30, 2004 and 2003, respectively.

Expenses

The 21.8% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses dropped to 43.7% in the nine months ended September 30, 2004 compared to 45.3% for the comparable period of 2003, with the decrease attributable to the inclusion of the gain on the sale of Rainbow Rentals common stock mentioned above in other revenues and to the maturing of new Company-operated sales and lease ownership stores contributing to the 11.3% increase in same store revenues mentioned previously.

Beginning in the nine-month period ended September 30, 2004 we began recording rental merchandise adjustments on the allowance method.  This change to the allowance method had the effect of increasing expenses for a one-time adjustment of approximately $2.4 million to set up a rental merchandise allowance reserve on our balance sheet.  We expect rental merchandise adjustments in the future under this new method to be materially consistent with the prior year’s adjustments under the direct write-off method.  Substantially offsetting this increase in operating expenses in the nine month period ended September 30, 2004 was the revision of certain estimates related to our accrual for group health self-insurance based on shorter lag periods for incurred but not reported claims and favorable claims experience which resulted in a reduction in expenses of $1.4 million for the nine month period ended September 30, 2004.

The 32.9% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue increased slightly to 36.7% for the nine months ended September 30, 2004 from 35.3% for the comparable period in 2003, resulting primarily from increased depreciation expense in connection with the larger number of short-term leases in 2004 in our sales and lease ownership division.

The 15.4% decrease in interest expense is a result of expiration of certain interest rate swap agreements subsequent to September 30, 2003.

The 58.2% increase in income tax expense is driven primarily by the increase in net earnings described below, as well as an increase in the effective tax rate relating to increased state income taxes in 2004.

Net Earnings

The 48.5% increase in net earnings to $38.8 million for the nine month period ended September 30, 2004 from $26.2 million in the comparable period of 2003, is primarily due to the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to the 11.3% increase in same store revenues; recognition of a $3.4 million after-tax gain on the sale of Rainbow Rentals common stock; and a 27.5% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings improved to 5.5% in the first nine months of 2004 from 4.7% the same period in 2003.

Balance Sheet

Cash. The Company’s cash balance increased slightly to $150,000 at September 30, 2004 from $95,000 at December 31, 2003.  The consistency of the cash balance is the result of our position as a net borrower, with all excess cash being used to repay debt balances.

Rental Merchandise.  The increase of $62.8 million in rental merchandise, net of accumulated depreciation, to $405.8 million on September 30, 2004 from $343.0 million on December 31, 2003, is primarily the result of a net increase of 85 Company-operated Sales and Lease Ownership stores and two distribution centers since December 31, 2003, as well as replenishing the amount of merchandise needed in our distribution centers.

Goodwill and Other Intangibles.  The increase of $13.1 million, to $68.6 million on September 30, 2004 from $55.5 million on December 31, 2003, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets.  The aggregate purchase price for these asset acquisitions totaled approximately $26.5 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.

Credit Facilities. The $29.2 million increase in the amounts we owe under our credit facilities to $108.8 million at September 30, 2004 from $79.6 million at last fiscal year end reflects net borrowings under our revolving credit facility during the first nine months of 2004 primarily in order to fund purchases of rental merchandise, acquisitions, and working capital.

Deferred Income Taxes. The increase of $12.6 million in deferred income taxes payable, to $67.9 million on September 30, 2004 from $55.3 million on December 31, 2003, is primarily the result of March 2002 tax law changes, effective September 2001, that allow additional accelerated depreciation of rental merchandise and property, plant, and equipment for tax purposes.  Additional tax law changes effective May 2003 increased the allowable acceleration and extended the life of the March 2002 changes to December 31, 2004.

Liquidity and Capital Resources

General

Cash flows from operations for the nine months ended September 30, 2004 and 2003 were $12.1 million and $72.5 million, respectively.  The decline in cash flows from operations is primarily attributable to rental merchandise acquisitions associated with continuing new store growth.  Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•                  cash flow from operations

•                  bank credit

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At September 30, 2004, $44.3 million was outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance increased by approximately $29.2 million in the first nine months of 2004. The increase in borrowings is primarily attributable to cash borrowed for purchases of rental merchandise, acquisitions, and working capital.  We renegotiated our revolving credit agreement on May 28, 2004, extending the life of the agreement until May 28, 2007 and increasing the total available credit to $87 million.  From time to time we use interest rate swap agreements as part of our overall long-term financing program. We also have $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, principal repayments for which are first required in 2005.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at September 30, 2004 and anticipate remaining in compliance for the foreseeable future.

As of September 30, 2004, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 1,186,890 common shares.

We have a consistent history of paying dividends, having paid dividends for 17 consecutive years. A $.009 per share dividend on Common Stock and Class A Common Stock was paid in January 2003 and July 2003.  In addition, our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2003, for a total fiscal year cash outlay of $924,000.  A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2004 and July 2004.  In addition, in July 2004 our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2004, for a total cash outlay of $1,397,000.  In August 2004 the Board of Directors announced an increase in the frequency of cash dividends from semi-annual to quarterly basis.  The first quarterly payment of $.013 per share on both Common Stock and Class A Common Stock will be distributed in October 2004.  Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends.

We believe that our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise will be sufficient to fund our capital and liquidity needs for at least the next 24 months.

Commitments

Construction and Lease Facility. On October 31, 2001, we renewed our $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at September 30, 2004 was approximately $24.8 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 1.1%. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than agreed upon values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.8 million, respectively, at September 30, 2004.

Income Taxes.  Within the next three months, we anticipate that we will make cash payments for 2004 income taxes approximating $5.5 million.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2017. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2004, including leases under our construction and lease facility described above, are as follows: $11.3 million in 2004; $39.1 million in 2005; $29.1 million in 2006; $20.5 million in 2007; $13.4 million in 2008; and $12.5 million thereafter.

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

The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of September 30, 2004:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$97,622	$54,290	$20,009	$20,011	$3,312
Capital Leases	11,175	415	983	1,403	8,374
Operating Leases	125,810	37,251	57,823	23,455	7,281
Total Contractual Cash Obligations	$234,607	$91,956	$78,815	$44,869	$18,967

Franchise and Residual Value Guaranty. The Company has certain commercial commitments related to franchisee borrowing guarantees and residual values under operating leases. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The following table shows the Company’s approximate commercial commitments as of September 30, 2004:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$82,231	$82,231	$	$	$
Residual Value Guarantee Under Operating Leases	21,100		21,100
Total Commercial Commitments	$103,331	$82,231	$21,100	$	$

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

At September 30, 2004, we had swap agreements with total notional principal amounts of $20 million that effectively fixed the interest rates on obligations in the notional amount of $20 million of debt under our variable payment construction and lease facility at an average rate of 8.28% until June 2005.  The fair value of interest rate swap agreements was a liability of approximately $0.6 million at September 30, 2004. A 1% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

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

Internal Control Over Financial Reporting.

There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS:

(a) The following exhibits are furnished herewith:

15 Letter Re: Unaudited Interim Financial Information.

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

AARON RENTS, INC.
(Registrant)

Date – November 8, 2004	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – November 8, 2004		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller