Form 10-K
period 2004-12-31
AARON RENTS INC
filed 2005-03-08
CIK 706688

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED December 31, 2004	COMMISSION FILE NO. 1-13941

AARON RENTS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0687630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 E. PACES FERRY ROAD, N.E. ATLANTA, GEORGIA	30305-2377
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 231-0011

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.50 Par Value	New York Stock Exchange
Class A Common Stock, $.50 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $874,317,396.  See Item 12.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

TITLE OF EACH CLASS	SHARES OUTSTANDING AS OF FEBRUARY 25, 2005
Common Stock, $.50 Par Value	41,371,818
Class A Common Stock, $.50 Par Value	8,396,233

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference into Part II of this Form 10-K.

Portions of the registrant’s definitive Proxy Statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.    BUSINESS

General

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances, and accessories, with 1,031 stores, which includes both our company-operated and independently-owned franchised stores, in 45 states, Puerto Rico and Canada as of December 31, 2004.  Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron Rents’ Rent-to-Rent division, and the MacTavish Furniture Industries division, which supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective opportunistic acquisitions

At December 31, 2004, we had 973 sales and lease ownership stores, including 616 company-operated stores in 27 states and Puerto Rico and 357 franchised stores in 43 states and Canada.  There were also 58 rent-to-rent stores in our rent-to-rent division in 14 states at December 31, 2004.  Revenues from our sales and lease ownership division (which includes franchise revenues) accounted for 88%, 86%, and 81%, of our total revenues in 2004, 2003, and 2002, respectively.

Our Chairman and Chief Executive Officer, R. Charles Loudermilk, Sr., established Aaron Rents in 1955, and we were incorporated under the laws of Georgia in 1962.

An overview of our three divisions follows.

Aaron’s Sales & Lease Ownership.  Our sales and lease ownership division focuses on providing durable household goods to lower to middle income consumers who have limited or no access to traditional credit sources such as bank financing, installment credit or credit cards.  Our sales and lease ownership program enables these customers to obtain quality-of-life enhancing merchandise that they might otherwise not be able to afford without incurring additional debt or long-term obligations.

We franchise our sales and lease ownership stores in selected markets where we have no immediate plans to enter. We believe that our franchise program:

•  allows us to grow more quickly

•  achieves economies of scale in purchasing, manufacturing and advertising for our sales and lease ownership stores

•  increases exposure to our brand

•  provides new revenues from franchise fees and royalties

We have added 204 company-operated and 125 franchised sales and lease ownership stores since the beginning of 2003.  We estimate that we will open approximately 80 company-operated sales and lease ownership stores in 2005 as well as seek selective acquisitions.  We anticipate that our franchisees will open approximately 80 franchised sales and lease ownership stores in 2005.

Aaron Rents’ Rent-to-Rent.  Our rent-to-rent division rents new and rental return merchandise to individuals and businesses, with a focus on renting residential and office furniture to business customers. We have been in the rent-to-rent business for over 49 years and believe we are the second largest furniture rent-to-rent company in the United States. In 2004, the rent-to-rent business stabilized from the declines experienced in 2003 and 2002 due to the weak economy and reduced corporate spending.  In response, we reduced our rent-to-rent store count by 12 stores since the beginning of 2003 and took other steps to improve this division’s profitability, with these measures and the economic recovery leading to the improved 2004 earnings results despite nearly unchanged revenues.  Our rent-to-rent division remains an important source of net earnings to us.

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

Industry Overview

The Rent-to-Own Industry

The rent-to-own industry, a growing segment of the retail industry, offers an alternative to traditional methods of obtaining electronics, furniture, and appliances.  According to industry sources, there are approximately 8,300 rent-to-own stores in the United States. Annual industry-wide revenues are believed to be approximately $6.2 billion.

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

Aaron’s Sales & Lease Ownership versus Traditional Rent-to-Own

We believe that our sales and lease ownership model is unique. By providing customers with the option either to purchase merchandise outright or lease merchandise with the opportunity to obtain ownership, we blend elements of rent-to-own and traditional retailing.  We enable cash or credit-constrained customers to obtain quality-of-life enhancing merchandise that they otherwise might not be able to afford without incurring additional debt or long-term obligations. In addition to these core customers, our concept is also popular with consumers who have only a temporary need for the merchandise or want to try out a particular brand or model before purchase.  We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower to middle income consumers than a typical rent-to-own business or the more traditional method of credit installment sales.

Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their rental merchandise. More of the initial renters of our merchandise obtain ownership versus rent-to-own businesses in general. We believe our sales and lease ownership model offers the following unique characteristics:

• Flexible payment methods—we offer our customers the opportunity to pay by cash, credit card or check, compared with the more common cash payment method at rent-to-own stores. Approximately 47% of our customers pay by check or credit card.

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

Our sales and lease ownership model also has attractive features in common with traditional retailers. We offer an up-front “cash and carry” purchase option on selected merchandise at prices that are competitive with traditional retailers. Our merchandise selection and store size are more typical of traditional retailers. However, unlike most traditional retailers, our sales and lease ownership transactions are not credit installment contracts.

The Rent-to-Rent Industry

The furniture component of the rent-to-rent industry is believed to be greater than $600 million in annual rental revenues. The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to meet temporary needs.  The industry is highly competitive and has consolidated, with only a handful of companies accounting for a substantial share of the market.

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

In the typical rent-to-rent transaction, the customer agrees to rent one or more items for a minimum of three months, a term which may be extended by the customer on a month-to-month basis.  Although many rental agreements give the customer the option of purchasing the rented item, most customers do not enter into the transaction with the desire to own the rented merchandise.

Operating Strategies

Our operating strategies are focused on differentiation from our competitors and improved efficiencies.  We strive to:

• Differentiate the Aaron’s Sales & Lease Ownership concept.  We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’ such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on selected merchandise at prices that are competitive with traditional retailers.  Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make sales and lease ownership customers feel welcome in our stores.

• Offer high levels of customer service and satisfaction.  We foster relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. Aaron Rents demonstrates its commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training called Aaron’s University, which is a 30-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.

• Promote our vendors and the Aaron’s brand name. Our marketing programs target the prime customer base for our products, such as our “Dream Products” merchandise, which we advertise through our “Drive Dreams Home” sponsorship of NASCAR championship racing. Sponsorship of other sporting events also reaches this market. We typically distribute mass mailings of promotional material outlining specific products every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year.  We currently mail about 20 million flyers monthly nationwide.  We also utilize local television and radio advertising in concentrated geographic markets and for special promotions.

• Capitalize on our existing rent-to-rent business.  We strive to increase revenues in our existing rent-to-rent stores, particularly in the business sector, while managing that division’s costs and expenses to make best use of its net earnings and cash flow for the development of our higher-growth operations. We believe that our ability to deliver furniture and equipment to our business customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to deliver comparable merchandise.  In addition, we locate warehouses next to each showroom, enabling store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries.  This results in more efficient and consistent customer service.  Revenues in the rent-to-rent business stabilized as the economy began to recover in 2004, and earnings improved as our measures to improve profitability in reaction to the decline in the business in previous years took effect.  We believe that our rent-to-rent business will continue to provide us with cash flow to finance a portion of the planned expansion of the sales and lease ownership division.  In addition, we believe that continued economic expansion may provide growth opportunities in the rent-to-rent market, particularly in the business sector.

• Manage merchandise through our manufacturing and distribution capabilities.  We believe that our furniture manufacturing operations and network of 13 fulfillment centers at December 31, 2004 give us a strategic advantage over our competitors.  Manufacturing enables us to control the quality, cost, styling, durability and quantity of a substantial portion of our rental furniture merchandise, and provides us a reliable source of rental furniture. Our distribution system allows us to deliver merchandise promptly to our stores and manage inventory levels more efficiently.  We plan to open several more fulfillment centers in 2005.

• Utilize proprietary management information systems.  We have developed proprietary computerized information systems to systematically manage collections and merchandise returns and to match inventory with demand.  Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Our separate systems are tailored to meet the distinct needs of our sales and lease ownership and rent-to-rent operations.

Growth Strategies

We seek to increase our revenues and profitability through our growth strategies. Our growth strategies are to:

• Open additional company-operated sales and lease ownership stores. Our strategy is to open sales and lease ownership stores in existing and selected new geographic markets where we can cluster stores to realize economies of scale in marketing and distribution and other operating efficiencies.  In accordance with this strategy we added 116 company-operated store locations in 2004.

• Increase revenues and net earnings from existing sales and lease ownership stores.  We experienced same store revenue growth of 11.6% in 2004, 10.1% in 2003, and 13.0% in 2002.  We calculate same store revenue growth by comparing revenues from consecutive years for all stores open for that entire 24-month period, excluding stores that received rental agreements from other closed or merged stores.  We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores opened in the past few years mature.

• Seek acquisitions in both new and existing sales and lease ownership markets.  We will continue to explore acquisitions of other rent-to-own operations as another avenue of growth.  In 2004, we added 85 sales and lease ownership locations through acquisitions.  Some of these locations were subsequently merged with existing locations to achieve fixed cost leverage.

• Award additional sales and lease ownership franchises.  We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets.  In addition, the combination of company-owned and franchised stores creates a larger store base that enhances the economies of scale in purchasing, manufacturing, and advertising for our sales and lease ownership stores.  Franchise fees and royalties also represent a growing source of company revenues.  In 2004 we added 70 franchise locations and had a pipeline at year-end 2004 of 301 stores scheduled to open over the next few years.

Operating Divisions

Sales & Lease Ownership

We established our Aaron’s Sales & Lease Ownership division in 1987.  At December 31, 2004, we had 616 company-operated sales and lease ownership stores in 27 states and Puerto Rico, and 357 franchised sales and lease ownership stores in 43 states and Canada.  We believe that the decline in the number of furniture stores that focus on credit installment sales to lower to middle income consumers has created a market opportunity for our unique sales and lease ownership concept.  The traditional retail consumer durable goods market is much larger than the rental market, leaving substantial potential for growth for our sales and lease ownership division.  We believe that the segment of the population targeted by our sales and lease ownership division comprises over 40% of all households in the United States and that the needs these consumers are generally underserved.

We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising selection and store layout, pricing, and agreement terms for our target customer market.  We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of rent-to-own stores, our traditional rent-to-rent business, and the operations of home furnishings retailers who finance merchandise.

The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet.  In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access strategically located within ten miles of established working class neighborhoods and communities.  Many of our stores are placed near existing competitors’ stores.  Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within ten miles of the store.  We emphasize a broad selection of brand name products for our electronics and appliance items, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division.  Our sales and lease ownership stores also offer computers and jewelry.

We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by home furnishings retailers who finance merchandise.  Approximately 75% of our sales and lease ownership agreements are monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership.  Customers can have the item serviced free of charge or replaced at any time during the rental agreement.  Merchandise from the agreements that do not go to term is either re-rented or sold.  We also offer, for selected merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

Sales and Lease Ownership Franchise Program

We began franchising Aaron’s Sales & Lease Ownership stores in selected markets in 1992 and have continued to attract franchisees.  We do not anticipate that franchised stores will compete with company-operated stores, as we mainly award franchises in markets where we have no operations and no current plans to enter.  As of December 31, 2004, we have 357 franchise stores open and area development agreements with franchisees to open 301 stores in the future.  We believe that our relations with our franchisees are good.

Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although many franchisees currently operate a single store.  Most franchisees are involved in the day-to-day operations of the stores.

We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores.  Under our current standard agreement, we require the franchisee to pay a franchise fee of $50,000 per store.  Agreements are for a term of 10 years, with one 10-year renewal option, and franchisees are obligated to remit to us royalty payments to us of 5% of the franchisee’s weekly cash collections.  The royalty payments increased to 6% for all franchise agreements entered into or renewed after December 31, 2002.

We assist each franchisee in selecting the proper site for each store.  Because of the importance of location to the Aaron’s Sales & Lease Ownership concept, one of our pre-opening directors visits the intended market and helps guide the franchisee through the selection process.  Once a site is selected, we help in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we provide assistance in assuring that the design and decor of the showroom is consistent with our requirements. We also lease the exterior signage to the franchisee, and assist with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

We have an arrangement with several banks to provide financing to qualifying franchisees to assist with establishing and operating their stores.  An inventory financing plan to provide franchisees with the capital to purchase inventory is a primary component of the financing program.  For qualified established franchisees, we have arranged for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. We guarantee amounts outstanding under the franchisee financing programs.

All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees in general are not required to purchase their rental merchandise from our fulfillment centers, although most do so in order to take advantage of Company sponsored financing, bulk purchasing discounts, and favorable delivery terms.  Several franchisees also purchase their rental furniture directly from our MacTavish Furniture Industries division.

We conduct a financial audit of our franchise stores every six to 12 months and also conduct regular operational audits—generally visiting each franchise store almost as often as we visit our company-operated stores. In addition, our proprietary management information system links each franchised store to corporate headquarters.

Rent-to-Rent

We have been in the rent-to-rent business for over 49 years and believe we are the second largest furniture rent-to-rent company in the United States.  Our rent-to-rent business accounted for approximately 12% of total revenues in 2004, 14% for 2003, and 19% for 2002.  We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers.  As of December 31, 2004, we operated 58 rent-to-rent stores in 14 states.

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

We generally sell rental return merchandise at stores at or above its book value, that is, cost less depreciation, plus selling expenses—a price which is usually lower than the price for comparable new merchandise.  Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as rental return merchandise, we have the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.

Furniture Manufacturing

We believe that our manufacturing capability gives us a strategic advantage over our competitors by enabling us to control the quality, cost, timing, styling, durability and quantity of our furniture rental products. As the only major furniture rental company that manufactures its own furniture, we believe that of manufacturing facilities, totaling 673,000 square feet, provide us more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are, therefore, dependent upon third party suppliers.

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

•  office furniture, including desks, credenzas, conference tables, bookcases and chairs

•  designer lamps, tables and accessories, which we also manufacture for selected national and regional retailers

MacTavish has designed special features for the furniture it manufactures which, we believe, reduces production costs, enhances product durability, and improves the shipping process relative to furniture purchased from third parties.  These features include:

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

The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywoods and hardwoods. All of these materials are purchased in the open market from unaffiliated sources.  We are not dependent on any single supplier, and none of the raw materials are in short supply.

Marketing and Advertising

In our sales and lease ownership operations, we rely heavily on national and local television advertising, direct mail, and direct delivery of promotional materials.  We focus our television advertising on our successful “Dream Products” program. This program features “dream” products such as wide screen televisions, computers, stainless steel refrigerators, top brand name washers and dryers, and lawn tractors.  To help promote the Dream Products program we have continued our relationship with NASCAR in 2004, which reaches a prime audience in our targeted demographic.  We promote our brand, as well as our vendors’ products, by sponsoring a NASCAR Busch Series race at the Atlanta Motor Speedway.  The race is titled Aaron’s 312, promoting our three reasons to obtain merchandise and our unique 12-month lease ownership plan. We also sponsor the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 312 NASCAR Busch Series Race and the Aaron’s 499 NASCAR Nextel Cup Series Race.  We have continued our sponsorship of driver Michael Waltrip’s #99 Aaron’s Dream Machine in the Busch Series.   In addition, we are a league sponsor of the Arena Football League, which is broadcast nationally on NBC and regionally on Fox Sports Net (FSN).  This sponsorship includes uniform patches on all visiting teams’ jerseys and local promotions throughout the country.  Football oriented commercials have been produced to air during the Arena Football League broadcast featuring Football Hall of Fame football personality Terry Bradshaw.

Sales and lease ownership stores are located within neighborhood communities, and mass mailings of promotional material are typically distributed every two weeks.  The goal is to reach households within a specified radius of each store at least 24 times per year, with about 20 million flyers currently mailed monthly nationwide.  In addition, delivery personnel are trained to leave promotional material at the door of each residence within five doors of the delivery destination.  In concentrated geographic markets, and for special promotions, we also utilize local television and radio advertising.

We market our rent-to-rent operations through outside sales staff to local apartment communities, calling on leasing agents, resident managers, and property managers. This group heavily influences individual referral business as well as corporate relocation professionals. We also market to interim housing providers that offer temporary housing to corporations that relocate personnel around the country. We have regional and national marketing staff that focuses on this growing segment of the rent-to-rent industry. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrents.com; www.aaronrentsfurniture.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10-K) to reach customers.  In addition to advertising specific vendor products, we believe this advertising increases Aaron Rents’ brand recognition.

Store Operations

Management

Our Aaron’s Sales & Lease Ownership division has ten regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions.  Our rent-to-rent division is organized geographically into two regions, each supervised by a vice president.  Presidents manage the sales and lease ownership and rent-to-rent divisions.

Stores are directly supervised by 64 sales and lease ownership regional managers and 6 rent-to-rent regional managers.  At the individual store level, the store manager is responsible for:

•  customer and credit relations

•  deliveries and pickups

•  warehouse and inventory management

•  certain marketing efforts

Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager’s compensation is dependent upon store revenues and profits.

Executive management directs and coordinates:

•                  purchasing

•                  financial planning and control

•                  franchise operations

•                  manufacturing

•                  employee training

•                  new store site selection and construction for the company-operated stores

•                  long range and strategic planning

•                  organizational issues

•                  acquisitions

Our internal audit department conducts periodic audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of rent-to-rent stores and franchised sales and lease ownership stores.  Our business philosophy has always emphasized safeguarding of Company assets, strict cost containment, and fiscal controls.  Executive and store level management monitor expenses to contain costs.  We pay all invoices from company headquarters in order to enhance fiscal accountability.

We believe that careful attention to the safeguarding of rental merchandise, our most significant asset, as well as the expense side of our operations has enabled us to maintain financial stability and profitability.

Management Information Systems

We use computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring.  Through the use of proprietary software developed in-house, each of our stores is linked by computer directly to corporate headquarters, which enables us to monitor the performance of each store on a daily basis.  Different systems are used to run the sales and lease ownership and rent-to-rent operations due to the significant differences in the businesses.  At the store level, the store manager is better able to track merchandise on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing, and match customer needs with available inventory.

Rental Agreement Approval, Renewal and Collection

One of the keys to the success of our sales and lease ownership operation is timely cash collections.  Individual store managers use our computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their lease payments are due in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in the sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.

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

Net bad debt losses from rent-to-rent rentals as a percentage of rent-to-rent rental revenues were approximately 1.4%, 2.5%, and 1.6%, for the years ended December 31, 2004, 2003, and 2002, respectively.  We do not extend credit to sales and lease ownership customers.  For the same periods, net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.6%, 2.2%, and 2.2% respectively.  We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

Customer Service

We believe that customer service is one of the most important elements in the success of our sales and lease ownership and rent-to-rent businesses. Customer satisfaction is critical because the customer typically has the option of returning the rented merchandise at any time.  Our goal is to make our customers feel positive about Aaron Rents and our products from the moment they enter our showrooms.  Items are serviced at no charge to the customer, and quick, free delivery is available in many cases.  In order to increase rentals at existing stores, we foster relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.

Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs.  Our Aaron’s Sales & Lease Ownership division has 41 training facilities where store managers and employees learn and review all areas of our operations, with a heavy emphasis on customer service.  We also have a training program we call Aaron’s University designed to provide a uniform customer service experience regardless of the store location, whether company-operated or franchised.  Standardizing operating procedures throughout our system is a primary focus of Aaron’s University.  We have a 30-course curriculum for sales and lease ownership managers.  The rent-to-rent division’s sales and management training programs have similar training conducted at our Atlanta headquarters.  Our policy of promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution

Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands. In our rent-to-rent division, furniture is the primary merchandise category, accounting for approximately 92% of rent-to-rent revenues for the year ended December 31, 2004.

The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2004 attributable to different merchandise categories:

Merchandise Category	Percentage of 2004 Revenues
Electronics and appliances	52%
Furniture	35%
Computers	12%
Other	1%

We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors.  One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies nearly one-half of the furniture we rent or sell.  We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.

Rent-to-rent stores receive merchandise directly from vendors who ship to the stores’ attached warehouses.  Sales and lease ownership stores typically have smaller warehouses with less merchandise storage space than our rent-to-rent stores.  Vendors normally ship directly to our fulfillment centers.

Sales and lease ownership operations utilize fulfillment centers to control merchandise.  All company-operated sales and lease ownership stores receive merchandise directly from our 13 fulfillment centers located in Auburndale, Florida; Dallas and Sugarland, Texas; Duluth, Georgia; Columbus, Ohio; Baltimore, Maryland; Winston-Salem, North Carolina; Phoenix, Arizona; Carolina, Puerto Rico; Oklahoma City, Oklahoma; Madison, Tennessee; Magnolia, Mississippi; and Plainfield, Indiana, and we plan to open several more fulfillment centers in 2005.  Most of our stores are within a 250-mile radius of a fulfillment center, assuring timely shipment of supplies to the stores and fast delivery of orders to customers.

We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.

Competition

Aaron Rents’ businesses are highly competitive. We compete in the rent-to-own and credit retail markets. Our two largest competitors in the rent-to-own market are Rent-A-Center, Inc. and Rent-Way, Inc. We also compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants.  Cort Business Services Corporation is our largest rent-to-rent competitor.

Although definitive industry statistics are not available, we believe that Aaron Rents is one of the largest furniture rental companies in the United States. We also believe that we generally have a favorable competitive position in that industry because of our manufacturing capabilities, prompt delivery, competitive pricing, brand recognition and commitment to customer service.

Government Regulation

We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most of these states have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items.  The most restrictive states limit the total amount that a customer may be charged for an item to twice the “retail” price for the item, or regulate the amount of “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our rental purchase transactions as a matter of good business ethics and customer service.

At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.  We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.

Our sales and lease ownership store franchise program is subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises.  Several state laws also regulate substantive aspects of the franchisor-franchisee relationship.  The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information.  A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities.  We believe we are in material compliance with all applicable franchise laws.

Employees

At December 31, 2004, Aaron Rents had approximately 6,400 employees.  None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

Information on Segments and Geographic Areas

We currently only operate in the United States, Puerto Rico and Canada. Information on our four reportable segments—sales and lease ownership, rent-to-rent, franchise and manufacturing—is set forth in Note K to our Consolidated Financial Statements.  See Item 8 of Part II.

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

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

Certain written and oral statements made by our company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “anticipate,” “believe,” “expect,” “intend”, “estimate,” “project,” “will,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including growth in store openings and franchises awarded, market share, and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company’s historical experience and the company’s present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of these risks and uncertainties, see the following risk factors:

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

Opening new company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores depends, among other things, upon our ability to:

•  finance the opening and operating of new stores

•  locate new stores at reasonable rental rates

•  hire and train management and personnel to staff the new stores

If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rates we currently contemplate.

If we cannot manage the costs of opening new stores, our profitability may be hurt.

Since the beginning of 2003, we added a net of 204 company-operated sales and lease ownership stores.  Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time.  This effect is sometimes called “new store drag.”  During 2004, we estimate that start-up expenses for new stores reduced our pre-tax earnings by approximately $6 million, or $.12 per diluted share.  We cannot be certain that we will be able to fully recover these significant costs in the future.

If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, our profitability may decrease.

If we are unable to integrate businesses successfully, we may incur substantial cost and delays in increasing our customer base.  In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron Rents’ existing business.  Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

Our competitors could impede our ability to attract new customers, or attract current customers away from us.

Our businesses are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. We compete in the rent-to-rent market with a national and local companies and, to a lesser extent, with apartment owners who purchase furniture for rental to tenants.  Some of our competitors have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have.  Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets.  Greater name recognition, or better public perception of a competitor’s reputation, may help them attract market share away from us, even in our established markets.

Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.

We believe that we have benefited substantially from Mr. Loudermilk’s leadership and that the loss of his services at any time in the near future could adversely affect our business and operations.  We are also dependent on the continued services of the rest of our management team, including key executives.  The loss of these individuals without adequate replacement could also adversely affect our business.  Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.

Additionally, we need a growing number of qualified managers to operate our stores successfully.  The inability to attract and retain qualified individuals, or a significant increase in costs to do so, would materially adversely affect our operations.

We may not be able to attract qualified franchisees, which may slow the growth of our business.

Our growth strategy is partially dependent upon our franchisees developing new franchised sales and lease ownership stores.  We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into area development agreements for several stores.  A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees.  These developments could also adversely affect our franchisees’ ability to obtain adequate capital to develop and operate new stores on time, or at all.  Our inability to find qualified franchisees could slow our growth.

Qualified franchisees who conform to our standards and requirements are also important to the overall success of our business.  Our franchisees, however, are independent contractors and not employees, and consequently we cannot control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, which could in turn slow our growth, reduce our franchise revenues, or damage our image and reputation.

Because our rent-to-rent division is dependent on business customers, slowdowns in corporate spending may decrease our revenues.

Our rent-to-rent division depends on business customers for a significant percentage of its rental revenues. Because businesses are likely to curb spending during economic downturns, the revenues of our rent-to-rent business may be adversely affected during these periods. Revenues from our rent-to-rent division decreased 0.5% in 2004 compared with 2003 revenues.  We cannot be certain that revenues from our rent-to-rent division will increase in the future.

Our sales and lease ownership operations are subject to considerable government regulation.  Adverse changes in these laws could expose us to significant compliance costs or burdens or expose us to material litigation, which could leave us liable for a significant judgment or force us to change our business.

We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores.  At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation regulate the industry has been proposed from time to time.  Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance.  In addition, new burdensome legislation might force us to change our business model, and might reduce the economic potential of our sales and lease ownership operations.

Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items.  The most restrictive states limit the total amount that a customer may be charged for an item to twice the “retail” price for the item, or regulate the amount of “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous to us.

In addition to the risk of lawsuits related to the disclosure laws that regulate rent-to-own transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry and the currently applicable laws. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

We are subject to laws that regulate franchisor-franchisee relationships.  Our ability to develop new franchised stores and enforce our rights against franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.

As a franchisor, we are subject to both regulation by the Federal Trade Commission and state laws regulating the offer and sale of franchises.  Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy.  In addition, our failure to comply with franchise regulations could cause us to lose franchise fee and ongoing royalty revenues.  Moreover, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.

ITEM 2.    PROPERTIES

We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2019.  Most of the leases contain renewal options for additional periods ranging from one to fifteen years at rental rates generally adjusted on the basis of the consumer price index or other factors.

The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, lamp manufacturing facilities and fulfillment centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Duluth, Georgia	Furniture Manufacturing	23,000
Sun Valley, California	Lamp and Accessory Manufacturing	52,000
Tampa, Florida	Lamp and Accessory Manufacturing	50,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Auburndale, Florida	Sales & Lease Ownership Fulfillment Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Fulfillment Center	95,000
Columbus, Ohio	Sales & Lease Ownership Fulfillment Center	92,000
Dallas, Texas	Sales & Lease Ownership Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership Fulfillment Center	97,000
Sugarland, Texas	Sales & Lease Ownership Fulfillment Center	104,000
Winston Salem, North Carolina	Sales & Lease Ownership Fulfillment Center	83,000
Carolina, Puerto Rico	Sales & Lease Ownership Fulfillment Center	20,000
Madison, Tennessee	Sales & Lease Ownership Fulfillment Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Fulfillment Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Fulfillment Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership Fulfillment Center	98,000

Our executive and administrative offices occupy approximately 42,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta.  We lease most of the remaining space to third parties under leases with remaining terms averaging three years.  We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia from a limited liability company controlled by our chairman, chief executive officer, and controlling shareholder to accommodate our financial and technology operations.  See Note D to our Consolidated Financial Statements.  We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          The information presented under the caption “Common Stock Market Prices & Dividends” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.  The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.  During the year ended December 31, 2004, the Company paid three cash dividends.  No assurance can be provided that such dividends will continue.

As of February 25, 2005, there were 271 holders of record of the Common Stock and 115 holders of record of the Class A Common Stock.

Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

(b)         Not applicable.

(c)          The Company made no repurchases of its Common Stock or Class A Common Stock during the fourth quarter of 2004.  As of December 31, 2004, the Company’s Board of Directors had authorized the repurchase of up to 2,670,502 common shares pursuant to repurchase authority publicly announced at from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

The information presented under the caption “Selected Financial Information” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note D: Credit Facilities” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Earnings,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and the reports entitled “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  An evaluation of Aaron Rents’ disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K.

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

Based on management’s evaluation the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Internal Control Over Financial Reporting.  There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on the Company’s internal control over financial reporting as of December 31, 2004, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.  The Company’s independent auditor has issued a report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” that also appears in the Annual Report to Shareholders.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s ‘audit committee financial expert’; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers; is incorporated herein by reference to this item.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004, with respect to director and executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, are incorporated herein by reference to this item.

For purposes of determining the aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004, with respect to related party transactions, is incorporated herein by reference in response to this item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A)    1.    FINANCIAL STATEMENTS

The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are incorporated in Item 8 by reference from the Company’s Annual Report to Shareholders for the year ended December 31, 2004.

Consolidated Balance Sheets—December 31, 2004 and 2003
Consolidated Statements of Earnings—Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

2.    FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

3.    EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(a)

Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the “March 31, 1996 10-Q”), which exhibit is by this reference incorporated herein.

3(b)

Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is by this reference incorporated herein.

3(c)	Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation.
4	See Exhibits 3 (a) through 3 (c).
10(a)

Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 10-Q”), which exhibit is incorporated by this reference. *

10(b)

Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10(c)

Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10(d)

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the “December 31, 1994 10-Q”), which exhibit is by this reference incorporated herein.

10(e)

Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is by reference incorporated herein.

10(f)

Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 17, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), which exhibit is incorporated by this reference.

10(g)

Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and letter agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the Company’s 1997 10-K, which exhibit is incorporated by this reference.

10(h)

Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, Dated January 20, 1998, filed as Exhibit 10(a) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.

10(i)	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.
10(j)

Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”), which exhibit is incorporated by this reference.

10(k)

Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is incorporated by this reference.

10(l)

Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10(m)

Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10(n)

Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the Company’s 2000 10-K, which is incorporated by this reference.

10(o)

Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10(p)

Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001 filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”), which is incorporated by this reference.

10(q)

Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 30, 2001 filed as Exhibit 10(b) to the Company’s March 31, 2001 10-Q, which is incorporated by this reference.

10(r)

Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 333-76026, filed with the Commission on December 28, 2001 which exhibit is by this reference incorporated herein. *

10(s)

Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001 filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated by this reference.

10(t)

Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note filed as exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which is incorporated by this reference.

10(u)

Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003 filed as Exhibit 10(u) to the Company’s Quarterly Report for the quarter ended March 31, 2003 (the “March 31, 2003 10-Q”), which exhibit is incorporated by this reference.

10(v)

Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003 filed as Exhibit 10(v) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.

10(w)

Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. (“Sponsor”), and SunTrust Bank (the “Servicer”) dated April 30, 2003 filed as Exhibit 10(w) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.

10(x)

Third Amendment to Revolving Credit Agreement by and among Aaron Rents, Inc., Aaron Rents, Inc. Puerto Rico, the several banks and other financial institutions from time to time party thereto, SunTrust Bank, and Wachovia Bank, National Association, dated January 27, 2004 filed as Exhibit 10(x) to the Company’s Quarterly Report for the quarter ended March 31, 2004 (the “March 31, 2004 10-Q”), which exhibit is incorporated by this reference.

10(y)

Third Amendment to Loan Facility and Guaranty by and among Aaron Rents, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank dated January 27, 2004 filed as Exhibit 10(y) to the Company’s March 31, 2004 10-Q, which exhibit is incorporated by this reference.
10(z)

Revolving Credit Agreement by and among Aaron Rents, Inc as borrower, Aaron Rents, Inc. Puerto Rico, as co-borrower and SunTrust Bank as Agent and each of the Lenders Party Thereto dated May 28, 2004 filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10(aa)

Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank as Servicer and each of the Participants Party Thereto dated May 28, 2004 filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

13

Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2004. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2004 is not deemed to be filed as part of this Annual Report on Form 10-K.

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

(B) EXHIBITS

The exhibits listed in Item 15(a) (3) are included elsewhere in this Report.

(C) FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2005.

AARON RENTS, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March 2005.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR.	Chief Executive Officer (Principal Executive Officer) and
R. Charles Loudermilk, Sr.	Chairman of the Board of Directors

/s/ ROBERT C. LOUDERMILK, JR.
Robert C. Loudermilk, Jr.	President, Chief Operating Officer and Director

/s/ GILBERT L. DANIELSON	Executive Vice President, Chief Financial Officer and
Gilbert L. Danielson	Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR.	Vice President, Corporate Controller (Principal
Robert P. Sinclair, Jr.	Accounting Officer)

/s/ WILLIAM K. BUTLER
William K. Butler	President, Aaron’s Sales & Lease Ownership and Director

/s/ RONALD W. ALLEN
Ronald W. Allen	Director

/s/ LEO BENATAR
Leo Benatar	Director

/s/ EARL DOLIVE
Earl Dolive	Director

/s/ RAY M. ROBINSON
Ray M. Robinson	Director

/s/ INGRID SAUNDERS JONES
Ingrid Saunders Jones	Director

/s/ DAVID L. KOLB
David L. Kolb	Director

QuickLinks