Form 10-Q
period 2005-03-31
AARON RENTS INC
filed 2005-05-10
CIK 706688

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

March 31, 2005	1-13941
For Quarter Ended	Commission File No.

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒

No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 6, 2005
Common Stock, $.50 Par Value	41,384,468
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31 2005	December 31, 2004
	(In Thousands, Except Share Data)
ASSETS:
Cash	$4,473	$5,865
Accounts Receivable (net of allowances of $1,780 in 2005 and $1,963 in 2004)	36,774	32,736
Rental Merchandise	654,212	639,192
Less: Accumulated Depreciation	(216,496)	(213,625)
	437,716	425,567
Property, Plant and Equipment, Net	114,725	111,118
Goodwill and Other Intangibles, Net	80,647	74,874
Prepaid Expenses and Other Assets	30,002	50,128
Total Assets	$704,337	$700,288

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$118,718	$93,565
Dividends Payable	647	647
Deferred Income Taxes Payable	88,543	95,173
Customer Deposits and Advance Payments	18,225	19,070
Credit Facilities	84,901	116,655
Total Liabilities	311,034	325,110

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 44,989,602 at March 31, 2005 and December 31, 2004	22,495	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at March 31, 2005 and December 31, 2004	6,032	6,032
Additional Paid-in Capital	91,105	91,032
Retained Earnings	311,852	294,077
Accumulated Other Comprehensive Loss	(338)	(539)
	431,146	413,097

Less: Treasury Shares at Cost,
Common Stock, 3,613,659 Shares at March 31, 2005 and 3,625,230 Shares at December 31, 2004	(21,939)	(22,015)
Class A Common Stock, 3,667,623 Shares at March 31, 2005 and December 31, 2004	(15,904)	(15,904)
Total Shareholders’ Equity	393,303	375,178

Total Liabilities & Shareholders’ Equity	$704,337	$700,288

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands, Except Per Share Data)

REVENUES:
Rentals and Fees	$209,145	$172,372
Retail Sales	16,043	16,471
Non-Retail Sales	45,571	46,499
Franchise Royalties and Fees	7,191	5,916
Other	1,398	1,235
	279,348	242,493
COSTS AND EXPENSES:
Retail Cost of Sales	10,736	11,710
Non-Retail Cost of Sales	42,633	43,306
Operating Expenses	119,631	102,093
Depreciation of Rental Merchandise	75,130	63,470
Interest	1,600	1,208
	249,730	221,787

EARNINGS BEFORE INCOME TAXES	29,618	20,706

INCOME TAXES	11,196	7,889

NET EARNINGS	$18,422	$12,817

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.37	$.26
Assuming Dilution	.36	.26

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$—
Class A Common Stock	.013	—

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$18,422	$12,817
Depreciation and Amortization	81,805	69,919
Additions to Rental Merchandise	(140,294)	(144,481)
Book Value of Rental Merchandise Sold or Disposed	56,308	59,271
Change in Deferred Income Taxes	(1,702)	4,447
Loss / (Gain) on Sale of Property, Plant, and Equipment	7	(234)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	15,095	—
Change in Accounts Payable and Accrued Expenses	25,220	6,764
Change in Accounts Receivable	(4,038)	(2,287)
Other Changes, Net	(501)	4,905
Cash Provided by Operating Activities	50,322	11,121

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(10,551)	(7,821)
Contracts and Other Assets Acquired	(9,869)	(4,192)
Proceeds from Sale of Marketable Securities	9	—
Proceeds from Sale of Property, Plant, and Equipment	1,013	2,151
Cash Used by Investing Activities	(19,398)	(9,862)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	30,534	38,699
Repayments on Credit Facilities	(62,288)	(41,827)
Dividends Paid	(647)	(655)
Issuance of Stock Under Stock Option Plans	85	592
Cash Used by Financing Activities	(32,316)	(3,191)

Decrease in Cash	(1,392)	(1,932)
Cash at Beginning of Period	5,865	4,687
Cash at End of Period	$4,473	$2,755

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005
(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet as of March 31, 2005, and the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended March 31, 2005 and 2004, are unaudited.  The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.  Generally, actual experience has been consistent with management’s prior estimates and assumptions.  Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

On July 12, 2004 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock.  New shares were distributed on August 16, 2004 to shareholders of record as of the close of business on August 2, 2004.  All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.  The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K.

Cash

In the previous consolidated balance sheet and consolidated statement of cash flow presentations as of March 31, 2004, checks outstanding were classified as a reduction to cash.  Because the financial institutions with checks outstanding and those with deposits on hand did not and do not have legal rights of offset, we have reclassified checks outstanding in certain zero balance bank accounts to accounts payable at March 31, 2005 and for all consolidated balance sheets and consolidated statements of cash flows presented.  This reclassification has the effect of increasing both cash and accounts payable and accrued expenses by $2.7 million on the consolidated balance sheet as of March 31, 2004 and change in accounts payable and accrued expenses on the consolidated statement of cash flows for the quarter ended March 31, 2004.

Certain transactions previously reflected as a reduction of book value of rental merchandise sold or disposed in the accompanying consolidated statements of cash flows for the quarter ended March 31, 2004 are reflected as an addition to rental merchandise for the quarter ended March 31, 2005.  These transactions have been reclassified in the accompanying consolidated statements of cash flows to conform with the current period presentation, resulting in increases in both additions to rental merchandise and book value of rental merchandise sold or disposed of $3.1 million for the quarter ended March 31, 2004.

Rental Merchandise

See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K.  Rental merchandise adjustments for the three-month periods ended March 31 were $3.1 million in 2005 and $3.7 million in 2004.  These charges are recorded as a component of operating expenses.  Effective September 30, 2004 we began recording rental merchandise adjustments on the allowance method, which estimates merchandise losses incurred but not yet identified by management as of the end of the accounting period.  We expect periodic rental merchandise adjustments under this new method to be materially consistent with the prior year’s adjustments under the direct write-off method, pursuant to which merchandise losses were only recognized after they were specifically identified.

Goodwill and Other Intangibles

During the first quarter of 2005, the Company recorded $5.7 million in goodwill and $.6 million in customer relationship intangibles in connection with a series of acquisitions of sales and lease ownership businesses.  Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of 2 years.  Amortization expense approximated $486,000 and $351,000 for the three-month periods ended March 31, 2005 and 2004, respectively.  The aggregate purchase price for these asset acquisitions totaled approximately $9.2 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.  These purchase price allocations are tentative and preliminary and we anticipate finalizing them prior to December 31, 2005.  The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123).  The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for these stock option grants.  The Company has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant.  Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant times the number of options granted

For purposes of pro forma disclosures under SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2005	2004
Net Earnings before effect of Key Executive grants	$18,554	$12,817
Expense effect of Key Executive grants recognized	(132)	—
Net Earnings as Reported	$18,422	$12,817
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(496)	(408)
Pro Forma Net Earnings	$17,926	$12,409
Basic Earnings Per Share - As Reported	$.37	$.26
Basic Earnings Per Share - Pro Forma	$.36	$.25
Diluted Earnings Per Share - As Reported	$.36	$.26
Diluted Earnings Per share - Pro Forma	$.36	$.25

For periods beginning after December 31, 2005, the Company anticipates accounting for all employee stock options under the fair-value method.  See Note E.

Note B – Credit Facilities

See Note D to the consolidated financial statements in the 2004 Annual Report on Form 10-K.  There were no significant changes in the nature of the Company’s borrowings under credit facilities during the three months ended March 31, 2005 or to its capital leases with related parties.  The Company was in compliance with all restrictive covenants contained in its credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Net Earnings	$18,422	$12,817
Other comprehensive income:
Derivative instruments, net of taxes	120	121
Unrealized gain on marketable securities, net of taxes	82	2,196
Total other comprehensive income	202	2,317
Comprehensive Income	$18,624	$15,134

Note D – Segment Information

	Three Months Ended March 31,
(In Thousands)	2005	2004

Revenues From External Customers:
Sales & Lease Ownership	$240,618	$209,403
Rent-to-Rent	30,185	27,591
Franchise	7,270	5,928
Other	1,199	1,123
Manufacturing	25,949	19,084
Elimination of Intersegment Revenues	(25,963)	(19,175)
Cash to Accrual Adjustments	90	(1,461)
Total Revenues from External Customers	$279,348	$242,493

Earnings Before Income Taxes:
Sales & Lease Ownership	$21,213	$17,300
Rent-to-Rent	3,642	2,668
Franchise	5,404	4,271
Other	(623)	(2,038)
Manufacturing	587	932
Earnings Before Income Taxes for Reportable Segments	30,223	23,133
Elimination of Intersegment (Profit)	(530)	(1,007)
Cash to Accrual and Other Adjustments	(75)	(1,420)
Total Earnings Before Income Taxes	$29,618	$20,706

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

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•                  A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•                  Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•                  The capitalization and amortization of manufacturing and distribution variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•                  Advertising expense in our Sales and Lease Ownership Division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes.  For financial reporting purposes, advertising expense is recognized when the related advertising activities occur.  The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•                  Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes.  The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•                  Interest on borrowings is estimated at the beginning of each year.  Interest is then allocated to operating segments on the basis of relative total assets.

•                  Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.

Note E – Adoption of New Accounting Principles

In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151).  SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for the Company beginning January 1, 2006, though early application is permitted.  Management is currently assessing the impact of SFAS 151, but does not expect the impact to be material.

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (SFAS 123R).  SFAS 123R amends SFAS 123 to require adoption of the fair-value method of accounting for employee stock options.  In April 2005, the SEC extended the adoption date of SFAS 123R to January 1, 2006 for calendar-year companies.  The transition guidance in SFAS 123R specifies that compensation expense for options granted prior to the effective date be recognized over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized over the vesting period of those options.  We anticipate recognizing compensation expense of approximately $2.6 million and $1.0 million for the years ended December 31, 2006 and 2007, respectively, in connection with stock option grants made prior to December 31, 2004.

Note F – Commitments

The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2019.  We also lease certain properties under capital leases with certain related parties that are more fully described in Note D to the consolidated financial statements in the 2004 Annual Report on Form 10-K.  Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options.  We also lease transportation and computer equipment under operating leases expiring during the next five years.  We expect that most leases will be renewed or replaced by other leases in the normal course of business.

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank.  In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default.  At March 31, 2005, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $105.4 million.  However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets.  Since its inception, the Company has had no losses associated with the franchisee loan and guaranty program.

The Company has no long-term commitments to purchase merchandise.  See Note F to the consolidated financial statements in the 2004 Annual Report on Form 10-K for further information.

Report of Independent Registered Public Accounting Firm

We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron Rents, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 5, 2005

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 -“Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2005, including the notes to those statements, appearing elsewhere in this report.  We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories.  Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron Rents’ Rent-to-Rent Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores.  Our sales and lease ownership division accounted for 89% of our total revenues in the first quarter of 2005 compared with 88% in the comparable period in 2004.

In this management’s discussion and analysis section we review the results of our sales and lease ownership and rent-to-rent divisions, as well as the four components of our revenues: rentals and fees, retail sales, non-retail sales and other revenues.  Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise.  Non-retail sales mainly represents merchandise sales to our franchisees from our sales and lease ownership division.  Franchise Royalties and Fees represents fees from sale of franchise rights and royalty payments from franchisees as well as other related income from our franchise stores.   Other represents other miscellaneous revenues ancillary to our core operations.

We separate our cost of sales into two components: retail and non-retail.  Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.  Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.

Results of Operations

Three months ended March 31, 2005 versus three months ended March 31, 2004

The following table shows key selected financial data for the quarters ended March 31, 2005 and 2004, and the changes in dollars and as a percentage to 2005 from 2004:

(In Thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Dollar Increase/ (Decrease) to 2005 from 2004	% Increase/ (Decrease) to 2005 from 2004
REVENUES:
Rentals and Fees	$209,145	$172,372	$36,773	21.3%
Retail Sales	16,043	16,471	(428)	(2.6)
Non-Retail Sales	45,571	46,499	(928)	(2.0)
Franchise Royalties and Fees	7,191	5,916	1,275	21.6
Other	1,398	1,235	163	13.2
	279,348	242,493	36,855	15.2
COSTS AND EXPENSES:
Retail Cost of Sales	10,736	11,710	(974)	(8.3)
Non-Retail Cost of Sales	42,633	43,306	(673)	(1.6)
Operating Expenses	119,631	102,093	17,538	17.2
Depreciation of Rental Merchandise	75,130	63,470	11,660	18.4
Interest	1,600	1,208	392	32.5
	249,730	221,787	27,943	12.6
EARNINGS BEFORE INCOME TAXES	29,618	20,706	8,912	43.0
INCOME TAXES	11,196	7,889	3,307	41.9
NET EARNINGS	$18,422	$12,817	$5,605	43.7%

Revenues

The 15.2% increase in total revenues in the first quarter of 2005 over the same period in 2004 is primarily attributable to continued growth in our sales and lease ownership division in which revenues increased 15.9%, offset slightly by a lesser increase in revenues of 9.7% in our rent-to-rent division.  Total revenues for our sales and lease ownership division increased $34.2 million to $248.7 million in the first quarter of 2005 compared to $214.5 million in the first quarter of 2004, a 15.9% increase.  This increase was attributable to an 8.3% increase in same store revenues and the net addition of 128 Company-operated stores since the end of the first quarter of 2004.

Revenues from retail sales fell 2.6% due to a $1.6 million decrease in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.  The decrease in the sales and lease ownership divisions retail sales was partially offset by a $1.2 million increase in retail sales in the rent-to-rent division which was primarily the result of improving economic conditions.

Non-retail sales decreased 2.0% during the first quarter of 2005 compared the same period in 2004.  Non-retail sales are low margin sales to franchisees of rental merchandise from the Company’s fulfillment centers, and vary from quarter to quarter based upon product demand and availability.

The 21.3% increase in rentals and fees revenues is attributable to a $35.3 million increase from our sales and lease ownership division related to the growth in same store revenues and the increase in the number of stores described above.

The 21.6% increase in franchise royalties and fees primarily reflects an increase in royalty income from franchisees, increasing $1.3 million to $5.5 million in the first quarter of 2005 compared to $4.2 million in the first quarter of 2004, with increased franchise and financing fee revenues comprising the majority of the remainder.  This franchisee-related revenue growth reflects the net addition of 49 franchised stores since the end of the first quarter 2004 and improving operating revenues driven by increased merchandise leasing volume at maturing franchised stores.  Our franchisees had revenues of $108.3 million during the first quarter of 2005, a 30.0% increase over the first quarter of 2004 revenues of $83.3 million.  Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

Cost of Sales

The 8.3% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above, with retail cost of sales as a percentage of retail sales decreasing to 66.9% from 71.1%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales decreased 1.6%, following the decrease in non-retail sales described above, with margin on non-retail sales remaining comparable between the first quarters of 2005 and 2004.

Expenses

The 17.2% increase in operating expenses is a result of the growth of our sales and lease ownership division described above.  As a percentage of total revenues, operating expenses increased to 42.8% for the first quarter of 2005 compared to 42.1% for the first quarter of 2004.  The slight increase in operating expenses as a percentage of total revenues in 2005 is primarily the result of an unusual decrease in the non-retail sales category, which as discussed above can vary from quarter to quarter based on product demand and availability.

The 18.4% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above.  Depreciation of rental merchandise as a percentage of rentals and fees revenue decreased to 35.9% for the first quarter of 2005 from 36.8% for the first quarter of 2004, resulting primarily from increased rentals in the rent-to-rent division, which depreciates its rental merchandise over a longer life than the sales and lease ownership division.

The 32.5% increase in interest expense is primarily a result of higher debt levels in the first quarter of 2005 compared to the first quarter of 2004.

The 41.9% increase in income tax expense is driven primarily by the increase in net earnings described below, offset slightly by a reduction in the effective tax rate relating to state income taxes in 2005.

Net Earnings

The 43.7% increase in net earnings to $18.4 million in the first quarter of 2005 from $12.8 million in the first quarter of 2004 is primarily due to the maturation of new Company-operated sales and lease ownership stores added over the past several years contributing to a 8.3% increase in same store revenues, and a 21.5% increase in franchise fees, royalty income, and other related franchise income.  As a percentage of total revenues, net earnings increased to 6.6% for the first quarter of 2005 from 5.3% for the first quarter of 2004.

Balance Sheet

Cash. The Company’s cash balance decreased to $4.5 million at March 31, 2005 from $5.9 million at December 31, 2004.  This decrease between periods is the result of an increase in the funds transfers between banks without right of offset as of March 31, 2005.

Rental Merchandise.  The $12.1 million increase in rental merchandise, net of accumulated depreciation, to $437.7 million on March 31, 2005 from $425.6 million on December 31, 2004, is primarily the result of a net increase of 30 Company-operated Sales and Lease Ownership stores and one fulfillment center since December 31, 2004.

Goodwill and Other Intangibles.  The $5.7 million increase in goodwill and other intangibles, to $80.6 million on March 31, 2005 from $74.9 million on December 31, 2004, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets.  The aggregate purchase price for these asset acquisitions totaled approximately $9.2 million, and the principal tangible assets acquired consisted of rental merchandise and certain fixtures and equipment.

Prepaid Expenses and Other Assets.  The $20.1 million decrease in prepaid expenses and other assets, to $30.0 million on March 31, 2005 from $50.1 million on December 31, 2004, is primarily the result of collection during the quarter of $15.1 million in income tax refunds that were receivable at December 31, 2004.

Credit Facilities. The $31.8 million decrease in the amounts we owe under our credit facilities to $84.9 million at March 31, 2005 from $116.7 million at last fiscal year end reflects net payments of our revolving credit facility during the first three months of 2005 with cash generated from operations and receipt of a federal income tax refund.

Liquidity and Capital Resources

General

Cash flows from operations for the three months ended March 31, 2005 and 2004 were $50.3 million and $11.1 million, respectively.  The increase in cash flows from operations is primarily attributable to receipt of a $15.0 million income tax refund and increased net earnings despite increased non-cash expense for depreciation and amortization.  Our cash flows include profits on the sale of rental return merchandise.  Our primary capital requirements consist of buying rental merchandise for both Company-operated sales and lease ownership and rent-to-rent stores.  As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement.  These capital requirements historically have been financed through:

•                  cash flow from operations

•                  bank credit

•                  trade credit with vendors

•                  proceeds from the sale of rental return merchandise

•                  private debt

•                  stock offerings

At March 31, 2005, $13.9 million was outstanding under the Company’s revolving credit agreement.  The Company’s credit facilities balance decreased by approximately $31.8 million in the first three months of 2005.  The decrease reflects net payments of our revolving credit facility during the first three months of 2005 with cash generated from operations and receipt of a federal income tax refund.  We renegotiated our revolving credit agreement on May 28, 2004, extending the life of the agreement until May 28, 2007 and increasing the total available credit to $87.0 million.  From time to time we use interest rate swap agreements as part of our overall long-term financing program. We also have $50.0 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, for which annual principal repayments of $10 million are first required in the third quarter of 2005.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at March 31, 2005 and anticipate remaining in compliance for the foreseeable future.

As of March 31, 2005 Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares.

We have a consistent history of paying dividends, having paid dividends for 18 consecutive years.  A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2004 and July 2004.  In addition, in July 2004 our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2004.  In August 2004 the Board of Directors announced an increase in the frequency of the $.013 per share cash dividends on both Common Stock and Class A Common Stock from semi-annual to quarterly basis.  The payment for the third quarter of 2004 was distributed in October 2004 for a total fiscal year cash outlay of $2,042,000.  The payment of the fourth quarter of 2004 was paid in January 2005 for a total cash outlay of $647,000 in 2005.  Our Board of Directors announced the dividend for the first quarter of 2005 on February 23, 2005.  Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months.  We believe we can secure these additional sources of liquidity in the ordinary course of business.

Commitments

Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at March 31, 2005 was approximately $24.8 million.  Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 110 basis points.  The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.8 million, respectively, at March 31, 2005.

Income Taxes.  Within the next twelve months, we anticipate that we will make cash payments for 2005 income taxes approximating $59.0 million.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2019.  Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years.  We expect that most leases will be renewed or replaced by other leases in the normal course of business.  Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2005, including leases under our construction and lease facility described above, are shown below.

The Company at times obtains ownership of store locations when it constructs free standing properties or when it acquires competitor’s locations.  For over 30 years Aaron Rents has from time to time sold and leased back properties it has owned.  The Company presently owns more than 40 various properties at a net book value in excess of $25 million which we plan to sell and leaseback in future periods.

We have 24 capital leases, 23 of which are with a limited liability company (“LLC”) whose managers and owners are fourteen Aaron Rents’ officers, including 10 of our executive officers, and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 11% of the LLC.  Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by this LLC for a total purchase price of approximately $6.8 million.  This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at the Company’s option, at an aggregate annual rental of approximately $883,000.  Another eleven of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the same LLC for a total purchase price of approximately $5.0 million.  This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of approximately $702,000.

The last related party capital lease relates to a property sold by Aaron Rents to a second LLC owned solely by the Company’s chairman, chief executive officer and controlling shareholder and by its president and chief operating officer, for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of approximately $681,000.

The Company does not currently plan to enter into any similar related party transactions in the future.  See Note D to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K.

Franchise and Residual Value Guaranty.  We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks.  However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets.  Since its inception, we have had no losses associated with the franchisee loan and guaranty program.  The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments.  The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of March 31, 2005:

(In Thousands)	Total	Period Less Than 1 Year	Period 2-3 Years	Period 4-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$67,250	$10,004	$33,926	$20,012	$3,308
Capital Leases	17,651	600	1,461	1,953	13,637
Operating Leases	155,046	40,374	60,713	31,152	22,807
Total Contractual Cash Obligations	$239,947	$50,978	$96,100	$53,117	$39,752

The following table shows the Company’s approximate commercial commitments as of March 31, 2005:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$105,443	$105,443	$—	$—	$—
Residual Value Guarantee Under Operating Leases	21,149		21,149
Total Commercial Commitments	$126,592	$105,443	$21,149	$—	$—

Market Risk

We manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change, and recognize it as an adjustment to the floating-rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe minimizes to a large extent the risk of counterparty default.

At March 31, 2005, we had swap agreements with total notional principal amounts of $20.0 million that effectively fixed the interest rates on obligations in the notional amount of $20.0 million of debt under our variable payment construction and lease facility at an average rate of 7.5% until June 2005.  The fair value of interest rate swap agreements was a liability of approximately $0.2 million at March 31, 2005. A 1.0% adverse change in interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.

New Accounting Pronouncements

See Note E to the Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and Part I, Item 2 of this Quarterly Report above.

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

Internal Control Over Financial Reporting.

There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS:

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

AARON RENTS, INC.
(Registrant)

Date – May 10, 2005	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 10, 2005		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller