Form 10-Q
period 2005-06-30
AARON RENTS INC
filed 2005-08-08
CIK 706688

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

June 30, 2005	1-13941
For Quarter Ended	Commission File No.

AARON RENTS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

309 E. Paces Ferry Road, N.E. Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 5, 2005
Common Stock, $.50 Par Value	41,434,839
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2005	December 31, 2004
	(In Thousands, Except Share Data)
ASSETS:
Cash	$4,808	$5,865
Accounts Receivable (net of allowances of $2,420 in 2005 and $1,963 in 2004)	32,871	32,736
Rental Merchandise	706,969	639,192
Less: Accumulated Depreciation	(236,358)	(213,625)

	470,611	425,567
Property, Plant and Equipment, Net	119,177	111,118
Goodwill and Other Intangibles, Net	93,917	74,874
Prepaid Expenses and Other Assets	25,827	50,128

Total Assets	$747,211	$700,288

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$89,743	$93,565
Dividends Payable	647	647
Deferred Income Taxes Payable	81,814	95,173
Customer Deposits and Advance Payments	17,714	19,070
Credit Facilities	147,637	116,655

Total Liabilities	337,555	325,110

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 44,989,602 at June 30, 2005 and December 31, 2004	22,495	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at June 30, 2005 and December 31, 2004	6,032	6,032
Additional Paid-in Capital	91,438	91,032
Retained Earnings	327,324	294,077
Accumulated Other Comprehensive Loss	(64)	(539)

	447,225	413,097

Less: Treasury Shares at Cost,
Common Stock, 3,569,184 Shares at June 30, 2005 and 3,625,230 Shares at December 31, 2004	(21,665)	(22,015)
Class A Common Stock, 3,667,623 Shares at June 30, 2005 and December 31, 2004	(15,904)	(15,904)

Total Shareholders’ Equity	409,656	375,178

Total Liabilities & Shareholders’ Equity	$747,211	$700,288

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$206,626	$170,225	$415,771	$342,597
Retail Sales	13,314	12,578	29,357	29,049
Non-Retail Sales	42,212	35,272	87,783	81,771
Franchise Royalties and Fees	7,137	5,610	14,328	11,526
Other	2,049	6,601	3,447	7,836

	271,338	230,286	550,686	472,779

COSTS AND EXPENSES:
Retail Cost of Sales	8,892	8,663	19,628	20,373
Non-Retail Cost of Sales	39,089	32,709	81,722	76,015
Operating Expenses	121,602	100,658	241,233	202,751
Depreciation of Rental Merchandise	74,374	62,062	149,504	125,532
Interest	1,737	1,266	3,337	2,474

	245,694	205,358	495,424	427,145

EARNINGS BEFORE INCOME TAXES	25,644	24,928	55,262	45,634

INCOME TAXES	9,524	9,543	20,720	17,432

NET EARNINGS	$16,120	$15,385	$34,542	$28,202

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.32	$.31	$.69	$.57

Assuming Dilution	.32	.30	.68	.56

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$.013	$.026	$.013
Class A Common Stock	.013	.013	.026	.013

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,792	49,632	49,780	49,478
Assuming Dilution	50,774	50,525	50,761	50,393

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$34,542	$28,202
Depreciation and Amortization	162,724	137,548
Additions to Rental Merchandise	(294,965)	(267,314)
Book Value of Rental Merchandise Sold or Disposed	109,399	103,386
Change in Deferred Income Taxes	(13,468)	12,089
Gain on Sale of Marketable Securities	(565)	(5,481)
Loss / (Gain) on Sale of Property, Plant, and Equipment	61	(357)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	20,023	—
Change in Accounts Payable and Accrued Expenses	(4,894)	(830)
Change in Accounts Receivable	(135)	1,746
Other Changes, Net	(3,211)	360

Cash Provided by Operating Activities	9,511	9,349

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(21,411)	(16,662)
Contracts and Other Assets Acquired	(28,459)	(12,819)
Proceeds from Sale of Marketable Securities	6,993	7,592
Investment in Marketable Securities	—	(5,007)
Proceeds from Sale of Property, Plant, and Equipment	2,170	4,400

Cash Used by Investing Activities	(40,707)	(22,496)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	205,647	149,539
Repayments on Credit Facilities	(174,665)	(138,152)
Dividends Paid	(1,295)	(655)
Issuance of Stock Under Stock Option Plans	452	851

Cash Provided by Financing Activities	30,139	11,583

Decrease in Cash	(1,057)	(1,564)
Cash at Beginning of Period	5,865	4,687

Cash at End of Period	$4,808	$3,123

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet as of June 30, 2005, and the consolidated statements of earnings and the consolidated statements of cash flows for the quarter and six months ended June 30, 2005 and 2004, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

On July 12, 2004 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both its Common Stock and Class A Common Stock. New shares were distributed on August 16, 2004 to shareholders of record as of the close of business on August 2, 2004. All share and per share information has been restated for all periods presented to reflect this transaction.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current period presentation.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K.

Cash

In the consolidated balance sheet as of June 30, 2004 and consolidated statement of cash flows for the six months ended June 30, 2004, checks outstanding were classified as a reduction to cash. Because the financial institutions with checks outstanding and those with deposits on hand did not and do not have legal rights of offset, we have reclassified checks outstanding in certain zero balance bank accounts to accounts payable at June 30, 2005 and for all consolidated balance sheets and consolidated statements of cash flows presented. This reclassification has the effect of increasing both cash and accounts payable and accrued expenses by $3.0 million on the consolidated balance sheet as of June 30, 2004 and the change in accounts payable and accrued expenses by $1.6 million on the consolidated statement of cash flows for the six months ended June 30, 2004.

Rental Merchandise

See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended June 30 were $5.0 million in 2005 and $3.3 million in 2004. Rental merchandise adjustments for the six-month periods ended June 30 were $8.1 million in 2005 and $7.0 million in 2004. These charges are recorded as a component of operating expenses. Effective September 30, 2004 we began recording rental merchandise adjustments on the allowance method, which estimates merchandise losses incurred but not yet identified by management as of the end of the accounting period. We expect periodic rental merchandise adjustments under this new method to be materially consistent with the prior year’s adjustments under the formerly utilized direct write-off method, pursuant to which merchandise losses were only recognized after they were specifically identified.

Certain transactions previously reflected as a reduction of book value of rental merchandise sold or disposed in the accompanying consolidated statements of cash flows for the six months ended June 30, 2004 are reflected as an addition to rental merchandise for the six months period ended June 30, 2005. These transactions have been reclassified in the accompanying consolidated statements of cash flows to conform with the current period presentation, resulting in increases in both additions to rental merchandise and book value of rental merchandise sold or disposed of $2.4 million for the six months ended June 30, 2004.

Goodwill and Other Intangibles

During 2005, the Company recorded $18.3 million in goodwill, $1.6 million in customer relationship intangibles, and $0.2 million in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense approximated $532,000 and $374,000 for the three-month period ended June 30, 2005 and 2004, respectively. Amortization expense approximated $1,017,000 and $685,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The aggregate purchase price for these asset acquisitions totaled approximately $28.5 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; we anticipate finalizing them prior to December 31, 2005. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for these stock option grants. The Company has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant. Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant times the number of options granted.

For purposes of pro forma disclosures under SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2005	2004	2005	2004
Net Earnings before effect of Key Executive grants	$16,253	$15,417	$34,807	$28,234
Expense effect of Key Executive grants recognized	(133)	(32)	(265)	(32)

Net Earnings as Reported	16,120	15,385	34,542	28,202
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(517)	(408)	(1,013)	(816)

Pro Forma Net Earnings	$15,603	$14,977	$33,529	$27,386

Basic Earnings Per Share - As Reported	$.32	$.31	$.69	$.57

Basic Earnings Per Share - Pro Forma	$.31	$.30	$.67	$.55

Diluted Earnings Per Share - As Reported	$.32	$.30	$.68	$.56

Diluted Earnings Per share - Pro Forma	$.31	$.30	$.66	$.54

For periods beginning after December 31, 2005, the Company anticipates accounting for all employee stock options under the fair value method. See Note E.

Note B – Credit Facilities

See Note D to the consolidated financial statements in the 2004 Annual Report on Form 10-K. There were no significant changes in the nature of the Company’s borrowings under credit facilities during the six months ended June 30, 2005 or to its capital leases with related parties. The Company was in compliance with all restrictive covenants contained in its credit facilities.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Net Earnings	$16,120	$15,385	$34,542	$28,202
Other comprehensive income:
Derivative instruments, net of taxes	95	263	215	384
Unrealized gain on marketable securities, net of taxes	—	182	82	2,378
Recognition of unrealized gain on marketable securities, net of taxes	178	(3,350)	178	(3,350)

Total other comprehensive income	273	(2,905)	475	(588)

Comprehensive Income	$16,393	$12,480	$35,017	$27,614

Note D – Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Revenues From External Customers:
Sales & Lease Ownership	$231,400	$188,848	$472,018	$398,251
Rent-to-Rent	28,511	26,044	58,696	53,635
Franchise	7,222	5,634	14,492	11,562
Other	1,885	6,951	3,084	8,074
Manufacturing	19,026	15,630	44,975	34,714
Elimination of Intersegment Revenues	(18,894)	(15,727)	(44,857)	(34,902)
Cash to Accrual Adjustments	2,188	2,906	2,278	1,445

Total Revenues from External Customers	$271,338	$230,286	$550,686	$472,779

Earnings Before Income Taxes:
Sales & Lease Ownership	$15,967	$13,312	$37,180	$30,612
Rent-to-Rent	2,645	1,793	6,287	4,461
Franchise	5,237	4,000	10,641	8,271
Other	1,279	4,200	656	2,162
Manufacturing	608	17	1,195	949

Earnings Before Income Taxes for Reportable Segments	25,736	23,322	55,959	46,455
Elimination of Intersegment Loss (Profit)	(557)	68	(1,087)	(939)
Cash to Accrual and Other Adjustments	465	1,538	390	118

Total Earnings Before Income Taxes	$25,644	$24,928	$55,262	$45,634

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

Note E – Adoption of New Accounting Principles

In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company beginning January 1, 2006, though early application is permitted. Management is currently assessing the impact of SFAS 151, but does not expect the impact to be material.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-based Payment (SFAS 123R). SFAS 123R amends SFAS 123 to require adoption of the fair value method of accounting for employee stock options. In April 2005, the SEC extended the adoption date of SFAS 123R to January 1, 2006 for calendar year companies. The transition guidance in SFAS 123R specifies that compensation expense for options granted prior to the effective date be recognized over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized over the vesting period of those options. We anticipate recognizing compensation expense of approximately $2.8 million and $1.2 million, or $.05 and $.02 per diluted share, for the years ended December 31, 2006 and 2007, respectively, in connection with stock option grants made prior to June 30, 2005.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with a bank. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2005, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $113.3 million. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no losses associated with the franchisee loan and guaranty program.

The Company has no long-term commitments to purchase merchandise. See Note F to the consolidated financial statements in the 2004 Annual Report on Form 10-K for further information.

Note G – Subsequent Event

On July 27, 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter, beginning on July 27, 2008. The note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s revolving credit facility, loan facility agreement and guaranty, existing note purchase agreement for the Company’s $50 million in outstanding 6.88% senior unsecured notes due 2009 and its construction and lease facility, as modified by amendments to those agreements entered into contemporaneously with the new note purchase agreement. The Company intends to use this financing to replace shorter-term borrowings under the Company’s revolving credit agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aaron Rents, Inc.

We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

August 5, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 - “Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2004 filed with the Securities and Exchange Commission and in the Company’s other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and six months ended June 30, 2005, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron Rents’ Rent-to-Rent Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 89% of our total revenues in the second quarter and the first six months of 2005 compared with 86% and 87% in the comparable periods in 2004.

In this management’s discussion and analysis section we review the results of our sales and lease ownership and rent-to-rent divisions, as well as the five components of our revenues: rentals and fees, retail sales, non-retail sales, franchise royalties and fees and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise. Non-retail sales mainly represent merchandise sales to our franchisees from our sales and lease ownership division. Franchise royalties and fees represent fees from sale of franchise rights and royalty payments from franchisees as well as other related income from our franchise stores. Other revenues represents other miscellaneous revenues ancillary to our core operations, including the gain on the sale of investments.

We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores. Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.

Results of Operations

Three months ended June 30, 2005 versus three months ended June 30, 2004

The following table shows key selected financial data for the quarters ended June 30, 2005 and 2004, and the changes in dollars and as a percentage to 2005 from 2004:

(In Thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Dollar Increase/ (Decrease) to 2005 from 2004	% Increase/ (Decrease) to 2005 from 2004
REVENUES:
Rentals and Fees	$206,626	$170,225	$36,401	21.4%
Retail Sales	13,314	12,578	736	5.9
Non-Retail Sales	42,212	35,272	6,940	19.7
Franchise Royalties and Fees	7,137	5,610	1,527	27.2
Other	2,049	6,601	(4,552)	(69.0)

	271,338	230,286	41,052	17.8

COSTS AND EXPENSES:
Retail Cost of Sales	8,892	8,663	229	2.6
Non-Retail Cost of Sales	39,089	32,709	6,380	19.5
Operating Expenses	121,602	100,658	20,944	20.8
Depreciation of Rental Merchandise	74,374	62,062	12,312	19.8
Interest	1,737	1,266	471	37.2

	245,694	205,358	40,336	19.6

EARNINGS BEFORE INCOME TAXES	25,644	24,928	716	2.9
INCOME TAXES	9,524	9,543	(19)	(0.2)

NET EARNINGS	$16,120	$15,385	$735	4.8%

Revenues

The 17.8% increase in total revenues in the second quarter of 2005 over the same period in 2004 is primarily attributable to continued growth in our sales and lease ownership division in which revenues increased 21.8%. Total revenues for our sales and lease ownership division increased $43.2 million to $241.5 million in the second quarter of 2005 compared to $198.3 million in the second quarter of 2004. This increase was attributable to a 7.3% increase in same store revenues and the net addition of 133 Company-operated stores since the end of the second quarter of 2004. The total number of Company-owned stores at June 30, 2005 was 743.

The 21.4% increase in rentals and fees revenues is attributable to a $35.0 million increase from our sales and lease ownership division related to growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales increased 5.9% due to a $1.0 million increase in our rent-to-rent division primarily related to improving economic conditions. The increase in retail sales in the rent-to-rent division was partially offset by a slight decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.

The 19.7% increase in non-retail sales in the second quarter of 2005 reflects the significant growth in our franchise operations.

The 27.2% increase in franchise royalties and fees primarily reflects an increase in royalty income from franchisees, increasing $1.1 million to $5.2 million in the second quarter of 2005 compared to $4.1 million in the second quarter of 2004, with increased franchise and financing fee revenues comprising the majority of the remainder. This franchisee related revenue growth reflects the net addition of 44 franchised stores since the end of the second quarter 2004 and improving operating revenues driven by increased rental volume at maturing franchised stores. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 69.0% decrease in other revenues is primarily attributable to the recognition of a $5.5 million pre-tax gain on the sale of shares of Rainbow Rentals common stock in the second quarter of 2004, partially offset by a $0.6 million pre-tax gain on the sale of shares of Rent-Way, Inc. common stock in the second quarter of 2005.

Cost of Sales

The 2.6% increase in retail cost of sales is primarily the result of the increase in retail sales in our rent-to-rent division described above, with retail cost of sales as a percentage of retail sales decreasing to 66.8% from 68.9%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.

Cost of sales from non-retail sales increased 19.5%, following the increase in non-retail sales described above, with the margin on non-retail sales remaining comparable between the second quarters of 2005 and 2004.

Expenses

The 20.8% increase in operating expenses is a result of the growth of our sales and lease ownership division described above. As a percentage of total revenues, operating expenses increased to 44.8% for the second quarter of 2005 compared to 43.7% for the second quarter of 2004. The increase in operating expenses as a percentage of total revenues in 2005 is in part attributable to the inclusion of the gain on the sale of shares of Rainbow Rentals common stock in the second quarter of 2004, partially offset by the inclusion of the gain on the sale of shares of Rent-Way, Inc. common stock in the second quarter of 2005.

The 19.8% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above. Depreciation of rental merchandise as a percentage of rentals and fees revenue decreased to 36.0% for the second quarter of 2005 from 36.5% for the second quarter of 2004, resulting from increased rentals in the rent-to-rent division, which depreciates its rental merchandise over a longer life than the sales and lease ownership division, and improved rental margins in the sales and lease ownership division.

The 37.2% increase in interest expense is primarily a result of higher debt levels in the second quarter of 2005 compared to the second quarter of 2004.

Income tax expense remained relatively flat in the second quarter of 2005 as compared to the second quarter of 2004 and decreased as a percentage of pretax income to 37.1% in 2005 compared to 38.3% in 2004 due to lower state income taxes.

Net Earnings

The 4.8% increase in net earnings in the second quarter of 2005 is primarily due to the maturation of new Company-operated sales and lease ownership stores added over the past several years contributing to a 7.3% increase in same store revenues, and a 27.2% increase in franchise fees, royalty income, and other related franchise income. As a percentage of total revenues, net earnings decreased to 5.9% for the second quarter of 2005 from 6.7% for the second quarter of 2004 primarily related to the gain on the sale of shares of Rainbow Rentals, Inc. common stock in 2004 as described above.

Six months ended June 30, 2005 versus six months ended June 30, 2004

The following table shows key selected financial data for the six month periods ended June 30, 2005 and 2004, and the changes in dollars and as a percentage to 2005 from 2004:

(In Thousands)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Dollar Increase/ (Decrease) to 2005 from 2004	% Increase/ (Decrease) to 2005 from 2004
REVENUES:
Rentals and Fees	$415,771	$342,597	$73,174	21.4%
Retail Sales	29,357	29,049	308	1.1
Non-Retail Sales	87,783	81,771	6,012	7.4
Franchise Royalties and Fees	14,328	11,526	2,802	24.3
Other	3,447	7,836	(4,389)	(56.0)

	550,686	472,779	77,907	16.5

COSTS AND EXPENSES:
Retail Cost of Sales	19,628	20,373	(745)	(3.7)
Non-Retail Cost of Sales	81,722	76,015	5,707	7.5
Operating Expenses	241,233	202,751	38,482	19.0
Depreciation of Rental Merchandise	149,504	125,532	23,972	19.1
Interest	3,337	2,474	863	34.9

	495,424	427,145	68,279	16.0

EARNINGS BEFORE INCOME TAXES	55,262	45,634	9,628	21.1
INCOME TAXES	20,720	17,432	3,288	18.9

NET EARNINGS	$34,542	$28,202	$6,340	22.5%

Revenues

The 16.5% increase in total revenues during the first six months of 2005 over the same period in 2004 is primarily attributable to continued growth in our sales and lease ownership division in which revenues increased 18.7%. Total revenues for our sales and lease ownership division increased $77.3 million to $490.2 million in the six months ended June 30, 2005 compared to $412.9 million in the six months ended June 30, 2004, an 18.7% increase. This increase was attributable to an 8.0% increase in same store revenues and the net addition of 124 Company-operated stores since the end of the second quarter of 2004.

The 21.4% increase in rentals and fees revenues is attributable to a $70.3 million increase from our sales and lease ownership division related to growth in same store revenues and the increase in the number of stores described above.

Revenues from retail sales increased 1.1% due to a $2.2 million increase in our rent-to-rent division primarily related to improving economic conditions. The increase in retail sales revenue in the rent-to-rent division was partially offset by a $1.9 million decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.

The 7.4% increase in non-retail sales in the first six months of 2005 reflects the significant growth in our franchise operations.

The 24.3% increase in franchise royalties and fees primarily reflects an increase in royalty income from franchisees, increasing $2.4 million to $10.7 million in the first six months of 2005 compared to $8.3 million over the same period in 2004, with increased franchise and financing fee revenues comprising the majority of the remainder. This franchisee related revenue growth reflects the net addition of 44 franchised stores since the end of the second quarter 2004 and improving operating revenues driven by increased rental volume at maturing franchised stores. Our franchisees had revenues of $209.5 million during the first six months of 2005, a 21.8% increase over the comparable prior year period. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 56.0% decrease in other revenues is primarily attributable to the recognition of a $5.5 million pre-tax gain on the sale of shares of Rainbow Rentals common stock in the second quarter of 2004, partially offset by a $0.6 million pre-tax gain on the sale of shares of Rent-Way, Inc. common stock in the second quarter of 2005.

Cost of Sales

The 3.7% decrease in retail cost of sales is primarily the result of the decrease in retail sales in our sales and lease ownership division described above, with retail cost of sales as a percentage of retail sales decreasing to 66.9% from 70.1%, due primarily to higher margins on certain retail sales in our rent-to-rent division.

Cost of sales from non-retail sales increased 7.5%, following the increase in non-retail sales described above, with the margin on non-retail sales remaining comparable between the second quarters of 2005 and 2004.

Expenses

The 19.0 % increase in operating expenses is a result of the growth of our sales and lease ownership division described above. As a percentage of total revenues, operating expenses increased to 43.8% in the first six months of 2005 compared to 42.9% during the comparable prior year period. The increase in operating expenses as a percentage of total revenues in 2005 is in part attributable to the inclusion of the gain on the sale of shares of Rainbow Rentals common stock included in revenues in the second quarter of 2004, partially offset by the inclusion of the gain on sale of shares of Rent-Way, Inc. common stock in the second quarter of 2005.

The 19.1% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above. Depreciation of rental merchandise as a percentage of rentals and fees revenue decreased to 36.0% in the first six months of 2005 from 36.6% in comparable prior year period, resulting primarily from increased rentals in the rent-to-rent division, which depreciates its rental merchandise over a longer life than the sales and lease ownership division, and improved rental margins in the sales and lease ownership division.

The 34.9% increase in interest expense is primarily a result of higher debt levels in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The 18.9% increase in income tax expense is driven primarily by the increase in net earnings described below, offset by a reduction in the effective tax rate to 37.5% relating to state income taxes in 2005.

Net Earnings

The 22.5% increase in net earnings to $34.5 million for the six month period ended June 30, 2005 from $28.2 million in the comparable period of 2004 is primarily due to the maturation of new Company-operated sales and lease ownership stores added over the past several years contributing to an 8.0% increase in same store revenues, and a 24.3% increase in franchise fees, royalty income, and other related franchise income. As a percentage of total revenues, net earnings increased to 6.3% for the first six months of 2005 from 6.0% for the comparable 2004 period.

Balance Sheet

Cash. The Company’s cash balance decreased to $4.8 million at June 30, 2005 from $5.9 million at December 31, 2004. The decrease between periods is the result of an increase in the funds transfers between banks without right of offset as of June 30, 2005.

Rental Merchandise. The $45.0 million increase in rental merchandise, net of accumulated depreciation, to $470.6 million on June 30, 2005 from $425.6 million on December 31, 2004, is primarily the result of a net increase of 68 Company-operated sales and lease ownership stores and one additional fulfillment center since December 31, 2004.

Goodwill and Other Intangibles. The $19.0 million increase in goodwill and other intangibles, to $93.9 million on June 30, 2005 from $74.9 million on December 31, 2004, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled approximately $28.5 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.

Prepaid Expenses and Other Assets. The $24.3 million decrease in prepaid expenses and other assets, to $25.8 million on June 30, 2005 from $50.1 million on December 31, 2004, is in part the result of collection during the quarter of $15.2 million in income tax refunds that were receivable at December 31, 2004 and the sale of shares of Rent-Way, Inc. common stock with a carrying value of $6.1 million in the second quarter of 2005.

Credit Facilities. The $31.0 million increase in the amounts we owe under our credit facilities to $147.6 million at June 30, 2005 from $116.7 million at last fiscal year end reflects net borrowings under our revolving credit facility during the first six months of 2005 primarily to fund purchases of rental merchandise, acquisitions, and working capital.

Liquidity and Capital Resources

General

Cash flows from operations for the six months ended June 30, 2005 and 2004 were $9.5 million and $9.3 million, respectively. The increase in cash flows from operations is primarily attributable to receipt of a $15.2 million income tax refund, partially offset by income tax payments, and increased net earnings despite increased non-cash expense for depreciation and amortization. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:

•	cash flow from operations

•	bank credit

•	trade credit with vendors

•	proceeds from the sale of rental return merchandise

•	private debt offerings

•	stock offerings

At June 30, 2005, $76.8 million was outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance increased by approximately $31 million in the first six months of 2005. The increase in borrowings is primarily attributable to cash borrowed for acquisitions, purchases of rental merchandise, tax payments and working capital. We renegotiated our revolving credit agreement on May 28, 2004, extending the life of the agreement until May 28, 2007 and increasing the total available credit to $87 million. We also have $50 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding, for which annual principal repayments of $10 million are first required in the third quarter of 2005. See Note D to the consolidated financial statements appearing in the Company’s 2004 Annual Report on Form 10-K.

Subsequent to quarter end, on July 27, 2005 the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter, beginning on July 27, 2008. The Company intends to use this financing to replace shorter-term borrowings under the Company’s revolving credit agreement.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. These agreements also contain negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants, some of which were amended in July 2005 in connection with the note issuance described above in order to make them less restrictive. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at June 30, 2005 and anticipate remaining in compliance for the foreseeable future.

As of June 30, 2005 Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares.

We have a consistent history of paying dividends, having paid dividends for 18 consecutive years. A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2004 and July 2004. In addition, in July 2004 our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2004. In August 2004 the Board of Directors announced an increase in the frequency of the $.013 per share cash dividends on both Common Stock and Class A Common Stock from a semi-annual to a quarterly basis. The payment for the third quarter of 2004 was distributed in October 2004 for a total fiscal year cash outlay of $2.0 million. The payment for the fourth quarter of 2004 was paid in January 2005 and the payment for the first quarter 2005 was paid in April 2005 for a total cash outlay of $1.3 million in 2005. Our Board of Directors announced the dividend for the second quarter of 2005 on May 3, 2005. Subject to sufficient operating profits, to any future capital needs, and to other contingencies, we currently expect to continue our policy of paying dividends. Subsequent to quarter end, on August 4, 2005, our Board of Directors declared a $.014 per share cash dividend, an increase of 7.7% from the previous quarterly dividend of $.013 per share.

If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of liquidity in the ordinary course of business.

Commitments

Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at June 30, 2005 was approximately $24.8 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 97.5 basis points. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $21.1 million and $24.8 million, respectively, at June 30, 2005.

Income Taxes. Within the next six months, we anticipate that we will make cash payments for 2005 income taxes approximating $30 million. The Company has in the past benefited from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed the Company to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. It is anticipated that the expiration of this temporary accelerated depreciation allowance, combined with the Company’s profitability, will contribute to the Company having to make future tax payments on its income.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2019. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2005, including leases under our construction and lease facility described above, are shown below.

The Company at times obtains ownership of store locations when it constructs free standing properties or when it acquires competitors’ locations. The Company has historically sold and leased back properties it has owned from time to time. The Company presently owns more than 40 various properties at a net book value in excess of $25 million, which it anticipates selling and leasing back in future periods.

We have 24 capital leases, 22 of which are with a limited liability company (“LLC”) whose managers and owners are fourteen Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by this LLC for a total purchase price of approximately $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of approximately $883,000. Another eleven of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the same LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of approximately $702,000.

The other related party capital lease relates to a property sold by Aaron Rents to a second LLC owned solely by Aaron Rents’ chairman, chief executive officer and controlling shareholder and by its president and chief operating officer, for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of approximately $681,000.

The Company does not currently plan to enter into any similar related party transactions in the future. See Note D to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K.

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. At June 30, 2005, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $113.3 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of June 30, 2005:

(In Thousands)	Total	Period Less Than 1 Year	Period 2-3 Years	Period 4-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$130,131	$10,004	$96,808	$20,012	$3,307
Capital Leases	17,506	614	1,527	1,999	13,366
Operating Leases	176,128	47,801	75,291	31,875	21,161

Total Contractual Cash Obligations	$323,765	$58,419	$173,626	$53,886	$37,834

The following table shows the Company’s approximate commercial commitments as of June 30, 2005:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 4-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$113,294	$113,294	$—	$—	$—
Residual Value Guarantee Under Operating Leases	21,149	—	21,149	—	—

Total Commercial Commitments	$134,443	$113,294	$21,149	$—	$—

Market Risk

Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.

At June 30, 2005, we did not have any swap agreements.

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

Internal Control Over Financial Reporting.

There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On Tuesday, May 3, 2005, the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 11, 2005 there were 8,396,233 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 8,259,374 shares representing 98.37% of the total shares of Class A Common Stock entitled to vote at the meeting.

The purpose of the meeting was to re-elect ten directors to a one-year term expiring in 2006 and to approve the Aaron Rents, Inc. Executive Bonus Plan.

The following tables set forth the results of the vote on the two matters:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	8,195,177	64,398
David L. Kolb	8,259,520	55
Robert C. Loudermilk, Jr.	8,195,177	64,398
Gilbert L. Danielson	8,195,177	64,398
Ronald W. Allen	8,259,520	55
Leo Benatar	8,259,520	55
Earl Dolive	8,259,520	55
Ray M. Robinson	8,259,520	55
Ingrid Saunders Jones	8,257,495	2,080
William K. Butler, Jr.	8,259,520	55

	Number of Votes
	For	Against	Abstain	Broker Non- Vote
Approval of the Executive Bonus Plan	8,254,338	2,867	2,370	N/A

ITEM 6. EXHIBITS:

The following exhibits are furnished herewith:

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – August 8, 2005	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 8, 2005		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller