Form 10-Q
period 2005-09-30
AARON RENTS INC
filed 2005-11-08
CIK 706688

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of l934

September 30, 2005	1-13941
For Quarter Ended	Commission File No.
AARON RENTS, INC.
(Exact name of registrant as
specified in its charter)

Georgia	58-0687630
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

309 E. Paces Ferry Road, N.E.
Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)
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
Yes ☑
No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑
No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐
No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	November 4, 2005
Common Stock, $.50 Par Value	41,547,141
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September,	December 31,
	2005	2004
	(In Thousands, Except Share Data)
ASSETS:
Cash	$6,753	$5,865
Accounts Receivable (net of allowances of $3,111 in 2005 and $1,963 in 2004)	43,623	32,736
Rental Merchandise	728,263	639,192
Less: Accumulated Depreciation	(251,331)	(213,625)

	476,932	425,567
Property, Plant and Equipment, Net	133,899	111,118
Goodwill and Other Intangibles, Net	97,241	74,874
Prepaid Expenses and Other Assets	27,882	50,128

Total Assets	$786,330	$700,288

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$97,376	$93,565
Dividends Payable	698	647
Deferred Income Taxes Payable	74,584	95,173
Customer Deposits and Advance Payments	19,223	19,070
Credit Facilities	175,042	116,655

Total Liabilities	366,923	325,110

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 44,989,602 at September 30, 2005 and December 31, 2004	22,495	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2005 and December 31, 2004	6,032	6,032
Additional Paid-in Capital	92,338	91,032
Retained Earnings	335,469	294,077
Accumulated Other Comprehensive Loss	(64)	(539)

	456,270	413,097

Less: Treasury Shares at Cost,
Common Stock, 3,453,888 Shares at September 30, 2005 and 3,625,230 Shares at December 31, 2004	(20,959)	(22,015)
Class A Common Stock, 3,667,623 Shares at September 30, 2005 and December 31, 2004	(15,904)	(15,904)

Total Shareholders’ Equity	419,407	375,178

Total Liabilities & Shareholders’ Equity	$786,330	$700,288

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$210,951	$173,721	$626,722	$516,318
Retail Sales	14,442	13,651	43,799	42,700
Non-Retail Sales	43,709	36,831	131,492	118,602
Franchise Royalties and Fees	7,548	6,568	21,876	18,094
Other	2,017	877	5,464	8,713

	278,667	231,648	829,353	704,427

COSTS AND EXPENSES:
Retail Cost of Sales	9,449	9,785	29,077	30,158
Non-Retail Cost of Sales	40,639	34,253	122,361	110,268
Operating Expenses	136,003	104,864	377,236	307,615
Depreciation of Rental Merchandise	76,727	63,845	226,231	189,377
Interest	2,343	1,350	5,680	3,824

	265,161	214,097	760,585	641,242

EARNINGS BEFORE INCOME TAXES	13,506	17,551	68,768	63,185

INCOME TAXES	4,663	6,904	25,383	24,336

NET EARNINGS	$8,843	$10,647	$43,385	$38,849

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.18	$.21	$.87	$.78

Assuming Dilution	.17	.21	.85	.77

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.014	$.013	$.040	$.026
Class A Common Stock	.014	.013	.040	.026

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,861	49,711	49,807	49,557
Assuming Dilution	50,844	50,681	50,786	50,500
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$43,385	$38,849
Depreciation and Amortization	246,268	207,214
Additions to Rental Merchandise	(435,551)	(403,039)
Book Value of Rental Merchandise Sold or Disposed	169,284	159,882
Change in Deferred Income Taxes	(20,589)	14,644
Gain on Sale of Marketable Securities	(565)	(5,481)
Loss / (Gain) on Sale of Property, Plant, and Equipment	114	(429)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	20,023	—
Change in Accounts Payable and Accrued Expenses	4,262	(2,330)
Change in Accounts Receivable	(10,887)	(1,683)
Other Changes, Net	(4,109)	4,243

Cash Provided by Operating Activities	11,635	11,870

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(43,473)	(27,550)
Contracts and Other Assets Acquired	(35,485)	(24,228)
Proceeds from Sale of Marketable Securities	6,993	7,592
Investment in Marketable Securities	—	(6,436)
Proceeds from Sale of Property, Plant, and Equipment	3,294	6,162

Cash Used by Investing Activities	(68,671)	(44,460)

FINANCING ACTIVITIES:
Proceeds from sale of senior notes	60,000	—
Proceeds from Credit Facilities	314,110	237,688
Repayments on Credit Facilities	(315,723)	(208,461)
Dividends Paid	(1,942)	(1,397)
Issuance of Stock Under Stock Option Plans	1,479	4,542

Cash Provided by Financing Activities	57,924	32,372

Increase (Decrease) in Cash	888	(218)
Cash at Beginning of Period	5,865	4,687

Cash at End of Period	$6,753	$4,469

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of September 30, 2005 and the consolidated statements of earnings and the consolidated statements of cash flows for the quarters and nine-month periods ended September 30, 2005 and 2004, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K.
Cash
In the consolidated balance sheet as of September 30, 2004 and consolidated statement of cash flows for the nine months ended September 30, 2004, checks outstanding were classified as a reduction to cash. Because the financial institutions with checks outstanding and those with deposits on hand did not and do not have legal rights of offset, we have reclassified checks outstanding in certain zero balance bank accounts to accounts payable at September 30, 2005 and for all consolidated balance sheets and consolidated statements of cash flows presented. This reclassification has the effect of increasing both cash and accounts payable and accrued expenses by $4.3 million on the consolidated balance sheet as of September 30, 2004 and the change in accounts payable and accrued expenses by $0.3 million on the consolidated statement of cash flows for the nine months ended September 30, 2004.
Rental Merchandise
See Note A to the consolidated financial statements in the 2004 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended September 30 were $8.9 million in 2005 and $7.8 million in 2004. Rental merchandise adjustments for the nine-month periods ended September 30 were $17.0 million in 2005 and $14.8 million in 2004. These charges are recorded as a component of operating expenses. Effective September 30, 2004 we began recording rental merchandise adjustments on the allowance method, which estimates merchandise losses incurred but not yet identified by management as of the end of the accounting period. We expect periodic rental merchandise adjustments under this new method to be materially consistent with the prior year’s adjustments under the formerly utilized direct write-off method, pursuant to which merchandise losses were only recognized after they were specifically identified.
Goodwill and Other Intangibles

During the nine months ended September 30, 2005, the Company recorded $21.6 million in goodwill, $2.0 million in customer relationship intangibles, and $0.3 million in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense approximated $518,000 and $411,000 for the three-month periods ended September 30, 2005 and 2004, respectively. Amortization expense approximated $1.5 million and $1.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The aggregate purchase price for these asset acquisitions totaled approximately $35.5 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; we anticipate finalizing them prior to December 31, 2005. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for these stock option grants. The Company has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant. Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant multiplied by the number of options granted.
For purposes of pro forma disclosures under SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2005	2004	2005	2004

Net Earnings before effect of Key Executive grants	$8,975	$10,731	$43,782	$38,965
Expense effect of Key Executive grants recognized	(132)	(84)	(397)	(116)

Net Earnings as Reported	8,843	10,647	43,385	38,849
Stock-based Employee Compensation Cost, Net of Tax — Pro Forma	(532)	(386)	(1,545)	(1,202)

Pro Forma Net Earnings	$8,311	$10,261	$41,840	$37,647

Basic Earnings Per Share — As Reported	$.18	$.21	$.87	$.78

Basic Earnings Per Share — Pro Forma	$.17	$.21	$.84	$.76

Diluted Earnings Per Share — As Reported	$.17	$.21	$.85	$.77

Diluted Earnings Per share — Pro Forma	$.16	$.20	$.83	$.75

For periods beginning after December 31, 2005, the Company will account for all employee stock options under the fair value method. See Note E.
Income Taxes
The Company has in the past benefited from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed the Company to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. It is anticipated that the expiration of this temporary accelerated depreciation allowance, combined with the Company’s profitability, will contribute to the Company having to make future tax payments on its income. During the third quarter of 2005, income tax expense decreased due to lower state income taxes as well as adjustments resulting from favorable state income allocations in connection with the Company’s filing of its 2004 tax return this quarter. The third quarter tax provision reflects the year to date effect of such adjustments.
Note B – Credit Facilities
See Note D to the consolidated financial statements in the 2004 Annual Report on Form 10-K.
During the third quarter of 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter, beginning on July 27, 2008. The Company used the proceeds from this financing to replace shorter-term borrowings under the Company’s revolving credit agreement.
There were no significant changes in the nature of the Company’s capital leases with related parties during the third quarter of 2005. The Company was in compliance with all restrictive covenants contained in its credit facilities.
Note C – Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Net Earnings	$8,843	$10,647	$43,385	$38,849
Other comprehensive income:
Derivative instruments, net of taxes	—	124	215	508
Unrealized gain on marketable securities, net of taxes	—	(767)	82	1,611
Recognition of unrealized gain on marketable securities, net of taxes	—		178	(3,350)

Total other comprehensive income	—	(643)	475	(1,231)

Comprehensive Income	$8,843	$10,004	$43,860	$37,618

Note D – Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Revenues From External Customers:
Sales & Lease Ownership	$241,070	$196,932	$713,088	$595,183
Rent-to-Rent	28,739	27,012	87,435	80,647
Franchise	7,627	6,606	22,119	18,168
Other	1,090	224	4,174	8,298
Manufacturing	21,391	15,409	66,366	50,123
Elimination of Intersegment Revenues	(21,292)	(15,619)	(66,149)	(50,521)
Cash to Accrual Adjustments	42	1,084	2,320	2,529

Total Revenues from External Customers	$278,667	$231,648	$829,353	$704,427

Earnings Before Income Taxes:
Sales & Lease Ownership	$7,456	$10,407	$44,636	$41,019
Rent-to-Rent	1,537	1,757	7,824	6,218
Franchise	5,702	4,630	16,343	12,901
Other	(2,030)	494	(1,374)	2,656
Manufacturing	394	(1,167)	1,589	(218)

Earnings Before Income Taxes for Reportable Segments	13,059	16,121	69,018	62,576
Elimination of Intersegment (Profit) Loss	(358)	1,148	(1,445)	209
Cash to Accrual and Other Adjustments	805	282	1,195	400

Total Earnings Before Income Taxes	$13,506	$17,551	$68,768	$63,185

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes the allowance method is used and is reflected as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.

•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
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

Note E – Adoption of New Accounting Principles
In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company beginning January 1, 2006, though early application is permitted. Management is currently assessing the impact of SFAS 151, but does not expect the impact to be material.
In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-based Payment. SFAS 123R amends SFAS 123 to require adoption of the fair value method of accounting for employee stock options. In April 2005, the SEC extended the adoption date of SFAS 123R to January 1, 2006 for calendar-year companies. The transition guidance in SFAS 123R specifies that compensation expense for options granted prior to the effective date be recognized over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized over the vesting period of those options. We anticipate recognizing compensation expense of approximately $2.9 million and $1.3 million, or $.04 and $.02 per diluted share, for the years ended December 31, 2006 and 2007, respectively, in connection with stock option grants made prior to September 30, 2005.
In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not anticipated to have a material effect on the Company’s financial position or results of operations.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2005, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $108.8 million. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no losses associated with the franchisee loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. See Note F to the consolidated financial statements in the 2004 Annual Report on Form 10-K for further information.
Note G – Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D to the consolidated financial statements in the 2004 Annual Report on Form 10-K.
As part of its marketing program, the Company sponsors professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. In 2005, the Company began sponsoring a driver development program implemented by Mr. Waltrip’s company. The two drivers participating in the driver development program for 2005 are both the sons of the president of the Company’s sales and lease ownership division. The portion of the Company’s sponsorship of Michael Waltrip attributable to the driver development program is approximately $890,000 for 2005.
Note H – Effects of Hurricanes Katrina and Rita

During the third quarter of 2005, the Company recorded $3.9 million in estimated losses of merchandise in customers’ homes and in stores that was either destroyed or severely damaged by Hurricanes Katrina and Rita, of which $1.1 million is expected to be covered by insurance proceeds. Additionally, the Company recorded $0.7 million in other income related to expected proceeds from business interruption insurance associated with the operations of hurricane-affected stores.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
November 4, 2005

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and nine months ended September 30, 2005, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron Rents’ Rent-to-Rent Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 89% of our total revenues in the third quarter and the first nine months of 2005 compared with 88% in each of the comparable periods in 2004.
In this management’s discussion and analysis section we review the results of our sales and lease ownership and rent-to-rent divisions, as well as the five components of our revenues: rentals and fees, retail sales, non-retail sales, franchise royalties and fees and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and rent-to-rent stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise. Non-retail sales mainly represent merchandise sales to our franchisees from our sales and lease ownership division. Franchise royalties and fees represent fees from sale of franchise rights and royalty payments from franchisees as well as other related income from our franchised stores. Other revenues represents other miscellaneous revenues ancillary to our core operations, including the gain on the sale of investments.
We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores. Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.

Results of Operations
Three months ended September 30, 2005 versus three months ended September 30, 2004
The following table shows key selected financial data for the quarters ended September 30, 2005 and 2004, and the changes in dollars and as a percentage to 2005 from 2004:

	Three Months	Three Months	Dollar Increase/	% Increase/
	Ended	Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2005	September 30, 2004	2005 from 2004	2005 from 2004

REVENUES:
Rentals and Fees	$210,951	$173,721	$37,230	21.4%
Retail Sales	14,442	13,651	791	5.8
Non-Retail Sales	43,709	36,831	6,878	18.7
Franchise Royalties and Fees	7,548	6,568	980	14.9
Other	2,017	877	1,140	130.0

	278,667	231,648	47,019	20.3

COSTS AND EXPENSES:
Retail Cost of Sales	9,449	9,785	(336)	(3.4)
Non-Retail Cost of Sales	40,639	34,253	6,386	18.6
Operating Expenses	136,003	104,864	31,139	29.7
Depreciation of Rental Merchandise	76,727	63,845	12,882	20.2
Interest	2,343	1,350	993	73.6

	265,161	214,097	51,064	23.9

EARNINGS BEFORE INCOME TAXES	13,506	17,551	(4,045)	(23.0)
INCOME TAXES	4,663	6,904	(2,241)	(32.5)

NET EARNINGS	$8,843	$10,647	$(1,804)	(16.9)%

Revenues
The 20.3% increase in total revenues in the third quarter of 2005 over the same period in 2004 is primarily attributable to continued growth in our sales and lease ownership division in which revenues increased 21.9%. Total revenues for our sales and lease ownership division increased $44.8 million to $249.2 million in the third quarter of 2005 compared to $204.3 million in the third quarter of 2004. This increase was attributable to an 8.4% increase in same store revenues and the net addition of 122 Company-operated stores since the end of the third quarter of 2004. The total number of Company-owned stores at September 30, 2005 was 766.
The 21.4% increase in rentals and fees revenues is attributable to a $35.4 million increase from our sales and lease ownership division related to growth in same store revenues and the increase in the number of stores described above.
Revenues from retail sales increased 5.8% due to a $0.7 million increase in our sales and lease ownership division. Retail sales represent sales of both new and rental return merchandise.
The 18.7% increase in non-retail sales in the third quarter of 2005 reflects the significant growth in our franchise operations. The total number of franchised stores at September 30, 2005 was 383, reflecting a net addition of 40 stores since the end of the third quarter of 2004.
The 14.9% increase in franchise royalties and fees primarily reflects an increase in royalty income from franchisees, increasing $0.8 million to $5.3 million in the third quarter of 2005 compared to $4.5 million in the third quarter of 2004, with increased franchise and financing fee revenues comprising the majority of the remainder. This franchisee related revenue growth reflects the net addition of 40 franchised stores since the end of the third quarter 2004 and improving operating revenues driven by increased rental volume at maturing franchised stores. Our franchisees had revenues of $102.7 million during the third quarter of 2005, a 15% increase over the comparable prior year period. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.
The 130.0% increase in other revenues is primarily attributable to the recognition of a $0.7 million gain related to expected proceeds from business interruption insurance associated with the operations of stores affected by Hurricanes Katrina and Rita in the third quarter of 2005.
Cost of Sales
Retail cost of sales decreased 3.4%, with retail cost of sales as a percentage of retail sales decreasing to 65.4% from 71.7%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.
Cost of sales from non-retail sales increased 18.6%, following the increase in non-retail sales described above, with the margin on non-retail sales remaining comparable between the third quarters of 2005 and 2004.
Expenses
The 29.7% increase in operating expenses is a result of the growth of our sales and lease ownership division described above, coupled with $2.8 million in expenses, net of $1.1 million of expected insurance recoveries, related to estimated losses due to Hurricanes Katrina and Rita. As a percentage of total revenues, operating expenses increased to 48.8% for the third quarter of 2005 compared to 45.3% for the third quarter of 2004.
The 20.2% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above. Depreciation of rental merchandise as a percentage of rentals and fees revenue decreased to 36.4% for the third quarter of 2005 from 36.8% for the third quarter of 2004, resulting from improved rental margins in the sales and lease ownership division.
The 73.6% increase in interest expense is primarily a result of higher debt levels in the third quarter of 2005 compared to the third quarter of 2004.
The reduction in the effective tax rate to 34.5% in 2005 compared to 39.3% in 2004 is due to lower state income taxes as well as adjustments resulting from favorable state income allocations in connection with the Company’s filing of its 2004 tax return this quarter. The third quarter tax provision reflects the year to date effect of such adjustments.
Net Earnings
The 16.9% decrease in net earnings in the third quarter of 2005 is primarily due to increased expenses during the third quarter of 2005 related to estimated losses due to Hurricanes Katrina and Rita, higher operating expenses and slightly lower margins on rentals, partially offset by the maturation of new Company-operated sales and lease ownership stores added over the past several years contributing to a 8.4% increase in same store revenues, and a 14.9% increase in franchise fees, royalty income, and other related franchise income. As a percentage of total revenues, net earnings decreased to 3.2% for the third quarter of 2005 from 4.6% for the third quarter of 2004 primarily related to increased expenses during the third quarter of 2005 and estimated losses due to Hurricanes Katrina and Rita.
Nine months ended September 30, 2005 versus nine months ended September 30, 2004
The following table shows key selected financial data for the nine month periods ended September 30, 2005 and 2004, and the changes in dollars and as a percentage to 2005 from 2004:

			Dollar Increase/	% Increase/
	Nine Months Ended	Nine Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2005	September 30, 2004	2005 from 2004	2005 from 2004

REVENUES:
Rentals and Fees	$626,722	$516,318	$110,404	21.4%
Retail Sales	43,799	42,700	1,099	2.6
Non-Retail Sales	131,492	118,602	12,890	10.9
Franchise Royalties and Fees	21,876	18,094	3,782	20.9
Other	5,464	8,713	(3,249)	(37.3)

	829,353	704,427	124,926	17.7

COSTS AND EXPENSES:
Retail Cost of Sales	29,077	30,158	(1,081)	(3.6)
Non-Retail Cost of Sales	122,361	110,268	12,093	11.0
Operating Expenses	377,236	307,615	69,621	22.6
Depreciation of Rental Merchandise	226,231	189,377	36,854	19.5
Interest	5,680	3,824	1,856	48.5

	760,585	641,242	119,343	18.6

EARNINGS BEFORE INCOME TAXES	68,768	63,185	5,583	8.8
INCOME TAXES	25,383	24,336	1,047	4.3

NET EARNINGS	$43,385	$38,849	$4,536	11.7%

Revenues
The 17.7% increase in total revenues during the first nine months of 2005 over the same period in 2004 is primarily attributable to continued growth in our sales and lease ownership division in which revenues increased 19.8%. Total revenues for our sales and lease ownership division increased $122.1 million to $739.3 million in the nine months ended September 30, 2005 compared to $617.2 million in the nine months ended September 30, 2004. This increase was attributable to a 9.0% increase in same store revenues and the net addition of 122 Company-operated stores since the end of the third quarter of 2004.
The 21.4% increase in rentals and fees revenues is attributable to a $105.7 million increase from our sales and lease ownership division related to growth in same store revenues and the increase in the number of stores described above.
Revenues from retail sales increased 2.6% due to a $2.3 million increase in our rent-to-rent division primarily related to improving economic conditions. The increase in retail sales revenue in the rent-to-rent division was partially offset by a $1.2 million decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales.
The 10.9% increase in non-retail sales in the first nine months of 2005 reflects the significant growth of our franchise operations.
The 20.9% increase in franchise royalties and fees primarily reflects an increase in royalty income from franchisees, increasing $3.2 million to $16.0 million in the first nine months of 2005 compared to $12.8 million over the same period in 2004, with increased franchise and financing fee revenues comprising the majority of the remainder. This franchisee related revenue growth reflects the net addition of 40 franchised stores since the end of the third quarter 2004 and improving operating revenues driven by increased rental volume at maturing franchised stores. Our franchisees had revenues of $312.3 million during the first nine months of 2005, a 19.4% increase over the comparable prior year period. Revenues of franchisees, however, are not revenues of Aaron Rents, Inc.

The 37.3% decrease in other revenues is primarily attributable to the recognition of a $5.5 million gain on the sale of shares of Rainbow Rentals, Inc. common stock in the second quarter of 2004, partially offset by a $0.6 million gain on the sale of shares of Rent-Way, Inc. common stock in the second quarter of 2005 and the recognition of a $0.7 million gain related to expected proceeds from business interruption insurance associated with the operations of stores affected by Hurricanes Katrina and Rita.
Cost of Sales
Retail cost of sales decreased 3.6%, with retail cost of sales as a percentage of retail sales decreasing to 66.4% from 70.6%, due primarily to higher margins on certain retail sales in our sales and lease ownership division.
Cost of sales from non-retail sales increased 11.0%, following the increase in non-retail sales described above, with the margin on non-retail sales remaining comparable between the first nine months of 2005 and 2004.
Expenses
The 22.6% increase in operating expenses is a result of the growth of our sales and lease ownership division described above, coupled with $2.8 million in expenses, net of $1.1 million of expected insurance recoveries, related to estimated losses due to Hurricanes Katrina and Rita. As a percentage of total revenues, operating expenses increased to 45.5% in the first nine months of 2005 compared to 43.7% during the comparable prior year period.
The 19.5% increase in depreciation of rental merchandise was the result of the growth of our sales and lease ownership division described above. Depreciation of rental merchandise as a percentage of rentals and fees revenue decreased to 36.1% in the first nine months of 2005 from 36.7% in comparable prior year period, resulting primarily from improved rental margins in the sales and lease ownership division.
The 48.5% increase in interest expense is primarily a result of higher debt levels in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
The reduction in the effective tax rate to 36.9% is due to lower state income taxes as well as adjustments resulting from favorable state income allocations in connection with the Company’s filing of its 2004 tax return in the third quarter of 2005.
Net Earnings
The 11.7% increase in net earnings to $43.4 million for the nine month period ended September 30, 2005 from $38.8 million in the comparable period of 2004 is primarily due to the maturation of new Company-operated sales and lease ownership stores added over the past several years contributing to an 9.0% increase in same store revenues, and a 20.9% increase in franchise fees, royalty income, and other related franchise income. As a percentage of total revenues, net earnings decreased to 5.2% for the first nine months of 2005 from 5.5% for the comparable 2004 period primarily related to increased expenses during the third quarter of 2005 and estimated losses due to Hurricanes Katrina and Rita.
Balance Sheet
Cash. The Company’s cash balance increased to $6.8 million at September 30, 2005 from $5.9 million at December 31, 2004. The increase between periods is the result of normal fluctuations in the Company’s cash balances that are the result of timing differences between when our retail stores deposit cash and when that cash is available for application against the Company’s outstanding revolving credit facility.
Rental Merchandise. The $51.3 million increase in rental merchandise, net of accumulated depreciation, to $476.9 million on September 30, 2005 from $425.6 million on December 31, 2004, is primarily the result of a net increase of 91 Company-operated sales and lease ownership stores and two additional fulfillment centers since December 31, 2004.

Goodwill and Other Intangibles. The $22.3 million increase in goodwill and other intangibles, to $97.2 million on September 30, 2005 from $74.9 million on December 31, 2004, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled approximately $35.5 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. The $22.2 million decrease in prepaid expenses and other assets, to $27.9 million on September 30, 2005 from $50.1 million on December 31, 2004, is in part the result of the collection during the year of $15.2 million in federal income tax refunds that were receivable at December 31, 2004 and the sale of shares of Rent-Way, Inc. common stock with a carrying value of $6.1 million in the second quarter of 2005.
Credit Facilities. The $58.4 million increase in the amounts we owe under our credit facilities to $175.0 million at September 30, 2005 from $116.7 million at last fiscal year end reflects net borrowings under our revolving credit facility during the first nine months of 2005 primarily to fund purchases of rental merchandise, acquisitions, real estate, tax payments and working capital.
Liquidity and Capital Resources
General
Cash flows from operations for the nine months ended September 30, 2005 and 2004 were $11.6 million and $11.9 million, respectively. The decrease in cash flows from operations is primarily attributable to income tax payments, partially offset by the receipt of a $15.2 million federal income tax refund. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and rent-to-rent stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:
•	cash flow from operations

•	bank credit

•	trade credit with vendors

•	proceeds from the sale of rental return merchandise

•	private debt offerings

•	stock offerings
At September 30, 2005, $54.4 million was outstanding under the Company’s revolving credit agreement. The Company’s credit facilities balance increased by approximately $58.4 million in the first nine months of 2005. The increase in borrowings is primarily attributable to cash borrowed for acquisitions, purchases of rental merchandise, tax payments and working capital. We renegotiated our revolving credit agreement on May 28, 2004, extending the life of the agreement until May 28, 2007 and increasing the total available credit to $87 million. We also have $40 million in aggregate principal amount of 6.88% senior unsecured notes due August 2009 currently outstanding. Pursuant to the terms of the notes, the Company made a principal repayment of $10 million in the third quarter of 2005; similar principal repayments are due each year until maturity. See Note D to the consolidated financial statements appearing in the Company’s 2004 Annual Report on Form 10-K for further information.
During the third quarter of 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a fixed rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter, beginning on July 27, 2008. The Company used the proceeds from this financing to replace shorter-term borrowings under the Company’s revolving credit agreement and to meet the capital needs required to fund acquisitions, purchases of rental merchandise, tax payments and working capital.

Aaron Rents’ revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. These agreements also contain negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants, some of which were amended in July 2005 in connection with the note issuance described above in order to make them less restrictive. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at September 30, 2005 and anticipate remaining in compliance for the foreseeable future.
As of September 30, 2005 Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares.
We have a consistent history of paying dividends, having paid dividends for 18 consecutive years. A $.013 per share dividend on Common Stock and Class A Common Stock was paid in January 2004 and July 2004. In addition, in July 2004 our Board of Directors declared a 3-for-2 stock split, effected in the form of a 50% stock dividend, which was distributed to shareholders in August 2004. In August 2004 the Board of Directors announced an increase in the frequency of the $.013 per share cash dividends on both Common Stock and Class A Common Stock from a semi-annual to a quarterly basis. The payment for the third quarter of 2004 was distributed in October 2004 for a total fiscal year cash outlay of $2.0 million. The payment for the fourth quarter of 2004 was paid in January 2005. The payment for the first quarter 2005 was paid in April 2005 and the payment for the second quarter was paid in July 2005 for a total cash outlay of $1.9 million in 2005. Our Board of Directors announced the dividend for the third quarter of 2005 on August 4, 2005 increasing the quarterly dividend to $0.014 per share from the previous quarterly dividend of $0.013 per share, an increase of 7.7%. Subject to sufficient operating profits, to any future capital needs and to other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of liquidity in the ordinary course of business.
Commitments
Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at September 30, 2005 was approximately $24.5 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 110 basis points. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are approximately $20.9 million and $24.5 million, respectively, at September 30, 2005.
Income Taxes. During the first nine months of 2005, we made approximately $37 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for 2005 income taxes approximating $16 million. The Company has in the past benefited from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed the Company to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. The Company anticipates having to make future tax payments on its income as a result of expected profitability and the taxes that are now due on accelerated or “bonus” depreciation deductions that were taken in prior periods.

Leases. Aaron Rents leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2019. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2005, including leases under our construction and lease facility described above, are shown in the table under “Contractual Obligations and Commitments” below.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. At September 30, 2005, the portion that the Company might be obligated to repay in the event franchisees defaulted was approximately $108.8 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations and commitments to make future payments as of September 30, 2005:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$157,684	$10,004	$86,363	$34,012	$27,305
Capital Leases	17,358	629	1,594	2,046	13,089
Operating Leases	186,705	46,714	78,480	33,758	27,753

Total Contractual Cash Obligations	$361,747	$57,347	$166,437	$69,816	$68,147

The following table shows the Company’s approximate commercial commitments as of September 30, 2005:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$108,780	$108,780	$—	$—	$—
Residual Value Guarantee Under Operating Leases	20,858	—	20,858	—	—

Total Commercial Commitments	$129,638	$108,780	$20,858	$—	$—

Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.
At September 30, 2005, we did not have any swap agreements.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS:
The following exhibits are furnished herewith:

10(ee)	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note (incorporated by referenced from Exhibit 10(ee) to the Company’s Current Report on Form 8-K, Commission File No. 1-19341, filed with the Commission on August 2, 2005 (the “8/2/05 Form 8-K”).

10(ff)	First Amendment and Waiver Agreement made as of May 28, 2004 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 (incorporated by reference from Exhibit 10(ff) to the 8/2/05 Form 8-K).

10(gg)	Second Amendment made as of July 27, 2005 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 (incorporated by reference from Exhibit 10(gg) to the 8/2/05 Form 8-K).

10(hh)	First Amendment made and entered into as of July 27, 2005 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent (incorporated by reference from Exhibit 10(hh) to the 8/2/05 Form 8-K).

10(ii)	Third Amendment made and entered into as of July 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference from Exhibit 10(ii) to the 8/2/05 Form 8-K).

10(jj)	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent (incorporated by reference from Exhibit 10(jj) to the 8/2/05 Form 8-K).

10(kk)	First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent.

10(ll)	First Amendment made and entered into as of September 27, 2004 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.

10(mm)	Second Amendment made and entered into as of May 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC.
(Registrant)

Date – November 8, 2005	By:	/s/ Gilbert L. Danielson Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – November 8, 2005		/s/ Robert P. Sinclair, Jr. Robert P. Sinclair, Jr.
Vice President,
Corporate Controller