Form 10-K
period 2005-12-31
AARON RENTS INC
filed 2006-03-15
CIK 706688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                    Accelerated Filer ☐                     Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,002,016,111. See Item 12.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 24, 2006 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	FEBRUARY 24, 2006
Common Stock, $.50 Par Value	41,649,582
Class A Common Stock, $.50 Par Value	8,396,233
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference into Part II of this Form 10-K.
     Portions of the registrant’s definitive Proxy Statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     Certain written and oral statements made by Aaron Rents, Inc. may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “anticipate,” “believe,” “expect,” “intend”, “estimate,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including growth in store openings and franchises awarded, market share, and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company’s historical experience and the company’s present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of these risks and uncertainties, see the section of this report entitled “Risk Factors.”

PART I.
ITEM 1. BUSINESS
General
     Aaron Rents, Inc. is a leading U.S. company engaged in the combined businesses of the lease ownership, rental and specialty retailing of consumer electronics, residential and office furniture, household appliances, and accessories, with 1,198 stores, including both our company-operated and independently-owned franchised stores, in 46 states, Puerto Rico and Canada as of December 31, 2005. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron Rents’ Corporate Furnishings division (previously known as the Aaron Rents’ Rent-to-Rent division), and the MacTavish Furniture Industries division, which supplies nearly one-half of the furniture and related accessories leased and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
     At December 31, 2005, we had 1,140 sales and lease ownership stores, including 748 company-operated stores in 27 states and Puerto Rico and 392 franchised stores in 46 states and Canada. There were also 58 corporate furnishings stores in our corporate furnishings division in 14 states at December 31, 2005. Revenues from our sales and lease ownership division (which includes revenues from franchisees) accounted for 89%, 88%, and 86%, of our total revenues in 2005, 2004, and 2003, respectively.
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
     We franchise our sales and lease ownership stores in select markets where we have no immediate plans to enter. We believe that our franchise program:
•	allows us to grow more quickly

•	achieves economies of scale in purchasing, manufacturing and advertising for our sales and lease ownership stores

•	increases exposure to our brand

•	provides new revenues from franchise fees and royalties
     We have added 248 company-operated and 105 franchised sales and lease ownership stores since the beginning of 2004. We estimate that we will open approximately 90 company-operated sales and lease ownership stores in 2006 and will seek selective acquisitions. We anticipate that our franchisees will open approximately 70 franchised sales and lease ownership stores in 2006.
     Aaron Rents’ Corporate Furnishings. Our corporate furnishings division rents new and rental return merchandise to individuals and businesses, with a focus on renting residential and office furniture to business customers. We have been in the corporate furnishings business (referred to in the industry as “rent-to-rent”) for over 50 years and believe we are the second largest furniture corporate furnishings company in the United States. In 2004, the corporate furnishings business stabilized from the declines experienced in 2003 and 2002 due to the weak economy and reduced corporate spending. In response, we reduced our corporate furnishings store count by 12 stores since the beginning of 2003 and took other steps to improve this division’s profitability, with these measures and the economic recovery leading to the improved 2004 earnings results despite nearly unchanged revenues. Revenues and earnings for the division continued to increase in 2005 in part due to increased activity following the hurricanes in the southern United States. Our corporate furnishings division remains an important source of net earnings to us.
     Business customers, who represent an increasing portion of rental customers, rent residential furniture in order to provide furnishings for relocated employees or those on temporary assignment. Business customers also enter into rental agreements for office furniture to meet seasonal, temporary or start-up needs.
     MacTavish Furniture Industries. Aaron Rents is the only major furniture rental company in the United States that manufactures its own furniture. By manufacturing our own specially designed residential and office furniture through our MacTavish Furniture Industries division, we believe we enjoy an advantage over many of our competitors. Manufacturing enables us to control the quality, cost, timing, styling and quantity of our furniture rental products. We operate six furniture plants, four bedding facilities and two lamp manufacturing facilities, which supply nearly one-half of the furniture and related accessories we rent or sell.
Industry Overview
          The Rent-to-Own Industry
     The rent-to-own industry, a growing segment of the retail industry, offers an alternative to traditional methods of obtaining furniture, electronics, and appliances. According to industry sources, there are approximately 8,300 rent-to-own stores in the United States. Annual industry-wide revenues are believed to be approximately $6.6 billion.
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
     Our sales and lease ownership model is also distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their rental merchandise. More of the initial renters of our merchandise obtain ownership versus rent-to-own businesses in general. We believe our sales and lease ownership model offers the following unique characteristics:
• Flexible payment methods—we offer our customers the opportunity to pay by cash, check, or credit or debit card, compared with the more common cash payment method at rent-to-own stores. Approximately 49% of our customers pay by check or credit or debit card.
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
     Our sales and lease ownership model also has attractive features in common with traditional retailers. We offer an up-front “cash and carry” purchase option on select merchandise at prices that are competitive with discount and/or traditional retailers. Our merchandise selection and store size are more typical of traditional retailers. However, unlike most traditional retailers, our sales and lease ownership transactions are not credit installment contracts.
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

Operating Strategies
     Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
• Differentiate the Aaron’s Sales & Lease Ownership concept. We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make sales and lease ownership customers feel welcome in our stores.
• Offer high levels of customer service and satisfaction. We foster relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. Aaron Rents demonstrates its commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s University, which is a 30-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.
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
• Capitalize on our existing corporate furnishings business. We strive to increase revenues in our existing corporate furnishings stores, particularly in the business sector, while managing that division’s costs and expenses to make best use of its net earnings and cash flow for the development of our higher-growth operations. We believe that our ability to deliver furniture and equipment to our business customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to deliver comparable merchandise. In addition, we locate warehouses next to each showroom, enabling store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries. This results in more efficient and consistent customer service. Revenues in the corporate furnishings business stabilized as the economy began to recover in 2004, and earnings improved as our measures to improve profitability in reaction to the decline in the business in previous years took effect. We believe that our corporate furnishings business will continue to provide us with cash flow to finance a portion of the planned expansion of the sales and lease ownership division. In addition, we believe that continued economic expansion may provide growth opportunities in the corporate furnishings market, particularly in the business sector.
• Manage merchandise through our manufacturing and distribution capabilities. We believe that our furniture manufacturing operations and network of 15 fulfillment centers at December 31, 2005 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, styling, durability and quantity of a substantial portion of our rental furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores and manage inventory levels more efficiently. We plan to open several more fulfillment centers in 2006.
• Utilize proprietary management information systems. We have developed proprietary computerized information systems to systematically manage collections and merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Our separate systems are tailored to meet the distinct needs of our sales and lease ownership and corporate furnishings operations.
Growth Strategies
     We seek to increase our revenues and profitability through our growth strategies. Our growth strategies are to:
• Open additional company-operated sales and lease ownership stores. Our strategy is to open sales and lease ownership stores in existing and select new geographic markets where we can cluster stores to realize economies of scale in marketing and distribution and other operating efficiencies. In accordance with this strategy we added 132 company-operated store locations in 2005.
• Increase revenues and net earnings from existing sales and lease ownership stores. We experienced same store revenue growth of 8.3% in 2005, 11.6% in 2004, and 10.1% in 2003. We calculate same store revenue growth by comparing revenues from consecutive years for all stores open for that entire 24-month period, excluding stores that received rental agreements from other acquired, closed, or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores opened in the past few years mature.
• Seek acquisitions in both new and existing sales and lease ownership markets. We will continue to explore acquisitions of other rent-to-own operations as another avenue of growth. In 2005, we added 96 sales and lease ownership locations through acquisitions. Some of these locations were subsequently merged with existing locations to achieve fixed cost leverage.
• Award additional sales and lease ownership franchises. We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that enhances the economies of scale in purchasing, manufacturing, and advertising for our sales and lease ownership stores. Franchise fees and royalties also represent a growing source of company revenues. In 2005, we added 71 franchise locations and had a pipeline at year-end 2005 of 272 stores scheduled to open over the next few years.
Operating Divisions
          Sales & Lease Ownership
     We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2005, we had 748 company-operated sales and lease ownership stores in 27 states and Puerto Rico, and 392 franchised sales and lease ownership stores in 46 states and Canada. We believe that the decline in the number of furniture stores that focus on credit installment sales to lower to middle income consumers has created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the rental market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises over 40% of all households in the United States and that the needs of these consumers are generally underserved.
     We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising selection and store layout, pricing, and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of rent-to-own stores, our traditional corporate furnishings (rent-to-rent) business, and the operations of home furnishings retailers who finance merchandise.

     The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access strategically located within ten miles of established working class neighborhoods and communities. We also build to suit stand alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries, and generally offers same or next day delivery for addresses located within ten miles of the store. We emphasize a broad selection of brand name products for our electronics, including computers, and appliance items, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division. Our sales and lease ownership stores also offer lawn tractors and jewelry.
     We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by home furnishings retailers who finance merchandise. Approximately 75% of our sales and lease ownership agreements are monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. Merchandise from the agreements that do not go to term is either re-rented or sold. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with discount and/or traditional retailers.
     During the later part of 2004 we opened two experimental stores under the RIMCO name that lease automobile tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored, and operated similar to our other sales and lease ownership stores. At December 31, 2005 we had nine RIMCO stores open and expect to moderately expand this business in 2006 thorough the opening of additional Company-operated stores as well as the opening of several franchised stores.
          Sales and Lease Ownership Franchise Program
     We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. We do not anticipate that franchised stores will compete with company-operated stores, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2005, we have 392 franchise stores open and area development agreements with franchisees to open 272 stores in the future. We believe that our relations with our franchisees are good.
     Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although many franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.
     We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores. Under our current standard agreement, we require the franchisee to pay a franchise fee of $50,000 per store. Agreements are for a term of ten years, with one ten-year renewal option, and franchisees are obligated to remit to us royalty payments to us of 5% of the franchisee’s weekly cash collections. The royalty payments increased to 6% for all franchise agreements entered into or renewed after December 31, 2002.
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
     We have an arrangement with several banks to provide financing to qualifying franchisees to assist with establishing and operating their stores. An inventory financing plan to provide franchisees with the capital to purchase inventory is the primary component of the financing program. For qualified established franchisees, we have arranged in some cases for these institutions to provide a revolving credit line to allow franchisees the flexibility to expand. We guarantee amounts outstanding under the franchisee financing programs.
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
          Corporate Furnishings
     We have been in the rent-to-rent business for over 50 years and believe we are the second largest furniture corporate furnishings (rent-to-rent) company in the United States. Our corporate furnishings business accounted for approximately 11% of total revenues in 2005, 12% for 2004, and 14% for 2003. We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers. As of December 31, 2005, we operated 58 corporate furnishings stores in 14 states.
     Our typical corporate furnishings store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Each residential showroom features attractive displays of dining room, living room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. We believe that locating a warehouse next to each showroom permits store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries, resulting in more efficient and consistent service for the customer.
     Items held for rent, whether new or rental return, are available for purchase and lease purchase at all corporate furnishings stores. Each corporate furnishings store generally offers next day delivery for addresses located within 50 miles of the store, and maintains at least one truck and a crew for pickups and deliveries. We believe that our ability to obtain and deliver furniture and equipment to customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to effect delivery.
     We generally sell rental return merchandise at stores at or above its book value—that is, cost less depreciation, plus selling expenses—a price which is usually lower than the price for comparable new merchandise. Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as rental return merchandise, we have the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.

          Furniture Manufacturing
     We believe that our manufacturing capability gives us a strategic advantage over our competitors by enabling us to control the quality, cost, timing, styling, durability and quantity of our furniture rental products. As the only major furniture rental company that manufactures its own furniture, we believe that our manufacturing facilities, totaling 697,000 square feet, provide us more flexibility in scheduling production runs and in meeting inventory needs than rental companies that do not manufacture their own furniture and are, therefore, dependent upon third party suppliers.
     Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has six furniture manufacturing plants, four bedding manufacturing facilities and two lamp manufacturing facilities that supply nearly one-half of the furniture and accessories we rent or sell. We believe our manufacturing plants have the capacity to meet our needs for the foreseeable future.
     Our MacTavish Furniture Industries division manufactures:
•	upholstered living-room furniture, including contemporary sofas, sofabeds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics and leathers

•	bedding, including standard sizes of mattresses and box springs

•	office furniture, including desks, credenzas, conference tables, bookcases and chairs

•	designer lamps, tables and accessories, which we also manufacture for select national and regional retailers
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
     Recognizing the value its partnerships in sports marketing has garnered, Aaron’s has begun to expand its marketing relationships in motorsports, reaching farther into its targeted demographic.

     Our premier event partnership continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Nextel Cup Series Race and the Aaron’s 312 NASCAR Busch Series Race. Both races are broadcast live on FOX television and are among the most watched NASCAR events on the schedule.
     We have continued our sponsorship of driver Michael Waltrip’s #99 Aaron’s Dream Machine in the Busch Series and #00 NEXTEL Cup Series Dream Machine with driver Hermie Sadler in select NEXTEL Cup races.
     In addition, we have a league sponsorship of the Arena Football League, which is broadcast nationally on NBC and regionally, Fox Sports Net (FSN) and the Outdoor Life Network (OLN). This sponsorship includes uniform patches on all visiting teams’ jerseys, arena signage and local promotions throughout the country. National in-store sweepstakes for a trip for two to the ArenaBowl in Las Vegas helps drive these arena football fans into Aaron’s locations around the country.
     These sports partnerships are integrated into advertising, promotional and marketing initiatives, which we believe significantly boosts the company’s brand awareness and customer loyalty.
     Aaron’s in-house advertising and promotions department distributes over 20 million direct circulars each month which highlight featured merchandise and demonstrate the cost advantage to consumers of sales and lease ownership rather than rent-to-own.
     We market our corporate furnishings (rent-to-rent) operations with print-based marketing programs targeting corporate customers. In addition, the division has a national accounts program that develops strategic partnerships to service clients’ nationwide needs. As an example, the corporate furnishings division has developed an alliance with a larger trailer company to handle all of the short term furnishings for trailers used at NASCAR races and has been a sponsor in the Tour de Georgia professional cycling racing program. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrents.com; www.aaronrentsfurniture.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10-K) to reach customers. In addition to advertising specific vendor products, we believe this advertising increases Aaron Rents’ brand recognition.
Store Operations
          Management
     Our Aaron’s Sales & Lease Ownership division has ten regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. Our corporate furnishings (rent-to-rent) division is organized geographically into two regions, each supervised by a vice president. Presidents manage the sales and lease ownership and corporate furnishings divisions.
     Stores are directly supervised by 73 sales and lease ownership regional managers and six corporate furnishings regional managers. At the individual store level, the store manager is responsible for:
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
     Executive management directs and coordinates:

•	purchasing

•	financial planning and control

•	franchise operations

•	manufacturing

•	employee training

•	new store site selection and construction for company-operated stores

•	long range and strategic planning

•	organizational issues

•	acquisitions
     Our internal audit department conducts periodic audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of corporate furnishings stores and franchised sales and lease ownership stores. Our business philosophy has always emphasized safeguarding of company assets, strict cost containment and fiscal controls. Executive and store level management monitor expenses to contain costs. We pay all invoices from company headquarters in order to enhance fiscal accountability. We believe that careful attention to the safeguarding of rental merchandise, our most significant asset, as well as expense side of our operations has enabled us to maintain financial stability and profitability.
          Management Information Systems
     We use computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software developed in-house, each of our stores is linked by computer directly to corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Different systems are used to run the sales and lease ownership and corporate furnishings operations due to the significant differences in the businesses. At the store level, the store manager is better able to track merchandise on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing, and match customer needs with available inventory.
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
     Each corporate furnishings store performs a credit check on most of its residential and business customers. We generally perform no formal credit check with respect to sales and lease ownership customers, other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for residential and office merchandise require payments in advance, and the merchandise normally is repossessed if a payment is significantly in arrears.
     Net bad debt losses from corporate furnishings rentals as a percentage of corporate furnishings rental revenues were approximately 1.1%, 1.4%, and 2.5%, for the years ended December 31, 2005, 2004, and 2003, respectively. We do not extend credit to sales and lease ownership customers. For the same periods, net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.6%, 2.6%, and 2.2% respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

          Customer Service
     We believe that customer service is one of the most important elements in the success of our sales and lease ownership and corporate furnishings businesses. Customer satisfaction is critical because the customer typically has the option of returning the rented merchandise at any time. Our goal is to make our customers feel positive about Aaron Rents and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, we foster relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.
     Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has 41 training facilities where store managers and employees learn and review all areas of our operations, with a heavy emphasis on customer service. We also have a training program we call Aaron’s University designed to provide a uniform customer service experience regardless of the store location, whether company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s University. We have a 30-course curriculum for sales and lease ownership managers. The corporate furnishings division’s sales and management training programs have similar training conducted at our Atlanta headquarters. Our policy of promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.
Purchasing and Distribution
     Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands. In our corporate furnishings division, furniture is the primary merchandise category, accounting for approximately 93% of corporate furnishings revenues for the year ended December 31, 2005.
     The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2005 attributable to different merchandise categories:

Percentage of
Merchandise Category	2005 Revenues
Electronics and appliances	52%
Furniture	33%
Computers	13%
Other	2%
     We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies nearly one-half of the furniture we rent or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.
     Corporate furnishings stores receive merchandise directly from vendors who ship to the stores’ attached warehouses. Sales and lease ownership stores typically have smaller warehouses with less merchandise storage space than our corporate furnishings stores. Vendors normally ship directly to our fulfillment centers, who in turn ship merchandise to our stores.
     Sales and lease ownership operations utilize fulfillment centers to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 15 fulfillment centers located in Auburndale, Florida; Dallas and Sugarland, Texas; Duluth, Georgia; Columbus, Ohio; Baltimore, Maryland; Winston-Salem, North Carolina; Phoenix, Arizona; Carolina, Puerto Rico; Oklahoma City, Oklahoma; Madison, Tennessee; Magnolia, Mississippi; Plainfield, Indiana; Portland, Oregon; and Westfield, Massachusetts, and we plan to open several more fulfillment centers in 2006. Most of our stores are within a 250-mile radius of a fulfillment center, assuring timely shipment of supplies to the stores and fast delivery of orders to customers.
     We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.
Competition
     Aaron Rents’ businesses are highly competitive. We compete in the rent-to-own and credit retail markets. Our two largest competitors in the rent-to-own market are Rent-A-Center, Inc. and Rent-Way, Inc. We also compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase or provide furniture for rental to tenants. Cort Business Services Corporation is our largest rent-to-rent competitor.
     Although definitive industry statistics are not available, we believe that Aaron Rents is one of the largest furniture rental companies in the United States. We also believe that we generally have a favorable competitive position in that industry because of our manufacturing capabilities, prompt delivery, competitive pricing, brand recognition and commitment to customer service.
Government Regulation
     Our operations are extensively regulated by and subject to the requirements and restraints of various federal and state laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials, and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We do not believe that the various laws and regulations have had or will have a material adverse effect on our operations. However, we are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings.
     A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
     We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most of state rental purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state rental purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our rental purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state rental purchase laws.

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
     We have introduced a form of consumer lease as an alternative to our typical rental purchase agreement in a number of states. The consumer lease differs from a rental purchase agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. The consumer lease is governed by federal and state laws and regulations other than the state rental purchase laws. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own regulations, but are generally less restrictive as to pricing and other charges. We believe we are in material compliance with all laws applicable to our consumer leasing program.
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
Employees
     At December 31, 2005, Aaron Rents had approximately 7,600 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.
Information on Segments and Geographic Areas
     We currently only operate in the United States, Puerto Rico and Canada. Information on our four reportable segments—sales and lease ownership, corporate furnishings, franchise and manufacturing—is set forth in Note K to our Consolidated Financial Statements. See Item 8 of Part II.
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

ITEM 1A. RISK FACTORS
Certain Factors Affecting Forward Looking Statements
     Aaron Rents’ business is subject to certain risks and uncertainties, some of which are set forth below.
Our growth strategy depends considerably on opening new company-operated stores. Our ability to expand our store base is influenced by factors beyond our control, which may impair our growth strategy and impede our revenue growth.
     Opening new company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores depends, among other things, upon our ability to:
•	finance the opening and operating of new stores

•	hire and train management and personnel to staff the new stores

•	locate new stores at reasonable rental rates
     If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rates we currently contemplate.
We may not be able to attract qualified franchisees, which may slow the growth of our business.
     Our growth strategy is considerably dependent upon our franchisees developing new franchised sales and lease ownership stores. We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into area development agreements for several stores. A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect our franchisees’ ability to obtain adequate capital to develop and operate new stores on time, or at all. Our inability to find qualified franchisees could slow our growth.
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
If we cannot manage the costs of opening new stores, our profitability may suffer.
     Since the beginning of 2004, we added a net of 248 company-operated sales and lease ownership stores. Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2005, we estimate that start-up expenses for new stores reduced our pre-tax earnings by approximately $8 million, or $.16 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, our profitability may decrease.

     If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron Rents’ existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

Our competitors could impede our ability to attract new customers, or attract current customers away from us.
     Our businesses are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. We compete in the rent-to-rent market with a national and local companies and, to a lesser extent, with apartment owners who purchase or provide furniture for rental to tenants. Some of our competitors have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them attract market share away from us, even in our established markets.
Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.
     We believe that we have benefited substantially from Mr. Loudermilk, Sr.’s leadership and that the loss of his services at any time in the near future could adversely affect our business and operations. We are also dependent on the continued services of the rest of our management team, including key executives. The loss of these individuals without adequate replacement could also adversely affect our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.
     Additionally, we need a growing number of qualified managers to operate our stores successfully. The inability to attract and retain qualified individuals, or a significant increase in costs to do so, would materially adversely affect our operations.
Because our corporate furnishings division is dependent on business customers, slowdowns in corporate spending may decrease our revenues.
     Our corporate furnishings division depends on business customers for a significant percentage of its rental revenues. Because businesses are likely to curb spending during economic downturns, the revenues of our corporate furnishings business may be adversely affected during these periods. We cannot be certain that revenues from our corporate furnishings division will increase in the future.
Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, as the same may be amended or supplemented, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be detrimental to our operations, prospects or financial condition.
     We believe that 47 states specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model, and might reduce the economic potential of our sales and lease ownership operations.
     Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The more restrictive state rental purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous to us.
     In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.
We are subject to laws that regulate franchisor-franchisee relationships. Our ability to develop new franchised stores and enforce our rights against franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
     As a franchisor, we are subject to both regulation by the Federal Trade Commission and state laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
   [None.]
ITEM 2. PROPERTIES
     We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2019. Most of the leases contain renewal options for additional periods ranging from one to 15 years at rental rates generally adjusted on the basis of the consumer price index or other factors.
     The following table sets forth certain information regarding our furniture manufacturing plants, lamp manufacturing facilities, bedding facilities, and fulfillment centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Duluth, Georgia	Furniture Manufacturing	23,000
Sun Valley, California	Lamp and Accessory Manufacturing	52,000
Tampa, Florida	Lamp and Accessory Manufacturing	50,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Indianapolis, Indiana	Bedding Facility	24,000

LOCATION	PRIMARY USE	SQUARE FT.
Auburndale, Florida	Sales & Lease Ownership Fulfillment Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Fulfillment Center	95,000
Columbus, Ohio	Sales & Lease Ownership Fulfillment Center	92,000
Dallas, Texas	Sales & Lease Ownership Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership Fulfillment Center	97,000
Sugarland, Texas	Sales & Lease Ownership Fulfillment Center	104,000
Winston-Salem, North Carolina	Sales & Lease Ownership Fulfillment Center	83,000
Carolina, Puerto Rico	Sales & Lease Ownership Fulfillment Center	20,000
Madison, Tennessee	Sales & Lease Ownership Fulfillment Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Fulfillment Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Fulfillment Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership Fulfillment Center	98,000
Portland, Oregon	Sales & Lease Ownership Fulfillment Center	98,000
Westfield, Massachusetts	Sales & Lease Ownership Fulfillment Center	102,000
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	The information presented under the caption “Common Stock Market Prices & Dividends” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. During the year ended December 31, 2005, the Company paid four cash dividends on both classes of its outstanding capital stock. No assurance can be provided that such dividends will continue.

As of February 24, 2006, there were 277 holders of record of the Common Stock and 112 holders of record of the Class A Common Stock.

Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	The Company made no repurchases of its Common Stock or Class A Common Stock during the fourth quarter of 2005. As of December 31, 2005, the Company’s Board of Directors had authorized the repurchase of up to 2,670,502 common shares pursuant to repurchase authority publicly announced from time-to-time.
ITEM 6. SELECTED FINANCIAL DATA
     The information presented under the caption “Selected Financial Information” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information presented under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note D: Credit Facilities” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Earnings,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and the reports entitled “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.
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
     Internal Control Over Financial Reporting. There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on the Company’s internal control over financial reporting as of December 31, 2005, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference. The Company’s independent auditor has issued a report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” that also appears in the Annual Report to Shareholders.
ITEM 9B. OTHER INFORMATION
     On February 27, 2006, the Company entered into a second amendment to the revolving credit agreement to increase the maximum borrowing limit to $140.0 million from $87.0 million and extend the expiration date to May 28, 2008. The franchise loan facility and guaranty was amended to decrease the maximum commitment amount from $140.0 million to $115.0 million.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s ‘audit committee financial expert’; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers; is incorporated herein by reference to this item.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005, with respect to director and executive compensation, is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, are incorporated herein by reference to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005, with respect to related party transactions, is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2005, is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
A) 1. FINANCIAL STATEMENTS
     The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are incorporated in Item 8 by reference from the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.

Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Earnings—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
2.	FINANCIAL STATEMENT SCHEDULES
     All schedules have been omitted because they are inapplicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
3(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the “March 31, 1996 10-Q”), which exhibit is by this reference incorporated herein.
3(b)	Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is by this reference incorporated herein.
3(c)	Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is by this reference incorporated herein.
4	See Exhibits 3 (a) through 3 (c).
10(a)	Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 10-Q”), which exhibit is incorporated by this reference. *
10(b)	Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *
10(c)	Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *
10(d)	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the “December 31, 1994 10-Q”), which exhibit is by this reference incorporated herein.
10(e)	Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is by reference incorporated herein.
10(f)	Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 17, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), which exhibit is incorporated by this reference.
10(g)	Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and letter agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the Company’s 1997 10-K, which exhibit is incorporated by this reference.
10(h)	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, Dated January 20, 1998, filed as Exhibit 10(a) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.
10(i)	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.
10(j)	Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”), which exhibit is incorporated by this reference.
10(k)	Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is incorporated by this reference.
10(l)	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10(m)	Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.
10(n)	Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the Company’s 2000 10-K, which is incorporated by this reference.
10(o)	Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.
10(p)	Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001 filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”), which is incorporated by this reference.
10(q)	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 30, 2001 filed as Exhibit 10(b) to the Company’s March 31, 2001 10-Q, which is incorporated by this reference.
10(r)	Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 333-76026, filed with the Commission on December 28, 2001 which exhibit is by this reference incorporated herein. *
10(s)	Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001 filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated by this reference.
10(t)	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note filed as exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which is incorporated by this reference.
10(u)	Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003 filed as Exhibit 10(u) to the Company’s Quarterly Report for the quarter ended March 31, 2003 (the “March 31, 2003 10-Q”), which exhibit is incorporated by this reference.
10(v)	Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003 filed as Exhibit 10(v) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.
10(w)	Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. (“Sponsor”), and SunTrust Bank (the “Servicer”) dated April 30, 2003 filed as Exhibit 10(w) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.
10(x)	Third Amendment to Revolving Credit Agreement by and among Aaron Rents, Inc., Aaron Rents, Inc. Puerto Rico, the several banks and other financial institutions from time to time party thereto, SunTrust Bank, and Wachovia Bank, National Association, dated January 27, 2004 filed as Exhibit 10(x) to the Company’s Quarterly Report for the quarter ended March 31, 2004 (the “March 31, 2004 10-Q”), which exhibit is incorporated by this reference.
10(y)	Third Amendment to Loan Facility and Guaranty by and among Aaron Rents, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank dated January 27, 2004 filed as Exhibit 10(y) to the Company’s March 31, 2004 10-Q, which exhibit is incorporated by this reference.
10(z)	Revolving Credit Agreement by and among Aaron Rents, Inc as borrower, Aaron Rents, Inc. Puerto Rico, as co-borrower and SunTrust Bank as Agent and each of the Lenders Party Thereto dated May 28, 2004 filed as exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10(aa)	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank as Servicer and each of the Participants Party Thereto dated May 28, 2004 filed as exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10(bb)	First Amendment to the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, file number 333-123426, filed with the Commission on March 18, 2005 which exhibit is by this reference incorporated herein. *
10(cc)	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(dd)	First Amendment and Waiver Agreement made as of May 28, 2004 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 filed as Exhibit 10(ff) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(ee)	Second Amendment made as of July 27, 2005 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 filed as Exhibit 10(gg) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(ff)	First Amendment made and entered into as of July 27, 2005 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent filed as Exhibit 10(hh) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(gg)	Third Amendment made and entered into as of July 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer filed as Exhibit 10(ii) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(hh)	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(jj) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005, which exhibit is incorporated by this reference.
10(ii)	Third Amendment made and entered into as of July 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference from Exhibit 10(ii) to the 8/2/05 Form 8-K).
10(jj)	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent (incorporated by reference from Exhibit 10(jj) to the 8/2/05 Form 8-K).
10(kk)	First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s September 30, 2005 10-Q, which exhibit is incorporated by this reference.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10(ll)	First Amendment made and entered into as of September 27, 2004 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer filed as Exhibit 10(ll) to the Company’s September 30, 2005 10-Q, which exhibit is incorporated by this reference.
10(mm)	Second Amendment made and entered into as of May 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer filed as Exhibit 10(mm) to the Company’s September 30, 2005 10-Q, which exhibit is incorporated by this reference.
10(nn)	Fourth Amendment made and entered into as of February 27, 2006 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.
10(oo)	Second Amendment made and entered into as of February 27, 2006 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent.
13	Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2005. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2005 is not deemed to be filed as part of this Annual Report on Form 10-K.
21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.
23	Consent of Ernst & Young LLP.
31(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).
31(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).
32(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement
(B) EXHIBITS
     The exhibits listed in Item 15(a) (3) are included elsewhere in this Report.
(C) FINANCIAL STATEMENT SCHEDULES
     See Item 15(a)(2).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2006.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2006.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ ROBERT C. LOUDERMILK, JR.	President, Chief Operating Officer and Director
Robert C. Loudermilk, Jr.

/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM K. BUTLER	President, Aaron’s Sales & Lease Ownership and Director
William K. Butler

/s/ RONALD W. ALLEN	Director
Ronald W. Allen

/s/ LEO BENATAR	Director
Leo Benatar

/s/ EARL DOLIVE	Director
Earl Dolive

SIGNATURE	TITLE

/s/ RAY M. ROBINSON	Director
Ray M. Robinson

/s/ JOHN B. SCHUERHOLZ	Director
John B. Schuerholz

/s/ DAVID L. KOLB	Director
David L. Kolb