Form 10-Q
period 2006-03-31
AARON RENTS INC
filed 2006-05-09
CIK 706688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER 1-13941
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	May 5, 2006
Common Stock, $.50 Par Value	42,106,072
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In Thousands, Except Share Data)
ASSETS:
Cash	$6,179	$6,973
Accounts Receivable (net of allowances of $2,085 in 2006 and $2,742 in 2005)	43,563	42,812
Rental Merchandise	832,300	811,335
Less: Accumulated Depreciation	(263,160)	(260,403)

	569,140	550,932
Property, Plant and Equipment, Net	134,367	133,759
Goodwill and Other Intangibles, Net	103,027	101,085
Prepaid Expenses and Other Assets	26,354	22,954

Total Assets	$882,630	$858,515

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$121,696	$112,817
Dividends Payable	704	699
Deferred Income Taxes Payable	73,385	75,197
Customer Deposits and Advance Payments	23,975	23,458
Credit Facilities	200,611	211,873

Total Liabilities	420,371	424,044

Commitments & Contingencies

Shareholders’ Equity
Common Stock, Par Value $.50 Per Share; Authorized: 50,000,000 Shares; Shares Issued: 44,989,602 at March 31, 2006 and December 31, 2005	22,495	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at March 31, 2006 and December 31, 2005	6,032	6,032
Additional Paid-in Capital	96,990	92,852
Retained Earnings	370,235	349,377
Accumulated Other Comprehensive Loss	(9)	(14)

	495,743	470,742

Less: Treasury Shares at Cost, Common Stock, 2,899,350 Shares at March 31, 2006 and 3,358,521 Shares at December 31, 2005	(17,580)	(20,367)
Class A Common Stock, 3,667,623 Shares at March 31, 2006 and December 31, 2005	(15,904)	(15,904)

Total Shareholders’ Equity	462,259	434,471

Total Liabilities & Shareholders’ Equity	$882,630	$858,515

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands, Except Per Share Data)
REVENUES:
Rentals and Fees	$254,246	$209,145
Retail Sales	19,170	16,043
Non-Retail Sales	64,027	45,571
Franchise Royalties and Fees	8,223	7,191
Other	1,621	1,398

	347,287	279,348

COSTS AND EXPENSES:
Retail Cost of Sales	12,406	10,736
Non-Retail Cost of Sales	59,791	42,633
Operating Expenses	143,956	119,631
Depreciation of Rental Merchandise	93,281	75,130
Interest	3,222	1,600

	312,656	249,730

EARNINGS BEFORE INCOME TAXES	34,631	29,618

INCOME TAXES	13,070	11,196

NET EARNINGS	$21,561	$18,422

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.43	$.37

Assuming Dilution	.42	.36

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.014	$.013
Class A Common Stock	.014	.013

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,185	49,767
Assuming Dilution	51,085	50,747
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$21,561	$18,422
Depreciation and Amortization	100,643	81,805
Additions to Rental Merchandise	(187,164)	(140,294)
Book Value of Rental Merchandise Sold or Disposed	76,837	56,308
Change in Deferred Income Taxes	(1,812)	(1,702)
Loss on Sale of Property, Plant, and Equipment	14	7
Change in Income Tax Receivable, Prepaid Expenses and Other Assets	(1,042)	15,095
Change in Accounts Payable and Accrued Expenses	9,068	25,220
Change in Accounts Receivable	(751)	(4,038)
Other Changes, Net	(961)	(501)

Cash Provided by Operating Activities	16,393	50,322

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(16,261)	(10,551)
Contracts and Other Assets Acquired	(3,248)	(9,869)
Proceeds from Sale of Marketable Securities	—	9
Proceeds from Sale of Property, Plant, and Equipment	8,804	1,013

Cash Used by Investing Activities	(10,705)	(19,398)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	154,241	30,534
Repayments on Credit Facilities	(165,503)	(62,288)
Dividends Paid	(698)	(647)
Excess Tax Benefits From Stock Option Exercises	3,026	—
Issuance of Stock Under Stock Option Plans	2,452	85

Cash Used by Financing Activities	(6,482)	(32,316)

Decrease in Cash	(794)	(1,392)
Cash at Beginning of Period	6,973	5,865

Cash at End of Period	$6,179	$4,473

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of March 31, 2006 and the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended March 31, 2006 and 2005 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of operating results for the full year.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended March 31 were $4.6 million in 2006 and $3.1 million in 2005. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the three months ended March 31, 2006, the Company recorded $2.0 million in goodwill, $184,000 in customer relationship intangibles, and $48,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $464,000 and $486,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The aggregate purchase price for these asset acquisitions totaled $3.2 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; we anticipate finalizing them prior to December 31, 2006. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
The Company has stock-based employee compensation plans, which are more fully described below. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company’s non-qualified stock options have 10-year terms and generally vest over a three-year service period from the date of grant. The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for these stock option grants. The Company also has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant. Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant multiplied by the number of options granted.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation expense recognized in the quarter ended March 31, 2006 includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”) and previously presented in the pro forma footnote disclosures. The Company did not grant any stock options in the three months ended March 31, 2006.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. For purposes of pro forma disclosures under SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the following period:

Three Months Ended
March 31,
(In Thousands, Except Share Data)	2005

Net Earnings before effect of Key Executive grants	$18,554
Expense effect of Key Executive grants recognized	(132)

Net Earnings as Reported	18,422
Stock-based Employee Compensation Cost, Net of Tax — Pro Forma	(496)

Pro Forma Net Earnings	$17,926

Basic Earnings Per Share — As Reported	$.37

Basic Earnings Per Share — Pro Forma	$.36

Diluted Earnings Per Share — As Reported	$.36

Diluted Earnings Per share — Pro Forma	$.35

The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical share option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future rate increase has been included unless there is an approved plan to increase the dividend in the near term.
For the pro forma information regarding net income and earnings per share, the Company recognizes compensation expense over the explicit service period up to the date of actual retirement. Upon adoption of SFAS 123R, the Company is required to recognize compensation expense over a period to the date the employee first becomes eligible for retirement for awards granted or modified after the adoption of SFAS 123R.
The results of operations for the three months ended March 31, 2006 include $950,000 in pre-tax compensation expense related to unvested grants as of January 1, 2006. At March 31, 2006, there was $4.3 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2.25 years. SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than an operating cash flow as required under prior guidance.

Excess tax benefits of $3.0 million were included in cash provided by financing activities for the quarter ended March 31, 2006. The related net tax benefit from the exercise of stock options in the first three months of 2006 was $3.5 million.
Under the Company’s stock option plans, options granted become exercisable after a period of three years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. Under the plans, 954,000 of the Company’s shares are reserved for future grants at March 31, 2006. The weighted average fair value of options granted was $8.09 in 2005, $5.18 in 2004, and $5.48 in 2003. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions of forfeiture rates of 5.85%, 9.87%, and 2.55% for 2005, 2004 and 2003, respectively.
The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	March 31, 2006	Life (in years)	Exercise Price	March 31, 2006	Exercise Price

$4.38-10.00	1,162,626	4.48	$6.98	1,162,626	$6.98
10.01-15.00	687,750	7.77	14.02	3,000	13.49
15.01-20.00	108,750	7.53	15.60	—	—
20.01-24.94	595,146	8.62	22.41	2,000	21.84

$4.38-24.94	2,554,272	6.46	$12.84	1,167,626	$7.02

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average
	Options	Weighted Average	Remaining Contractual	Aggregate Intrinsic	Weighted Average
	(In Thousands)	Exercise Price	Term	Value (in Thousands)	Fair Value

Outstanding at January 1, 2006	3,026	$11.73		$46,726	$4.01
Granted	—	—		—	—
Exercised	(459)	5.34		(9,502)	2.84
Forfeited	(13)	19.92		(95)	5.21

Outstanding at March 31, 2006	2,554	$12.84	6.46 years	$36,611	$4.72

Exercisable at March 31, 2006	1,168	$7.02	4.47 years	$23,529	$2.96

The weighted average fair value of unvested options was $7.83 as of January 1, 2006 and $8.19 as of March 31, 2006.
Income Taxes
The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed the Company to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. It is anticipated that the expiration of this temporary accelerated depreciation allowance, combined with the Company’s profitability, will contribute to the Company having to make future tax payments on its income.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
During the third quarter of 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter, beginning on July 27, 2008. The Company used the proceeds from this financing to replace shorter-term borrowings under its revolving credit agreement.
On February 27, 2006, the Company entered into a second amendment to the revolving credit agreement to increase the maximum borrowing limit to $140.0 million from $87.0 million and to extend the expiration date to May 28, 2008. In addition, the franchise loan facility and guaranty was amended on that date to decrease the maximum commitment amount from $140.0 million to $115.0 million.

There were no significant changes in the nature of the Company’s capital leases with related parties during the first quarter of 2006. The Company was in compliance with all restrictive covenants contained in its credit facilities.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended
	March 31,
(In Thousands)	2006	2005
Net Earnings	$21,561	$18,422
Other Comprehensive Income:
Derivative Instruments, Net of Taxes	—	120
Unrealized (Loss) Gain on Marketable Securities, Net of Taxes	(6)	82

Total Other Comprehensive Income	(6)	202

Comprehensive Income	$21,555	$18,624

Note D — Segment Information

	Three Months Ended
	March 31,
(In Thousands)	2006	2005
Revenues From External Customers:
Sales and Lease Ownership	$307,072	$240,618
Corporate Furnishings	32,283	30,185
Franchise	8,328	7,270
Other	1,853	1,199
Manufacturing	21,872	25,949
Elimination of Intersegment Revenues	(21,793)	(25,963)
Cash to Accrual Adjustments	(2,328)	90

Total Revenues From External Customers	$347,287	$279,348

Earnings Before Income Taxes:
Sales and Lease Ownership	$28,264	$21,213
Corporate Furnishings	3,923	3,642
Franchise	6,125	5,404
Other	(1,464)	(623)
Manufacturing	61	587

Earnings Before Income Taxes for Reportable Segments	36,909	30,223
Elimination of Intersegment (Profit)	(7)	(530)
Cash to Accrual and Other Adjustments	(2,271)	(75)

Total Earnings Before Income Taxes	$34,631	$29,618

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes the allowance method is used and is reflected as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.

•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes.
Note E — Adoption of New Accounting Principles

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 effective January 1, 2006, and the impact was not material.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective January 1, 2006, and this adoption did not have a material effect on the Company’s financial position or results of operations.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation expense recognized in the quarter ended March 31, 2006, includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures. Refer to Note A for further information on the impact of adoption.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The adoption of SFAS 155 is not anticipated to have a material effect on the Company’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS 156 is not anticipated to have a material effect on the Company’s financial position or results of operations.
Note F — Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2021. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business.
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2006, the portion that the Company might be obligated to repay in the event franchisees defaulted was $105.6 million. Of this amount, approximately $80.6 million represents franchisee borrowings outstanding under the franchise loan program and approximately $25.0 million represents franchisee borrowings that the Company guarantees under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchise loan program.
The Company has no long-term commitments to purchase merchandise. See Note F to the consolidated financial statements in the 2005 Annual Report on Form 10-K for further information.
Note G — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
As part of its extensive sports marketing program, the Company sponsors professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. The sons of the president of the Company’s sales and lease ownership division are employed by Mr. Waltrip’s company as drivers in its driver development program. The two drivers race Aaron’s sponsored cars full time in the USAR Hooters Pro Cup Series, one in the Northern Division and the other in the Southern Division. The amount to be paid in 2006 by the Company for the sponsorship of Michael Waltrip attributable to the driver development program is currently projected to be $983,000, to be adjusted by changes, if any, in the racing schedule for the current year and credits for changes from the 2005 racing season. Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of earnings for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 6, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under the caption “Certain Factors Affecting Forward-Looking Statements” in Part I, Item 1 -“Business” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Securities and Exchange Commission and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2006, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
Aaron Rents is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 90% and 89% of our total revenues in the first three months of 2006 and 2005, respectively.
In this management’s discussion and analysis section we review the results of our sales and lease ownership and corporate furnishings divisions, as well as the five components of our revenues: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represents sales of both new and rental return merchandise. Non-retail sales mainly represent merchandise sales to our franchisees from our sales and lease ownership division. Franchise royalties and fees represent fees from sale of franchise rights and royalty payments from franchisees as well as other related income from our franchised stores. Other revenues represents other miscellaneous revenues ancillary to our core operations, including the gain on the sale of investments.
We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales mainly represents the cost of merchandise sold to our franchisees.
General
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $766.8 million in 2003 to $1.13 billion in 2005, representing a compound annual growth rate of 21.2%. Total revenues for the three months ended March 31, 2006 were $347.3 million, an increase of $67.9 million, or 24.3%, over the comparable period in 2005.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 82 company-operated sales and lease ownership stores in 2005, and we estimate that we will open approximately 90 stores in 2006. We spend on average approximately $550,000 to $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees opened 71 stores in

2005. We expect our franchisees to open approximately 65 stores during 2006. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $29.5 million of revenues in 2005, up from $19.3 million in 2003, representing a compounded annual growth rate of 23.5%.
Key Components of Income
In this management’s discussion and analysis section, we review the results of our sales and lease ownership and corporate furnishings divisions, as well as the five components of our revenues: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues.
Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and corporate furnishings stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues at times include income from the sale of equity investments held in third parties and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Depreciation of Rental Merchandise. Depreciation of rental merchandise reflects the expense associated with depreciating merchandise held for rent and rented to customers by our company-operated sales and lease ownership and corporate furnishings stores.
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for rental revenues due but not yet received, net of allowances, and a deferral of revenue for rental payments received prior to the month due. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. At March 31, 2006 and 2005, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $20.5 million and $14.9 million, respectively, and an accrued revenue receivable net of allowance for doubtful accounts based on historical collection rates of $3.3 million and $3.4 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Rental Merchandise Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when rented, and 36 months when not rented, to 0% salvage value. Our corporate furnishings division depreciates merchandise over its estimated useful life, which ranges from six months to 60 months, net of salvage value, which ranges from 0% to 60%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our corporate furnishings merchandise. As sales and lease ownership revenues continue to comprise an increasing percentage of total revenues, we expect rental merchandise depreciation to increase at a correspondingly faster rate.
Our policies require weekly rental merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities on a quarterly basis with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor rental merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable rental merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All rental merchandise is available for rental and sale.

We record rental merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period.
Leases and Closed Store Reserves. The majority of our company-operated stores are operated from leased facilities under operating lease agreements. The substantial majority of these leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. Finally, we do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. For the three months ended March 31, 2006 and March 31, 2005, our reserve for closed or consolidated stores was $1.0 million and $1.7 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at March 31, 2006.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our liability for workers compensation insurance claims and group health insurance was $3.2 million and $3.9 million at March 31, 2006 and 2005, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2006. Additionally, if the actual group health insurance liability exceeds our projections, we will be required to pay additional amounts beyond those accrued at March 31, 2006.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We view same store revenues as a key performance indicator. For the three months ended March 31, 2006, we calculated the change in this amount by comparing revenues for the three months ended March 31, 2006 to revenues for the comparable period in 2005 for all stores open for the entire 15-month period ended March 31, 2006, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended March 31, 2006 compared with three months ended March 31, 2005
The following table shows key selected financial data for the quarters ended March 31, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005:

	Three Months	Three Months	Dollar Increase	% Increase to
	Ended March 31,	Ended March 31,	to 2006 from	2006 from
(Dollars in Thousands)	2006	2005	2005	2005

REVENUES:
Rentals and Fees	$254,246	$209,145	$45,101	21.6%
Retail Sales	19,170	16,043	3,127	19.5
Non-Retail Sales	64,027	45,571	18,456	40.5
Franchise Royalties and Fees	8,223	7,191	1,032	14.4
Other	1,621	1,398	223	16.0

	347,287	279,348	67,939	24.3

COSTS AND EXPENSES:
Retail Cost of Sales	12,406	10,736	1,670	15.6
Non-Retail Cost of Sales	59,791	42,633	17,158	40.2
Operating Expenses	143,956	119,631	24,325	20.3
Depreciation of Rental Merchandise	93,281	75,130	18,151	24.2
Interest	3,222	1,600	1,622	101.4

	312,656	249,730	62,926	25.2

EARNINGS BEFORE INCOME TAXES	34,631	29,618	5,013	16.9
INCOME TAXES	13,070	11,196	1,874	16.7

NET EARNINGS	$21,561	$18,422	$3,139	17.0%

Revenues. The 24.3% increase in total revenues, to $347.3 million for the three months ended March 31, 2006 from $279.3 million in the comparable period in 2005, was due mainly to a $45.1 million, or 21.6%, increase in rentals and fees revenues, plus an $18.5 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $43.0 million increase in revenues from our sales and lease ownership division, which had a 10.7% increase in same store revenues during the first quarter 2006 and added 132 company-operated stores in 2005. The growth in our sales and lease ownership division was augmented by a $2.3 million increase in revenues in our corporate furnishings division.
The 19.5% increase in revenues from retail sales, to $19.2 million for the three months ended March 31, 2006 from $16.0 million for the comparable period in 2005, was primarily due to an increase of $3.0 million in the sales and lease ownership division. Retail sales represents sales of both new and return rental merchandise.
The 40.5% increase in non-retail sales (which mainly represent merchandise sold to our franchisees), to $64.0 million for the three months of March 31, 2006 from $45.6 million for the comparable period in 2005, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at March 31, 2006 was 400, reflecting a net addition of 39 stores since March 31, 2005.
The 14.4% increase in franchise royalties and fees, to $8.2 million for the three months ended March 31, 2006 from $7.2 million for the comparable period in 2005, primarily reflects an increase in royalty income from franchisees, increasing 20.0% to $6.6 million as of March 31, 2006 compared to $5.5 million as of March 31, 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of stores and an increase in certain royalty rates.

The 16.0% increase in other revenues, to $1.6 million for the three months ended March 31, 2006 from $1.4 million for the comparable period in 2005, was primarily attributable to gains on the disposal of capital assets in our sales and lease ownership division during the first three months of 2006.
With respect to our major operating units, revenues for our sales and lease ownership division increased 26.4%, to $314.3 million for the three months ended March 31, 2006 from $248.7 million for the comparable period in 2005. This increase was attributable to the sales and lease ownership division adding 157 stores since March 31, 2005 combined with same store revenue growth of 10.7% for the three months ended March 31, 2006. The 7.6% increase in corporate furnishings division revenues, to $33.0 million for the three months ended March 31, 2006 from $30.7 million for the comparable period in 2005, is primarily the result of improving economic and business conditions.
Cost of Sales. Cost of sales from retail sales increased 15.6% to $12.4 million for the three months ended March 31, 2006 compared to $10.7 million for the comparable period in 2005, and as a percentage of retail sales, decreased to 64.7% from 66.9% in 2006 and 2005, respectively. The decrease in retail cost of sales as a percentage of retail sales was primarily due to increased sales in our sales and lease ownership division which are at higher margins than our corporate furnishings division. Cost of sales from non-retail sales increased 40.2%, to $59.8 million for the three months ended March 31, 2006 from $42.6 million for the comparable period in 2005, and as a percentage of non-retail sales, decreased to 93.4% from 93.6% in 2006 and 2005, respectively. The increased margins on non-retail sales were primarily the result of slightly higher margins on certain products sold to franchisees.
Expenses. Operating expenses for the three months ended March 31, 2006 increased $24.3 million to $144.0 million from $119.6 million for the comparable period in 2005, a 20.3% increase. As a percentage of total revenues, operating expenses were 41.5% for the three months ended March 31, 2006 and 42.8% for the comparable period in 2005. Operating expenses decreased as a percentage of total revenues for the three months ended March 31, 2006, mainly due to the maturing of new company-operated sales and lease ownership stores, the 10.7% increase in same store revenues previously mentioned and to a lesser extent due to an unusual decrease in the non-retail sales category for the comparable period in 2005, which can vary from quarter to quarter based on product demand and availability.
Depreciation of rental merchandise increased $18.2 million to $93.3 million for the three months ended March 31, 2006 from $75.1 million during the comparable period in 2005, a 24.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.7% from 35.9% from quarter to quarter. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in the early payout of lease ownership agreements in our sales and lease ownership division and to a lesser extent a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense increased to $3.2 million for the three months ended March 31, 2006, compared with $1.6 million for the comparable period in 2005, a 101.4% increase. The increase in interest expense was primarily due to higher debt levels and to a lesser extent higher interest rates in the first three months of 2006.
Income tax expense increased $1.9 million to $13.1 million for the three months ended March 31, 2006, compared with $11.2 million for the comparable period in 2005, representing a 16.7% increase. Aaron Rents’ effective tax rate was 37.7% in 2006 compared with 37.8% in 2005.
Net Earnings. Net earnings increased $3.1 million to $21.6 million for the three months ended March 31, 2006, compared with $18.4 million for the comparable period in 2005, representing a 17.0% increase. As a percentage of total revenues, net earnings were 6.2% for the three months ended March 31, 2006 and 6.6% for the three months ended March 31, 2005. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 10.7% increase in same store revenues and a 14.4% increase in franchise royalties and fees.
Balance Sheet
Cash. Our cash balance decreased to $6.2 million at March 31, 2006 from $7.0 million at December 31, 2005. The decrease between periods is the result of normal fluctuations in our cash balances that are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $18.2 million in rental merchandise, net of accumulated depreciation, to $569.1 million at March 31, 2006 from $550.9 million at December 31, 2005, is primarily the result of a net increase of 16 company-operated sales and lease ownership stores and one fulfillment center since December 31, 2005 and the continued revenue growth of existing company-operated stores.
Goodwill and Other Intangibles. The $1.9 million increase in goodwill and other intangibles, to $103.0 million at March 31, 2006 from $101.1 million at December 31, 2005, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled $3.2 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $3.4 million to $26.4 million at March 31, 2006 from $23.0 million at December 31, 2005. The increase is, in part, the result of a $1.5 million increase in prepaid advertising in the sales and lease ownership division.
Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $8.9 million to $121.7 million at March 31, 2006 from $112.8 million at December 31, 2005. The increase between periods is primarily the result of increased trade payables associated with the purchase of rental merchandise which, as previously discussed, increased $18.2 million, net of accumulated depreciation, between March 31, 2006 and December 31, 2005.
Deferred Income Taxes Payable. The decrease of $1.8 million in deferred income taxes payable to $73.4 million at March 31, 2006 from $75.2 million at December 31, 2005 is primarily the result of previously benefiting from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed the company to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. Aaron Rents anticipates having to make future tax payments on its income as a result of expected profitability and the taxes that are now due on accelerated or “bonus” depreciation deductions that were taken in prior periods.
Credit Facilities and Senior Notes. The $11.3 million decrease in the amounts we owe under our credit facilities and senior notes to $200.6 million at March 31, 2006 from $211.9 million at December 31, 2005, reflects net payments under our revolving credit facility during the first three months of 2006 with cash generated from operations.
Liquidity and Capital Resources
General
Cash flows from operations for the three months ended March 31, 2006 and 2005 were $16.4 million and $50.3 million, respectively. The higher amount of cash flows from operations for the three-month period ended March 31, 2005, as compared to the period ended March 31, 2006, was primarily due to our receipt of a $15.0 million income tax refund in 2005 and increased outflows for purchases of rental merchandise during the first three months of 2006. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying merchandise for both company-operated sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.

Subsequent to March 31, 2006, the company announced that it intends to file a registration statement with the SEC for a proposed underwritten offering of 4,000,000 shares of its common stock (excluding shares subject to the underwriters’ over-allotment option). Of the shares being offered, it is anticipated that 3,000,000 shares will be offered by the company and 1,000,000 shares will be offered by the company’s chairman, chief executive officer and controlling shareholder. It is anticipated that the net proceeds to the company from the proposed offering will be used for the repayment of outstanding borrowings under its credit facility and for general corporate purposes, including working capital needs.
At March 31, 2006, $81.0 million was outstanding under our revolving credit agreement. The credit facilities balance decreased $11.3 million in the first three months of 2006 as a result of net payments made under our credit facility during the period with cash generated from operations. The decrease in borrowings is primarily attributable to strong operating cash flows. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008 and increasing the total available credit to $140.0 million. We have $40.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments for which were due and paid in 2005 in the aggregate amount of $10.0 million. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments for which are first required in 2008. From time to time, we use interest rate swap agreements as part of our overall long-term financing program. See Note D to the consolidated financial statements appearing in the company’s 2005 Annual Report on Form 10-K for further information.
Our revolving credit agreement, senior unsecured notes and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. These agreements also contain negative covenants regarding the company’s other indebtedness, its guarantees and investments and other customary covenants, some of which were amended in July 2005 in connection with the note issuance described above in order to make them less restrictive. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at March 31, 2006 and anticipate remaining in compliance for the foreseeable future.
We purchase our common shares in the market from time to time as authorized by our Board of Directors. As of March 31, 2006 Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions.
We have a consistent history of paying dividends, having paid dividends for 19 consecutive years. Our Board of Directors increased the dividend 7.7% for the third quarter of 2005 on August 4, 2005 to $.014 per share from the previous quarterly dividend of $.013 per share. Total cash outlay for dividends was $698,000 for the three months ended March 31, 2006. The fourth quarter of 2005 dividend was $.014 per share and was paid in January 2006. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at March 31, 2006 was $24.5 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in November 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 135 basis points. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are $20.9 million and $24.5 million, respectively, at March 31, 2006.
Income Taxes. During the three months ended March 31, 2006, we made $2.0 million in income tax payments. Within the next nine months, we anticipate that we will make cash payments for income taxes totaling approximately $38.0 million. The company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise we acquired after September 10, 2001 and placed in service prior to January 1, 2005. We anticipate having to make future tax payments on our income as a result of expected profitability and the taxes that are now due on accelerated or “bonus” depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2021. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2006, including leases under our construction and lease facility described above, are shown in the table under “Contractual Obligations and Commitments” below.
We have 23 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 14 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by one of the LLCs for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by one of the LLCs for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
The other related party capital lease relates to a property sold by Aaron Rents to a second LLC for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000.
The company does not currently plan to enter into any similar related party transactions in the future. See Note D to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.
We finance a portion of our store expansion through sale-leaseback transactions. The properties are sold at net book value and the resulting leases qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are included in the table below.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2006, the franchise loan facility and guaranty was amended to decrease the maximum commitment amount from $140.0 million to $115.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees' debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2006, the portion that we might be obligated to repay in the event franchisees defaulted was $105.6 million. Of this amount, approximately $80.6 million represents franchisee borrowings outstanding under the franchise loan program and approximately $25.0 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan program, or with any other franchise guarantees. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the company’s approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2006:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$184,366	$10,004	$125,048	$34,012	$15,302
Capital Leases	16,244	645	1,681	2,095	11,823
Operating Leases	244,216	67,576	94,264	41,517	40,859

Total Contractual Cash Obligations	$444,826	$78,225	$220,993	$77,624	$67,984

The following table shows the company’s approximate commercial commitments as of March 31, 2006:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$105,577	$105,577	$—	$—	$—
Residual Value Guarantee Under Operating Leases	20,858	20,858	—	—	—

Total Commercial Commitments	$126,435	$126,435	$—	$—	$—

Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.
At March 31, 2006, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
New Accounting Pronouncements
See Note E to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Part I, Item 2 of this Quarterly Report above.

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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
The Company has updated its risk factors disclosure, from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, to include the following risk factors:
If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, amounts that the lenders participating in the program could require us to pay to satisfy these obligations could have a material adverse effect on our business and financial condition.
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $115.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at March 31, 2006 was $105.6 million. Of this amount, approximately $80.6 million represents franchisee borrowings outstanding under the franchise loan program and approximately $25.0 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchise loan and guaranty program since its inception and we believe that any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
You should not rely on our same store revenues as an indication of our future results of operations because they fluctuate significantly.
Our historical same store revenue growth figures have fluctuated significantly from quarter to quarter. For example, we experienced same store revenue growth of 11.6% in 2004, 8.3% in 2005 and 10.7% for the first quarter of 2006. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues including:
•	changes in competition;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	the impact of our new stores on our existing stores, including potential decreases in existing stores’ revenues as a result of opening new stores;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.
Changes in our quarterly and annual same store revenues could cause the price of our common stock to fluctuate significantly.
Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, as the same may be amended, supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be detrimental to our operations, prospects or financial condition.
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
Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. Some state laws also require grace periods for late fees and certain contract reinstatement rights in the event the rental purchase agreement is terminated. The more restrictive state rent-to-own laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous to us.
In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability. On March 15, 2006, the New Jersey Supreme Court ruled against one of our largest competitors, holding that the New Jersey Retail Installment Sales Act applies to that company’s rent-to-own contracts in the state, and applied New Jersey’s criminal usury statute to those transactions. As a result of that ruling, we began to implement changes in our business practices in New Jersey, where we operate one Aaron’s Sales & Lease Ownership store and have 11 franchised stores. However, a law suit was filed in late March 2006 by a customer seeking class action status on similar claims related to our lease ownership contracts in New Jersey. At this stage we are unable to estimate any likely costs to us from this lawsuit or others like it that might be filed in that state as a result of this change in the way the New Jersey law is interpreted.
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

AARON RENTS, INC.
(Registrant)

Date – May 8, 2006	By:	/s/ Gilbert L. Danielson Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 8, 2006		/s/ Robert P. Sinclair, Jr.

Robert P. Sinclair, Jr.
Vice President,
Corporate Controller