Form 10-Q
period 2006-06-30
AARON RENTS INC
filed 2006-08-09
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	August 7, 2006
Common Stock, $.50 Par Value	45,574,184
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
ASSETS:
Cash	$24,293	$6,973
Accounts Receivable (net of allowances of $2,749 in 2006 and $2,742 in 2005)	34,964	42,812
Rental Merchandise	848,083	811,335
Less: Accumulated Depreciation	(279,892)	(260,403)

	568,191	550,932
Property, Plant and Equipment, Net	138,231	133,759
Goodwill and Other Intangibles, Net	105,867	101,085
Prepaid Expenses and Other Assets	35,704	22,954

Total Assets	$907,250	$858,515

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$99,117	$112,817
Dividends Payable	749	699
Deferred Income Taxes Payable	89,991	75,197
Customer Deposits and Advance Payments	23,272	23,458
Credit Facilities	126,587	211,873

Total Liabilities	339,716	424,044

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at June 30, 2006 and 44,989,602 at December 31, 2005	24,220	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at June 30, 2006 and December 31, 2005	6,032	6,032
Additional Paid-in Capital	180,461	92,852
Retained Earnings	390,135	349,377
Accumulated Other Comprehensive Loss	(1)	(14)

	600,847	470,742

Less: Treasury Shares at Cost,
Common Stock, 2,874,655 Shares at June 30, 2006 and 3,358,521 Shares at December 31, 2005	(17,409)	(20,367)
Class A Common Stock, 3,667,623 Shares at June 30, 2006 and December 31, 2005	(15,904)	(15,904)

Total Shareholders’ Equity	567,534	434,471

Total Liabilities & Shareholders’ Equity	$907,250	$858,515

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$245,794	$206,626	$500,040	$415,771
Retail Sales	15,932	13,314	35,102	29,357
Non-Retail Sales	46,357	42,212	110,384	87,783
Franchise Royalties and Fees	8,120	7,222	16,448	14,492
Other	5,524	1,964	7,040	3,283

	321,727	271,338	669,014	550,686

COSTS AND EXPENSES:
Retail Cost of Sales	10,867	8,892	23,273	19,628
Non-Retail Cost of Sales	43,307	39,089	103,098	81,722
Operating Expenses	142,818	121,602	286,774	241,233
Depreciation of Rental Merchandise	90,321	74,374	183,602	149,504
Interest	2,724	1,737	5,946	3,337

	290,037	245,694	602,693	495,424

EARNINGS BEFORE INCOME TAXES	31,690	25,644	66,321	55,262

INCOME TAXES	11,040	9,524	24,110	20,720

NET EARNINGS	$20,650	$16,120	$42,211	$34,542

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.40	$.32	$.83	$.69

Assuming Dilution	.39	.32	.81	.68

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.014	$.013	$.028	$.026
Class A Common Stock	.014	.013	.028	.026

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,887	49,792	51,040	49,780
Assuming Dilution	52,705	50,774	51,896	50,761
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$42,211	$34,542
Depreciation and Amortization	198,601	162,724
Additions to Rental Merchandise	(336,739)	(294,965)
Book Value of Rental Merchandise Sold or Disposed	135,870	109,399
Change in Deferred Income Taxes	14,794	(13,468)
Loss on Sale of Property, Plant, and Equipment	92	61
Gain on Asset Disposition	(4,425)	—
Gain on Sale of Marketable Securities	—	(565)
Change in Income Tax Receivable, Prepaid Expenses and Other Assets	(1,042)	20,023
Change in Accounts Payable and Accrued Expenses	(14,075)	(4,894)
Change in Accounts Receivable	7,848	(135)
Other Changes, Net	(10,192)	(3,211)

Cash Provided by Operating Activities	32,943	9,511

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(38,231)	(21,411)
Contracts and Other Assets Acquired	(11,868)	(28,459)
Proceeds from Sale of Marketable Securities	—	6,993
Proceeds from Asset Disposition	11,626	—
Proceeds from Sale of Property, Plant, and Equipment	20,011	2,170

Cash Used in Investing Activities	(18,462)	(40,707)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	225,898	205,647
Repayments on Credit Facilities	(311,512)	(174,665)
Dividends Paid	(1,403)	(1,295)
Proceeds from Stock Offering	83,985	—
Excess Tax Benefits From Stock Option Exercises	3,178	—
Issuance of Stock Under Stock Option Plans	2,693	452

Cash Provided by Financing Activities	2,839	30,139

Increase (Decrease) in Cash	17,320	(1,057)
Cash at Beginning of Period	6,973	5,865

Cash at End of Period	$24,293	$4,808

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006
 (Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of June 30, 2006 and the consolidated statements of earnings and the consolidated statements of cash flows for the quarter and six months ended June 30, 2006 and 2005 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended June 30 were $5.4 million in 2006 and $5.0 million in 2005. Rental merchandise adjustments for the six-month periods ended June 30 were $10.0 million in 2006 and $8.1 million in 2005. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the six months ended June 30, 2006 the Company recorded $5.8 million in goodwill, $622,000 in customer relationship intangibles, and $161,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $485,000 and $532,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Amortization expense was $949,000 and $1,017,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The aggregate purchase price for these asset acquisitions totaled $11.9 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; we anticipate finalizing them prior to December 31, 2006. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant. During the second quarter of 2006 the Company sold the assets of 12 stores located in Puerto Rico and reduced goodwill by $1.0 million in conjunction with this sale.
Stock Compensation
The Company has stock-based employee compensation plans, which are more fully described below. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,

and related interpretations. The Company’s non-qualified stock options have 10-year terms and generally vest over a three-year service period from the date of grant. The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognizes no compensation expense for these stock option grants. The Company also has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant. Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant multiplied by the number of options granted.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation expense recognized in the six months and quarter ended June 30, 2006 includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures. The Company did not grant or modify any stock options in the six months ended June 30, 2006.
Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. For purposes of pro forma disclosures under SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the following periods:

	Three Months Ended	Six Months Ended
(In Thousands, Except Share Data)	June 30, 2005	June 30, 2005
Net Earnings before effect of Key Executive grants	$16,253	$34,807
Expense effect of Key Executive grants recognized	(133)	(265)

Net Earnings as Reported	16,120	34,542
Stock-based Employee Compensation Cost, Net of Tax — Pro Forma	(517)	(1,013)

Pro Forma Net Earnings	$15,603	$33,529

Basic Earnings Per Share — As Reported	$.32	$.69

Basic Earnings Per Share — Pro Forma	$.31	$.67

Diluted Earnings Per Share — As Reported	$.32	$.68

Diluted Earnings Per share — Pro Forma	$.31	$.66

The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical share option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
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

The results of operations for the three and six months ended June 30, 2006 include $950,000 and $1.9 million, respectively, in pre-tax compensation expense related to unvested grants as of January 1, 2006. At June 30, 2006, there was $3.4 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2 years. SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than an operating cash flow as required under prior guidance. Excess tax benefits of $3.2 million were included in cash provided by financing activities for the six months ended June 30, 2006. The related net tax benefit from the exercise of stock options in the three and six months ended June 30, 2006 was $195,000 and $3.7 million, respectively.
Under the Company’s stock option plans, options granted become exercisable after a period of three years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. Under the plans, 954,000 of the Company’s shares are reserved for future grants at June 30, 2006. The weighted average fair value of options granted was $8.09 in 2005, $5.18 in 2004, and $5.48 in 2003. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions of forfeiture rates of 5.85%, 9.87%, and 2.55% for 2005, 2004 and 2003, respectively.
The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	June 30, 2006	Life (in years)	Exercise Price	June 30, 2006	Exercise Price

$4.38-10.00	1,132,201	4.21	$6.94	1,132,201	$6.94
10.01-15.00	681,750	7.52	14.03	3,000	13.49
15.01-20.00	108,750	7.28	15.60	—	—
20.01-24.94	583,646	8.34	22.42	2,000	21.84

$4.38-24.94	2,506,347	6.20	$12.85	1,137,201	$6.98

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average
	Options	Weighted Average	Remaining	Aggregate Intrinsic	Weighted Average
	(In Thousands)	Exercise Price	Contractual Term	Value (in Thousands)	Fair Value

Outstanding at January 1, 2006	3,026	$11.73		$46,726	$4.01
Granted	—	—		—	—
Exercised	(487)	5.52		(10,022)	2.90
Forfeited	(33)	18.59		(273)	4.71

Outstanding at June 30, 2006	2,506	$12.85	6.20 years	$35,173	$5.41

Exercisable at June 30, 2006	1,137	$6.98	4.19 years	$22,629	$3.45

The weighted average fair value of unvested options was $7.83 as of January 1, 2006 and $7.13 as of June 30, 2006.
Income Taxes
In the second quarter of 2006 the Company’s tax rate was lower primarily because of amendments to Texas state tax law which allowed the Company to recognized a one-time, income tax benefit during the quarter. Because of the amendment to the tax law, the Company recognized a one-time income tax benefit during the second quarter of 2006.

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
On February 27, 2006, the Company entered into a second amendment to the revolving credit agreement to increase the maximum borrowing limit to $140.0 million from $87.0 million and to extend the expiration date to May 28, 2008. In addition, the franchise loan facility and guaranty was amended on that date to decrease the maximum commitment amount from $140.0 million to $115.0 million. The Company was in compliance with all restrictive covenants contained in its credit facilities as of June 30, 2006.
During the second quarter of 2006, a property sold by Aaron Rents to a limited liability company controlled by the company’s major shareholder for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000 was sold to an unrelated third party. The Company entered into a new capital lease with the unrelated third party. No gain or loss was recognized on the capital lease modification. There were no other significant changes in the nature of the Company's capital leases with related parties as described in Note D to consolidated financial statements in the 2005 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Net Earnings	$20,650	$16,120	$42,211	$34,542
Other comprehensive income:
Derivative instruments, net of taxes	—	95	—	215
Unrealized (loss) gain on marketable securities, net of taxes	(8)	—	(14)	82
Recognition of unrealized gain on marketable securities, net of taxes	—	178	—	178

Total other comprehensive (loss) income	(8)	273	(14)	475

Comprehensive Income	$20,642	$16,393	$42,197	$35,017

Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Revenues From External Customers:
Sales and Lease Ownership	$279,296	$231,400	$586,368	$472,018
Corporate Furnishings	31,087	28,511	63,370	58,696
Franchise	8,120	7,222	16,448	14,492
Other	1,125	1,885	2,978	3,084
Manufacturing	17,798	19,026	39,670	44,975
Elimination of Intersegment Revenues	(17,703)	(18,894)	(39,496)	(44,857)
Cash to Accrual Adjustments	2,004	2,188	(324)	2,278

Total Revenues from External Customers	$321,727	$271,338	$669,014	$550,686

Earnings Before Income Taxes:
Sales and Lease Ownership	$22,720	$15,967	$50,984	$37,180
Corporate Furnishings	3,318	2,645	7,241	6,287
Franchise	5,850	5,237	11,975	10,641
Other	(2,006)	1,279	(3,471)	656
Manufacturing	(1,208)	608	(1,147)	1,195

Earnings Before Income Taxes for Reportable Segments	28,674	25,736	65,582	55,959
Elimination of Intersegment Loss (Profit)	1,234	(557)	1,227	(1,087)
Cash to Accrual and Other Adjustments	1,782	465	(488)	390

Total Earnings Before Income Taxes	$31,690	$25,644	$66,321	$55,262

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is reflected as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.

•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation expense recognized in the three and six months ended June 30, 2006, includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures. Refer to Note A for further information on the impact of adoption.
In July 2006 the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2006 the portion that the Company might be obligated to repay in the event franchisees defaulted was $110.2 million. Of this amount, approximately $83.4 million represents franchise borrowings outstanding under the franchise loan program and approximately $26.8 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
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
As part of its extensive sports marketing program, the Company sponsors professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. The sons of the president of the Company’s sales and lease ownership division are employed by Mr. Waltrip’s company as drivers. The two drivers race Aaron’s sponsored cars full time in the USAR Hooters Pro Cup Series. The amount to be paid in 2006 by the Company for the sponsorship of Michael Waltrip attributable to the USAR Hooters Pro Cup Series is currently projected to be $983,000, to be adjusted by changes, if any, in the racing schedule for the current year and credits in the amount of $434,000 for changes from the 2005 racing season. Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
August 9, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2005 filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and six months ended June 30, 2006, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 90% and 89% of our total revenues in the second quarter and the first six months of 2006 and 2005, respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $766.8 million in 2003 to $1.13 billion in 2005, representing a compound annual growth rate of 21.2%. Total revenues for the three months ended June 30, 2006 were $321.7 million, an increase of $50.4 million, or 18.6%, over the comparable period in 2005. Total revenues for the six months ended June 30, 2006 were $669.0 million, an increase of $118.3 million, or 21.5%, over the comparable period in 2005.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 82 company-operated sales and lease ownership stores in 2005. During the first six months of 2006 we opened 28 new stores and we estimate that we will open approximately 65 stores in the second half of 2006. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit sales volume than the typical rent-to-own store. Most of our stores reach profitability by the 15th month following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees opened 71 stores in 2005. During the first six months of 2006 our franchisees opened 14 new stores and we expect our franchisees to open approximately 35 stores during the second half of 2006. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $29.5 million of revenues in 2005, up from $19.3 million in 2003, representing a compounded annual growth rate of 23.5%.
Key Components of Income
In this management’s discussion and analysis section, we review the results of our sales and lease ownership and corporate furnishings divisions, as well as the five components of our revenues: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues.
Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and corporate furnishings stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include at times income from the sale of equity investments held in third parties, gains on asset dispositions and other miscellaneous revenues.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for rental revenues due but not yet received, net of allowances, and a deferral of revenue for rental payments received prior to the month due. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. At the end of the six months ended June 30, 2006 and 2005, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $20.2 million and $14.9 million, respectively, and an accrued revenue receivable net of allowance for doubtful accounts based on historical collection rates of $4.4 million and $4.7 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Rental Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when rented, and 36 months when not rented, to 0% salvage value. Our corporate furnishings division depreciates merchandise over its estimated useful life, which ranges from six months to 60 months, net of salvage value, which ranges from 0% to 60%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our corporate furnishings merchandise. As sales and lease ownership revenues continue to comprise an increasing percentage of total revenues, we expect rental merchandise depreciation to increase at a correspondingly faster rate.
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

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of June 30, 2006 and 2005, our reserve for closed or consolidated stores was $869,000 and $2.8 million respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at June 30, 2006.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was $3.0 million and $3.3 million at June 30, 2006 and 2005, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2006. Additionally, if the actual group health insurance liability exceeds our projections, we will be required to pay additional amounts beyond those accrued at June 30, 2006.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We refer to changes in same store revenues as a key performance indicator. For the three months ended June 30, 2006, we calculated this amount by comparing revenues for the three months ended June 30, 2006 to revenues for the comparable period in 2005 for all stores open for the entire 15-month period ended June 30, 2006, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2006, we calculated this amount by comparing revenues for the six months ended June 30, 2006 to revenues for the comparable period in 2005 for all stores open for the entire 24-month period ended June 30, 2006, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended June 30, 2006 compared with three months ended June 30, 2005
The following table shows key selected financial data for the three month periods ended June 30, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005:

	Three Months	Three Months	Dollar Increase	% Increase to
	Ended June 30,	Ended June 30,	to 2006 from	2006 from
(In Thousands)	2006	2005	2005	2005

REVENUES:
Rentals and Fees	$245,794	$206,626	$39,168	19.0%
Retail Sales	15,932	13,314	2,618	19.7
Non-Retail Sales	46,357	42,212	4,145	9.8
Franchise Royalties and Fees	8,120	7,222	898	12.4
Other	5,524	1,964	3,560	181.3

	321,727	271,338	50,389	18.6

COSTS AND EXPENSES:
Retail Cost of Sales	10,867	8,892	1,975	22.2
Non-Retail Cost of Sales	43,307	39,089	4,218	10.8
Operating Expenses	142,818	121,602	21,216	17.4
Depreciation of Rental Merchandise	90,321	74,374	15,947	21.4
Interest	2,724	1,737	987	56.8

	290,037	245,694	44,343	18.0

EARNINGS BEFORE INCOME TAXES	31,690	25,644	6,046	23.6
INCOME TAXES	11,040	9,524	1,516	15.9

NET EARNINGS	$20,650	$16,120	$4,530	28.1%

Revenues. The 18.6% increase in total revenues, to $321.7 million for the three months ended June 30, 2006 from $271.3 million in the comparable period in 2005, was due mainly to a $39.2 million, or 19.0%, increase in rentals and fees revenues, plus a $4.1 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $36.7 million increase in revenues from our sales and lease ownership division, which had a 9.1% increase in same store revenues during the second quarter of 2006 and added 92 company-operated stores since the end of June 30, 2005. The growth in our sales and lease ownership division was augmented by a $2.6 million increase in revenues in our corporate furnishings division. Included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico. We received $11.6 million in cash proceeds and reduced goodwill by $1.0 million in conjunction with this sale.
The 19.7% increase in revenues from retail sales, to $15.9 million for the three months ended June 30, 2006 from $13.3 million for the comparable period in 2005, was primarily due to an increase of $2.5 million in the sales and lease ownership division as a result of increased demand and the growing store base described above. Retail sales represents sales of both new and return rental merchandise.
The 9.8% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $46.4 million for the three months of June 30, 2006 from $42.2 million for the comparable period in 2005, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2006 was 406, reflecting a net addition of 38 stores since June 30, 2005.
The 12.4% increase in franchise royalties and fees, to $8.1 million for the three months ended June 30, 2006 from $7.2 million for the comparable period in 2005, primarily reflects an increase in royalty income from franchisees, increasing 19.1% to $6.2 million as of June 30, 2006 compared to $5.2 million as of June 30, 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of stores and an increase in certain royalty rates.

The 181.3% increase in other revenues, to $5.5 million for the three months ended June 30, 2006 from $2.0 million for the comparable period in 2005, was primarily attributable to a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
With respect to our major operating units, revenues for our sales and lease ownership division increased 20.2%, to $290.2 million for the three months ended June 30, 2006 from $241.5 million for the comparable period in 2005. This increase was attributable to the sales and lease ownership division adding 92 stores since June 30, 2005 combined with same store revenue growth of 9.1% for the three months ended June 30, 2006. The 9.0% increase in corporate furnishings division revenues, to $31.1 million for the three months ended June 30, 2006 from $28.5 million for the comparable period in 2005, is primarily the result of improving economic and business conditions.
Cost of Sales. Cost of sales from retail sales increased 22.2% to $10.9 million for the three months ended June 30, 2006 compared to $8.9 million for the comparable period in 2005, and as a percentage of retail sales increased to 68.2% from 66.8% in 2006 and 2005, respectively, as a result of a change in the product mix to lower margin sales. Cost of sales from non-retail sales increased 10.8%, to $43.3 million for the three months ended June 30, 2006 from $39.1 million for the comparable period in 2005, and as a percentage of non-retail sales, increased to 93.4% from 92.6%. The decreased margins on non-retail sales were primarily the result of a change in the product mix.
Expenses. Operating expenses for the three months ended June 30, 2006 increased $21.2 million to $142.8 million from $121.6 million for the comparable period in 2005, a 17.4% increase. As a percentage of total revenues, operating expenses were 44.4% for the three months ended June 30, 2006 and 44.8% for the comparable period in 2005. Operating expenses decreased as a percentage of total revenues for the three months ended June 30, 2006 mainly due to the maturing of new company-operated sales and lease ownership stores, and the 9.1% increase in same store revenues previously mentioned.
Depreciation of rental merchandise increased $15.9 million to $90.3 million for the three months ended June 30, 2006 from $74.4 million during the comparable period in 2005, a 21.4% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.7% from 36.0% from quarter to quarter. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in 90 day same as cash sales, and the early payout of lease ownership agreements in our sales and lease ownership division and, to a lesser extent, a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense increased to $2.7 million for the three months ended June 30, 2006 compared with $1.7 million for the comparable period in 2005, a 56.8% increase. The increase in interest expense as a percentage of total revenues was primarily due to higher debt levels during the earlier part of the second quarter of 2006 and, to a lesser extent, higher interest rates in the second quarter of 2006.
Income tax expense increased $1.5 million to $11.0 million for the three months ended June 30, 2006 compared with $9.5 million for the comparable period in 2005, representing a 15.9% increase. Aaron Rents’ effective tax rate was 34.8% in 2006 compared with 37.1% in 2005. In the second quarter of 2006 the effective tax rate was lower primarily because of amendments to Texas state tax law which allowed the company to recognized a one-time, income tax benefit during the quarter. Because of the amendment to the tax law, we recognized an $869,000 one-time income tax benefit during the second quarter of 2006.
Net Earnings. Net earnings increased $4.5 million to $20.7 million for the three months ended June 30, 2006 compared with $16.1 million for the comparable period in 2005 representing a 28.1% increase. As a percentage of total revenues, net earnings were 6.4% for the three months ended June 30, 2006 and 5.9% for the three months ended June 30, 2005. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 9.1% increase in same store revenues; and a 12.4% increase in franchise royalties and fees. Additionally, included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Six months ended June 30, 2006 compared with six months ended June 30, 2005
The following table shows key selected financial data for the six month periods ended June 30, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005:

			Dollar Increase	% Increase to
	Six Months Ended	Six Months Ended	to 2006 from	2006 from
(In Thousands)	June 30, 2006	June 30, 2005	2005	2005

REVENUES:
Rentals and Fees	$500,040	$415,771	$84,269	20.3%
Retail Sales	35,102	29,357	5,745	19.6
Non-Retail Sales	110,384	87,783	22,601	25.7
Franchise Royalties and Fees	16,448	14,492	1,956	13.5
Other	7,040	3,283	3,757	114.4

	669,014	550,686	118,328	21.5

COSTS AND EXPENSES:
Retail Cost of Sales	23,273	19,628	3,645	18.6
Non-Retail Cost of Sales	103,098	81,722	21,376	26.2
Operating Expenses	286,774	241,233	45,541	18.9
Depreciation of Rental Merchandise	183,602	149,504	34,098	22.8
Interest	5,946	3,337	2,609	78.2

	602,693	495,424	107,269	21.7

EARNINGS BEFORE INCOME TAXES	66,321	55,262	11,059	20.0
INCOME TAXES	24,110	20,720	3,390	16.4

NET EARNINGS	$42,211	$34,542	$7,669	22.2%

Revenues. The 21.5% increase in total revenues, to $669.0 million for the six months ended June 30, 2006 from $550.7 million in the comparable period in 2005, was due mainly to a $84.3 million, or 20.3%, increase in rentals and fees revenues, plus a $22.6 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $79.7 million increase in revenues from our sales and lease ownership division, which had a 6.0% increase in same store revenues during the 24 month period ended June 30, 2006 and added 92 company-operated stores since the end of June 30, 2005. The growth in our sales and lease ownership division was augmented by a $4.7 million increase in revenues in our corporate furnishings division. Additionally, included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico. We received $11.6 million in cash proceeds and reduced goodwill by $1.0 million in conjunction with this sale.
The 19.6% increase in revenues from retail sales, to $35.1 million for the six months ended June 30, 2006 from $29.4 million for the comparable period in 2005, was primarily due to an increase of $5.5 million in the sales and lease ownership division as a result of the increased demand and growing store base described above. Retail sales represents sales of both new and return rental merchandise.
The 25.7% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $110.4 million for the six months of June 30, 2006 from $87.8 million for the comparable period in 2005, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2006 was 406, reflecting a net addition of 38 stores since June 30, 2005.
The 13.5% increase in franchise royalties and fees, to $16.4 million for the six months ended June 30, 2006 from $14.5 million for the comparable period in 2005, primarily reflects an increase in royalty income from franchisees, increasing 19.6% to $12.8 million as of June 30, 2006 compared to $10.7 million as of June 30, 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of stores and an increase in certain royalty rates.
The 114.4% increase in other revenues, to $7.0 million for the six months ended June 30, 2006 from $3.3 million for the comparable period in 2005, was primarily attributable to a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
With respect to our major operating units, revenues for our sales and lease ownership division increased 23.3%, to $604.5 million for the six months ended June 30, 2006 from $490.2 million for the comparable period in 2005. This increase was attributable to the sales and lease ownership division adding 92 stores since June 30, 2005 combined with same store revenue growth of 6.0% for stores open over two years at the end of June 2006. The 8.0% increase in corporate furnishings division revenues, to $63.4 million for the six months ended June 30, 2006 from $58.7 million for the comparable period in 2005, is primarily the result of improving economic and business conditions.
Cost of Sales. Cost of sales from retail sales increased 18.6% to $23.3 million for the six months ended June 30, 2006 compared to $19.6 million for the comparable period in 2005, and as a percentage of retail sales decreased slightly to 66.3% from 66.9% in 2006 and 2005, respectively. The decrease in retail cost of sales as a percentage of retail sales was primarily due to increased sales in our sales and lease ownership division, which are at higher margins than our corporate furnishings division. Cost of sales from non-retail sales increased 26.2%, to $103.1 million for the six months ended June 30, 2006 from $81.7 million for the comparable period in 2005, and as a percentage of non-retail sales, increased slightly to 93.4% from 93.1%.
Expenses. Operating expenses for the six months ended June 30, 2006 increased $45.5 million to $286.8 million from $241.2 million for the comparable period in 2005, an 18.9% increase. As a percentage of total revenues, operating expenses were 42.9% for the six months ended June 30, 2006 and 43.8% for the comparable period in 2005. Operating expenses decreased as a percentage of total revenues for the six months ended June 30, 2006 mainly due to the maturing of new company-operated sales and lease ownership stores, and the 6.0% increase in same store revenues previously mentioned.
Depreciation of rental merchandise increased $34.1 million to $183.6 million for the six months ended June 30, 2006 from $149.5 million during the comparable period in 2005, a 22.8% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.7% from 36.0% from quarter to quarter. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in 90 day same as cash sales and the early payout of lease ownership agreements in our sales and lease ownership division and, to a lesser extent, a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense increased to $5.9 million for the six months ended June 30, 2006 compared with $3.3 million for the comparable period in 2005, a 78.2% increase. The increase in interest expense as a percentage of total revenues was primarily due to higher debt levels during the first six months of 2006 and to a lesser extent higher interest rates in the first six months of 2006. Debt levels at June 30, 2006 decreased significantly as a result of debt payments made with the proceeds of the company’s May 2006 stock offering.
Income tax expense increased $3.4 million to $24.1 million for the six months ended June 30, 2006 compared with $20.7 million for the comparable period in 2005, representing a 16.4% increase. Aaron Rents’ effective tax rate was 36.4% in 2006 compared with 37.5% in 2005.
Net Earnings. Net earnings increased $7.7 million to $42.2 million for the six months ended June 30, 2006 compared with $34.5 million for the comparable period in 2005 representing a 22.2% increase. As a percentage of total revenues, net earnings were 6.3% for the six months ended June 30, 2006 and 2005, respectively. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 6.0% increase in same store revenues; and a 13.5% increase in franchise royalties and fees. Additionally, included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Balance Sheet
Cash. Our cash balance increased to $24.3 million at June 30, 2006 from $7.0 million at December 31, 2005. The increase between periods is the result of receipt of cash proceeds from the aforementioned sale of the assets of our 12 stores located in Puerto Rico, as well as increased financing cash flows resulting from our stock offering in the second quarter of 2006. Fluctuations in our cash balances are also the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $17.3 million in rental merchandise, net of accumulated depreciation, to $568.2 million at June 30, 2006 from $550.9 million at December 31, 2005, is primarily the result of a net increase of 28 company-operated sales and lease ownership stores since December 31, 2005 and the continued revenue growth of existing company-operated stores.
Goodwill and Other Intangibles. The $4.8 million increase in goodwill and other intangibles, to $105.9 million at June 30, 2006 from $101.1 million at December 31, 2005, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled $11.9 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. Additionally, during the second quarter of 2006 we sold the assets of 12 stores located in Puerto Rico and reduced goodwill by $1.0 million in conjunction with this sale.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $12.8 million to $35.7 million at June 30, 2006 from $23.0 million at December 31, 2005 primarily as a result of an increase in prepaid income taxes.
Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased $13.7 million to $99.1 million at June 30, 2006 from $112.8 million at December 31, 2005. The decrease between periods is primarily the result of decreased trade payables associated with the purchase of rental merchandise which decreased $949,000, net of accumulated depreciation, between June 30, 2006 and March 31, 2006.
Deferred Income Taxes Payable. The increase of $14.8 million in deferred income taxes payable to $90.0 million at June 30, 2006 from $75.2 million at December 31, 2005 is primarily the result of accelerated rental merchandise depreciation deductions for tax purposes.
Credit Facilities and Senior Notes. The $85.3 million decrease in the amounts we owe under our credit facilities and senior notes to $126.6 million at June 30, 2006 from $211.9 million at December 31, 2005, reflects net payments under our revolving credit facility during the first six months of 2006 with cash generated from operations and the stock offering.
Liquidity and Capital Resources
General
Cash flows from operations for the six months ended June 30, 2006 and 2005 were $32.9 million and $9.5 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
In May 2006, we completed an underwritten public offering of 3.45 million newly-issued shares of our common stock (including shares issued pursuant to the underwriters’ over-allotment option) for net proceeds, after the underwriting discount and expenses, of approximately $84.0 million. We used the proceeds to repay borrowings under our revolving credit facility. The company’s chairman, chief executive officer and controlling shareholder sold an additional 1,150,000 shares in the offering (including shares sold pursuant to the underwriters’ over-allotment option).
At June 30, 2006, we did not have borrowings outstanding under our revolving credit agreement. The credit facilities balance decreased by $85.3 million in the first six months of 2006 primarily as a result of net payments made under our credit facility during the period with cash generated from operations and proceeds from the stock offering in the second quarter of 2006. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008 and increasing the total available credit to $140.0 million. We have $40.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due

August 2009, the first principal repayments for which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until August 2009. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments for which are first required in 2008. From time to time, we use interest rate swap agreements as part of our overall long-term financing program. See Note D to the consolidated financial statements appearing in the company’s 2005 Annual Report on Form 10-K for further information.
Our revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. These agreements also contain negative covenants regarding the company’s other indebtedness, its guarantees and investments and other customary covenants, some of which were amended in July 2005 in connection with the note issuance described above in order to make them less restrictive. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at June 30, 2006 and anticipate remaining in compliance for the foreseeable future.
We purchase our common shares in the market from time to time as authorized by our Board of Directors. As of June 30, 2006 Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions.
We have a consistent history of paying dividends, having paid dividends for 19 consecutive years. Our Board of Directors increased the dividend 7.7% for the third quarter of 2005 on August 4, 2005 to $.014 per share from the previous quarterly dividend of $.013 per share. Total cash outlay for dividends was $1.4 million for the six months ended June 30, 2006. The fourth quarter of 2005 dividend was $.014 per share and was paid in January 2006, and the first quarter of 2006 dividend was paid in April 2006. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at June 30, 2006 was $24.5 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in November 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 135 basis points. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are $20.9 million and $24.5 million, respectively, at June 30, 2006.
Income Taxes. During the six months ended June 30, 2006, we made $13.6 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for income taxes approximating $2.0 million. The company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise it acquired after September 10, 2001 and placed in service prior to January 1, 2005. We anticipate having to make future tax payments on our income as a result of expected profitability and the taxes that are now due on accelerated or “bonus” depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2021. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2006, including leases under our construction and lease facility described above, are shown in the table under “Contractual Obligations and Commitments” below.
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 14 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by one of the LLCs for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by one of the LLCs for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
During the second quarter of 2006, a property sold by Aaron Rents to a second LLC controlled by the company’s major shareholder for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000 was sold to an unrelated third party. We entered into a new capital lease with the unrelated third party. No gain or loss was recognized on the capital lease modification.
We do not currently plan to enter into any similar related party transactions in the future. See Note D to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2006, the franchise loan facility and guaranty was amended to decrease the maximum commitment amount from $140.0 million to $115.0 million. At June 30, 2006, the portion that the Company might be obligated to repay in the event franchisees defaulted was $110.2 million. Of this amount, approximately $83.4 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $26.8 million represents franchisee borrowing that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the company’s approximate contractual obligations, including interest, and commitments to make future payments as of June 30, 2006:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$106,046	$12,722	$32,011	$34,012	$27,301
Capital Leases	20,541	908	2,175	2,565	14,893
Operating Leases	251,031	67,950	93,283	41,460	48,338

Total Contractual Cash Obligations	$377,618	$81,580	$127,469	$78,037	$90,532

The following table shows the company’s approximate commercial commitments as of June 30, 2006:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$110,179	$110,179	$—	$—	$—
Residual Value Guarantee Under Operating Leases	20,858	20,858	—	—	—

Total Commercial Commitments	$131,037	$131,037	$—	$—	$—

Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.
At June 30, 2006, we did not have any swap agreements.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company has updated its risk factors disclosure, from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 as follows:
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
In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of state laws and regulations and consumer tort law, including fraud and consumer protection laws because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability. On March 15, 2006, the New Jersey Supreme Court ruled against one of our largest competitors, holding that the New Jersey Retail Installment Sales Act applies to that company’s rent-to-own contracts in the state, and applied New Jersey’s criminal usury statute to those transactions. As a result of that ruling, we began to implement changes in our business practices in New Jersey, where we operate one company operated Aaron’s Sales & Lease Ownership store and have 11 franchised stores.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On Tuesday, May 2, 2006 the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 10, 2006 there were 8,396,233 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 8,299,619 shares representing 98.85% of the total shares of Class A Common Stock entitled to vote at the meeting.
The purpose of the meeting was to re-elect ten directors to a one-year term expiring in 2006 and to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000.

The following tables set forth the results of the vote on the two matters:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	8,255,837	43,782
David L. Kolb	8,298,009	1,610
Robert C. Loudermilk, Jr.	8,255,912	43,707
Gilbert L. Danielson	8,255,912	43,707
Ronald W. Allen	8,296,884	2,735
Leo Benatar	8,298,009	1,610
Earl Dolive	8,298,009	1,610
Ray M. Robinson	8,298,009	1,610
John Schuerholz	8,291,289	8,330
William K. Butler, Jr.	8,255,912	43,707

	Number of Votes
				Broker Non-
	For	Against	Abstain	Vote
Amendment to the Articles of Incorporation	8,297,657	1,962	0	N/A
ITEM 5. OTHER INFORMATION.
     Effective May 3, 3006, the Company amended its Amended and Restated Articles on Incorporation to (1) increase the authorized number of shares of its Common Stock from 50,000,000 to 100,000,000; and (2) provide that repurchased shares become treasury shares.
ITEM 6. EXHIBITS: (add other filings)
     The following exhibits are furnished herewith:

1
Underwriting Agreement, dated as of May 18, 2006, by and among the Company, R. Charles Loudermilk, Sr., as the selling shareholder, and SunTrust Capital Markets, Inc., Morgan Keegan & Company, Inc., Stifel Nicolaus & Company, Incorporated, Wachovia Capital Markets, LLC and BB&T Capital Markets, a division of Scott and Stringfellow, Inc. (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2006 (File No. 001-13941)).

4	(d)
Amendment No. 2 dated May 3, 2006 to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-3 filed with the Commission on May 9, 2006 (File No. 333-133913)).

4	(e)
Amendment No. 3 dated May 3, 2006 to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on Form S-3 filed with the Commission on May 9, 2006 (File No. 333-133913)).

10	(pp)
Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces.

10	(qq)
Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces.

15		Letter Re: Unaudited Interim Financial Information.

31	(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31	(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32	(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — August 9, 2006	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — August 9, 2006		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller