Form 10-Q
period 2006-09-30
AARON RENTS INC
filed 2006-11-08
CIK 706688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	November 3, 2006

Common Stock, $.50 Par Value	45,645,281
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
ASSETS:
Cash	$54,681	$6,973
Accounts Receivable (net of allowances of $2,750 in 2006 and $2,742 in 2005)	41,341	42,812
Rental Merchandise	852,263	811,335
Less: Accumulated Depreciation	(298,166)	(260,403)

	554,097	550,932
Property, Plant and Equipment, Net	143,961	133,759
Goodwill and Other Intangibles, Net	111,364	101,085
Prepaid Expenses and Other Assets	35,045	22,954

Total Assets	$940,489	$858,515

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$117,991	$112,817
Dividends Payable	756	699
Deferred Income Taxes Payable	94,819	75,197
Customer Deposits and Advance Payments	25,360	23,458
Credit Facilities	115,482	211,873

Total Liabilities	354,408	424,044

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at September 30, 2006 and 44,989,602 at December 31, 2005	24,220	22,495
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2006 and December 31, 2005	6,032	6,032
Additional Paid-in Capital	182,019	92,852
Retained Earnings	406,762	349,377
Accumulated Other Comprehensive Loss	—	(14)

	619,033	470,742

Less: Treasury Shares at Cost,
Common Stock, 2,811,318 Shares at September 30, 2006 and 3,358,521 Shares at December 31, 2005	(17,048)	(20,367)
Class A Common Stock, 3,667,623 Shares at September 30, 2006 and December 31, 2005	(15,904)	(15,904)

Total Shareholders’ Equity	586,081	434,471

Total Liabilities & Shareholders’ Equity	$940,489	$858,515

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$243,649	$210,951	$743,689	$626,722
Retail Sales	14,330	14,442	49,432	43,799
Non-Retail Sales	49,429	43,709	159,813	131,492
Franchise Royalties and Fees	8,322	7,627	24,770	22,119
Other	1,979	1,938	9,019	5,221

	317,709	278,667	986,723	829,353

COSTS AND EXPENSES:
Retail Cost of Sales	9,553	9,449	32,826	29,077
Non-Retail Cost of Sales	45,210	40,639	148,308	122,361
Operating Expenses	143,601	136,003	430,375	377,236
Depreciation of Rental Merchandise	89,806	76,727	273,408	226,231
Interest	1,914	2,343	7,860	5,680

	290,084	265,161	892,777	760,585

EARNINGS BEFORE INCOME TAXES	27,625	13,506	93,946	68,768

INCOME TAXES	10,242	4,663	34,352	25,383

NET EARNINGS	$17,383	$8,843	$59,594	$43,385

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.32	$.18	$1.15	$.87

Assuming Dilution	.32	.17	1.13	.85

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.014	$.014	$.042	$.040
Class A Common Stock	.014	.014	.042	.040

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,989	49,861	52,034	49,807
Assuming Dilution	54,767	50,844	52,874	50,786
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$59,594	$43,385
Depreciation and Amortization	296,762	246,268
Additions to Rental Merchandise	(458,676)	(435,551)
Book Value of Rental Merchandise Sold or Disposed	186,429	169,284
Change in Deferred Income Taxes	19,622	(20,589)
Loss on Sale of Property, Plant, and Equipment	98	114
Gain on Asset Disposition	(4,425)	—
Gain on Sale of Marketable Securities	—	(565)
Change in Income Tax Receivable, Prepaid Expenses and Other Assets	(3,373)	20,023
Change in Accounts Payable and Accrued Expenses	4,840	4,262
Change in Accounts Receivable	1,471	(10,887)
Other Changes, Net	(4,063)	(4,109)

Cash Provided by Operating Activities	98,279	11,635

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(56,352)	(43,473)
Contracts and Other Assets Acquired	(22,976)	(35,485)
Proceeds from Sale of Marketable Securities	—	6,993
Proceeds from Asset Disposition	11,626	—
Proceeds from Sale of Property, Plant, and Equipment	25,273	3,294

Cash Used in Investing Activities	(42,429)	(68,671)

FINANCING ACTIVITIES:
Proceeds from Sale of Senior Notes	—	60,000
Proceeds from Credit Facilities	225,898	314,110
Repayments on Credit Facilities	(322,617)	(315,723)
Dividends Paid	(2,166)	(1,942)
Proceeds from Stock Offering	83,999	—
Excess Tax Benefits From Stock Option Exercises	3,288	—
Issuance of Stock Under Stock Option Plans	3,456	1,479

Cash (Used in) Provided by Financing Activities	(8,142)	57,924

Increase in Cash	47,708	888
Cash at Beginning of Period	6,973	5,865

Cash at End of Period	$54,681	$6,753

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of September 30, 2006 and the consolidated statements of earnings and the consolidated statements of cash flows for the three- and nine-month periods ended September 30, 2006 and 2005 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2005 Annual Report on Form 10-K. The 2005 rental merchandise adjustments included write-offs of merchandise in the third quarter that resulted from losses associated with Hurricanes Katrina and Rita. These hurricane related write-offs were $2.8 million net of expected insurance proceeds. Rental merchandise adjustments, excluding the hurricane related write-offs, for the three-month periods ended September 30 were $3.8 million in 2006 and $6.1 million in 2005. Rental merchandise adjustments for the nine-month periods ended September 30 were $13.8 million in 2006 and $14.2 million in 2005. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the nine months ended September 30, 2006, the Company recorded $11.2 million in goodwill, $1.1 million in customer relationship intangibles, and $661,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $741,000 and $518,000 for the three-month periods ended September 30, 2006 and 2005, respectively. Amortization expense was $1.7 million and $1.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The aggregate purchase price for these asset acquisitions totaled $23.0 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2006. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant. During the second quarter of 2006, the Company sold the assets of 12 stores located in Puerto Rico and reduced goodwill by $1.0 million in conjunction with this sale.
Stock Compensation

The Company has stock-based employee compensation plans, which are more fully described below. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company’s non-qualified stock options have 10-year terms and generally vest over a three-year service period from the date of grant. The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognized no compensation expense for these stock option grants. The Company also has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant. Compensation expense for these grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant multiplied by the number of options granted.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation expense recognized in the nine months and quarter ended September 30, 2006 includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures. The Company did not grant or modify any stock options in the nine months ended September 30, 2006.
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

	Three Months Ended	Nine Months Ended
(In Thousands, Except Share Data)	September 30, 2005	September 30, 2005

Net Earnings before effect of Key Executive grants	$8,975	$43,782
Expense effect of Key Executive grants recognized	(132)	(397)

Net Earnings as Reported	8,843	43,385
Stock-based Employee Compensation Cost, Net of Tax - Pro Forma	(532)	(1,545)

Pro Forma Net Earnings	$8,311	$41,840

Basic Earnings Per Share — As Reported	$.18	$.87

Basic Earnings Per Share — Pro Forma	$.17	$.84

Diluted Earnings Per Share — As Reported	$.17	$.85

Diluted Earnings Per share — Pro Forma	$.16	$.83

The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical share option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes the historical experience method is the best estimate of future exercise and forfeiture patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
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
The results of operations for the three and nine months ended September 30, 2006 include $907,000 and $2.8 million, respectively, in compensation expense related to unvested grants as of January 1, 2006. At September 30, 2006, there was $2.5 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2 years. SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flow as required under prior guidance. Excess tax benefits of $3.3 million were accordingly included in cash provided by financing activities for the nine months ended September 30, 2006. The related net tax benefit from the exercise of stock options in the three and nine months ended September 30, 2006 was $235,000 and $4.0 million, respectively.
Under the Company’s stock option plans, options granted to date become exercisable after a period of three years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. Under the plans, 954,000 of the Company’s shares are reserved for future grants at September 30, 2006. The weighted average fair value of options granted was $8.09 in 2005, $5.18 in 2004, and $5.48 in 2003. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions of forfeiture rates of 5.85%, 9.87%, and 2.55% for 2005, 2004 and 2003, respectively.
The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	September 30, 2006	Life (in years)	Exercise Price	September 30, 2006	Exercise Price

$4.38-10.00	1,122,726	3.94	$6.92	1,122,726	$6.92
10.01-15.00	633,750	7.30	14.07	91,500	13.49
15.01-20.00	106,750	7.03	15.60	99,250	15.35
20.01-24.94	577,146	8.11	22.42	2,000	21.84

$4.38-24.94	2,440,372	5.93	$12.82	1,315,476	$8.04

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average	Aggregate	Weighted
	Options	Weighted Average	Remaining	Intrinsic Value	Average Fair
	(In Thousands)	Exercise Price	Contractual Term	(in Thousands)	Value

Outstanding at January 1, 2006	3,026	$11.73		$46,726	$4.01
Granted	—	—		—	—
Exercised	(547)	6.32		(10,673)	3.20
Forfeited	(39)	19.12		(753)	4.66

Outstanding at September 30, 2006	2,440	12.82	5.93 years	31,293	5.39

Exercisable at September 30, 2006	1,315	$8.04	4.35 years	$10,570	$3.97
The weighted average fair value of unvested options was $7.83 as of January 1, 2006 and $7.20 as of September 30, 2006.

Note B – Credit Facilities
See Note D to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
During the third quarter of 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus quarterly interest payments for the five years thereafter, beginning on July 27, 2008. The Company used the proceeds from this financing to replace shorter-term borrowings under its revolving credit agreement.
On February 27, 2006, the Company entered into a second amendment to its revolving credit agreement to increase the maximum borrowing limit to $140.0 million from $87.0 million and to extend the expiration date to May 28, 2008. In addition, the franchise loan facility and guaranty was amended on that date to decrease the maximum commitment amount from $140.0 million to $115.0 million. The Company was in compliance with all restrictive covenants contained in its credit facilities as of September 30, 2006.
During the second quarter of 2006, a property previously sold by Aaron Rents to a limited liability company controlled by the Company’s major shareholder for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000 was sold to an unrelated third party. The Company entered into a new capital lease with the unrelated third party. No gain or loss was recognized on the capital lease modification. There were no other significant changes in the nature of the Company’s capital leases with related parties as described in Note D to the consolidated financial statements in the 2005 Annual Report on Form 10-K.
Note C – Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, the change in the fair value of interest rate swap agreements, net of income taxes, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2006	2005	2006	2005
Net earnings	$17,383	$8,843	$59,594	$43,385
Other comprehensive income:
Derivative instruments, net of taxes	—	—	—	215
Unrealized (loss) gain on marketable securities, net of taxes	—	—	(14)	82
Recognition of unrealized gain on marketable securities, net of taxes	—	—	—	178

Total other comprehensive (loss) income	—	—	(14)	475

Comprehensive income	$17,383	$8,843	$59,580	$43,860

Note D – Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2006	2005	2006	2005
Revenues From External Customers:
Sales and Lease Ownership	$279,313	$241,070	$865,682	$713,088
Corporate Furnishings	30,396	28,739	93,766	87,435
Franchise	8,322	7,627	24,770	22,119
Other	1,751	1,090	4,728	4,174
Manufacturing	17,244	21,391	56,914	66,366
Elimination of Intersegment Revenues	(17,187)	(21,292)	(56,683)	(66,149)
Cash to Accrual Adjustments	(2,130)	42	(2,454)	2,320

Total Revenues from External Customers	$317,709	$278,667	$986,723	$829,353

Earnings Before Income Taxes:
Sales and Lease Ownership	$22,166	$7,456	$73,149	$44,636
Corporate Furnishings	2,775	1,537	10,016	7,824
Franchise	5,829	5,702	17,804	16,343
Other	(1,252)	(2,030)	(4,722)	(1,374)
Manufacturing	(385)	394	(1,532)	1,589

Earnings Before Income Taxes for Reportable Segments	29,133	13,059	94,715	69,018
Elimination of Intersegment Loss (Profit)	385	(358)	1,612	(1,445)
Cash to Accrual and Other Adjustments	(1,893)	805	(2,381)	1,195

Total Earnings Before Income Taxes	$27,625	$13,506	$93,946	$68,768

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
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes.

Note E – Adoption of New Accounting Principles
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this transition method, compensation expense recognized in the three and nine months ended September 30, 2006, includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures. Refer to Note A for further information on the impact of adoption.
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
In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.
Note F – Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2022. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. The Company expects that most leases will be renewed or replaced by other leases in the normal course of business.
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2006 the portion that the Company might be obligated to repay in the event franchisees defaulted was $105.0 million. Of this amount, approximately $78.4 million represents franchise borrowings outstanding under the franchise loan program and approximately $26.6 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
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
Note H – Subsequent Event
The Company’s $25 million construction and lease facility expired on October 31, 2006. On October 30, 2006, the Company purchased the 21 properties financed by this facility for approximately $25.3 million, retained ownership of eight properties and entered into sale-leaseback transactions for the remaining 13 properties with an unrelated third party. No gain or loss was recognized on this transaction.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
November 7, 2006

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and nine months ended September 30, 2006, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 90% and 89% of our total revenues in the third quarter and the first nine months of 2006 and 2005, respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $766.8 million in 2003 to $1.13 billion in 2005, representing a compound annual growth rate of 21.2%. Total revenues for the three months ended September 30, 2006 were $317.7 million, an increase of $39.0 million, or 14.0%, over the comparable period in 2005. Total revenues for the nine months ended September 30, 2006 were $986.7 million, an increase of $157.4 million, or 19.0%, over the comparable period in 2005.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 82 company-operated sales and lease ownership stores in 2005. We opened 29 new stores during the three months ended September 30, 2006. During the first nine months of 2006 we opened 57 new stores and we estimate that we will add approximately 50 stores in the remainder of 2006. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit sales volume than the typical rent-to-own store. Most of our stores reach profitability by the 15th month following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees opened 71 stores in 2005. We opened 5 new stores during the three months ended September 30, 2006. During the first nine months of 2006 our franchisees opened 42 new stores and we expect our franchisees to open approximately 20 stores during the remainder of 2006. We purchased 22 franchised stores during the first nine months of 2006. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $29.5 million of revenues in 2005, up from $19.3 million in 2003, representing a compounded annual growth rate of 23.5%.
Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues: (rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues), costs of sales and expenses (of which depreciation and amortization of rental merchandise is a significant part). We also review the results of our sales and lease ownership and corporate furnishings divisions.

Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and corporate furnishings stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from the sale of equity investments held in third parties, gains on asset dispositions and other miscellaneous revenues.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for rental revenues due but not yet received, net of allowances, and a deferral of revenue for rental payments received prior to the month due. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of September 30, 2006 and December 31, 2005, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $22.4 million and $20.3 million, respectively, and an accrued revenue receivable net of allowance for doubtful accounts based on historical collection rates of $4.3 million and $4.8 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of September 30, 2006 and December 31, 2005, our reserve for closed or consolidated stores was $608,000 and $1.3 million respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at September 30, 2006.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was $1.6 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2006. Additionally, if the actual group health insurance liability exceeds our projections, we will be required to pay additional amounts beyond those accrued at September 30, 2006.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We refer to changes in same store revenues as a key performance indicator. For the three months ended September 30, 2006, we calculated this amount by comparing revenues for the three months ended September 30, 2006 to revenues for the comparable period in 2005 for all stores open for the entire 15-month period ended September 30, 2006, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2006, we calculated this amount by comparing revenues for the nine months ended September 30, 2006 to revenues for the comparable period in 2005 for all stores open for the entire 24-month period ended September 30, 2006, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended September 30, 2006 compared with three months ended September 30, 2005
The following table shows key selected financial data for the three month periods ended September 30, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005:

	Three Months	Three Months	Dollar Increase	% Increase to
	Ended September	Ended September	to 2006 from	2006 from
(In Thousands)	30, 2006	30, 2005	2005	2005

REVENUES:
Rentals and Fees	$243,649	$210,951	$32,698	15.5%
Retail Sales	14,330	14,442	(112)	(.8)
Non-Retail Sales	49,429	43,709	5,720	13.1
Franchise Royalties and Fees	8,322	7,627	695	9.1
Other	1,979	1,938	41	2.1

	317,709	278,667	39,042	14.0

COSTS AND EXPENSES:
Retail Cost of Sales	9,553	9,449	104	1.1
Non-Retail Cost of Sales	45,210	40,639	4,571	11.2
Operating Expenses	143,601	136,003	7,598	5.6
Depreciation of Rental Merchandise	89,806	76,727	13,079	17.0
Interest	1,914	2,343	(429)	(18.3)

	290,084	265,161	24,923	9.4

EARNINGS BEFORE INCOME TAXES	27,625	13,506	14,119	104.5
INCOME TAXES	10,242	4,663	5,579	119.6

NET EARNINGS	$17,383	$8,843	$8,540	96.6%

Revenues. The 14.0% increase in total revenues, to $317.7 million for the three months ended September 30, 2006 from $278.7 million in the comparable period in 2005, was due mainly to a $32.7 million, or 15.5%, increase in rentals and fees revenues, plus a $5.7 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $30.9 million increase in revenues from our sales and lease ownership division, which had a 6.9% increase in same store revenues during the third quarter of 2006 and added 97 company-operated stores since the end of September 30, 2005. The growth in our sales and lease ownership division was augmented by a $1.7 million increase in revenues in our corporate furnishings division.
Revenues from retail sales decreased .8% to $14.3 million for the three months ended September 30, 2006 from $14.4 million for the comparable period in 2005. Retail sales represents sales of both new and return rental merchandise.
The 13.1% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $49.4 million for the three months of September 30, 2006 from $43.7 million for the comparable period in 2005, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2006 was 411, reflecting a net addition of 28 stores since September 30, 2005.
The 8.1% increase in franchise royalties and fees, to $8.3 million for the three months ended September 30, 2006 from $7.6 million for the comparable period in 2005, primarily reflects an increase in royalty income from franchisees, increasing 17.6% to $6.2 million for the three months ended September 30, 2006 compared to $5.3 million for the three months ended September 30, 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of stores and an increase in certain royalty rates.

With respect to our major operating units, revenues for our sales and lease ownership division increased 14.9%, to $286.2 million for the three months ended September 30, 2006 from $249.2 million for the comparable period in 2005. This increase was attributable to the sales and lease ownership division adding 97 stores since September 30, 2005 combined with same store revenue growth of 6.9% for the three months ended September 30, 2006. The 6.0% increase in corporate furnishings division revenues, to $30.4 million for the three months ended September 30, 2006 from $28.7 million for the comparable period in 2005, is primarily the result of improving economic and business conditions.
Cost of Sales. Cost of sales from retail sales increased 1.1% to $9.6 million for the three months ended September 30, 2006 compared to $9.5 million for the comparable period in 2005, and as a percentage of retail sales increased to 66.7% from 65.4% in 2006 and 2005, respectively, as a result of a change in the product mix to lower margin sales. Cost of sales from non-retail sales increased 11.2%, to $45.2 million for the three months ended September 30, 2006 from $40.6 million for the comparable period in 2005, and as a percentage of non-retail sales, decreased to 91.5% from 93.0%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the three months ended September 30, 2006 increased $7.6 million to $143.6 million from $136.0 million for the comparable period in 2005, a 5.6% increase. As a percentage of total revenues, operating expenses were 45.2% for the three months ended September 30, 2006 and 48.8% for the comparable period in 2005. Operating expenses decreased as a percentage of total revenues for the three months ended September 30, 2006 mainly due to the maturing of new company-operated sales and lease ownership stores, and the 6.9% increase in same store revenues previously mentioned. Additionally, operating expenses for the third quarter of 2005 included $2.8 million in expenses, net of $1.1 million of expected insurance recoveries, related to estimated losses due to Hurricanes Katrina and Rita.
Depreciation of rental merchandise increased $13.1 million to $89.8 million for the three months ended September 30, 2006 from $76.7 million during the comparable period in 2005, a 17.0% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.9% from 36.4% from quarter to quarter. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in 90 day same as cash sales, and the early payout of lease ownership agreements in our sales and lease ownership division and, to a lesser extent, a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense decreased to $1.9 million for the three months ended September 30, 2006 compared with $2.3 million for the comparable period in 2005, an 18.3% decrease. The decrease in interest expense as a percentage of total revenues was primarily due to lower debt levels during the third quarter of 2006.
Income tax expense increased $5.6 million to $10.2 million for the three months ended September 30, 2006 compared with $4.7 million for the comparable period in 2005, representing a 119.6% increase. Aaron Rents’ effective tax rate was 37.1% in 2006 compared with 34.5% in 2005. The lower 2005 effective tax rate was due to lower state income taxes as well as adjustments resulting from favorable state income allocations.
Net Earnings. Net earnings increased $8.5 million to $17.4 million for the three months ended September 30, 2006 compared with $8.8 million for the comparable period in 2005 representing a 96.6% increase. As a percentage of total revenues, net earnings were 5.5% for the three months ended September 30, 2006 and 3.2% for the three months ended September 30, 2005. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 6.9% increase in same store revenues, and a 9.1% increase in franchise royalties and fees. Additionally, included in the third quarter of 2005 are increased expenses and losses due to Hurricanes Katrina and Rita.
Nine months ended September 30, 2006 compared with nine months ended September 30, 2005
The following table shows key selected financial data for the nine month periods ended September 30, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005:

			Dollar Increase	% Increase to
	Nine Months Ended	Nine Months Ended	to 2006 from	2006 from
(In Thousands)	September 30, 2006	September 30, 2005	2005	2005

REVENUES:
Rentals and Fees	$743,689	$626,722	$116,967	18.7%
Retail Sales	49,432	43,799	5,633	12.9
Non-Retail Sales	159,813	131,492	28,321	21.5
Franchise Royalties and Fees	24,770	22,119	2,651	12.0
Other	9,019	5,221	3,798	72.7

	986,723	829,353	157,370	19.0

COSTS AND EXPENSES:
Retail Cost of Sales	32,826	29,077	3,749	12.9
Non-Retail Cost of Sales	148,308	122,361	25,947	21.2
Operating Expenses	430,375	377,236	53,139	14.1
Depreciation of Rental Merchandise	273,408	226,231	47,177	20.9
Interest	7,860	5,680	2,180	38.4

	892,777	760,585	132,192	17.4

EARNINGS BEFORE INCOME TAXES	93,946	68,768	25,178	36.6
INCOME TAXES	34,352	25,383	8,969	35.3

NET EARNINGS	$59,594	$43,385	$16,209	37.4%

Revenues. The 19.0% increase in total revenues, to $986.7 million for the nine months ended September 30, 2006 from $829.4 million in the comparable period in 2005, was due mainly to a $117.0 million, or 18.7%, increase in rentals and fees revenues, plus a $28.3 million increase in non-retail sales. The increase in rentals and fees revenues was attributable to a $110.6 million increase in revenues from our sales and lease ownership division, which had a 4.0% increase in same store revenues during the 24 month period ended September 30, 2006 and added 97 company-operated stores since the end of September 30, 2005. The growth in our sales and lease ownership division was augmented by a $6.3 million increase in revenues in our corporate furnishings division. Additionally, included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico. We received $11.6 million in cash proceeds and reduced goodwill by $1.0 million in conjunction with this sale.
The 12.9% increase in revenues from retail sales, to $49.4 million for the nine months ended September 30, 2006 from $43.8 million for the comparable period in 2005, was primarily due to an increase of $5.7 million in the sales and lease ownership division as a result of the increased demand and growing store base described above. Retail sales represents sales of both new and return rental merchandise.
The 21.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $159.8 million for the nine months of September 30, 2006 from $131.5 million for the comparable period in 2005, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2006 was 411, reflecting a net addition of 28 stores since September 30, 2005.
The 12.0% increase in franchise royalties and fees, to $24.8 million for the nine months ended September 30, 2006 from $22.1 million for the comparable period in 2005, primarily reflects an increase in royalty income from franchisees, increasing 18.9% to $19.1 million as of September 30, 2006 compared to $16.0 million as of September 30, 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of franchised stores and an increase in certain royalty rates.
The 72.7% increase in other revenues, to $9.0 million for the nine months ended September 30, 2006 from $5.2 million for the comparable period in 2005, was primarily attributable to a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico. Additionally, the 2005 results included a $0.7 million gain related to expected proceeds from business interruption insurance associated with the operations of stores affected by Hurricanes Katrina and Rita in the third quarter of 2005.
With respect to our major operating units, revenues for our sales and lease ownership division increased 20.5%, to $890.7 million for the nine months ended September 30, 2006 from $739.3 million for the comparable period in 2005. This increase was attributable to the sales and lease ownership division adding 97 stores since September 30, 2005 combined with same store revenue growth of 4.0% for stores open over two years at the end of September 2006. The 7.2% increase in corporate furnishings division revenues, to $93.8 million for the nine months ended September 30, 2006 from $87.4 million for the comparable period in 2005, is primarily the result of improving economic and business conditions.
Cost of Sales. Cost of sales from retail sales increased 12.9% to $32.8 million for the nine months ended September 30, 2006 compared to $29.1 million for the comparable period in 2005, and as a percentage of retail sales remained 66.4% in 2006 and 2005, respectively. Cost of sales from non-retail sales increased 21.2%, to $148.3 million for the nine months ended September 30, 2006 from $122.4 million for the comparable period in 2005, and as a percentage of non-retail sales, decreased slightly to 92.8% from 93.1%.
Expenses. Operating expenses for the nine months ended September 30, 2006 increased $53.1 million to $430.4 million from $377.2 million for the comparable period in 2005, a 14.1% increase. As a percentage of total revenues, operating expenses were 43.6% for the nine months ended September 30, 2006 and 45.5% for the comparable period in 2005. Operating expenses decreased as a percentage of total revenues for the nine months ended September 30, 2006 mainly due to the maturing of new company-operated sales and lease ownership stores, and the 4.0% increase in same store revenues previously mentioned. Additionally, operating expenses for the third quarter of 2005 included $2.8 million in expenses, net of $1.1 million of expected insurance recoveries, related to estimated losses due to Hurricanes Katrina and Rita.
Depreciation of rental merchandise increased $47.2 million to $273.4 million for the nine months ended September 30, 2006 from $226.2 million during the comparable period in 2005, a 20.9% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.8% from 36.1% from period to period. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in 90 day same as cash sales and the early payout of lease ownership agreements in our sales and lease ownership division and, to a lesser extent, a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense increased to $7.9 million for the nine months ended September 30, 2006 compared with $5.7 million for the comparable period in 2005, a 38.4% increase. The increase in interest expense as a percentage of total revenues was primarily due to higher debt levels during the first six months of 2006 and, to a lesser extent, higher interest rates in the first nine months of 2006. Debt levels at September 30, 2006 decreased significantly as a result of debt payments made with the proceeds of the Company’s May 2006 stock offering.
Income tax expense increased $9.0 million to $34.4 million for the nine months ended September 30, 2006 compared with $25.4 million for the comparable period in 2005, representing a 35.3% increase. Aaron Rents’ effective tax rate was 36.6% in 2006 compared with 36.9% in 2005.
Net Earnings. Net earnings increased $16.2 million to $59.6 million for the nine months ended September 30, 2006 compared with $43.4 million for the comparable period in 2005 representing a 37.4% increase. As a percentage of total revenues, net earnings were 6.0% and 5.2% for the nine months ended September 30, 2006 and 2005, respectively. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 4.0% increase in same store revenues, and a 12.0% increase in franchise royalties and fees. Additionally, included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico, and included in the 2005 results are increased expenses and losses due to Hurricanes Katrina and Rita.
Balance Sheet

Cash. Our cash balance increased to $54.7 million at September 30, 2006 from $7.0 million at December 31, 2005. The increase between periods is the result of increased financing cash flows resulting from our stock offering in the second quarter of 2006, as well as the receipt of cash proceeds from the aforementioned sale of the assets of our 12 stores located in Puerto Rico. Fluctuations in our cash balances are also the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $3.2 million in rental merchandise, net of accumulated depreciation, to $554.1 million at September 30, 2006 from $550.9 million at December 31, 2005, is primarily the result of a net increase of 58 company-operated stores since December 31, 2005 and the continued revenue growth of existing company-operated stores.
Goodwill and Other Intangibles. The $10.3 million increase in goodwill and other intangibles, to $111.4 million at September 30, 2006 from $101.1 million at December 31, 2005, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled $23.0 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. Additionally, during the second quarter of 2006 we sold the assets of 12 stores located in Puerto Rico and reduced goodwill by $1.0 million in conjunction with this sale.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $12.1 million to $35.0 million at September 30, 2006 from $23.0 million at December 31, 2005 primarily as a result of an increase in prepaid income taxes as well as an increase in prepaid advertising in the sales and lease ownership division.
Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased $5.2 million to $118.0 million at September 30, 2006 from $112.8 million at December 31, 2005. The increase between periods is primarily the result of increased trade payables associated with the purchase of rental merchandise.
Deferred Income Taxes Payable. The increase of $19.6 million in deferred income taxes payable to $94.8 million at September 30, 2006 from $75.2 million at December 31, 2005 is primarily the result of accelerated rental merchandise depreciation deductions for tax purposes.
Credit Facilities and Senior Notes. The $96.4 million decrease in the amounts we owe under our credit facilities and senior notes to $115.5 million at September 30, 2006 from $211.9 million at December 31, 2005, reflects net payments under our revolving credit facility during the first nine months of 2006 with cash generated from operations and the stock offering. Additionally, we made a $10.0 million repayment on our senior unsecured notes in the third quarter of 2006.
Liquidity and Capital Resources
General
Cash flows from operations for the nine months ended September 30, 2006 and 2005 were $98.3 million and $11.6 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
In May 2006, we completed an underwritten public offering of 3.45 million newly-issued shares of our common stock for net proceeds, after the underwriting discount and expenses, of approximately $84.0 million. We used the proceeds to repay borrowings under our revolving credit facility. The Company’s Chairman, Chief Executive Officer and controlling shareholder sold an additional 1,150,000 shares in the offering.
At September 30, 2006, we did not have borrowings outstanding under our revolving credit agreement. The credit facilities balance decreased by $96.4 million in the first nine months of 2006 primarily as a result of net payments made under our credit facility during the period with cash generated from operations and proceeds from the stock offering in the third quarter of 2006. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008 and increasing the total available credit to $140.0 million. We have $30.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments for which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until August 2009. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments for which are first required in 2008. From time to time, we use interest rate swap agreements as part of our overall long-term financing program. See Note D to the consolidated financial statements appearing in the Company’s 2005 Annual Report on Form 10-K for further information.
Our revolving credit agreement and senior unsecured notes, and the construction and lease facility and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. These agreements also contain negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants. If we fail to comply with these covenants, we will be in default under these commitments, and all amounts would become due immediately. We were in compliance with all these covenants at September 30, 2006 and anticipate remaining in compliance for the foreseeable future.
We purchase our common shares in the market from time to time as authorized by our Board of Directors. As of September 30, 2006, Aaron Rents was authorized by its Board of Directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions.
We have a consistent history of paying dividends, having paid dividends for 19 consecutive years. Our Board of Directors increased the dividend for the third quarter of 2005 to $.014 per share from the previous quarterly dividend of $.013 per share. Total cash outlay for dividends was $2.2 million for the nine months ended September 30, 2006. A cash dividend of $.014 per share for the fourth quarter of 2005, the first quarter of 2006, and the second quarter of 2006 was paid in January 2006, April 2006, and July 2006, respectively. Our Board of Directors announced the dividend for the third quarter of 2006 on November 7, 2006 increasing the quarterly dividend to $.015 per share from the previous quarterly dividend of $.014 per share, an increase of 7.1%. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Construction and Lease Facility. We maintain a $25 million construction and lease facility. From 1996 to 1999, we arranged for a bank holding company to purchase or construct properties identified by us pursuant to this facility, and we subsequently leased these properties from the bank holding company under operating lease agreements. The total amount advanced and outstanding under this facility at September 30, 2006 was $24.5 million. Since the resulting leases are accounted for as operating leases, we do not record any debt obligation on our balance sheet. This construction and lease facility expires in October 2006. Lease payments fluctuate based upon current interest rates and are generally based upon LIBOR plus 110 basis points. The lease facility contains residual value guarantee and default guarantee provisions that would require us to make payments to the lessor if the underlying properties are worth less at termination of the facility than specified values in the agreement. Although we believe the likelihood of funding to be remote, the maximum guarantee obligation under the residual value and default guarantee provisions upon termination are $20.9 million and $24.5 million, respectively, at September 30, 2006.

Subsequent to the close of the reporting period, the $25 million construction and lease facility expired on October 31, 2006. On October 30, 2006, we purchased the 21 properties financed by this facility for approximately $25.3 million, retained ownership of eight properties and entered into sale-leaseback transactions for the remaining 13 properties with an unrelated third party. No gain or loss was recognized on this transaction.
Income Taxes. During the nine months ended September 30, 2006, we made $14.0 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for income taxes approximating $2.0 million. The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise we acquired after September 10, 2001 and placed in service prior to January 1, 2005. The Company is currently receiving benefits from bonus depreciation related to its operations in the Gulf Opportunities Zone. We anticipate having to make future tax payments on our income as a result of expected profitability and the reversal of the accelerated or “bonus” depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2022. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2006, including leases under our construction and lease facility described above, are shown in the table under “Contractual Obligations and Commitments” below.
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 14 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by the LLC for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
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
We do not currently plan to enter into any similar related party lease transactions in the future. See Note D to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2006, the franchise loan facility and guaranty was amended to decrease the maximum commitment amount from $140.0 million to $115.0 million. At September 30, 2006, the portion that the Company might be obligated to repay in the event franchisees defaulted was $105.0 million. Of this amount, approximately $78.4 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $26.6 million represents franchisee borrowing that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of September 30, 2006:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$95,151	$11,829	$44,011	$24,010	$15,301
Capital Leases	20,331	945	2,223	2,631	14,532
Operating Leases	233,364	67,470	91,810	40,564	33,520

Total Contractual Cash Obligations	$348,846	$80,244	$138,044	$67,205	$63,353

The following table shows the Company’s approximate commercial commitments as of September 30, 2006:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$104,960	$104,960	$—	$—	$—
Residual Value Guarantee Under Operating Leases	20,858	20,858	—	—	—

Total Commercial Commitments	$125,818	$125,818	$—	$—	$—

Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our variable payment construction and lease facility and floating-rate borrowings, by entering into interest rate swap agreements.
At September 30, 2006, we did not have any swap agreements.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006.
ITEM 6. EXHIBITS
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

AARON RENTS, INC. (Registrant)
Date – November 8, 2006	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date – November 8, 2006	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller