Form 10-K
period 2006-12-31
AARON RENTS INC
filed 2007-02-28
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File No. 1-13941
AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-0687630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 E. PACES FERRY ROAD, N.E. ATLANTA, GEORGIA (Address of principal executive offices)	30305-2377 (Zip Code)
Registrant’s telephone number, including area code: (404) 231-0011
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $.50 Par Value	New York Stock Exchange
Class A Common Stock, $.50 Par Value	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,228,585,285. See Item 12.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 22, 2007 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	FEBRUARY 22, 2007

Common Stock, $.50 Par Value	45,767,886
Class A Common Stock, $.50 Par Value	8,396,233
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Part II of this Form 10-K.
     Portions of the registrant’s definitive Proxy Statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

SIGNATURES
EX-13 PORTIONS OF THE ANNUAL REPORT FOR THE YEAR ENDING DECEMBER 31, 2006
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF ERNST & YOUNG LLP
EX-31.(A) SECTION 302 CERTIFICATION OF CEO
EX-31.(B) SECTION 302 CERTIFICATION OF CFO
EX-32.(A) SECTION 906 CERTIFICATION OF CEO
EX-32.(B) SECTION 906 CERTIFICATION OF CFO

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     Certain oral and written statements made by Aaron Rents, Inc. about future events and expectations, including statements in this annual report on Form 10-K, are “forward-looking statements.” For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to them. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company’s historical experience and the company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand and those factors discussed in Item 1A, “Risk Factors.” We qualify any forward-looking statements entirely by these cautionary factors.
     Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.	BUSINESS
General
     Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. We engage in the lease ownership, rental and retail sale of a wide variety of products such as widescreen, LCD and plasma televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, RCA®, Sony®, Dell®, Hewlett-Packard®, La-Z-Boy®, Simmons®, Frigidaire®, General Electric® and Maytag®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron’s Corporate Furnishings division, and the MacTavish Furniture Industries division, which supplies nearly one-half of the furniture and related accessories leased and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
     As of December 31, 2006, we had 1,286 sales and lease ownership stores, comprised of 845 company-operated stores in 36 states and 441 independently-owned franchised stores in 47 states and Canada. We have added 582 company-operated and 248 franchised sales and lease ownership stores since the beginning of 2001. In addition, we operate our Aaron’s Corporate Furnishings division, which rents residential and office furniture through 59 company-operated stores in 16 states as of December 31, 2006.
     We have a long history of revenue growth and profitability. Total revenues increased to $1.327 billion in 2006 from $640.7 million in 2002, representing a 20.0% compound annual growth rate. Our total net earnings increased to $78.6 million in 2006 from $27.4 million in 2002, representing a 30.1% compound annual growth rate. Total revenues for the year ended December 31, 2006 were $1.327 billion, an increase of $201.1 million, or 17.9%, over 2005.
     Our Chairman and Chief Executive Officer, R. Charles Loudermilk, Sr., established Aaron Rents in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.
     We own or have rights to various trademarks and trade names used in our business.
     Aaron’s Sales & Lease Ownership. Our sales and lease ownership division focuses on providing durable household goods to lower to middle income consumers who have limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. Our sales and lease ownership program enables these customers to obtain quality-of-life enhancing merchandise that they might otherwise not be able to afford, without incurring additional debt or long-term obligations.
     Our strategic focus is to expand our Aaron’s sales and lease ownership division by opening company-operated stores, expanding our franchise program and making selective acquisitions. Revenues from our sales and lease ownership division increased to $1.201 billion in 2006 from $519.0 million in 2002, representing a 23.3% compound annual growth rate, and accounted for 90.5% of our total 2006 revenues of $1.327 billion.
     We franchise our sales and lease ownership stores in select markets where we have no immediate plans to enter. Our franchise program:
•	allows us to grow more quickly;

•	enables us to achieve economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores;

•	increases exposure to our brand; and

•	provides additional revenues from franchise fees and royalties.
     Aaron’s Corporate Furnishings. Our corporate furnishings division rents and sells new and rental return merchandise to individuals and businesses, with a focus on renting residential and office furniture to business customers. We have been in the corporate furnishings business (referred to in the industry as “rent-to-rent”) for over 50 years and believe we are the second largest corporate furnishings rental company in the United States.
     Business customers, who represent an increasing portion of rental customers, rent residential furniture in order to provide furnishings for relocated employees or those on temporary assignment. Business customers also enter into rental agreements for office furniture to meet seasonal, temporary or start-up needs.
     MacTavish Furniture Industries. Aaron Rents is the only major furniture rental company in the United States that manufactures its own furniture. We operate seven furniture plants, five bedding facilities and one lamp manufacturing facility. By manufacturing our own specially designed residential and office furniture, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products.
Industry Overview
The Rent-to-Own Industry
     The rent-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly rental payments. The customer may cancel the agreement at any time by returning the merchandise to the store, with no further rental obligation. If the customer rents the item to the full term, he obtains ownership of the item, though he can choose to buy it at any time.
     The rent-to-own concept is particularly popular with consumers who cannot pay the full purchase price for merchandise at once or who lack the credit to qualify under conventional financing programs. Rent-to-own is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise or want to try out a particular brand or model before buying it.
     We believe that the decline in the number of furniture stores and the limited number of retailers that focus on credit installment sales to lower and middle income consumers has created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the rental market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.
Aaron’s Sales & Lease Ownership versus Traditional Rent-to-Own
     We believe that our sales and lease ownership model is unique. By providing customers with the option either to lease merchandise with the opportunity to obtain ownership or to purchase merchandise outright, we blend elements of rent-to-own and traditional retailing. We enable cash or credit-constrained customers to obtain quality-of-life enhancing merchandise that they otherwise might not be able to afford without incurring additional debt or long-term obligations. In addition to these core customers, our concept is also popular with consumers who have only a temporary need for the merchandise or want to try out a particular brand or model before purchase. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower to middle income consumers than a typical rent-to-own business or the more traditional method of credit installment sales.
     Our sales and lease ownership model is also distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their rental merchandise. Based on industry data, we believe that more of the initial renters of our merchandise (over 45%) obtain ownership versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:
•	Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.

•	Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.

•	Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.

•	Fewer payments— our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.

•	Flexible payment methods—we offer our customers the opportunity to pay by cash, check, credit card or debit card, compared with the more common cash payment method at rent-to-own stores. We receive approximately 50% of our payment volume (in dollars) from customers by check, credit card or debit card.
     We believe our sales and lease ownership model also has attractive features in common with traditional retailers. Among these features are store size, merchandise selection and the latest product offerings, such as “state-of-the-art” electronics and computers. As technology has advanced and home furnishings and appliances have evolved, we have strived to offer our customers the latest product developments at affordable prices. Although the categories of products we offer have remained substantially the same over the years, we have experienced a percentage increase in revenues from electronics and computers in our sales and lease ownership division as compared to total revenues.
     In addition, our sales and lease ownership stores offer an up-front “cash and carry” purchase option on select merchandise at prices that are competitive with discount and traditional retailers. However, unlike transactions with most traditional retailers, where the customer is committed to purchase the merchandise, our sales and lease ownership transactions are not credit installment contracts, and the customer may elect to terminate the transaction after a short initial rental period.
The Rent-to-Rent Industry
     The demand for rental products is believed to be related to the mobility of the population, which relies upon rented merchandise to meet temporary needs. The industry is highly competitive and has consolidated, with only a handful of companies accounting for a substantial share of the market.
     The rent-to-rent industry serves both individual and business customers who generally have immediate, temporary needs for residential or office furniture but who usually do not seek to own the merchandise. Residential furniture and accessories are rented to:
•	individuals seeking to rent furnishings for their own homes and apartments;

•	apartment complex managers seeking to provide furnished apartments; and

•	third party companies that provide interim housing for their corporate clients.

     Office furniture is rented by customers ranging from small businesses and professionals, who are in need of office furnishings but need to conserve capital, to large corporations with temporary or seasonal needs.
     In the typical rent-to-rent transaction, the customer agrees to rent one or more items for a minimum of three months, a term which may be extended by the customer on a month-to-month basis. Although many rental agreements give the customer the option of purchasing the rented item, most customers do not enter into the transaction with the desire to own the rented merchandise.
Operating Strategies
     Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
•	Differentiate our Aaron’s Sales & Lease Ownership concept — We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make these customers feel welcome in our stores.

•	Offer high levels of customer service and satisfaction — We foster good relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s University, which is a 30-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.

•	Promote our vendors and the Aaron’s™ brand name — Our marketing programs target the prime customer base for our products, such as our brand name “Dream Products” merchandise, which we advertise through our “Drive Dreams Home” sponsorship of NASCAR championship racing. Sponsorship of other sporting events, such as arena football, NBA basketball, major league baseball and various college sports, also reaches this market. We typically distribute mass mailings of promotional material outlining specific products every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year. We currently mail over 20 million flyers monthly to consumers in areas served by our stores. We also utilize local television and radio advertising in concentrated geographic markets and for special promotions.

•	Manage merchandise through our manufacturing and distribution capabilities — We believe that our manufacturing operations and network of 16 fulfillment centers at December 31, 2006 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.

•	Utilize proprietary management information systems — We use proprietary computerized information systems to pursue systematically collections and manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Our separate systems are tailored to meet the distinct needs of our sales and lease ownership and corporate furnishings operations.

Growth Strategies
     We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:
•	Open additional company-operated sales and lease ownership stores — We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We opened 78 company-operated stores in 2006. We estimate that we will add approximately 250 stores in 2007, a combination of company-operated and franchised stores.

•	Increase our sales and lease ownership franchises — We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of company revenues.

•	Increase revenues and net earnings from existing sales and lease ownership stores — We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our company-operated sales and lease ownership stores of 11.6% in 2004, 8.3% in 2005 and 7.2% in 2006. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received rental agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.

•	Seek selective acquisitions in both new and existing sales and lease ownership markets — We will continue to explore acquisitions of other rent-to-own operations and select company franchisees. In 2006, we acquired the rental agreements, merchandise and assets of 40 sales and lease ownership locations. Some of these locations were subsequently merged with existing locations, resulting in 40 new stores from acquisitions. We will also seek to convert existing independent rental operators to convert their stores to Aaron’s Sales and Lease Ownership franchised stores.
Operations
Sales and Lease Ownership
     We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2006, we had 845 company-operated sales and lease ownership stores in 47 states and Canada.
     We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising, store layout, pricing, and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of rent-to-own stores, our traditional corporate furnishings (rent-to-rent) business, and the operations of consumer electronics and home furnishings retailers who finance merchandise.
     The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. We also build to suit or occupy stand alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division. Our sales and lease ownership stores also offer lawn tractors and jewelry.

     We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 78% of our sales and lease ownership agreements are monthly and approximately 22% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. We re-rent or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with discount and traditional retailers.
     During the later part of 2004, we opened two experimental stores under the RIMCO name that lease automobile tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similar to our other sales and lease ownership stores. At December 31, 2006, we had 17 RIMCO stores open and expect to expand this business during 2007 by opening additional company-operated stores as well as several franchised stores.
Sales and Lease Ownership Franchise Program
     We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2006, we had 441 franchised stores open and area development agreements with franchisees to open 233 stores in the future. We believe that our relations with our franchisees are generally good.
     Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although many franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.
     We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores. Under our current standard agreement, we require the franchisee to pay a franchise fee from $15,000 to $50,000 per store depending upon market size. Agreements are for a term of ten years, with one ten-year renewal option, and franchisees are obligated to remit to us royalty payments of 5% or 6% of the franchisee’s weekly cash collections. The royalty payments increased from 5% to 6% for all franchise agreements entered into or renewed after December 31, 2002.
     We assist each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron’s Sales & Lease Ownership concept, one of our pre-opening directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, we help in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we provide assistance in assuring that the design and decor of the showroom is consistent with our requirements. We also lease the exterior signage to the franchisee and assist with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.
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
     All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications, including such matters as decor, rental agreement terms, hours of operation, pricing and merchandise. Franchisees in general are not required to purchase their rental merchandise from our fulfillment centers, although most do so in order to take advantage of company sponsored financing, bulk purchasing discounts and favorable delivery terms. Several franchisees also purchase their rental furniture directly from our MacTavish Furniture Industries division.
     We conduct a financial audit of our franchised stores every six to 12 months and also conduct regular operational audits — generally visiting each franchised store almost as often as we visit our company-operated stores. In addition, our proprietary management information system links each franchised store to corporate headquarters.
Corporate Furnishings
     We have been in the rent-to-rent business for over 50 years and believe we are the second largest corporate furnishings rental company in the United States. Our corporate furnishings business accounted for approximately 10% of our total revenues in 2006. We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers. As of December 31, 2006, we operated 59 corporate furnishings stores in 16 states.
     Our typical corporate furnishings store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Each residential showroom features attractive displays of living room, dining room and bedroom furniture in a number of styles, fabrics, materials and colors. Office rental showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. We believe that locating a warehouse next to each showroom permits store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries, resulting in more efficient and consistent service for the customer.
     Items held for rent, whether new or rental return, are available for purchase and lease purchase at all corporate furnishings stores. Each corporate furnishings store generally offers next day delivery for addresses located within 50 miles of the store and maintains at least one truck and a crew for pickups and deliveries. We believe that our ability to obtain and deliver furniture and equipment to customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to effect delivery.
     We generally sell rental return merchandise at stores at or above its book value, that is, cost less depreciation, plus selling expenses, at a price which is usually lower than the price for comparable new merchandise. Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as rental return merchandise, we have the opportunity to sell both new and rental return merchandise to customers who may have been attracted to the store by the advertising and price appeal of rental return merchandise. The ability to sell new and rental return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.
Furniture Manufacturing
     Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has seven furniture manufacturing plants, five bedding manufacturing facilities, and one lamp manufacturing facilities, totaling approximately 817,000 square feet in the aggregate, that supply nearly one-half of our furniture and accessories. We believe our manufacturing plants have the capacity to meet our needs for the foreseeable future.
     Our MacTavish Furniture Industries division manufactures:

•	upholstered living-room furniture, including contemporary sofas, sofa beds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics;

•	bedding, including standard sizes of mattresses and box springs;

•	office furniture, including desks, credenzas, conference tables, bookcases and chairs; and

•	designer lamps, tables and accessories, which we also manufacture for select retailers.
     MacTavish has designed special features for the furniture it manufactures that we believe reduce production costs, enhance product durability, and improve the shipping process relative to furniture purchased from third parties. These features include:
•	standardization of components;

•	reduction of parts and features susceptible to wear or damage;

•	more resilient foam;

•	durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value; and

•	devices that allow sofas to stand on end for easier and more efficient transport.
     MacTavish also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning rental return furniture.
     The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier, and none of the raw materials we use are in short supply.
Marketing and Advertising
     In our sales and lease ownership operations, we rely heavily on national and local television advertising, direct mail, and direct delivery of promotional materials. We focus our national television advertising on a variety of commercials. All of the television commercials feature name brand merchandise including HDTV wide screen televisions, computers, stainless steel refrigerators, washers and dryers, and lawn tractors.
     We have garnered significant value from our sports marketing initiatives. We advertise and sponsor motorsports at various levels and collegiate and professional sports, such as NBA, WWE, AFL, SEC and ACC football and basketball and major league baseball, among others.
     Our premier event partnership continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Nextel Cup Series Race and the Aaron’s 312 NASCAR Busch Series Race. Both races are broadcast live on ABC/ESPN television and are among the most watched NASCAR events.
     We have continued our sponsorship of Michael Waltrip Racing with David Reutimann driving the #99 Aaron’s Dream Machine in the Busch Series, and an Aaron’s Lucky Dog truck in the Craftsman Truck Series, and a #99 Aaron’s Dream Machine in the Hooters Pro Cup Series.
     In addition, we sponsor the Arena Football League, which is broadcast nationally on ABC/ESPN and regionally on Fox Sports Net and the Outdoor Life Network. This sponsorship includes uniform patches on all visiting teams’ jerseys, arena signage and local promotions throughout the country. National in-store sweepstakes for a trip for two to the ArenaBowl in New Orleans helps drive these arena football fans into Aaron’s locations around the country. Fans also vote online for their favorite dancer for the Aaron’s AFL Dream Team, who performs annually at the Aaron’s Talladega Dream Weekend and at the Arena Bowl.
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

     We market our corporate furnishings operations with print-based marketing programs targeting corporate customers. In addition, the division has a national accounts program that develops strategic partnerships to service clients’ nationwide needs. As an example, the corporate furnishings division has developed an alliance with a larger trailer company to handle all of the short term furnishings for trailers used at NASCAR races and has been a sponsor in the Tour de Georgia professional cycling racing program. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrents.com; www.aaronrentsfurniture.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10-K) to reach customers. In addition to advertising specific vendor products, we believe this advertising increases Aaron Rents’ brand recognition.
Store Operations
Management. Our Aaron’s Sales & Lease Ownership division has nine regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. Our corporate furnishings division is organized geographically into two regions, each supervised by a vice president. Presidents manage the sales and lease ownership and corporate furnishings divisions.
     Stores are directly supervised by 79 sales and lease ownership regional managers and six corporate furnishings regional managers. At the individual store level, the store manager is primarily responsible for:
•	customer and credit relations;

•	deliveries and pickups;

•	warehouse and inventory management; and

•	certain marketing efforts.
     Store managers are also responsible for inspecting rental return furniture to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager’s compensation is dependent upon store revenues and profits.
     Executive management directs and coordinates:
•	purchasing;

•	financial planning and control;

•	franchise operations;

•	manufacturing;

•	employee training;

•	new store site selection and construction for company-operated stores;

•	long range and strategic planning;

•	organizational issues; and

•	acquisitions.
     Our internal audit department conducts periodic operational audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of corporate furnishings stores and franchised sales and lease ownership stores. Our business philosophy has always emphasized safeguarding of company assets, strict cost containment and fiscal controls. Executive and store level management monitor expenses to contain costs. We pay all invoices from company headquarters in order to enhance fiscal accountability. We believe that careful attention to the safeguarding of rental merchandise, our most significant asset, as well as expense side of our operations has enabled us to maintain financial stability and profitability.

Management Information Systems. We use computer-based management information systems to facilitate cash collections, merchandise returns and inventory monitoring. Through the use of proprietary software developed in-house, each of our stores is linked by computer directly to corporate headquarters, which enables us to monitor the performance of each store on a daily basis. At the store level, the store manager is better able to track merchandise on the showroom floor and in the warehouse to minimize delivery times, assist with product purchasing, and match customer needs with available inventory. Different systems are used to run the sales and lease ownership and corporate furnishings operations due to the significant differences in the businesses.
Rental Agreement Approval, Renewal and Collection. One of the keys to the success of our sales and lease ownership operation is timely cash collections. Individual store managers use our computerized information system on a daily basis to track cash collections. They contact customers within a few days of when their lease payments are due in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in the sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
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
     Net bad debt losses from corporate furnishings rentals as a percentage of corporate furnishings rental revenues were approximately 0.6%, 1.1%, and 1.4%, for the years ended December 31, 2006, 2005, and 2004, respectively. We do not extend credit to sales and lease ownership customers. For the same periods, net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.1%, 2.6%, and 2.2%, respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.
Customer Service. We believe that customer service is one of the most important elements in the success of our sales and lease ownership and corporate furnishings businesses. Customer satisfaction is critical because the customer typically has the option of returning the rented merchandise at any time. Our goal is to make our customers feel positive about Aaron Rents and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, we foster relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.
     Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has 41 training facilities where store managers and employees learn and review all areas of our operations, with a heavy emphasis on customer service. We also have a training program we call Aaron’s University designed to provide a uniform customer service experience regardless of the store location, whether company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s University. We have a 30-course curriculum for sales and lease ownership managers. The corporate furnishings division’s sales and management training programs have similar training conducted at our Atlanta headquarters. Approximately once a month we distribute a DVD entitled “Inside Aaron’s.” These DVDs are intended to communicate a wide variety of topics of interest to our store personnel regarding current company initiatives. Our policy of promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution
     Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.
     The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2006 attributable to different merchandise categories:

Percentage of
Merchandise Category	2006 Revenues
Electronics	33%
Appliances	15%
Furniture	33%
Computers	15%
Other	4%
     In our corporate furnishings division, furniture is the primary merchandise category, accounting for approximately 94% of corporate furnishings revenues for the year ended December 31, 2006.
     We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies nearly one-half of the furniture we rent or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.
     Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 86,000 square feet, to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 16 fulfillment centers together totaling approximately 1,457,000 square feet. Most of our stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of supplies to the stores and fast delivery of orders to customers.
     Corporate furnishings stores receive merchandise directly from vendors who ship to the stores’ attached warehouses. Sales and lease ownership stores typically have smaller warehouses with less merchandise storage space than our corporate furnishings stores. Vendors normally ship directly to our fulfillment centers, which in turn ship merchandise to our stores.
     We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.
Competition
     Aaron Rents’ businesses are highly competitive. We compete in the rent-to-own and credit retail markets. Our largest competitor in the rent-to-own market is Rent-A-Center, Inc. We also compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase or provide furniture for rental to tenants. Cort Business Services Corporation is our largest rent-to-rent competitor.
     Although definitive industry statistics are not available, we believe that Aaron Rents is one of the largest furniture rental companies in the United States. We also believe that we generally have a favorable competitive position in that industry because of our manufacturing capabilities, prompt delivery, competitive pricing, brand recognition and commitment to customer service.
Government Regulation

     Our operations are extensively regulated by and subject to the requirements of various federal and state laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials, and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We do not believe that the various laws and regulations have had or will have a material adverse effect on our operations. However, we are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings.
     A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
     Currently, 47 states, including the District of Columbia and Puerto Rico, specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most of state rental purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state rental purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our rental purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state rental purchase laws.
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
     Our sales and lease ownership franchise program is subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with laws in Canada.
Employees

     At December 31, 2006, Aaron Rents had approximately 8,400 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.
Information on Segments and Geographic Areas
     We currently only operate in the United States and Canada. Information on our four reportable segments—sales and lease ownership, corporate furnishings, franchise and manufacturing—is set forth in Note K to our Consolidated Financial Statements. See Item 8 of Part II.
Available Information
     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our Internet address is www.aaronrents.com.

ITEM 1A.	RISK FACTORS
          Aaron Rents’ business is subject to certain risks and uncertainties, some of which are set forth below.
Our growth strategy depends considerably on opening new company-operated stores. Our ability to expand our store base is influenced by factors beyond our control, which may impair our growth strategy and impede our revenue growth.
     Opening new company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores is affected by, among other things:
•	the substantial outlay of financial resources required to open new stores and initially operate them, and the availability of capital sources to finance new openings and initial operation;

•	competition in existing and new markets;

•	consumer demand, tastes and spending patterns in new markets that differ from those in our existing markets;

•	difficulties associated with hiring, training and retaining additional skilled personnel, including store managers;

•	challenges in adapting our distribution and other operational and management systems to an expanded network of stores; and

•	our ability to identify suitable new store sites and to negotiate acceptable leases for these sites.
     If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rates we currently contemplate.
If we cannot manage the costs of opening new stores, our profitability may suffer.
     Since the beginning of 2005, we added a net of 229 company-operated sales and lease ownership stores. Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2006, we estimate that start-up expenses for new stores reduced our pre-tax earnings by approximately $7 million, or $.14 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
We may not be able to attract qualified franchisees, which may slow the growth of our business.
     Our growth strategy depends significantly upon our franchisees developing new franchised sales and lease ownership stores. We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into area development agreements for several stores. A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect our franchisees’ ability to obtain adequate capital to develop and operate new stores on time, or at all. Our inability to find qualified franchisees could slow our growth.
     Qualified franchisees who conform to our standards and requirements are also important to the overall success of our business. Our franchisees, however, are independent contractors and not employees, and consequently we cannot and do not control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, which could in turn slow our growth, reduce our franchise revenues, or damage our image and reputation.

If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner, our profitability may decrease.
     We frequently acquire other sales and lease ownership businesses. We acquired the rental agreements, merchandise and assets of 40 stores through acquisitions in 2006. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron Rents’ existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
     The industries in which we compete are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. We compete in the rent-to-rent market with national and local companies and, to a lesser extent, with apartment owners who purchase or provide furniture for rental to tenants. Some of our competitors have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.
     In addition, new competitors may emerge. Current and potential competitors may establish financial or strategic relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, amounts that the lenders participating in the program could require us to pay to satisfy these obligations could have a material adverse effect on our business and financial condition.
     We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $125.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2006 was $111.6 million. Of this amount, approximately $81.3 million represents franchisee borrowings outstanding under the franchise loan program and approximately $30.3 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.
     We believe that we have benefited substantially from Mr. Loudermilk, Sr.’s leadership and that the loss of his services at any time in the near future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team, including key executives. The loss of these individuals without adequate replacement could also adversely affect our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.
     Additionally, we need a growing number of qualified managers to operate our stores successfully. The inability to attract and retain qualified individuals, or a significant increase in costs to do so, would materially adversely affect our operations.
Because our corporate furnishings division depends on business customers, slowdowns in corporate spending may decrease our revenues.
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
     Our historical same store revenue growth figures have fluctuated significantly from quarter to quarter. For example, we experienced same store revenue growth of 8.3% in 2005 and 7.2% for 2006. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:
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
Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, as the same may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
     Currently 47 states, including the District of Columbia and Puerto Rico, specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model, and might reduce the economic potential of our sales and lease ownership operations.

     Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The more restrictive state rental purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us.
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
     None.

ITEM 2.	PROPERTIES
     We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2021. Most of the leases contain renewal options for additional periods ranging from one to 15 years at rental rates generally adjusted on the basis of the consumer price index or other factors.
     The following table sets forth certain information regarding our furniture manufacturing plants, lamp and accessory manufacturing facility, bedding facilities, and fulfillment centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Cairo, Georgia	Furniture Manufacturing	147,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Duluth, Georgia	Furniture Manufacturing	23,000
Tampa, Florida	Lamp and Accessory Manufacturing	50,000

LOCATION	PRIMARY USE	SQUARE FT.
Lewisburg, Pennsylvania	Bedding Facility	25,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Indianapolis, Indiana	Bedding Facility	24,000
Auburndale, Florida	Sales & Lease Ownership Fulfillment Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Fulfillment Center	95,000
Columbus, Ohio	Sales & Lease Ownership Fulfillment Center	92,000
Dallas, Texas	Sales & Lease Ownership Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership Fulfillment Center	97,000
Sugarland, Texas	Sales & Lease Ownership Fulfillment Center	104,000
Winston-Salem, North Carolina	Sales & Lease Ownership Fulfillment Center	83,000
Blythewood, South Carolina	Sales & Lease Ownership Fulfillment Center	77,000
Madison, Tennessee	Sales & Lease Ownership Fulfillment Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Fulfillment Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Fulfillment Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership Fulfillment Center	98,000
Portland, Oregon	Sales & Lease Ownership Fulfillment Center	98,000
California, Rancho Cucamongo	Sales & Lease Ownership Fulfillment Center	96,000
Westfield, Massachusetts	Sales & Lease Ownership Fulfillment Center	102,000
     Our executive and administrative offices occupy approximately 42,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3.	LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any other legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	The information presented under the caption “Common Stock Market Prices & Dividends” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference. The market quotations stated herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	The Company made no repurchases of its Common Stock or Class A Common Stock during the fourth quarter of 2006. As of December 31, 2006, the Company’s Board of Directors had authorized the repurchase of up to 2,670,502 common shares pursuant to repurchase authority publicly announced from time-to-time.

ITEM 6.	SELECTED FINANCIAL DATA
     The information presented under the caption “Selected Financial Information” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information presented under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk” and “Note D: Credit Facilities” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Earnings,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements,” and the reports entitled “Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

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
     Internal Control Over Financial Reporting. There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on the Company’s internal control over financial reporting as of December 31, 2006, including its assessment of the effectiveness of internal control over financial reporting as of that date, is included under the caption “Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference. The Company’s independent registered public accounting firm has issued a report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” that also appears in the Annual Report to Shareholders.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2006, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2006, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2006, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, are incorporated herein by reference to this item.
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
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2006, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
A) 1. FINANCIAL STATEMENTS
     The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are incorporated in Item 8 by reference from the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006.

Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Earnings—Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
     2. FINANCIAL STATEMENT SCHEDULES
     All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3.	EXHIBITS

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
3	(a)
Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the “March 31, 1996 10-Q”), which exhibit is by this reference incorporated herein.

3	(b)
Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is by this reference incorporated herein.

3	(c)
Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is by this reference incorporated herein.

3	(d)
Amended and Restated Articles of Incorporation of the Company, filed as Exhibits 4(d) and 4(e) to the Company’s Registration Statement Form S-3, file number 333-133913, pertaining to the 2006 public offering of common stock, which exhibit is by this reference incorporated herein.

4		See Exhibits 3 (a) through 3 (d).

10	(a)
Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “March 31, 1998 10-Q”), which exhibit is incorporated by this reference. *

10	(b)
Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10	(c)
Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10	(d)
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the “December 31, 1994 10-Q”), which exhibit is by this reference incorporated herein.

10	(e)
Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is by reference incorporated herein.

10	(f)
Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 17, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), which exhibit is incorporated by this reference.

10	(g)
Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and letter agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the Company’s 1997 10-K, which exhibit is incorporated by this reference.

10	(h)
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, Dated January 20, 1998, filed as Exhibit 10(a) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.

10	(i)	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the Company’s March 31, 1998 10-Q, which exhibit is incorporated by this reference.

10	(j)
Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”), which exhibit is incorporated by this reference.

EXHIBIT
NO.		DESCRIPTION OF EXHIBIT
10	(k)
Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is incorporated by this reference.

10	(l)
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10	(m)
Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10	(n)
Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the Company’s 2000 10-K, which is incorporated by this reference.

10	(o)
Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the Company’s 2000 10-K, which exhibit is incorporated by this reference.

10	(p)
Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001 filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”), which is incorporated by this reference.

10	(q)
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 30, 2001 filed as Exhibit 10(b) to the Company’s March 31, 2001 10-Q, which is incorporated by this reference.

10	(r)
Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, file number 333-76026, filed with the Commission on December 28, 2001 which exhibit is by this reference incorporated herein. *

10	(s)
Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001 filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is incorporated by this reference.

10	(t)
Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note filed as exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which is incorporated by this reference.

10	(u)
Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003 filed as Exhibit 10(u) to the Company’s Quarterly Report for the quarter ended March 31, 2003 (the “March 31, 2003 10-Q”), which exhibit is incorporated by this reference.

10	(v)
Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003 filed as Exhibit 10(v) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.

10	(w)
Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. (“Sponsor”), and SunTrust Bank (the “Servicer”) dated April 30, 2003 filed as Exhibit 10(w) to the Company’s March 31, 2003 10-Q, which exhibit is incorporated by this reference.

10	(x)
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

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10 (y)
Third Amendment to Loan Facility and Guaranty by and among Aaron Rents, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank dated January 27, 2004 filed as Exhibit 10(y) to the Company’s March 31, 2004 10-Q, which exhibit is incorporated by this reference.

10 (z)
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

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
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

10(nn)
Fourth Amendment made and entered into as of February 27, 2006 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, which exhibit is incorporated by this reference.

10(oo)
Second Amendment made and entered into as of February 27, 2006 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, which exhibit is incorporated by this reference.

10(pp)
Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, which exhibit is incorporated by this reference.

10(qq)
Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, which exhibit is incorporated by this reference.

10(rr)
Amendment to Option and Award Agreement under the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed with the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is incorporated by this reference, which exhibit is by this reference incorporated herein. *

13
Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2006. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2006 is not deemed to be filed as part of this Annual Report on Form 10-K.

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

(C) FINANCIAL STATEMENTS AND SCHEDULES
     The financial statements listed in Item 15(a)(1) are included in Exhibit 13 to this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2007.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2007.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
/s/ ROBERT C. LOUDERMILK, JR. Robert C. Loudermilk, Jr.	President, Chief Operating Officer and Director
/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ WILLIAM K. BUTLER William K. Butler	President, Aaron’s Sales & Lease Ownership and Director
/s/ RONALD W. ALLEN Ronald W. Allen	Director
/s/ LEO BENATAR Leo Benatar	Director
/s/ EARL DOLIVE Earl Dolive	Director

SIGNATURE	TITLE
/s/ DAVID L. KOLB David L. Kolb	Director
/s/ JOHN C. PORTMAN John C. Portman	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director
/s/ JOHN SCHUERHOLZ John Schuerholz	Director