Form 10-Q
period 2007-03-31
AARON RENTS INC
filed 2007-05-07
CIK 706688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	May 4, 2007
Common Stock, $.50 Par Value	45,787,661
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
ASSETS:
Cash	$9,420	$8,807
Accounts Receivable (net of allowances of $2,506 in 2007 and $3,037 in 2006)	46,721	43,495
Rental Merchandise	956,568	925,534
Less: Accumulated Depreciation	(318,752)	(313,385)

	637,816	612,149
Property, Plant and Equipment, Net	175,977	170,294
Goodwill and Other Intangibles, Net	116,225	115,436
Prepaid Expenses and Other Assets	31,098	29,425

Total Assets	$1,017,257	$979,606

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$136,784	$121,018
Dividends Payable	812	811
Deferred Income Taxes Payable	97,204	93,687
Customer Deposits and Advance Payments	30,201	27,101
Credit Facilities	118,202	129,974

Total Liabilities	383,203	372,591

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at March 31, 2007 and December 31, 2006	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at March 31, 2007 and December 31, 2006	6,032	6,032
Additional Paid-in Capital	185,261	183,966
Retained Earnings	450,535	424,991
Accumulated Other Comprehensive Loss	(113)	—

	665,935	639,209
Less: Treasury Shares at Cost,
Common Stock, 2,661,466 Shares at March 31, 2007 and 2,696,781 Shares at December 31, 2006	(15,977)	(16,290)
Class A Common Stock, 3,667,623 Shares at March 31, 2007 and December 31, 2006	(15,904)	(15,904)

Total Shareholders’ Equity	634,054	607,015

Total Liabilities & Shareholders’ Equity	$1,017,257	$979,606

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands, Except Per Share Data)
REVENUES:
Rentals and Fees	$285,797	$254,246
Retail Sales	15,626	19,170
Non-Retail Sales	70,253	64,027
Franchise Royalties and Fees	9,914	8,328
Other	6,344	1,516

	387,934	347,287

COSTS AND EXPENSES:
Retail Cost of Sales	10,307	12,406
Non-Retail Cost of Sales	64,130	59,791
Operating Expenses	161,677	143,956
Depreciation of Rental Merchandise	103,051	93,281
Interest	1,889	3,222

	341,054	312,656

EARNINGS BEFORE INCOME TAXES	46,880	34,631

INCOME TAXES	17,673	13,070

NET EARNINGS	$29,207	$21,561

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.54	$.43

Assuming Dilution	.53	.42

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.014
Class A Common Stock	.015	.014

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,161	50,185
Assuming Dilution	54,992	51,085
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$29,207	$21,561
Depreciation and Amortization	111,877	100,643
Additions to Rental Merchandise	(207,448)	(187,164)
Book Value of Rental Merchandise Sold or Disposed	79,850	76,837
Change in Deferred Income Taxes	3,517	(1,812)
(Gain)Loss on Sale of Property, Plant, and Equipment	(4,797)	14
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	—	(1,042)
Change in Accounts Payable and Accrued Expenses	15,602	9,068
Change in Accounts Receivable	(3,226)	(751)
Excess Tax Benefits from Stock-Based Compensation	(156)	(3,026)
Other Changes, Net	(547)	2,065

Cash Provided by Operating Activities	23,879	16,393

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(24,511)	(15,342)
Proceeds from Sale of Property, Plant, and Equipment	15,717	7,885
Contracts and Other Assets Acquired	(2,851)	(3,248)

Cash Used in Investing Activities	(11,645)	(10,705)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	74,634	154,241
Repayments on Credit Facilities	(86,406)	(165,503)
Dividends Paid	(812)	(698)
Excess Tax Benefits from Stock-Based Compensation	156	3,026
Issuance of Stock Under Stock Option Plans	807	2,452

Cash Used in Financing Activities	(11,621)	(6,482)

Increase (Decrease) in Cash	613	(794)
Cash at Beginning of Period	8,807	6,973

Cash at End of Period	$9,420	$6,179

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of March 31, 2007 and the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In previous years certain franchise other income was included in other income and has been reclassified to franchise royalties and fees.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K. Rental merchandise adjustments for the quarter ended March 31 were $5.7 million in 2007 and $4.6 million in 2006. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the three months ended March 31, 2007, the Company recorded $1.2 million in goodwill, $123,000 in customer relationship intangibles, and $78,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $600,000 and $464,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The aggregate purchase price for these asset acquisitions totaled $2.7 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2007. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2006 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2007 and 2006 include $580,000 and $950,000, respectively, in compensation expense related to unvested stock option grants as of January 1, 2006. Additionally, the results of operations for the three months ended March 31, 2007 include $429,000 in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the three months ended March 31, 2007.

Income Taxes
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. As a result of the implementation of FIN 48, the Company recognized a $2.9 million increase in the liability for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company has a $3.3 million liability recorded for uncertain tax benefits as of January 1, 2007, which includes interest and penalties of $400,000. The Company recognizes interest and penalties accrued related to uncertain tax benefits in tax expense. The total amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.3 million. The Company does not currently anticipate that the total amount of uncertain tax benefits will significantly increase or decrease by the end of 2007.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction, and the separate legal entities file in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 or non-U.S. income tax examinations by tax authorities for years before 2002 and with few exceptions examinations by state and local authorities before 2003.
Sales Taxes
In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting sales taxes. The Company presents sales net of sales taxes. EITF 06-03 is effective for periods beginning after December 15, 2006. Adoption on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore did not have an effect on the Company’s consolidated financial statements.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2006 Annual Report on Form 10-K. On February 27, 2007, the Company amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended
	March 31,
(In Thousands)	2007	2006
Net earnings	$29,207	$21,561
Other comprehensive income:
Foreign currency translation adjustment	(25)	—
Recognition of unrealized loss on marketable securities, net of taxes	(88)	(6)

Total other comprehensive loss	(113)	(6)

Comprehensive income	$29,094	$21,555

Note D — Segment Information

	Three Months Ended
	March 31,
(In Thousands)	2007	2006
Revenues From External Customers:
Sales and Lease Ownership	$345,267	$307,072
Corporate Furnishings	31,185	32,283
Franchise	9,914	8,328
Other	5,936	1,853
Manufacturing	23,666	21,872
Elimination of Intersegment Revenues	(23,569)	(21,793)
Cash to Accrual Adjustments	(4,465)	(2,328)

Total Revenues from External Customers	$387,934	$347,287

Earnings Before Income Taxes:
Sales and Lease Ownership	$36,253	$28,264
Corporate Furnishings	3,438	3,923
Franchise	7,379	6,125
Other	3,663	(1,464)
Manufacturing	(806)	61

Earnings Before Income Taxes for Reportable Segments	49,927	36,909
Elimination of Intersegment Loss (Profit)	874	(7)
Cash to Accrual and Other Adjustments	(3,921)	(2,271)

Total Earnings Before Income Taxes	$46,880	$34,631

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is reflected as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.

•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes. Additionally, included in the"Other" category is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters in the first quarter of 2007.
Note E — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2007 the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.3 million. Of this amount, approximately $85.4 million represents franchise borrowings outstanding under the franchise loan program and approximately $29.9 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. See Note F to the consolidated financial statements in the 2006 Annual Report on Form 10-K for further information.
Note G — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D to the consolidated financial statements in the 2006 Annual Report on Form 10-K.
As part of its extensive marketing program, the Company has sponsored professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. The sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as members of its team of drivers and raced Aaron’s sponsored cars full time in the USAR Hooters Pro Cup Series in 2006. The amount paid in 2006 by the Company for the sponsorship of Michael Waltrip attributable to the USAR Hooters Pro Cup Series was $983,000, adjusted by credits in the amount of $434,000 for changes from the 2005 racing season. The Company’s sponsorship cost for the drivers is expected to be a comparable amount in 2007, adjusted for any credits that would be received. Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of earnings for the three-month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 7, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2007, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 91% and 90% of our total revenues in the first three months of 2007 and 2006, respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $946.5 million in 2004 to $1.327 billion in 2006, representing a compound annual growth rate of 18.4%. Total revenues for the three months ended March 31, 2007 were $387.9 million, an increase of $40.6 million or 11.7%, over the comparable period in 2006.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 78 company-operated sales and lease ownership stores in 2006. We estimate that we will add approximately 250 stores in 2007, a combination of company-operated and franchised stores. We opened 16 company-operated sales and lease ownership stores in the first three months of 2007. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees open 75 stores in 2006. Our franchisees opened 13 stores in the first three months of 2007. We purchased 3 franchised stores during the first three months of 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $33.6 million of revenues in 2006, up from $25.3 million in 2004, representing a compounded annual growth rate of 15.4%. Total revenues for the three months ended March 31, 2007 were $9.9 million, an increase of $1.6 million or 19.0%, over the comparable period in 2006.
Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues (rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues), costs of sales and expenses (of which depreciation of rental merchandise is a significant part). We also review the results of our sales and lease ownership and corporate furnishings divisions.

Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and corporate furnishings stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Depreciation of Rental Merchandise. Depreciation of rental merchandise reflects the expense associated with depreciating merchandise rented to customers and held for rent by our company-operated sales and lease ownership and corporate furnishings stores.
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of March 31, 2007 and December 31, 2006, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $26.9 million and $24.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $3.8 million and $5.0 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
Leases and Closed Store Reserves. The majority of our company-operated stores are operated from leased facilities under operating lease agreements. The majority of these leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of March 31, 2007 and December 31, 2006, our reserve for closed or consolidated stores was $512,000 and $693,000, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at March 31, 2007.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was a $2.3 million liability and a $656,000 prepaid at March 31, 2007 and December 31, 2006, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2007. Additionally, if the actual group health insurance liability exceeds our projections and policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2007.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We refer to changes in same store revenues as a key performance indicator. For the three months ended March 31, 2007, we calculated this amount by comparing revenues for the three months ended March 31, 2007 to revenues for the comparable period in 2006 for all stores open for the entire 15-month period ended March 31, 2007, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended March 31, 2007 compared with three months ended March 31, 2006
The following table shows key selected financial data for the three month periods ended March 31, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	March 31, 2007	March 31, 2006	2007 from 2006	2007 from 2006

REVENUES:
Rentals and Fees	$285,797	$254,246	$31,551	12.4%
Retail Sales	15,626	19,170	(3,544)	(18.5)
Non-Retail Sales	70,253	64,027	6,226	9.7
Franchise Royalties and Fees	9,914	8,328	1,586	19.0
Other	6,344	1,516	4,828	318.5

	387,934	347,287	40,647	11.7

COSTS AND EXPENSES:
Retail Cost of Sales	10,307	12,406	(2,099)	(16.9)
Non-Retail Cost of Sales	64,130	59,791	4,339	7.3
Operating Expenses	161,677	143,956	17,721	12.3
Depreciation of Rental Merchandise	103,051	93,281	9,770	10.5
Interest	1,889	3,222	(1,333)	(41.4)

	341,054	312,656	28,398	9.1

EARNINGS BEFORE INCOME TAXES	46,880	34,631	12,249	35.4
INCOME TAXES	17,673	13,070	4,603	35.2

NET EARNINGS	$29,207	$21,561	$7,646	35.5%

Revenues. The 11.7% increase in total revenues, to $387.9 million for the three months ended March 31, 2007 from $347.3 million in the comparable period in 2006, was due mainly to a $31.6 million, or 12.4%, increase in rentals and fees revenues, plus a $6.2 million increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $31.6 million increase in revenues from our sales and lease ownership division, which had a 5.4% increase in same store revenues during the first quarter of 2007 and added 98 company-operated stores since the end of March 31, 2006.
Revenues from retail sales decreased 18.5% to $15.6 million for the three months ended March 31, 2007 from $19.2 million for the comparable period in 2006 primarily related to a decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales. Retail sales represents sales of both new and return rental merchandise. Additionally, the decline in retail sales was driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006.
The 9.7% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $70.3 million for the three months of March 31, 2007 from $64.0 million for the comparable period in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at March 31, 2007 was 451, reflecting a net addition of 51 stores since March 31, 2006.
The 19.0% increase in franchise royalties and fees, to $9.9 million for the three months ended March 31, 2007 from $8.3 million for the comparable period in 2006, primarily reflects an increase in royalty income from franchisees, increasing 16.7% to $7.7 million for the three months ended March 31, 2007 compared to $6.6 million for the three months ended March 31, 2006 due in part to the growth in the number of franchised stores and more franchise agreements falling under a 6% royalty rate.

The 318.5% increase in other revenues, to $6.3 million for the three months ended March 31, 2007 from $1.5 million for the comparable period in 2006, is primarily attributable to a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
With respect to our major operating units, revenues for our sales and lease ownership division increased 11.7%, to $351.2 million for the three months ended March 31, 2007 from $314.3 million for the comparable period in 2006. This increase was attributable to the sales and lease ownership division adding 98 stores since March 31, 2006 combined with same store revenue growth of 5.4% for the three months ended March 31, 2007. Corporate furnishings division revenues decreased to $31.2 million for the three months ended March 31, 2007 from $32.3 million for the comparable period in 2006. The 3.4% decrease in corporate furnishings division revenues, to $31.2 million for the three months ended March 31, 2007 from $32.3 million for the comparable period in 2006, is primarily the result of increased business during 2006 related to the hurricanes in the Gulf Coast region in 2005.
Cost of Sales. Cost of sales from retail sales decreased 16.9% to $10.3 million for the three months ended March 31, 2007 compared to $12.4 million for the comparable period in 2006, and as a percentage of retail sales increased to 66.0% from 64.7% in 2007 and 2006, respectively, as a result of a change in the product mix to lower margin sales. Cost of sales from non-retail sales increased 7.3%, to $64.1 million for the three months ended March 31, 2007 from $59.8 million for the comparable period in 2006, and as a percentage of non-retail sales, decreased to 91.3% from 93.4%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the three months ended March 31, 2007 increased $17.7 million to $161.7 million from $144.0 million for the comparable period in 2006, a 12.3% increase. As a percentage of total revenues, operating expenses were 41.7% for the three months ended March 31, 2007 and 41.5% for the comparable period in 2006.
Depreciation of rental merchandise increased $9.8 million to $103.1 million for the three months ended March 31, 2007 from $93.3 million during the comparable period in 2006, a 10.5% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.1% from 36.7% from quarter to quarter.
Interest expense decreased to $1.9 million for the three months ended March 31, 2007 compared with $3.2 million for the comparable period in 2006, a 41.4% decrease. The decrease in interest expense was primarily due to lower debt levels during the first quarter of 2007.
Income tax expense increased $4.6 million to $17.7 million for the three months ended March 31, 2007 compared with $13.1 million for the comparable period in 2006, representing a 35.2% increase. Aaron Rents’ effective tax rate was 37.7% in 2007 and 2006.
Net Earnings. Net earnings increased $7.6 million to $29.2 million for the three months ended March 31, 2007 compared with $21.6 million for the comparable period in 2006 representing a 35.5% increase. As a percentage of total revenues, net earnings were 7.5% for the three months ended March 31, 2007 and 6.2% for the three months ended March 31, 2006. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 5.4% increase in same store revenues, and a 19.0% increase in franchise royalties and fees. Additionally, other income for the three months ended March 31, 2007 included a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters
Balance Sheet
Cash. Our cash balance increased to $9.4 million at March 31, 2007 from $8.8 million at December 31, 2006. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $25.7 million in rental merchandise, net of accumulated depreciation, to $637.8 million at March 31, 2007 from $612.1 million at December 31, 2006, is primarily the result of a net increase of 16 company-operated stores since December 31, 2006 and the continued revenue growth of existing company-operated stores.

Goodwill and Other Intangibles. The $789,000 increase in goodwill and other intangibles, to $116.2 million at March 31, 2007 from $115.4 million at December 31, 2006, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions totaled $2.7 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $1.7 million to $31.1 million at March 31, 2007 from $29.4 million at December 31, 2006 primarily as a result of an increase in prepaid advertising in the sales and lease ownership division.
Accounts Payable and Accrued Expenses. The increase of $15.8 million in accounts payable and accrued expenses, to $136.8 million at March 31, 2006 from $121.0 million at December 31, 2006, is primarily the result of increased trade payables associated with the purchase of rental merchandise which, as previously discussed, increased $25.7 million, net of accumulated depreciation, between March 31, 2007 and December 31, 2006.
Deferred Income Taxes Payable. The increase of $3.5 million in deferred income taxes payable to $97.2 million at March 31, 2007 from $93.7 million at December 31, 2006 is primarily the result of accelerated rental merchandise depreciation deductions for tax purposes.
Credit Facilities and Senior Notes. The $11.8 million decrease in the amounts we owe under our credit facilities and senior notes to $118.2 million at March 31, 2007 from $130.0 million at December 31, 2006, reflects net payments under our revolving credit facility during the first three months of 2007 with cash generated from operations.
Liquidity and Capital Resources
General
Cash flows from operations for the three months ended March 31, 2007 and 2006 were $23.9 million and $16.4 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
In May 2006, we completed an underwritten public offering of 3.45 million newly-issued shares of our common stock for net proceeds, after the underwriting discount and expenses, of approximately $84.0 million. We used the proceeds to repay borrowings under our revolving credit facility. The Company’s Chairman, Chief Executive Officer and controlling shareholder sold an additional 1.15 million shares in the offering.
At March 31, 2007, $5.0 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $11.8 million in the first three months of 2007 primarily as a result of net payments made under our credit facility during the period with cash generated from operations. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008, and increasing the total available credit to $140.0 million. We have $30.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments which are first required in 2008. From time to time, we use interest rate swap agreements as part of our overall long-term financing program. See Note D to the consolidated financial statements appearing in the Company’s 2006 Annual Report on Form 10-K for further information.
Our revolving credit agreement, senior unsecured notes, and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at March 31, 2007.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of March 31, 2007, Aaron Rents was authorized by its board of directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions.
We have a consistent history of paying dividends, having paid dividends for 20 consecutive years. Our board of directors increased the dividend 7.1% for the fourth quarter of 2006 on November 7, 2006 to $.015 per share from the previous quarterly dividend of $.014 per share. The fourth quarter of 2006 dividend was paid in January 2007. Total cash outlay for dividends was $811,000 and $698,000 for the three months ended March 31, 2007 and 2006, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the three months ended March 31, 2007, we made $9.8 million in income tax payments. Within the next nine months, we anticipate that we will make cash payments for income taxes of approximately $30.0 million. The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise we acquired after September 10, 2001 and placed in service prior to January 1, 2005. The Company is currently receiving benefits from bonus depreciation related to its operations in the Gulf Opportunities Zone. We anticipate having to make increased future tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2022. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2007 are shown in the below table under “Contractual Obligations and Commitments.”
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 14 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November of 2004 by the LLC for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
We do not currently plan to enter into any similar related party lease transactions in the future. See Note D to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.

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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2007, we amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million. At March 31, 2007, the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.3 million. Of this amount, approximately $85.4 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $29.9 million represents franchisee borrowing that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2007:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$98,325	$10,005	$49,011	$24,008	$15,301
Capital Leases	19,877	1,011	2,309	2,742	13,815
Operating Leases	269,878	72,804	96,623	39,741	60,710

Total Contractual Cash Obligations	$388,080	$83,820	$147,943	$66,491	$89,826

The following table shows the Company’s approximate commercial commitments as of March 31, 2007:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$115,295	$115,295	$—	$—	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At March 31, 2007, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
New Accounting Pronouncements
See Note E to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Part I, Item 2 of this Quarterly Report above.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 6. EXHIBITS
     The following exhibits are furnished herewith:

10(ss)
Fifth Amendment made and entered into as of February 27, 2007 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.

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

AARON RENTS, INC.
(Registrant)

Date – May 7, 2007	By:	/s/ Gilbert L. Danielson

Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 7, 2007		/s/ Robert P. Sinclair, Jr.

Robert P. Sinclair, Jr.
Vice President,
Corporate Controller