Form 10-Q
period 2007-06-30
AARON RENTS INC
filed 2007-08-06
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	August 2, 2007
Common Stock, $.50 Par Value	45,820,390
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	June 30, 2007	2006
	(In Thousands, Except Share Data)
ASSETS:
Cash	$10,600	$8,807
Accounts Receivable (net of allowances of $3,466 in 2007 and $3,037 in 2006)	41,607	43,495
Rental Merchandise	959,876	925,534
Less: Accumulated Depreciation	(340,344)	(313,385)

	619,532	612,149
Property, Plant and Equipment, Net	189,749	170,294
Goodwill and Other Intangibles, Net	121,563	115,436
Prepaid Expenses and Other Assets	40,880	29,425

Total Assets	$1,023,931	$979,606

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$115,721	$121,018
Dividends Payable	813	811
Deferred Income Taxes Payable	100,720	93,687
Customer Deposits and Advance Payments	29,055	27,101
Credit Facilities	123,148	129,974

Total Liabilities	369,457	372,591

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at June 30, 2007 and December 31, 2006	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at June 30, 2007 and December 31, 2006	6,032	6,032
Additional Paid-in Capital	186,517	183,966
Retained Earnings	469,380	424,991
Accumulated Other Comprehensive Loss	(117)	—

	686,032	639,209

Less: Treasury Shares at Cost,
Common Stock, 2,625,679 Shares at June 30, 2007 and 2,696,781 Shares at December 31, 2006	(15,654)	(16,290)
Class A Common Stock, 3,667,623 Shares at June 30, 2007 and December 31, 2006	(15,904)	(15,904)

Total Shareholders’ Equity	654,474	607,015

Total Liabilities & Shareholders’ Equity	$1,023,931	$979,606

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$277,927	$245,794	$563,724	$500,040
Retail Sales	12,514	15,932	28,140	35,102
Non-Retail Sales	56,654	46,357	126,907	110,384
Franchise Royalties and Fees	9,602	8,120	19,516	16,448
Other	2,288	5,524	8,632	7,040

	358,985	321,727	746,919	669,014

COSTS AND EXPENSES:
Retail Cost of Sales	8,484	10,867	18,791	23,273
Non-Retail Cost of Sales	52,130	43,307	116,260	103,098
Operating Expenses	163,737	142,818	325,414	286,774
Depreciation of Rental Merchandise	101,063	90,321	204,114	183,602
Interest	1,896	2,724	3,785	5,946

	327,310	290,037	668,364	602,693

EARNINGS BEFORE INCOME TAXES	31,675	31,690	78,555	66,321

INCOME TAXES	12,018	11,040	29,691	24,110

NET EARNINGS	$19,657	$20,650	$48,864	$42,211

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.36	$.40	$.90	$.83

Assuming Dilution	.36	.39	.89	.81

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.014	$.030	$.028
Class A Common Stock	.015	.014	.030	.028

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,191	51,887	54,176	51,040
Assuming Dilution	55,065	52,705	55,046	51,896
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$48,864	$42,211
Depreciation and Amortization	222,357	198,601
Additions to Rental Merchandise	(353,743)	(336,739)
Book Value of Rental Merchandise Sold or Disposed	148,595	135,870
Change in Deferred Income Taxes	7,033	14,794
(Gain) Loss on Sale of Property, Plant, and Equipment	(4,758)	92
Gain on Asset Disposition	—	(4,425)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(1,867)	(1,042)
Change in Accounts Payable and Accrued Expenses	(5,461)	(14,075)
Change in Accounts Receivable	1,888	7,848
Excess Tax Benefits from Stock-Based Compensation	(368)	(3,178)
Other Changes, Net	(8,383)	(7,014)

Cash Provided by Operating Activities	54,157	32,943

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(48,421)	(35,810)
Proceeds from Sale of Property, Plant, and Equipment	17,801	17,590
Contracts and Other Assets Acquired	(15,233)	(11,868)
Proceeds from Asset Disposition	—	11,626

Cash Used in Investing Activities	(45,853)	(18,462)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	161,840	225,898
Repayments on Credit Facilities	(168,666)	(311,512)
Dividends Paid	(1,623)	(1,403)
Proceeds from Stock Offering	—	83,985
Excess Tax Benefits from Stock-Based Compensation	368	3,178
Issuance of Stock Under Stock Option Plans	1,570	2,693

Cash (Used in) Provided by Financing Activities	(6,511)	2,839

Increase in Cash	1,793	17,320
Cash at Beginning of Period	8,807	6,973

Cash at End of Period	$10,600	$24,293

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of June 30, 2007, the consolidated statements of earnings for the quarter and six months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In previous years statement of cash flows presentations, $2.4 million of construction in progress has been reclassified between additions of property, plant and equipment and proceeds from sale of property, plant and equipment.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended June 30 were $7.3 million in 2007 and $5.4 million in 2006. Rental merchandise adjustments for the six-month periods ended June 30 were $13.0 million in 2007 and $10.0 million in 2006. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the six months ended June 30, 2007, the Company recorded $6.3 million in goodwill, $543,000 in customer relationship intangibles, and $487,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $581,000 and $485,000 for the three-month periods ended June 30, 2007 and 2006, respectively. Amortization expense was $1.2 million and $949,000 for the six-month periods ended June 30, 2007 and 2006, respectively. The aggregate purchase price for these asset acquisitions totaled $15.2 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2007. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2006 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2007 and 2006 include $548,000 and $950,000, respectively, in compensation expense related to stock option grants. The results of operations for the six months ended June 30, 2007 and 2006 include $1.1 million and $1.9 million, respectively, in compensation expense related to stock option grants. Additionally, the results of operations for the three and six months ended June 30, 2007 include $441,000 and $871,000, respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the six months ended June 30, 2007.
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
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction, and the separate legal entities file in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 or non-U.S. income tax examinations by tax authorities for years before 2002 and, with few exceptions, examinations by state and local authorities before 2003.
Sales Taxes
In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting sales taxes. The Company presents revenues net of sales taxes. EITF 06-03 is effective for periods beginning after December 15, 2006. Adoption on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore did not have an effect on the Company’s consolidated financial statements.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2006 Annual Report on Form 10-K. On February 27, 2007, the Company amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million. On May 29, 2007 the Company entered into a franchise loan facility and guaranty with a bank to guarantee the borrowings of certain independent RIMCO franchisees. The maximum commitment amount under this program is $3.5 million.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Net earnings	$19,657	$20,650	$48,864	$42,211
Other comprehensive income:
Foreign currency translation adjustment	(4)	—	(29)	—
Unrealized loss on marketable securities, net of taxes	—	(8)	(88)	(14)

Total other comprehensive loss	(4)	(8)	(117)	(14)

Comprehensive Income	$19,653	$20,642	$48,747	$42,197

Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Revenues From External Customers:
Sales and Lease Ownership	$314,223	$279,296	$659,490	$586,368
Corporate Furnishings	30,632	31,087	61,817	63,370
Franchise	9,602	8,120	19,516	16,448
Other	1,551	1,125	7,487	2,978
Manufacturing	17,298	17,798	40,964	39,670
Elimination of Intersegment Revenues	(17,369)	(17,703)	(40,938)	(39,496)
Cash to Accrual Adjustments	3,048	2,004	(1,417)	(324)

Total Revenues from External Customers	$358,985	$321,727	$746,919	$669,014

Earnings Before Income Taxes:
Sales and Lease Ownership	$21,590	$22,720	$57,843	$50,984
Corporate Furnishings	2,617	3,318	6,055	7,241
Franchise	7,074	5,850	14,453	11,975
Other	(772)	(2,006)	2,891	(3,471)
Manufacturing	172	(1,208)	(634)	(1,147)

Earnings Before Income Taxes for Reportable Segments	30,681	28,674	80,608	65,582
Elimination of Intersegment (Profit) Loss	(160)	1,234	714	1,227
Cash to Accrual and Other Adjustments	1,154	1,782	(2,767)	(488)

Total Earnings Before Income Taxes	$31,675	$31,690	$78,555	$66,321

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
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes. Additionally, included in the “Other” category is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters in the first quarter of 2007. Included in the sales and lease ownership revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Note E — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.
Note F — Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2024. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. The Company expects that most leases will be renewed or replaced by other leases in the normal course of business.
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2007 the portion that the Company might be obligated to repay in the event franchisees defaulted was $108.9 million. Of this amount, approximately $83.8 million represents franchise borrowings outstanding under the franchise loan program and approximately $25.1 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
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
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
August 3, 2007

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2007, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 91% of our total revenues in both the first three and six months of 2007 and 2006.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $946.5 million in 2004 to $1.327 billion in 2006, representing a compound annual growth rate of 18.4%. Total revenues for the three months ended June 30, 2007 were $359.0 million, an increase of $37.3 million or 11.6%, over the comparable period in 2006. Total revenues for the six months ended June 30, 2007 were $746.9 million, an increase of $77.9 million or 11.6%, over the comparable period in 2006.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 78 company-operated sales and lease ownership stores in 2006. We estimate that we will add approximately 250 stores in 2007, a combination of company-operated and franchised stores. We opened 15 company-operated sales and lease ownership stores during the three months ended June 30, 2007. During the first six months of 2007 we opened 31 new company-operated stores. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores opened more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees opened 75 stores in 2006. Our franchisees opened 19 stores during the three months ended June 30, 2007. During the first six months of 2007 our franchisees opened 32 stores. We purchased 17 franchised stores during the first six months of 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $33.6 million of revenues in 2006, up from $25.3 million in 2004, representing a compounded annual growth rate of 15.4%. Total franchise royalties and fees revenues for the three months ended June 30, 2007 were $9.6 million, an increase of $1.5 million or 18.3%, over the comparable period in 2006. Total franchise royalties and fees revenues for the six months ended June 30, 2007 were $19.5 million, an increase of $3.1 million or 18.7%, over the comparable period in 2006.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of June 30, 2007 and December 31, 2006, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $26.2 million and $24.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.1 million and $5.0 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of June 30, 2007 and December 31, 2006, our reserve for closed or consolidated stores was $530,000 and $693,000, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at June 30, 2007.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was a prepaid of $3.0 million and $656,000 at June 30, 2007 and December 31, 2006, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2007. Additionally, if the actual group health insurance liability exceeds our projections and policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2007.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We refer to changes in same store revenues as a key performance indicator. For the three months ended June 30, 2007, we calculated this amount by comparing revenues for the three months ended June 30, 2007 to revenues for the comparable period in 2006 for all stores open for the entire 15-month period ended June 30, 2007, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2007, we calculated this amount by comparing revenues for the six months ended June 30, 2007 to revenues for the comparable period in 2006 for all stores open for the entire 24-month period ended June 30, 2007, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended June 30, 2007 compared with three months ended June 30, 2006
The following table shows key selected financial data for the three month periods ended June 30, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to 2007	(Decrease) to 2007
(In Thousands)	June 30, 2007	June 30, 2006	from 2006	from 2006

REVENUES:
Rentals and Fees	$277,927	$245,794	$32,133	13.1%
Retail Sales	12,514	15,932	(3,418)	(21.5)
Non-Retail Sales	56,654	46,357	10,297	22.2
Franchise Royalties and Fees	9,602	8,120	1,482	18.3
Other	2,288	5,524	(3,236)	(58.6)

	358,985	321,727	37,258	11.6

COSTS AND EXPENSES:
Retail Cost of Sales	8,484	10,867	(2,383)	(21.9)
Non-Retail Cost of Sales	52,130	43,307	8,823	20.4
Operating Expenses	163,737	142,818	20,919	14.6
Depreciation of Rental Merchandise	101,063	90,321	10,742	11.9
Interest	1,896	2,724	(828)	(30.4)

	327,310	290,037	37,273	12.9

EARNINGS BEFORE INCOME TAXES	31,675	31,690	(15)	—
INCOME TAXES	12,018	11,040	978	8.9

NET EARNINGS	$19,657	$20,650	$(993)	(4.8)%

Revenues. The 11.6% increase in total revenues, to $359.0 million for the three months ended June 30, 2007 from $321.7 million in the comparable period in 2006, was due mainly to a $32.1 million, or 13.1%, increase in rentals and fees revenues, plus a $10.3 million increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $31.3 million increase in revenues from our sales and lease ownership division, which had a 5.0% increase in same store revenues during the second quarter of 2007 and added 114 company-operated stores since the end of June 30, 2006. Included in other revenues for the second quarter of 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Revenues from retail sales decreased 21.5% to $12.5 million for the three months ended June 30, 2007 from $15.9 million for the comparable period in 2006 primarily related to a decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales. Retail sales represents sales of both new and return rental merchandise. Additionally, the decline in retail sales was driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006.
The 22.2% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $56.7 million for the three months of June 30, 2007 from $46.4 million for the comparable period in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2007 was 456, reflecting a net addition of 50 stores since June 30, 2006.
The 18.3% increase in franchise royalties and fees, to $9.6 million for the three months ended June 30, 2007 from $8.1 million for the comparable period in 2006, primarily reflects an increase in royalty income from franchisees, increasing 17.6% to $7.3 million for the three months ended June 30, 2007 compared to $6.2 million for the three months ended June 30, 2006, due to the growth of our franchise operations and our distribution network.

Other revenues decreased 58.6% to $2.3 million for the three months ended June 30, 2007 from $5.5 million for the comparable period in 2006. Other revenues were higher for the period in 2006 primarily as a result of a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico in the second quarter of 2006.
With respect to our major operating units, revenues for our sales and lease ownership division increased 12.9%, to $327.6 million for the three months ended June 30, 2007 from $290.2 million for the comparable period in 2006. This increase was attributable to the sales and lease ownership division adding 114 stores since June 30, 2006 combined with same store revenue growth of 5.0% for the three months ended June 30, 2007. The 1.5% decrease in corporate furnishings division revenues, to $30.6 million for the three months ended June 30, 2007 from $31.1 million for the comparable period in 2006, is primarily the result of increased business during 2006 related to the hurricanes in the Gulf Coast region in 2005.
Cost of Sales. Cost of sales from retail sales decreased 21.9% to $8.5 million for the three months ended June 30, 2007 compared to $10.9 million for the comparable period in 2006, and as a percentage of retail sales decreased slightly to 67.8% from 68.2% in 2007 and 2006, respectively. Cost of sales from non-retail sales increased 20.4%, to $52.1 million for the three months ended June 30, 2007 from $43.3 million for the comparable period in 2006, and as a percentage of non-retail sales, decreased to 92.0% from 93.4%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the three months ended June 30, 2007 increased $20.9 million to $163.7 million from $142.8 million for the comparable period in 2006, a 14.6% increase, reflecting an increase in costs associated with opening new stores. As a percentage of total revenues, operating expenses were 45.6% for the three months ended June 30, 2007 and 44.4% for the comparable period in 2006.
Depreciation of rental merchandise increased $10.7 million to $101.1 million for the three months ended June 30, 2007 from $90.3 million during the comparable period in 2006, a 11.9% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.4% from 36.7% from quarter to quarter.
Interest expense decreased to $1.9 million for the three months ended June 30, 2007 compared with $2.7 million for the comparable period in 2006, a 30.4% decrease. The decrease in interest expense was primarily due to lower debt levels during the second quarter of 2007.
Income tax expense increased $1.0 million to $12.0 million for the three months ended June 30, 2007 compared with $11.0 million for the comparable period in 2006, representing an 8.9% increase. Aaron Rents’ effective tax rate was 37.9% in 2007 and 34.8% in 2006. In the second quarter of 2006 the effective tax rate was lower primarily because of amendments to Texas state tax law which allowed the company to recognize an $869,000 income tax benefit.
Net Earnings. Net earnings decreased $1.0 million to $19.7 million for the three months ended June 30, 2007 compared with $20.7 million for the comparable period in 2006, representing a 4.8% decrease. As a percentage of total revenues, net earnings were 5.5% for the three months ended June 30, 2007 and 6.4% for the three months ended June 30, 2006. The decrease in net earnings was primarily the result of a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico during the second quarter of 2006, offset by the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 5.0% increase in same store revenues, and an 18.3% increase in franchise royalties and fees.
Six months ended June 30, 2007 compared with six months ended June 30, 2006
The following table shows key selected financial data for the six month periods ended June 30, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006:

			Dollar Increase/	% Increase/
	Six Months Ended	Six Months Ended	(Decrease) to 2007	(Decrease) to 2007
(In Thousands)	June 30, 2007	June 30, 2006	from 2006	from 2006

REVENUES:
Rentals and Fees	$563,724	$500,040	$63,684	12.7%
Retail Sales	28,140	35,102	(6,962)	(19.8)
Non-Retail Sales	126,907	110,384	16,523	15.0
Franchise Royalties and Fees	19,516	16,448	3,068	18.7
Other	8,632	7,040	1,592	22.6

	746,919	669,014	77,905	11.6

COSTS AND EXPENSES:
Retail Cost of Sales	18,791	23,273	(4,482)	(19.3)
Non-Retail Cost of Sales	116,260	103,098	13,162	12.8
Operating Expenses	325,414	286,774	38,640	13.5
Depreciation of Rental Merchandise	204,114	183,602	20,512	11.2
Interest	3,785	5,946	(2,161)	(36.3)

	668,364	602,693	65,671	10.9

EARNINGS BEFORE INCOME TAXES	78,555	66,321	12,234	18.4
INCOME TAXES	29,691	24,110	5,581	23.1

NET EARNINGS	$48,864	$42,211	$6,653	15.8%

Revenues. The 11.6% increase in total revenues, to $746.9 million for the six months ended June 30, 2007 from $669.0 million in the comparable period in 2006, was due mainly to a $63.7 million, or 12.7%, increase in rentals and fees revenues, plus a $16.5 million increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $74.4 million increase in revenues from our sales and lease ownership division, which had a 3.0% increase in same store revenues during the 24 month period ended June 30, 2007 and added 114 company-operated stores since the end of June 30, 2006. Included in other revenues in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters. Included in other revenues in 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Revenues from retail sales decreased 19.8% to $28.1 million for the six months ended June 30, 2007 from $35.1 million for the comparable period in 2006 primarily related to a decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales. Retail sales represents sales of both new and return rental merchandise. Additionally, the decline in retail sales was driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006.
The 15.0% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $126.9 million for the six months of June 30, 2007 from $110.4 million for the comparable period in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2007 was 456, reflecting a net addition of 50 stores since June 30, 2006.
The 18.7% increase in franchise royalties and fees, to $19.5 million for the six months ended June 30, 2007 from $16.4 million for the comparable period in 2006, primarily reflects an increase in royalty income from franchisees, increasing 16.5% to $14.9 million for the six months ended June 30, 2007 compared to $12.8 million for the six months ended June 30, 2006, due to the growth of our franchise operations and our distribution network.
The 22.6% increase in other revenues, to $8.6 million for the six months ended June 30, 2007 from $7.0 million for the comparable period in 2006, is primarily attributable to a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters, offset by a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico in 2006.

With respect to our major operating units, revenues for our sales and lease ownership division increased 12.3%, to $678.8 million for the six months ended June 30, 2007 from $604.5 million for the comparable period in 2006. This increase was attributable to the sales and lease ownership division adding 114 stores since June 30, 2006 combined with same store revenue growth of 3.0% for stores open over two years at the end of June 30, 2007. Corporate furnishings division revenues decreased to $61.8 million for the six months ended June 30, 2007 from $63.4 million for the comparable period in 2006. The 2.5% decrease in corporate furnishings division revenues is primarily the result of increased business during 2006 related to the hurricanes in the Gulf Coast region in 2005.
Cost of Sales. Cost of sales from retail sales decreased 19.3% to $18.8 million for the six months ended June 30, 2007 compared to $23.3 million for the comparable period in 2006, and as a percentage of retail sales increased to 66.8% from 66.3% in 2007 and 2006, respectively. Cost of sales from non-retail sales increased 12.8%, to $116.3 million for the six months ended June 30, 2007 from $103.1 million for the comparable period in 2006, and as a percentage of non-retail sales, decreased to 91.6% from 93.4%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the six months ended June 30, 2007 increased $38.6 million to $325.4 million from $286.8 million for the comparable period in 2006, a 13.5% increase, reflecting an increase in costs associated with opening new stores. As a percentage of total revenues, operating expenses were 43.6% for the six months ended June 30, 2007 and 42.9% for the comparable period in 2006.
Depreciation of rental merchandise increased $20.5 million to $204.1 million for the six months ended June 30, 2007 from $183.6 million during the comparable period in 2006, an 11.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.2% from 36.7% from period to period.
Interest expense decreased to $3.8 million for the six months ended June 30, 2007 compared with $5.9 million for the comparable period in 2006, a 36.3% decrease. The decrease in interest expense was primarily due to lower debt levels during 2007.
Income tax expense increased $5.6 million to $29.7 million for the six months ended June 30, 2007 compared with $24.1 million for the comparable period in 2006, representing a 23.1% increase. Aaron Rents’ effective tax rate was 37.8% in 2007 and 36.4% in 2006. In 2006 the effective tax rate was lower primarily because of amendments to Texas state tax law which allowed the company to recognize an $869,000 income tax benefit.
Net Earnings. Net earnings increased $6.7 million to $48.9 million for the six months ended June 30, 2007 compared with $42.2 million for the comparable period in 2006 representing a 15.8% increase. As a percentage of total revenues, net earnings were 6.5% for the six months ended June 30, 2007 and 6.3% for the six months ended June 30, 2006. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 3.0% increase in same store revenues, and an 18.7% increase in franchise royalties and fees. Additionally, other income for the six months ended June 30, 2007 included a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters and other income for the six months ended June 30, 2006 included a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Balance Sheet
Cash. Our cash balance increased to $10.6 million at June 30, 2007 from $8.8 million at December 31, 2006. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $7.4 million in rental merchandise, net of accumulated depreciation, to $619.5 million at June 30, 2007 from $612.1 million at December 31, 2006, is primarily the result of a net increase of 31 company-operated stores since December 31, 2006 and the continued revenue growth of existing company-operated stores.
Goodwill and Other Intangibles. The $6.1 million increase in goodwill and other intangibles, to $121.6 million at June 30, 2007 from $115.4 million at December 31, 2006, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets. The aggregate purchase price for these asset acquisitions during the six months ended June 30, 2007 totaled $15.2 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $11.5 million to $40.9 million at June 30, 2007 from $29.4 million at December 31, 2006 in part as a result of an increase in prepaid advertising in the sales and lease ownership division as well as an increase in prepaid insurance.
Accounts Payable and Accrued Expenses. The decrease of $5.3 million in accounts payable and accrued expenses, to $115.7 million at June 30, 2007 from $121.0 million at December 31, 2006, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $7.0 million in deferred income taxes payable to $100.7 million at June 30, 2007 from $93.7 million at December 31, 2006 is primarily the result of accelerated rental merchandise depreciation deductions for tax purposes.
Credit Facilities and Senior Notes. The $6.8 million decrease in the amounts we owe under our credit facilities and senior notes to $123.1 million at June 30, 2007 from $130.0 million at December 31, 2006, reflects net payments under our revolving credit facility during the first six months of 2007 with cash generated from operations.
Liquidity and Capital Resources
General
Cash flows from operations for the six months ended June 30, 2007 and 2006 were $54.2 million and $32.9 million, respectively. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
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
At June 30, 2007, $7.0 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $6.8 million in the first six months of 2007 primarily as a result of net payments made under our credit facility during the period with cash generated from operations. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008, and increasing the total available credit to $140.0 million. We have $30.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments which are first required in 2008. See Note D to the consolidated financial statements appearing in the Company’s 2006 Annual Report on Form 10-K for further information.
Our revolving credit agreement, senior unsecured notes, and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2007.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of June 30, 2007, Aaron Rents was authorized by its board of directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions. No shares have been acquired in the six months ended June 30, 2007 under this resolution.
We have a consistent history of paying dividends, having paid dividends for 20 consecutive years. Our board of directors increased the dividend 7.1% for the fourth quarter of 2006 on November 7, 2006 to $.015 per share from the previous quarterly dividend of $.014 per share. The fourth quarter of 2006 dividend was paid in January 2007, and the first quarter of 2007 dividend was paid in April 2007. Total cash outlay for dividends was $1.6 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the six months ended June 30, 2007, we made $30.1 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for income taxes of approximately $10.0 million. The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise we acquired after September 10, 2001 and placed in service prior to January 1, 2005. The Company is currently receiving benefits from bonus depreciation related to its operations in the Gulf Opportunities Zone. We anticipate having to make increased future tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2024. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2007 are shown in the below table under “Contractual Obligations and Commitments.”
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 14 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 10.53% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2007, we amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million. At June 30, 2007, the portion that the Company might be obligated to repay in the event franchisees defaulted was $108.9 million. Of this amount, approximately $83.8 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $25.1 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. On May 29, 2007 we entered into a franchise loan facility and guaranty with a bank to guarantee the borrowings of certain independent RIMCO franchisees. The maximum commitment amount under this program is $3.5 million. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of June 30, 2007:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$103,515	$20,196	$44,012	$24,006	$15,301
Capital Leases	19,633	1,040	2,347	2,770	13,476
Operating Leases	277,992	74,497	97,721	42,132	63,642

Total Contractual Cash Obligations	$401,140	$95,733	$144,080	$68,908	$92,419

The following table shows the Company’s approximate commercial commitments as of June 30, 2007:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$108,888	$108,888	$—	$—	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At June 30, 2007, we did not have any swap agreements.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On Tuesday, May 8, 2007, the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 13, 2007, there were 8,396,233 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 8,000,063 shares representing 95.28% of the total shares of Class A Common Stock entitled to vote at the meeting.
The purpose of the meeting was to re-elect eleven directors to a one-year term expiring in 2008. The following tables set forth the results of the vote on the matter:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	7,189,089	810,974
David L. Kolb	7,991,967	8,096
Robert C. Loudermilk, Jr.	7,189,089	810,974
Gilbert L. Danielson	7,181,121	818,942
Ronald W. Allen	7,999,935	128
Leo Benatar	7,991,967	8,096
Earl Dolive	7,999,935	128
Ray M. Robinson	7,993,185	6,878
John Schuerholz	7,999,935	128
William K. Butler, Jr.	7,189,089	810,974
John C. Portman, Jr.	7,999,935	128
ITEM 6. EXHIBITS
          The following exhibits are furnished herewith:

15	Letter Re: Unaudited Interim Financial Information.

31(a)	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31(b)	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32(a)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — August 6, 2007	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — August 6, 2007		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller