Form 10-Q
period 2007-09-30
AARON RENTS INC
filed 2007-11-07
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	November 5, 2007

Common Stock, $.50 Par Value	45,852,418
Class A Common Stock, $.50 Par Value	8,396,233

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
ASSETS:
Cash	$9,723	$8,807
Accounts Receivable (net of allowances of $3,950 in 2007 and $3,037 in 2006)	46,065	43,495
Rental Merchandise	972,996	925,534
Less: Accumulated Depreciation	(358,764)	(313,385)

	614,232	612,149
Property, Plant and Equipment, Net	226,981	170,294
Goodwill, Net	135,407	112,046
Other Intangibles, Net	4,826	3,390
Prepaid Expenses and Other Assets	40,273	29,425

Total Assets	$1,077,507	$979,606

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$135,465	$121,018
Dividends Payable	813	811
Deferred Income Taxes Payable	91,317	93,687
Customer Deposits and Advance Payments	26,770	27,101
Credit Facilities	152,491	129,974

Total Liabilities	406,856	372,591

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at September 30, 2007 and December 31, 2006	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2007 and December 31, 2006	6,032	6,032
Additional Paid-in Capital	187,435	183,966
Retained Earnings	484,486	424,991
Accumulated Other Comprehensive Loss	(125)	—

	702,048	639,209
Less: Treasury Shares at Cost,
Common Stock, 2,616,487 Shares at September 30, 2007 and 2,696,781 Shares at December 31, 2006	(15,493)	(16,290)
Class A Common Stock, 3,667,623 Shares at September 30, 2007 and December 31, 2006	(15,904)	(15,904)

Total Shareholders’ Equity	670,651	607,015

Total Liabilities & Shareholders’ Equity	$1,077,507	$979,606

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$278,104	$243,649	$841,828	$743,689
Retail Sales	12,808	14,330	40,948	49,432
Non-Retail Sales	58,140	49,429	185,047	159,813
Franchise Royalties and Fees	8,881	8,322	28,397	24,770
Other	1,448	1,979	10,080	9,019

	359,381	317,709	1,106,300	986,723

COSTS AND EXPENSES:
Retail Cost of Sales	8,389	9,553	27,180	32,826
Non-Retail Cost of Sales	53,095	45,210	169,355	148,308
Operating Expenses	169,105	143,601	494,519	430,375
Depreciation of Rental Merchandise	101,299	89,806	305,413	273,408
Interest	2,180	1,914	5,965	7,860

	334,068	290,084	1,002,432	892,777

EARNINGS BEFORE INCOME TAXES	25,313	27,625	103,868	93,946

INCOME TAXES	9,394	10,242	39,085	34,352

NET EARNINGS	$15,919	$17,383	$64,783	$59,594

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.29	$.32	$1.20	$1.15

Assuming Dilution	.29	.32	1.18	1.13

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.014	$.045	$.042
Class A Common Stock	.015	.014	.045	.042

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,217	53,989	54,190	52,034
Assuming Dilution	55,049	54,767	55,046	52,874
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$64,783	$59,594
Depreciation and Amortization	332,229	296,762
Additions to Rental Merchandise	(511,504)	(458,676)
Book Value of Rental Merchandise Sold or Disposed	218,490	186,429
Change in Deferred Income Taxes	(2,370)	19,622
(Gain) Loss on Sale of Property, Plant, and Equipment	(4,653)	98
Gain on Asset Disposition	—	(4,425)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	—	(3,373)
Change in Accounts Payable and Accrued Expenses	14,120	4,840
Change in Accounts Receivable	(2,570)	1,471
Excess Tax Benefits from Stock-Based Compensation	(397)	(3,288)
Other Changes, Net	(12,091)	(775)

Cash Provided by Operating Activities	96,037	98,279

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(96,746)	(53,715)
Proceeds from Sale of Property, Plant, and Equipment	21,575	22,636
Contracts and Other Assets Acquired	(42,573)	(22,976)
Proceeds from Contracts and Other Assets Sold	—	11,626

Cash Used in Investing Activities	(117,744)	(42,429)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	329,988	225,898
Repayments on Credit Facilities	(307,471)	(322,617)
Dividends Paid	(2,436)	(2,166)
Proceeds from Stock Offering	—	83,999
Excess Tax Benefits from Stock-Based Compensation	397	3,288
Issuance of Stock Under Stock Option Plans	2,145	3,456

Cash Provided by (Used in) Financing Activities	22,623	(8,142)

Increase in Cash	916	47,708
Cash at Beginning of Period	8,807	6,973

Cash at End of Period	$9,723	$54,681

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of September 30, 2007, the consolidated statements of earnings for the quarter and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The results of operations for the quarter ended September 30, 2007, are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In previous years’ cash flow presentations, $2.6 million of construction in progress has been reclassified to additions of property, plant and equipment and proceeds from sale of property, plant and equipment.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2006 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended September 30 were $7.6 million in 2007 and $3.8 million in 2006. Rental merchandise adjustments for the nine-month periods ended September 30 were $20.7 million in 2007 and $13.8 million in 2006. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the nine months ended September 30, 2007, the Company recorded $23.4 million in goodwill, $2.1 million in customer relationship intangibles, and $1.1 million in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $608,000 and $741,000 for the three-month periods ended September 30, 2007 and 2006, respectively. Amortization expense was $1.8 million and $1.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The aggregate purchase price for these asset acquisitions totaled $42.6 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2007. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2006 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2007 and 2006 include $458,000 and $907,000, respectively, in compensation expense related to stock option grants. The results of operations for the nine months ended September 30, 2007 and 2006 include $1.6 million and $2.8 million, respectively, in compensation expense related to stock option grants. Additionally, the results of operations for the three and nine months ended September 30, 2007 include $450,000 and $1.3 million, respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the nine months ended September 30, 2007.
Income Taxes
The Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. As a result of the implementation of FIN 48, the Company recognized a $2.9 million increase in the liability for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company has a $3.3 million liability recorded for uncertain tax benefits as of January 1, 2007, which includes interest and penalties of $400,000. The Company recognizes interest and penalties accrued related to uncertain tax benefits in tax expense. The total amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.3 million. The Company does not currently anticipate that the total amount of uncertain tax benefits will significantly increase or decrease by the end of 2007.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. at the federal level, and the separate legal entities file in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 or non-U.S. income tax examinations by tax authorities for years before 2002 and, with few exceptions, examinations by state and local authorities before 2003.
Sales Taxes
In March 2006, the FASB Emerging Issues Task Force issued Issue 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting sales taxes. The Company presents revenues net of sales taxes. EITF 06-03 is effective for periods beginning after December 15, 2006. Adoption on January 1, 2007, did not have an effect on the Company’s policy related to sales taxes and therefore did not have an effect on the Company’s consolidated financial statements.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2006 Annual Report on Form 10-K. On February 27, 2007, the Company amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million. On May 29, 2007, the Company entered into a franchise loan facility and guaranty with a bank to guarantee the borrowings of certain independent RIMCO (the Company’s custom wheel rim and related services sales and lease ownership concept) franchisees. The maximum commitment amount under this program is $3.5 million.

Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Net earnings	$15,919	$17,383	$64,783	$59,594
Other comprehensive income:
Foreign currency translation adjustment	(8)	—	(37)	—
Unrealized loss on marketable securities, net of taxes	—	—	(88)	(14)

Total other comprehensive loss	(8)	—	(125)	(14)

Comprehensive Income	$15,911	$17,383	$64,658	$59,580

Note D — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Revenues From External Customers:
Sales and Lease Ownership	$314,755	$279,313	$974,245	$865,682
Corporate Furnishings	29,710	30,396	91,527	93,766
Franchise	8,881	8,322	28,397	24,770
Other	2,580	1,750	10,067	4,728
Manufacturing	16,439	17,244	57,403	56,914
Elimination of Intersegment Revenues	(16,491)	(17,187)	(57,429)	(56,683)
Cash to Accrual Adjustments	3,507	(2,130)	2,090	(2,454)

Total Revenues from External Customers	$359,381	$317,708	$1,106,300	$986,723

Earnings Before Income Taxes:
Sales and Lease Ownership	$14,588	$22,166	$72,431	$73,149
Corporate Furnishings	2,013	2,775	8,068	10,016
Franchise	6,431	5,829	20,884	17,804
Other	(743)	(1,252)	2,148	(4,722)
Manufacturing	(106)	(385)	(740)	(1,532)

Earnings Before Income Taxes for Reportable Segments	22,183	29,133	102,791	94,715
Elimination of Intersegment Profit	140	385	854	1,612
Cash to Accrual and Other Adjustments	2,990	(1,893)	223	(2,381)

Total Earnings Before Income Taxes	$25,313	$27,625	$103,868	$93,946

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
Note E — Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2007, the portion that the Company might be obligated to repay in the event franchisees defaulted was $99.0 million. Of this amount, approximately $74.0 million represents franchise borrowings outstanding under the franchise loan program and approximately $25.0 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
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

As part of its extensive marketing program, the Company has sponsored professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. The sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as members of its team of drivers and raced Aaron’s sponsored cars full time in the USAR Hooters Pro Cup Series in 2006. The amount paid in 2006 by the Company for the sponsorship of Michael Waltrip attributable to the USAR Hooters Pro Cup Series was $983,000, adjusted by credits in the amount of $434,000 for changes from the 2005 racing season. The Company’s sponsorship cost for the drivers is expected to be less than $750,000 in 2007. Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
November 5, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006, filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2007, including the notes to those statements, appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 91% and 90% respectively of our total revenues in both the third quarter and nine months of 2007 and 2006.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $946.5 million in 2004 to $1.327 billion in 2006, representing a compound annual growth rate of 18.4%. Total revenues for the three months ended September 30, 2007, were $359.4 million, an increase of $41.7 million or 13.1%, over the comparable period in 2006. Total revenues for the nine months ended September 30, 2007 were $1.106 billion, an increase of $119.6 million or 12.1%, over the comparable period in 2006.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We opened 78 company-operated sales and lease ownership stores in 2006. We estimate that we will add between 175 and 200 stores in 2007, a combination of company-operated and franchised stores. We opened 45 company-operated sales and lease ownership stores during the three months ended September 30, 2007. During the first nine months of 2007, we opened 76 new company-operated stores. We spend, on average, approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores opened more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees opened 75 stores in 2006. Our franchisees opened 11 stores during the three months ended September 30, 2007. During the first nine months of 2007 our franchisees opened 43 stores. We purchased 38 franchised stores during the first nine months of 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $33.6 million of revenues in 2006, up from $25.3 million in 2004, representing a compounded annual growth rate of 15.4%. Total franchise royalties and fees revenues for the three months ended September 30, 2007 were $8.9 million, an increase of $.6 million or 6.7%, over the comparable period in 2006. Total franchise royalties and fees revenues for the nine months ended September 30, 2007 were $28.4 million, an increase of $3.6 million or 14.6%, over the comparable period in 2006.

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
Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees include all revenues derived from rental agreements from our sales and lease ownership and corporate furnishings stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and corporate furnishings stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of September 30, 2007 and December 31, 2006, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $24.1 million, for both periods, and accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.6 million and $5.0 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Rental Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when rented, and 36 months when not rented, to 0% salvage value. Our corporate furnishings division depreciates merchandise over its estimated useful life, which ranges from nine months to 60 months, net of salvage value, which ranges from 0% to 60%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our corporate furnishings merchandise.
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
Leases and Closed Store Reserves. The majority of our company-operated stores are operated from leased facilities under operating lease agreements. In general, lease terms range in length up to 15 years; however the majority of leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of September 30, 2007 and December 31, 2006, our reserve for closed or consolidated stores was $446,000 and $693,000, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at September 30, 2007.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. At September 30, 2007 and December 30, 2006, we were in a net prepaid position of $3.6 million and $656,000 respectively, related to our workers compensation and group health insurance.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2007. Additionally, if the actual group health insurance liability exceeds our projections and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2007.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We refer to changes in same store revenues as a key performance indicator. For the three months ended September 30, 2007, we calculated this amount by comparing revenues for the three months ended September 30, 2007 to revenues for the comparable period in 2006 for all stores open for the entire 15-month period ended September 30, 2007, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2007, we calculated this amount by comparing revenues for the nine months ended September 30, 2007 to revenues for the comparable period in 2006 for all stores open for the entire 24-month period ended September 30, 2007, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations

Three months ended September 30, 2007 compared with three months ended September 30, 2006
The following table shows key selected financial data for the three month periods ended September 30, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2007	September 30, 2006	2007 from 2006	2007 from 2006

REVENUES:
Rentals and Fees	$278,104	$243,649	$34,455	14.1%
Retail Sales	12,808	14,330	(1,522)	(10.6)
Non-Retail Sales	58,140	49,429	8,711	17.6
Franchise Royalties and Fees	8,881	8,322	559	6.7
Other	1,448	1,979	(531)	(26.8)

	359,381	317,709	41,672	13.1

COSTS AND EXPENSES:
Retail Cost of Sales	8,389	9,553	(1,164)	(12.2)
Non-Retail Cost of Sales	53,095	45,210	7,885	17.4
Operating Expenses	169,105	143,601	25,504	17.8
Depreciation of Rental Merchandise	101,299	89,806	11,493	12.8
Interest	2,180	1,914	266	13.9

	334,068	290,084	43,984	15.2

EARNINGS BEFORE INCOME TAXES	25,313	27,625	(2,312)	(8.4)
INCOME TAXES	9,394	10,242	(848)	(8.3)

NET EARNINGS	$15,919	$17,383	$(1,464)	(8.4)%

Revenues. The 13.1% increase in total revenues, to $359.4 million for the three months ended September 30, 2007 from $317.7 million in the comparable period in 2006, was due mainly to a $34.5 million, or 14.1%, increase in rentals and fees revenues, plus an $8.7 million increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $33.3 million increase from our sales and lease ownership division, which had a 4.0% increase in same store revenues during the third quarter of 2007 and added 150 company-operated stores, an increase of 18.7%, since the end of September 30, 2006.
Revenues from retail sales decreased 10.6% to $12.8 million for the three months ended September 30, 2007 from $14.3 million for the comparable period in 2006 primarily related to a decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales. Additionally, the decline in retail sales was driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006. Retail sales represent sales of both new and returned rental merchandise.
The 17.6% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $58.1 million for the three months of September 30, 2007 from $49.4 million for the comparable period in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2007 was 446, reflecting a net addition of 35 stores since September 30, 2006.
The 6.7% increase in franchise royalties and fees, to $8.9 million for the three months ended September 30, 2007 from $8.3 million for the comparable period in 2006, primarily reflects an increase in royalty income from franchisees, increasing 13.3% to $7.1 million for the three months ended September 30, 2007 compared to $6.2 million for the three months ended September 30, 2006, due to the growth of our franchise operations and our distribution network. The increase in royalty income is offset by a decrease in franchise fees during the same three month period. Eleven franchised stores were opened by the company during the third quarter of 2007 versus sixteen franchised stores opened by the company during the third quarter of 2006. Franchise fees for the three months ended September 30, 2007 were $390,000 compared to $717,000 for the same period in 2006.
Other revenues decreased to $1.4 million for the three months ended September 30, 2007 from $2.0 million for the comparable period in 2006 primarily due to a decline in investment and interest income during the period.
With respect to our major operating units, revenues for our sales and lease ownership division increased 14.6%, to $328.1 million for the three months ended September 30, 2007 from $286.2 million for the comparable period in 2006. This increase was attributable to the sales and lease ownership division adding 150 stores since September 30, 2006 combined with same store revenue growth of 4.0% for the three months ended September 30, 2007. The 2.3% decrease in corporate furnishings division revenues, to $29.7 million for the three months ended September 30, 2007 from $30.4 million for the comparable period in 2006, is primarily the result of increased business during 2006 related to the hurricanes in the Gulf Coast region in 2005.
Cost of Sales. Cost of sales from retail sales decreased 12.2% to $8.4 million for the three months ended September 30, 2007 compared to $9.6 million for the comparable period in 2006, and as a percentage of retail sales decreased slightly to 65.5% from 66.7% in 2007 and 2006, respectively. Cost of sales from non-retail sales increased 17.4%, to $53.1 million for the three months ended September 30, 2007 from $45.2 million for the comparable period in 2006, and as a percentage of non-retail sales, decreased to 91.3% from 91.5%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the three months ended September 30, 2007 increased $25.5 million to $169.1 million from $143.6 million for the comparable period in 2006, a 17.8% increase, reflecting an increase in costs associated with opening new stores, advertising and merchandise write-offs. As a percentage of total revenues, operating expenses were 47.1% for the three months ended September 30, 2007 and 45.2% for the comparable period in 2006.
Depreciation of rental merchandise increased $11.5 million to $101.3 million for the three months ended September 30, 2007 from $89.8 million during the comparable period in 2006, a 12.8% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.4% from 36.9% from quarter to quarter.
Interest expense increased to $2.2 million for the three months ended September 30, 2007 compared with $1.9 million for the comparable period in 2006, a 13.9% increase. The increase in interest expense was primarily due to higher debt levels during the third quarter of 2007 compared to the same period a year ago.
Income tax expense decreased $.8 million to $9.4 million for the three months ended September 30, 2007 compared with $10.2 million for the comparable period in 2006, representing an 8.3% decrease due to lower pre-tax earnings. Aaron Rents’ effective tax rate was 37.1% in both 2007 and 2006.
Net Earnings. Net earnings decreased $1.5 million to $15.9 million for the three months ended September 30, 2007 compared with $17.4 million for the comparable period in 2006, representing a 8.4% decrease. As a percentage of total revenues, net earnings were 4.4% for the three months ended September 30, 2007 and 5.5% for the three months ended September 30, 2006.
Nine months ended September 30, 2007 compared with nine months ended September 30, 2006
The following table shows key selected financial data for the nine month periods ended September 30, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006:

			Dollar Increase/	% Increase/
	Nine Months Ended	Nine Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2007	September 30, 2006	2007 from 2006	2007 from 2006

REVENUES:
Rentals and Fees	$841,828	$743,689	$98,139	13.2%
Retail Sales	40,948	49,432	(8,484)	(17.2)
Non-Retail Sales	185,047	159,813	25,234	15.8
Franchise Royalties and Fees	28,397	24,770	3,627	14.6
Other	10,080	9,019	1,061	11.8

	1,106,300	986,723	119,577	12.1

COSTS AND EXPENSES:
Retail Cost of Sales	27,180	32,826	(5,646)	(17.2)
Non-Retail Cost of Sales	169,355	148,308	21,047	14.2
Operating Expenses	494,519	430,375	64,144	14.9
Depreciation of Rental Merchandise	305,413	273,408	32,005	11.7
Interest	5,965	7,860	(1,895)	(24.1)

	1,002,432	892,777	109,655	12.3

EARNINGS BEFORE INCOME TAXES	103,868	93,946	9,922	10.6
INCOME TAXES	39,085	34,352	4,733	13.8

NET EARNINGS	$64,783	$59,594	$5,189	8.7%

Revenues. The 12.1% increase in total revenues, to $1.106 billion for the nine months ended September 30, 2007 from $986.7 million in the comparable period in 2006, was due mainly to a $98.1 million, or 13.2%, increase in rentals and fees revenues, plus a $25.2 million increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $96.2 million increase in revenues from our sales and lease ownership division, which had a 2.1% increase in same store revenues during the 24 month period ended September 30, 2007 and added 150 company-operated stores since the end of September 30, 2006. Included in other revenues in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters. Included in other revenues in 2006 was a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico.
Revenues from retail sales decreased 17.2% to $40.9 million for the nine months ended September 30, 2007 from $49.4 million for the comparable period in 2006 primarily related to a decrease in such revenues in our sales and lease ownership division, which reflects a decreased focus on retail sales in certain stores and the impact of the introduction of an alternative shorter-term lease, which we believe replaced many retail sales. Additionally, the decline in retail sales was driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006. Retail sales represent sales of both new and returned rental merchandise.
The 15.8% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $185.0 million for the nine months of September 30, 2007 from $159.8 million for the comparable period in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2007 was 446, reflecting a net addition of 35 stores since September 30, 2006.
The 14.6% increase in franchise royalties and fees, to $28.4 million for the nine months ended September 30, 2007 from $24.8 million for the comparable period in 2006, primarily reflects an increase in royalty income from franchisees, increasing 15.5% to $22.0 million for the nine months ended September 30, 2007 compared to $19.1 million for the nine months ended September 30, 2006, due to the growth and maturation of our franchise operations and our distribution network.
The 11.8% increase in other revenues, to $10.1 million for the nine months ended September 30, 2007 from $9.0 million for the comparable period in 2006, is attributable to a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters, offset by a $4.4 million gain from the sale of the assets of our 12 stores located in Puerto Rico in 2006, with the remainder contributed by several miscellaneous other revenue sources.

With respect to our major operating units, revenues for our sales and lease ownership division increased 13.1%, to $1.007 billion for the nine months ended September 30, 2007 from $890.7 million for the comparable period in 2006. This increase was attributable to the sales and lease ownership division adding 150 stores since September 30, 2006 combined with same store revenue growth of 2.1% for stores open over two years at the end of September 30, 2007. Corporate furnishings division revenues decreased to $91.5 million for the nine months ended September 30, 2007 from $93.8 million for the comparable period in 2006. The 2.4% decrease in corporate furnishings division revenues is primarily the result of increased business during 2006 related to the hurricanes in the Gulf Coast region in 2005.
Cost of Sales. Cost of sales from retail sales decreased 17.2% to $27.2 million for the nine months ended September 30, 2007 compared to $32.8 million for the comparable period in 2006, and as a percentage of retail sales remained at 66.4% for both 2007 and 2006. Cost of sales from non-retail sales increased 14.2%, to $169.4 million for the nine months ended September 30, 2007 from $148.3 million for the comparable period in 2006, and as a percentage of non-retail sales, decreased to 91.5% from 92.8%. The increased margins on non-retail sales were primarily the result of lower product cost.
Expenses. Operating expenses for the nine months ended September 30, 2007 increased $64.1 million to $494.5 million from $430.4 million for the comparable period in 2006, a 14.9% increase, reflecting an increase in costs associated with opening new stores, advertising and merchandise write-offs. As a percentage of total revenues, operating expenses were 44.7% for the nine months ended September 30, 2007 and 43.6% for the comparable period in 2006.
Depreciation of rental merchandise increased $32.0 million to $305.4 million for the nine months ended September 30, 2007 from $273.4 million during the comparable period in 2006, an 11.7% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.3% from 36.8% from period to period. The increased rental margins were primarily the result of lower product cost and a change in product mix.
Interest expense decreased to $6.0 million for the nine months ended September 30, 2007 compared with $7.9 million for the comparable period in 2006, a 24.1% decrease. The decrease in interest expense was primarily due to lower debt levels during 2007 compared to a year ago.
Income tax expense increased $4.7 million to $39.1 million for the nine months ended September 30, 2007 compared with $34.4 million for the comparable period in 2006, representing a 13.8% increase. Aaron Rents’ effective tax rate was 37.6% in 2007 and 36.6% in 2006. In 2006 the effective tax rate was lower primarily because of amendments to Texas state tax law which allowed the company to recognize an $869,000 income tax benefit.
Net Earnings. Net earnings increased $5.2 million to $64.8 million for the nine months ended September 30, 2007 compared with $59.6 million for the comparable period in 2006, representing an 8.7% increase. As a percentage of total revenues, net earnings were 5.9% for the nine months ended September 30, 2007 and 6.0% for the nine months ended September 30, 2006.
Balance Sheet
Cash. Our cash balance increased to $9.7 million at September 30, 2007 from $8.8 million at December 31, 2006. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $2.1 million in rental merchandise, net of accumulated depreciation, to $614.2 million at September 30, 2007 from $612.1 million at December 31, 2006, is primarily the result of a net increase of 111 company-operated stores since December 31, 2006, and the continued revenue growth of existing company-operated stores, offset by higher inventory levels at December 30, 2006, in anticipation of store growth.
Goodwill and Other Intangibles.  The $24.8 million increase in goodwill and other intangibles, to $140.2 million at September 30, 2007 from $115.4 million at December 31, 2006, is the result of a series of acquisitions of sales and lease ownership businesses, net of amortization of certain finite-life intangible assets.  The aggregate purchase price for these asset acquisitions during the nine months ended September 30, 2007 totaled $42.6 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $10.8 million to $40.3 million at September 30, 2007 from $29.4 million at December 31, 2006 in part as a result of an increase in prepaid advertising in the sales and lease ownership division as well as an increase in prepaid insurance.
Accounts Payable and Accrued Expenses. The increase of $14.4 million in accounts payable and accrued expenses, to $135.5 million at September 30, 2007 from $121.0 million at December 31, 2006, is the result of increased merchandise purchases to meet seasonal needs associated with the holiday season and net company-operated store growth of 111 stores via new openings and acquisitions during the year.
Deferred Income Taxes Payable. The decrease of $2.4 million in deferred income taxes payable to $91.3 million at September 30, 2007 from $93.7 million at December 31, 2006 is primarily due to the reclassification between current and deferred taxes as a result of the annual return to provision reconciliation for the 2006 tax year.
Credit Facilities and Senior Notes. The $22.5 million increase in the amounts we owe under our credit facilities and senior notes to $152.5 million at September 30, 2007 from $130.0 million at December 31, 2006, reflects net borrowings under our revolving credit facility during the first nine months of 2007 with cash generated from operations offset by net company-operated store growth of 111 stores via new store construction and acquisitions during the year.
Liquidity and Capital Resources
General
Cash flows from operations for the nine months ended September 30, 2007 and 2006 were $96.0 million and $98.3 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually has an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
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
At September 30, 2007, $47.6 million was outstanding under our revolving credit agreement. The credit facilities balance increased by $22.5 million in the first nine months of 2007 primarily as a result of expenditures associated with our net company-operated store growth of 111 stores during the year. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008, and increasing the total available credit to $140.0 million. We have $20.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments which are first required in 2008. See Note D to the consolidated financial statements appearing in the Company’s 2006 Annual Report on Form 10-K for further information.

Our revolving credit agreement, senior unsecured notes, and franchisee loan program discussed below, contain financial covenants which, among other things, forbid us from exceeding certain debt to equity levels and require us to maintain minimum fixed charge coverage ratios. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2007.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of September 30, 2007, Aaron Rents was authorized by its board of directors to purchase up to an additional 2,670,502 common shares under previously approved resolutions. No shares have been acquired in the nine months ended September 30, 2007.
We have a consistent history of paying dividends, having paid dividends for 20 consecutive years. Our board of directors increased the dividend 7.1% for the fourth quarter of 2006 on November 7, 2006 to $.015 per share from the previous quarterly dividend of $.014 per share. The 2006 fourth quarter dividend was paid in January 2007, the 2007 first quarter dividend was paid in April 2007, and the 2007 second quarter dividend was paid in July 2007. Total cash outlay for dividends was $2.4 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we can supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of liquidity in the ordinary course of business.
Commitments
Income Taxes. During the nine months ended September 30, 2007, we made $40.1 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for income taxes of approximately $10.0 million. The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law, which generally allowed us to accelerate the depreciation on rental merchandise we acquired after September 10, 2001 and placed in service prior to January 1, 2005. The Company is currently receiving benefits from bonus depreciation related to its operations in the Gulf Opportunities Zone. We anticipate having to make increased future tax payments on our income as a result of expected profitability and the reversal of the benefits associated with accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2024. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2007 are shown in the below table under “Contractual Obligations and Commitments.”
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On February 27, 2007, we amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million. At September 30, 2007, the portion that the Company might be obligated to repay in the event franchisees defaulted was $99.0 million. Of this amount, approximately $74.0 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $25.0 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. On May 29, 2007 we entered into a franchise loan facility and guaranty with a bank to guarantee the borrowings of certain independent RIMCO franchisees. The maximum commitment amount under this program is $3.5 million. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of September 30, 2007:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities,
Excluding Capital Leases	$133,105	$71,788	$34,012	$24,004	$3,301
Capital Leases	19,386	1,069	2,387	2,799	13,131
Operating Leases	311,535	76,697	102,039	48,975	83,824

Total Contractual Cash Obligations	$464,026	$149,554	$138,438	$75,778	$100,256

The following table shows the Company’s approximate commercial commitments as of September 30, 2007:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$99,008	$99,008	$—	$—	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At September 30, 2007, we did not have any swap agreements.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AARON RENTS, INC. (Registrant)
Date – November 7, 2007	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date – November 7, 2007		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller