Form 10-K/A
period 2006-12-31
AARON RENTS INC
filed 2008-01-14
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,344,870,782. For purposes of determining the aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission. .
     The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2007 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	DECEMBER 31, 2007

Common Stock, $.50 Par Value	45,338,542
Class A Common Stock, $.50 Par Value	8,314,996
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Part II of the original filing of this Form 10-K.
     Portions of the registrant’s definitive Proxy Statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of the original filing of this Form 10-K.

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2006 of Aaron Rents, Inc. (the “Company”) is filed solely to provide certain disclosure required by Item 5(a) of Part II of such report. Such information was inadvertently omitted from the original filing of this report.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
     The following table shows the range of high and low prices per share for the Common Stock and Class A Common Stock and the cash dividends declared per share for the periods indicated.
     The Company’s Common Stock and Class A Common Stock are listed on the New York Stock Exchange under the symbols “RNT” and “RNTA”, respectively.
     The number of shareholders of record of the Company’s Common Stock and Class A Common Stock at December 31, 2007 was 274 and 100, respectively. The closing prices for the Common Stock and Class A Common Stock at December 31, 2007 were $19.24 and $17.26, respectively.
     Subject to our ongoing ability to generate sufficient income through operations, to any future capital needs, and to other contingencies, we expect to continue our policy of paying dividends. Our articles of incorporation provide that no cash dividends may be paid on our Class A Common Stock unless equal or higher dividends are paid on the Common Stock. Under our revolving credit agreement, we may pay cash dividends in any fiscal year only if the dividends do not exceed 50% of our consolidated net earnings for the prior fiscal year plus the excess, if any, of the cash dividend limitation applicable to the prior year over the dividend actually paid in the prior year.

			Cash
			Dividends
Common Stock	High	Low	Per Share
December 31, 2006
First Quarter	$28.08	$20.82	$.014
Second Quarter	29.99	24.82	.014
Third Quarter	27.57	22.17	.014
Fourth Quarter	29.29	21.80	.015
December 31, 2005
First Quarter	$25.15	$19.20	$.013

			Cash
			Dividends
Common Stock	High	Low	Per Share
Second Quarter	25.29	17.38	.013
Third Quarter	25.73	19.62	.014
Fourth Quarter	23.00	18.90	.014

			Cash
Class A			Dividends
Common Stock	High	Low	Per Share
December 31, 2006
First Quarter	$25.60	$19.20	$.014
Second Quarter	26.25	23.00	.014
Third Quarter	24.83	20.25	.014
Fourth Quarter	26.38	20.25	.015
December 31, 2005
First Quarter	$22.20	$17.20	$.013
Second Quarter	22.75	15.55	.013
Third Quarter	23.60	19.30	.014
Fourth Quarter	20.30	17.50	.014

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits.
Unless otherwise indicated, the Commission’s file number for all filings incorporated by reference is 1-13941.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1
Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the “March 31, 1996 10-Q”), which exhibit is by this reference incorporated herein.

3.2
Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is by this reference incorporated herein.

3.3
Amendment No. 2 dated May 3, 2006 to the Amended and Restated Articles of Incorporation, filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3, Commission File No. 333-133913, filed with the Commission on May 9, 2006 (the “5/9/06 S-3”), which exhibit is by this reference incorporated herein.

3.4	Amendment No. 3 dated May 3, 2006 to the Amended and Restated Articles of Incorporation, filed as Exhibit 4(d) to the 5/9/06 S-3, which exhibit is by this reference incorporated herein.

3.5
Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2007, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.5.

10.1
Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “3/31/98 10-Q”), which exhibit is by this reference incorporated herein. *

10.2
Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.3
Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.4
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, which exhibit is by this reference incorporated herein.

10.5
Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is by reference incorporated herein.

10.6	Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement,

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

dated December 17, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), which exhibit is by this reference incorporated herein.

10.7
Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and Letter Agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the 1997 10-K, which exhibit is by this reference incorporated herein.

10.8
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, dated January 20, 1998, filed as Exhibit 10(a) to the 3/31/98 10-Q, which exhibit is by this reference incorporated herein.

10.9	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the 3/31/98 10-Q, which exhibit is by this reference incorporated herein.

10.10
Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, which exhibit is by this reference incorporated herein.

10.11
Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is by this reference incorporated herein.

10.12
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.13
Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.14
Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.15
Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.16
Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “3/31/01 10-Q”), which exhibit is by this reference incorporated herein.

10.17
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 30, 2001, filed as Exhibit 10(b) to the Company’s 3/31/01 10-Q, which exhibit is by this reference incorporated herein.

10.18
Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.19
Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.20
Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note, filed as Exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which exhibit is by this reference incorporated herein.

10.21
Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003, filed as Exhibit 10(u) to the Company’s Quarterly Report for the quarter ended March 31, 2003 (the “3/31/03 10-Q”), which exhibit is by this reference incorporated herein.

10.22
Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003, filed as Exhibit 10(v) to the 3/31/03 10-Q, which exhibit is by this reference incorporated herein.

10.23
Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. and SunTrust Bank dated April 30, 2003, filed as Exhibit 10(w) to the 3/31/03 10-Q, which exhibit is by this reference incorporated herein.

10.24
Third Amendment to Revolving Credit Agreement by and among Aaron Rents, Inc., Aaron Rents, Inc. Puerto Rico, the several banks and other financial institutions from time to time party thereto, SunTrust Bank, and Wachovia Bank, National Association, dated January 27, 2004, filed as Exhibit 10(x) to the Company’s Quarterly Report for the quarter ended March 31, 2004 (the “3/31/04 10-Q”), which exhibit is by this reference incorporated herein.

10.25
Third Amendment to Loan Facility and Guaranty by and among Aaron Rents, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank dated January 27, 2004, filed as Exhibit 10(y) to the 3/31/04 10-Q, which exhibit is by this reference incorporated herein.

10.26
Revolving Credit Agreement by and among Aaron Rents, Inc as borrower, Aaron Rents, Inc. Puerto Rico, as co-borrower and SunTrust Bank as Agent and each of the Lenders Party Thereto dated May 28, 2004, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “6/30/04 10-Q”), which exhibit is by this reference incorporated herein.

10.27
Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank as Servicer and each of the Participants Party Thereto dated May 28, 2004, filed as Exhibit 10(b) to the 6/30/04 10-Q, which exhibit is by this reference incorporated herein.

10.28
First Amendment to the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.29
Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.30
First Amendment and Waiver Agreement made as of May 28, 2004 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 filed as Exhibit 10(ff) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.31
Second Amendment made as of July 27, 2005 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002, filed as Exhibit 10(gg) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.32
First Amendment made and entered into as of July 27, 2005 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10(hh) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.33
Third Amendment made and entered into as of July 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(ii) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.34
First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent, filed as Exhibit 10(jj) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.35
First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “9/30/05 10-Q”), which exhibit is by this reference incorporated herein.

10.36
First Amendment made and entered into as of September 27, 2004 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(ll) to the 9/30/05 10-Q, which exhibit is by this reference incorporated herein.

10.37
Second Amendment made and entered into as of May 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(mm) to the 9/30/05 10-Q, which exhibit is by this reference incorporated herein.

10.38
Fourth Amendment made and entered into as of February 27, 2006 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), which exhibit is by this reference incorporated herein.

10.39
Second Amendment made and entered into as of February 27, 2006 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10(oo) to the 2005 10-K, which exhibit is by this reference incorporated herein.

10.40	Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. as

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (pp) to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2006 (the “6/30/06 10-Q”), which exhibit is incorporated by this reference.

10.41
Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (qq) to the 6/30/06 10-Q, which exhibit is by this reference incorporated herein.

10.42
Amendment to Option and Award Agreement under the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed with the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is incorporated by this reference, which exhibit is by this reference incorporated herein. *

13
Portions of the Aaron Rents, Inc. Annual Report to Shareholders for the year ended December 31, 2006. With the exception of information expressly incorporated herein by direct reference thereto, the Annual Report to Shareholders for the year ended December 31, 2006 is not deemed to be filed as part of this Annual Report on Form 10-K. +

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K. +

23	Consent of Ernst & Young LLP. +

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

*	Management contract or compensatory plan or arrangement

+	Filed with original filing of this report.
(b) The exhibits listed in Item 15(a)(3) are included elsewhere in the original filing of this Report, in this Amendment No. 1, or are incorporated by reference in such original filing or this Amendment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of January 2008.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer