Form 10-K
period 2007-12-31
AARON RENTS INC
filed 2008-02-29
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☑     No   ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑
     Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,344,870,782. See Item 12.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 19, 2008 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	FEBRUARY 19, 2008
Common Stock, $.50 Par Value	45,296,263
Class A Common Stock, $.50 Par Value	8,314,996

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Part II of this Form 10-K.
     Portions of the registrant’s definitive Proxy Statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     Certain oral and written statements made by Aaron Rents, Inc. about future events and expectations, including statements in this annual report on Form 10-K, are “forward-looking statements.” For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to management. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company’s historical experience and the company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand and those factors discussed in Item 1A, “Risk Factors.” We qualify any forward-looking statements entirely by these cautionary factors.
     Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
ITEM 1.    BUSINESS
General
     Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. We engage in the lease ownership, rental and retail sale of a wide variety of products such as widescreen, LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, RCA®, Sony®, Dell®, Hewlett-Packard®, Simmons®, Frigidaire®, General Electric® and Maytag®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the Aaron’s Corporate Furnishings division, and the MacTavish Furniture Industries division, which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our higher growth sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
           As of December 31, 2007, we had 1,498 sales and lease ownership stores, comprised of 1,014 company-operated stores in 33 states and Canada, which includes 27 RIMCO stores, and 484 independently-owned franchised stores in 45 states and Canada, which includes four RIMCO stores. We have added 602 company-operated and 252 franchised sales and lease ownership stores since the beginning of 2003. In addition, we operate our Aaron’s Corporate Furnishings division, which rents residential furniture, office furniture and related accessories through 62 company-operated stores in 16 states as of December 31, 2007.
           We have a history of revenue growth and profitability. Total revenues increased to $1.495 billion in 2007 from $766.8 million in 2003, representing a 18.2% compound annual growth rate. Our total net earnings increased to $80.3 million in 2007 from $36.4 million in 2003 representing a 21.9% compound annual growth rate. Total revenues for the year ended December 31, 2007 were $1.495 billion, an increase of $168.3 million, or 12.7%, over 2006.
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
     Our strategic focus is to expand our Aaron’s sales and lease ownership division by opening company-operated stores, expanding our franchise program and making selective acquisitions. Revenues from our sales and lease ownership division increased to $1.366 billion in 2007 from $656.5 million in 2003, representing a 20.1% compound annual growth rate, and accounted for 91.3% of our total 2007 revenues of $1.495 billion.
     We franchise our sales and lease ownership stores in select markets where we have no immediate plans to enter. Our franchise program:
•	provides additional revenues from franchise fees and royalties;

•	allows us to grow more quickly;

•	enables us to achieve economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores; and

•	increases exposure to our brand.

     Aaron’s Corporate Furnishings. Our corporate furnishings division rents and sells new and rental return merchandise to individuals and businesses, with a focus on renting residential furniture to business customers. We have been in the corporate furnishings business (referred to in the industry as “rent-to-rent”) for over 50 years and believe we are the second largest corporate furnishings rental company in the United States. Our office furniture stores rent and sell new and rental return merchandise to individuals and businesses, focusing on renting office furniture to business customers.
     Business customers, who represent an increasing portion of rental customers, rent residential furniture in order to provide furnishings for relocated employees or those on temporary assignment. Business customers also enter into rental agreements for office furniture to meet seasonal, temporary or start-up needs.
     MacTavish Furniture Industries. Aaron Rents is the only major furniture rental company in the United States that manufactures its own furniture. We operate seven furniture plants, and five bedding facilities. By manufacturing our own specially designed residential and office furniture, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products.
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
     In addition, our sales and lease ownership stores offer an up-front “cash and carry” purchase option on select merchandise at prices that are competitive with traditional retailers. However, unlike transactions with most traditional retailers, where the customer is committed to purchase the merchandise, our sales and lease ownership transactions are not credit installment contracts, and the customer may elect to terminate the transaction after a short initial rental period.
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
     The rent-to-rent industry serves both individual and business customers who generally have immediate, temporary needs for residential or office furniture but who usually do not seek to own the merchandise. Residential furniture and accessories are rented to:
•	individuals seeking to rent furnishings for their own homes and apartments;

•	apartment complex managers seeking to provide furnished apartments;

•	insurance housing providers that provide interim housing for displaced clients; and

•	third party companies that provide interim housing for their corporate clients.
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
Operating Strategies
     Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
•	Differentiate our Aaron’s Sales & Lease Ownership concept – We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a

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

•	Offer high levels of customer service and satisfaction – We foster good relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s E-University, which is a 40-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.

•	Promote our vendors and the Aaron’s™® brand name – Our marketing programs target the prime customer base for our products, such as our brand name “Dream Products” merchandise, which we advertise through our “Drive Dreams Home” sponsorship of NASCAR championship racing. Sponsorship of other sporting events, such as arena football, NBA basketball, major league baseball and various college sports, also reaches this market. We typically distribute mass mailings of promotional material outlining specific products every two weeks, with the goal of reaching households within a specified radius of each store at least 24 times per year. We currently mail over 25 million flyers monthly to consumers in areas served by our stores. We also utilize local television and radio advertising in concentrated geographic markets and for special promotions.

•	Manage merchandise through our manufacturing and distribution capabilities – We believe that our manufacturing operations and network of 16 fulfillment centers at December 31, 2007 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.

•	Utilize proprietary management information systems – We use proprietary computerized information systems to pursue systematically collections, to manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis. Our separate systems are tailored to meet the distinct needs of our sales and lease ownership and corporate furnishings operations.
Growth Strategies
     We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:
•	Open additional company-operated sales and lease ownership stores – We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added 169 company-operated stores in 2007.

•	Increase our sales and lease ownership franchises – We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of company revenues.

•	Increase revenues and net earnings from existing sales and lease ownership stores – We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our company-operated sales and lease ownership stores of 3.8% in 2007, 7.2% in 2006 and 8.3% in 2005. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received rental agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.

•	Seek selective acquisitions in both new and existing sales and lease ownership markets – We will continue to explore acquisitions of other rent-to-own operations and select company franchisees. In 2007, we acquired the rental agreements, merchandise and assets of 77 sales and lease ownership locations. Seventeen of these locations were subsequently merged with existing locations and nine were sold to franchisees, resulting in 51 new stores from acquisitions. We will also seek to convert existing independent rental operators to convert their stores to Aaron’s Sales and Lease Ownership franchised stores.

Operations
Sales and Lease Ownership
     We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2007, we had 1,014 company-operated sales and lease ownership stores in 33 states and Canada.
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
     The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. We also build to suit or occupy stand-alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within approximately ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division. Our sales and lease ownership stores also offer lawn tractors and jewelry.
     We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 84% of our sales and lease ownership agreements are monthly and approximately 16% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. We re-rent or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.
     During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similar to our other sales and lease ownership stores. At December 31, 2007, we had 27 company-operated and four franchised RIMCO stores open and expect to expand this business during 2008 by opening additional company-operated and franchised stores.
Sales and Lease Ownership Franchise Program
     We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2007 we had 484 franchised stores open and area development agreements with franchisees to open 284 stores in the future. We believe that our relations with our franchisees are generally good.
     Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although some franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.
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
Corporate Furnishings
     We have been in the rent-to-rent business for over 50 years and believe we are the second largest corporate furnishings rental company in the United States. Our corporate furnishings business accounted for approximately 9% of our total revenues in 2007. We rent new and rental return merchandise to both individuals and businesses, with a growing focus on renting residential and office furniture to business customers. As of December 31, 2007, we operated 46 corporate furnishings stores and 16 office furniture stores in 16 states.
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

Furniture Manufacturing
     Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has seven furniture manufacturing plants and five bedding manufacturing facilities totaling approximately 767,000 square feet in the aggregate, that supply the majority of our upholstered furniture and bedding. We currently have no plans to significantly expand our capacity.
     Our MacTavish Furniture Industries division manufactures:
•	upholstered living-room furniture, including contemporary sofas, sofa beds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics;

•	bedding, including standard sizes of mattresses and box springs; and

•	office furniture, including desks, credenzas, conference tables, bookcases and chairs.
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
     Our premier event partnership continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. Both races are broadcast live on ABC/ESPN television and are among the most watched NASCAR events.
     We have continued our sponsorship of Michael Waltrip Racing with David Reutimann driving the #99 Aaron’s Dream Machine in the Nationwide Series in 2008 and also the Aaron’s #00 Dream Machine in the Sprint Cup Series races at Daytona, Atlanta, and Bristol.
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
     These sports partnerships are integrated into advertising, promotional and marketing initiatives, which we believe significantly boost the company’s brand awareness and customer loyalty.
     Aaron’s in-house advertising and promotions department distributes over 25 million direct circulars each month which highlight featured merchandise and demonstrate the cost advantage to consumers of sales and lease ownership rather than rent-to-own.
     We market our corporate furnishings operations with print-based marketing programs targeting corporate customers. In addition, the division has a national accounts program that develops strategic partnerships to service clients’ nationwide needs. As an example, the corporate furnishings division has developed an alliance with a large trailer company to handle all of the short term furnishings for trailers used at NASCAR races and has been a sponsor in the Tour de Georgia professional cycling racing program. We also rely on the use of brochures, newspapers, radio, television, direct mail, trade publications, yellow pages, and the internet (http://www.aaronrents.com; www.aaronrentsfurniture.com; www.shopaarons.com, which information is not incorporated into this Annual Report on Form 10-K) to reach customers. In addition to advertising specific vendor products, we believe this advertising increases Aaron Rents’ brand recognition.
Store Operations
Management.  Our Aaron’s Sales & Lease Ownership division has 11 regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within the respective regions. Our corporate furnishings division is organized geographically into two regions, each supervised by a vice president. Presidents manage the sales and lease ownership and corporate furnishings divisions.
     Stores are directly supervised by 106 sales and lease ownership regional managers, four RIMCO regional managers, three office furnishings regional managers and six corporate furnishings regional managers. At the individual store level, the store manager is primarily responsible for:
•	customer and credit relations;

•	deliveries and pickups;

•	warehouse and inventory management; and

•	certain marketing efforts.
     Store managers are also responsible for inspecting rental return merchandise to determine whether it should be sold as is, rented again as is, repaired and sold, or reconditioned for additional rental. A significant portion of the store manager’s compensation is dependent upon store revenues and profits.
     Executive management directs and coordinates:
•	purchasing;

•	financial planning and control;

•	franchise operations;

•	manufacturing;

•	employee training;

•	new store site selection and construction for company-operated stores;

•	long range and strategic planning;

•	enterprise risk management;

•	organizational issues; and

•	acquisitions.
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
Rental Agreement Approval, Renewal and Collection.  One of the keys to the success of our sales and lease ownership operation is timely cash collections. Individual store managers track cash collections and customers are contacted within a few days of when their lease payments are due in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in the sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
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
     Net bad debt losses from corporate furnishings rentals as a percentage of corporate furnishings rental revenues were approximately 1.5%, 0.6%, and 1.1%, for the years ended December 31, 2007, 2006, and 2005, respectively. We do not extend credit to sales and lease ownership customers. For the same periods, net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.7%, 2.1%, and 2.6%, respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.
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
     Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs.  Our Aaron’s Sales & Lease Ownership division has developed one of the largest e-learning programs in the industry, called Aaron’s E-University.  Aaron’s E-University is designed to provide a uniform customer service experience regardless of the store location, whether company-operated or franchised.  Standardizing operating procedures throughout our system is a primary focus of Aaron’s E-University.  Aaron’s national trainers provide live training via e-learning through an ongoing 40-course curriculum for all of their sales and lease ownership associates from entry level to management.  The corporate furnishings division’s sales and management training programs have similar training conducted at our Atlanta headquarters.  In addition to the e-learning program, approximately once a month we distribute a DVD entitled “Inside Aaron’s.” These DVDs are intended to communicate a wide variety of topics of interest to our store personnel regarding current company initiatives.  Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution
     Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.
     The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2007 attributable to different merchandise categories:

Percentage of
Merchandise Category	2007 Revenues
Electronics	31%
Appliances	15%
Furniture	33%
Computers	17%
Other	4%
     In our corporate furnishings division, furniture is the primary merchandise category, accounting for approximately 93% of corporate furnishings revenues for the year ended December 31, 2007.
     We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we rent or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.
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
     Although definitive industry statistics are not available, we believe that Aaron Rents is one of the largest furniture rental companies in the United States. We also believe that we generally have a favorable competitive position in that industry because of our competitive pricing, manufacturing capabilities, prompt delivery, brand recognition and commitment to customer service.
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
Employees
     At December 31, 2007, Aaron Rents had approximately 9,600 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.
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
     Opening new company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores is affected by, among other things:
•	the substantial outlay of financial resources required to open new stores and initially operate them, and the availability of capital sources to finance new openings and initial operation;

•	difficulties associated with hiring, training and retaining additional skilled personnel, including store managers;

•	our ability to identify suitable new store sites and to negotiate acceptable leases for these sites;

•	competition in existing and new markets;

•	consumer demand, tastes and spending patterns in new markets that differ from those in our existing markets; and

•	challenges in adapting our distribution and other operational and management systems to an expanded network of stores.
     If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rates we currently contemplate.
If we cannot manage the costs of opening new stores, our profitability may suffer.
     Since the beginning of 2006, we added a net of 266 company-operated sales and lease ownership stores. Opening large numbers of new stores requires significant start-up expenses, and new stores are often not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2007, we estimate that start-up expenses for new stores reduced our net earnings by approximately $12 million, or $.23 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
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
     We frequently acquire other sales and lease ownership businesses. We acquired the rental agreements, merchandise and assets of 51 stores through acquisitions in 2007. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron Rents’ existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.
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
     We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $140.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2007 was $108.6 million. Of this amount, approximately $77.4 million represents franchisee borrowings outstanding under the franchise loan program and approximately $31.2 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
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
You should not rely solely on our same store revenues as an indication of our future results of operations because they fluctuate significantly.
     Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 3.8% for 2007 and 7.2% in 2006. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:
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
     As a franchisor, we are subject to both regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We lease space for substantially all of our store and warehouse operations under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from one to 15 years at rental rates generally adjusted on the basis of the consumer price index or other factors.
     The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

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

     Our executive and administrative offices occupy approximately 36,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia and a one-story building with over 46,000 square feet in Marietta, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
     The following table shows the range of high and low prices per share for the Common Stock and Class A Common Stock and the cash dividends declared per share for the periods indicated.
     The Company’s Common Stock and Class A Common Stock are listed on the New York Stock Exchange under the symbols “RNT” and “RNTA”, respectively.
     The number of shareholders of record of the Company’s Common Stock and Class A Common Stock at February 19, 2008 was 274 and 109, respectively. The closing prices for the Common Stock and Class A Common Stock at February 19, 2008 were $18.80 and $17.00, respectively.
     Subject to our ongoing ability to generate sufficient income, any future capital needs and other contingencies, we expect to continue our policy of paying dividends. Our articles of incorporation provide that no cash dividends may be paid on our Class A Common Stock unless equal or higher dividends are paid on the Common Stock. Under our revolving credit agreement, we may pay cash dividends in any fiscal year only if the dividends do not exceed 50% of our consolidated net earnings for the prior fiscal year plus the excess, if any, of the cash dividend limitation applicable to the prior year over the dividend actually paid in the prior year.

			Cash
			Dividends
Common Stock	High	Low	Per Share

December 31, 2007
First Quarter	$30.56	$25.93	$.015
Second Quarter	30.72	25.72	.015
Third Quarter	29.70	20.16	.015
Fourth Quarter	22.85	18.23	.016

December 31, 2006
First Quarter	$28.08	$20.82	$.014
Second Quarter	29.99	24.82	.014
Third Quarter	27.57	22.17	.014
Fourth Quarter	29.29	21.80	.015

			Cash
			Dividends
Class A Common Stock	High	Low	Per Share

December 31, 2007
First Quarter	$27.52	$23.40	$.015
Second Quarter	26.94	23.54	.015
Third Quarter	26.16	19.90	.015
Fourth Quarter	21.60	16.26	.016

December 31, 2006
First Quarter	$25.60	$19.20	$.014
Second Quarter	26.25	23.00	.014
Third Quarter	24.83	20.25	.014
Fourth Quarter	26.38	20.25	.015
Recent Sales of Unregistered Securities
     Pursuant to a Share Exchange Agreement dated November 14, 2007, the Company issued 76,891 unregistered shares of the Company’s Common Stock in exchange for 81,237 shares of the Company’s Class A Common Stock held by three of its unaffiliated shareholders. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
     The Company made repurchases of its Common Stock during November and December of the fourth quarter of 2007, however, the Company made no repurchases of Class A Common Stock during 2007. On November 15, 2007, the Board of Directors approved and authorized the repurchase of an additional 2,329,498 of common shares over the previously authorized repurchase amount of 2,670,502 shares, bringing to 5,000,000 the total number of Aaron Rents, Inc. common shares authorized for repurchase. As of December 31, 2007, 4,307,958 common shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.

Issuer Purchases of Equity Securities

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs
October 1 through October 31, 2007	—	—	—	2,670,502
November 1 through November 30, 2007	150,000	19.35	150,000	4,850,000
December 1 through December 31, 2007	542,042	19.45	542,042	4,307,958
Total	692,042	19.43	692,042

     Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(Dollar Amounts in Thousands,	December 31,	December 31,	December 31,	December 31,	December 31,
Except Per Share)	2007	2006	2005	2004	2003

OPERATING RESULTS
Revenues:
Rentals and Fees	$1,126,812	$992,791	$845,162	$694,293	$553,773
Retail Sales	54,518	62,319	58,366	56,259	68,786
Non-Retail Sales	261,584	224,489	185,622	160,774	120,355
Franchise Royalties and Fees	38,803	33,626	29,781	25,253	19,347
Other	13,194	13,367	6,574	9,901	4,536

	1,494,911	1,326,592	1,125,505	946,480	766,797

Costs and Expenses:
Retail Cost of Sales	36,099	41,262	39,054	39,380	50,913
Non-Retail Cost of Sales	239,755	207,217	172,807	149,207	111,714
Operating Expenses	674,412	579,565	507,158	414,518	344,884
Depreciation of Rental Merchandise	407,321	364,109	305,630	253,456	195,661
Interest	8,479	9,729	8,519	5,413	5,782

	1,366,066	1,201,882	1,033,168	861,974	708,954

Earnings Before Income Taxes	128,845	124,710	92,337	84,506	57,843
Income Taxes	48,570	46,075	34,344	31,890	21,417

Net Earnings	$80,275	$78,635	$57,993	$52,616	$36,426

Earnings Per Share	$1.48	$1.50	$1.16	$1.06	$.74
Earnings Per Share Assuming Dilution	1.46	1.47	1.14	1.04	.73

Dividends Per Share:

Common	$.061	$.057	$.054	$.039	$.022
Class A	.061	.057	.054	.039	.022

FINANCIAL POSITION
Rental Merchandise, Net	$623,452	$612,149	$550,932	$425,567	$343,013
Property, Plant and Equipment, Net	247,038	170,294	133,759	111,118	99,584
Total Assets	1,113,176	979,606	858,515	700,288	559,884
Interest-Bearing Debt	185,832	129,974	211,873	116,655	79,570
Shareholders’ Equity	673,380	607,015	434,471	375,178	320,186

AT YEAR END
Stores Open:
Company-Operated	1,076	904	806	674	560
Franchised	484	441	392	357	287
Rental Agreements in Effect	965,000	773,000	697,000	582,000	464,800
Number of Employees	9,600	8,400	7,600	6,400	5,400

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Office Furnishings Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our sales and lease ownership division represents the fastest growing segment of our business, accounting for 91%, 90%, and 89% of our total revenues in 2007, 2006, and 2005 respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.126 billion in 2005 to $1.495 billion in 2007, representing a compound annual growth rate of 15.2%. Total revenues for the year ended December 31, 2007 were $1.495 billion, an increase of $168.3 million, or 12.7%, over the prior year.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added 169 company-operated sales and lease ownership stores in 2007. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net 43 stores in 2007. We purchased 39 franchised stores during 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $38.8 million of revenues in 2007, up from $29.8 million in 2005, representing a compounded annual growth rate of 14.1%.
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
Critical Accounting Policies

Revenue Recognition
Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for rental revenues due but not yet received, net of allowances, and a deferral of revenue for rental payments received prior to the month due. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. At the years ended December 31, 2007 and 2006, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $27.1 million and $24.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.3 million and $5.0 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
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
We record rental merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The 2005 rental merchandise adjustments include write-offs of merchandise in the third quarter that resulted from losses associated with Hurricanes Katrina and Rita. These hurricane-related write-offs were $2.8 million, net of insurance proceeds. Rental merchandise adjustments totaled $30.0 million, $20.8 million, and $21.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Leases and Closed Store Reserves
The majority of our company-operated stores are operated from leased facilities under operating lease agreements. The substantial majority of these leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. Finally, we do not generally obtain significant amounts of lease incentives or allowances from landlords. The total amount of incentives and allowances received in 2007, 2006, and 2005 totaled $1.4 million, $1.5 million, and $1.5 million, respectively. Such amounts are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. For the years ended December 31, 2007 and 2006, our reserve for closed or consolidated stores was $1.3 million and $693,000, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at December 31, 2006.

Insurance Programs
Aaron Rents maintains insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our workers compensation insurance claims and group health insurance balance was a prepaid expense of $5.6 million and $656,000 at December 31, 2007 and 2006, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2007. Additionally, if the actual group health insurance liability exceeds our projections, we will be required to pay additional amounts beyond those accrued at December 31, 2007.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues
We believe the changes in same store revenues are a key performance indicator. The change in same store revenues is calculated by comparing revenues for the year to revenues for the prior year for all stores open for the entire 24-month period, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Year Ended December 31, 2007 Versus Year Ended December 31, 2006
The following table shows key selected financial data for the years ended December 31, 2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006.

			Increase/	% Increase/
			(Decrease) in	(Decrease) to
	Year Ended December 31,		Dollars to 2007	2007 from
(In Thousands)	2007	2006	from 2006	2006
REVENUES:
Rentals and Fees	$1,126,812	$992,791	$134,021	13.5%
Retail Sales	54,518	62,319	(7,801)	(12.5)
Non-Retail Sales	261,584	224,489	37,095	16.5
Franchise Royalties and Fees	38,803	33,626	5,177	15.4
Other	13,194	13,367	(173)	(1.3)

	1,494,911	1,326,592	168,319	12.7
COSTS AND EXPENSES:
Retail Cost of Sales	36,099	41,262	(5,163)	(12.5)
Non-Retail Cost of Sales	239,755	207,217	32,538	15.7
Operating Expenses	674,412	579,565	94,847	16.4
Depreciation of Rental Merchandise	407,321	364,109	43,212	11.9
Interest	8,479	9,729	(1,250)	(12.8)

	1,366,066	1,201,882	164,184	13.7

EARNINGS BEFORE INCOME TAXES	128,845	124,710	4,135	3.3

INCOME TAXES	48,570	46,075	2,495	5.4

NET EARNINGS	$80,275	$78,635	$1,640	2.1%

Revenues
The 12.7% increase in total revenues, to $1.495 billion in 2007 from $1.327 billion in 2006, was due mainly to a $134.0 million, or 13.5%, increase in rentals and fees revenues, plus a $37.1 million increase in non-retail sales. The $134.0 million increase in rentals and fees revenues was attributable to a $131.2 million increase from our sales and lease ownership division, which had a 3.8% increase in same store revenues during the 24 month period ended December 31, 2007 and added 266 company-operated stores since the beginning of 2006. Additionally, included in other revenues in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters and included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores located in the continental United States.
The 12.5% decrease in revenues from retail sales, to $54.5 million in 2007 from $62.3 million in 2006, was due to a decrease of $4.1 million in the sales and lease ownership division and a decrease of $3.7 million in the corporate furnishings division. The decline in retail sales was primarily driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006. Retail sales represent sales of both new and returned rental merchandise.
The 16.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $261.6 million in 2007 from $224.5 million in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at December 31, 2007 was 484, reflecting a net addition of 92 stores since the beginning of 2006.

The 15.4% increase in franchise royalties and fees, to $38.8 million in 2007 from $33.6 million in 2006, primarily reflects an increase in royalty income from franchisees, increasing 17.3% to $29.8 million in 2007 compared to $25.4 million in 2006. The increase is due primarily to the growth in the number of franchisees.
The 1.3% decrease in other revenues, to $13.2 million in 2007 from $13.4 million in 2006, is primarily due to a decline in investment and interest income during the period.
With respect to our major operating unit, revenues for our sales and lease ownership division increased 13.7%, to $1.366 billion for 2007 from $1.201 billion for 2006. This increase was attributable to the addition of stores and same store revenue growth described above.
Cost of Sales
Cost of sales from retail sales decreased 12.5% to $36.1 million in 2007 compared to $41.3 million in 2006, with retail cost of sales as a percentage of retail sales remaining stable at 66.2% for both periods. Retail cost of sales as a percentage of retail sales in our sales and lease ownership division decreased to 54.0% in 2007 from 58.7% in 2006 as a result of the increase in retail sales prices mentioned above. This decrease in the sales and lease ownership division was offset by an increase in retail cost of sales as a percentage of retail sales in our corporate furnishings division, to 75.5% in 2007 from 72.2% in 2006.
Cost of sales from non-retail sales increased 15.7%, to $239.8 million in 2007 from $207.2 million in 2006, and as a percentage of non-retail sales, decreased slightly to 91.7% from 92.3%.
Expenses
Operating expenses in 2007 increased $94.8 million to $674.4 million from $579.6 million in 2006, a 16.4% increase. As a percentage of total revenues, operating expenses were 45.1% in 2007 and 43.7% in 2006. Operating expenses increased as a percentage of total revenues in 2007 mainly due to the adding of 266 company-operated stores since the beginning of 2006.
Depreciation of rental merchandise increased $43.2 million to $407.3 million in 2007 from $364.1 million during the comparable period in 2006, an 11.9% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased slightly to 36.1% from 36.7% a year ago.
Interest expense decreased to $8.5 million in 2007 compared with $9.7 million in 2006, a 12.8% decrease. The decrease in interest expense was primarily due to lower debt levels during the first half of 2007. Debt levels during the first half of 2007 were lower as a result of debt payments made with cash from operations.
Income tax expense increased $2.5 million to $48.6 million in 2007 compared with $46.1 million in 2006, representing a 5.4% increase. Aaron Rents’ effective tax rate was 37.7% in 2007 compared with 36.9% in 2006.
Net Earnings
Net earnings increased $1.6 million to $80.3 million in 2007 compared with $78.6 million in 2006, representing a 2.1% increase. As a percentage of total revenues, net earnings were 5.4% and 5.9% in 2007 and 2006, respectively. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 3.8% increase in same store revenues, and a 15.4% increase in franchise royalties and fees. Additionally, included in other revenues in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters and included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores located in the continental United States.
Year Ended December 31, 2006 Versus Year Ended December 31, 2005
The following table shows key selected financial data for the years ended December 31, 2006 and 2005, and the changes in dollars and as a percentage to 2006 from 2005.

			Increase in	% Increase to
	Year Ended December 31,		Dollars to 2006	2006 from
(In Thousands)	2006	2005	from 2005	2005
REVENUES:
Rentals and Fees	$992,791	$845,162	$147,629	17.5%
Retail Sales	62,319	58,366	3,953	6.8
Non-Retail Sales	224,489	185,622	38,867	20.9
Franchise Royalties and Fees	33,626	29,781	3,845	12.9
Other	13,367	6,574	6,793	103.3

	1,326,592	1,125,505	201,087	17.9
COSTS AND EXPENSES:
Retail Cost of Sales	41,262	39,054	2,208	5.7
Non-Retail Cost of Sales	207,217	172,807	34,410	19.9
Operating Expenses	579,565	507,158	72,407	14.3
Depreciation of Rental Merchandise	364,109	305,630	58,479	19.1
Interest	9,729	8,519	1,210	14.2

	1,201,882	1,033,168	168,714	16.3

EARNINGS BEFORE INCOME TAXES	124,710	92,337	32,373	35.1

INCOME TAXES	46,075	34,344	11,731	34.2

NET EARNINGS	$78,635	$57,993	$20,642	35.6%

Revenues
The 17.9% increase in total revenues, to $1.327 billion in 2006 from $1.126 billion in 2005, was due mainly to a $147.6 million, or 17.5%, increase in rentals and fees revenues, plus a $38.9 million increase in non-retail sales. The $147.6 million increase in rentals and fees revenues was attributable to a $142.4 million increase from our sales and lease ownership division, which had a 7.2% increase in same store revenues during the 24 month period ended December 31, 2006 and added 229 company-operated stores since the beginning of 2005. The growth in our sales and lease ownership division was augmented by a $5.5 million increase in revenues in our corporate furnishings division. Additionally, included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores located in the continental United States. We received $16.0 million in cash proceeds and disposed of goodwill of $1.0 million in conjunction with these sales.
The 6.8% increase in revenues from retail sales, to $62.3 million in 2006 from $58.4 million in 2005, was primarily due to an increase of $3.7 million in the sales and lease ownership division as a result of the increased demand and growing store base described above. Retail sales represent sales of both new and returned rental merchandise.
The 20.9% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $224.5 million in 2006 from $185.6 million in 2005, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at December 31, 2006 was 441, reflecting a net addition of 84 stores since the beginning of 2005.
The 12.9% increase in franchise royalties and fees, to $33.6 million in 2006 from $29.8 million in 2005, primarily reflects an increase in royalty income from franchisees, increasing 17.6% to $25.4 million in 2006 compared to $21.6 million in 2005. The increase in royalty income from franchisees was partially offset by decreased franchise and financing fee revenues. Revenues increased in this area primarily due to the previously mentioned growth of franchised stores and an increase in certain royalty rates.
The 103.3% increase in other revenues, to $13.4 million in 2006 from $6.6 million in 2005, is primarily attributable to a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores in the continental United States. In addition, included in other income in 2005 is $934,000 of proceeds from business interruption insurance associated with the operations of hurricane-affected areas and a $565,000 gain on the sale of our holdings of Rent-Way, Inc. common stock.
With respect to our major operating units, revenues for our sales and lease ownership division increased 19.5%, to $1.201 billion for 2006 from $1.005 billion for 2005. This increase was attributable to the addition of stores and same store revenue growth described above. The 4.7% increase in corporate furnishings division revenues, to $123.0 million for 2006 from $117.5 million for 2005, is primarily the result of improving economic and business conditions.
Cost of Sales
Cost of sales from retail sales increased 5.7% to $41.3 million in 2006 compared to $39.1 million in 2005, with retail cost of sales as a percentage of retail sales remaining comparable between the periods.
Cost of sales from non-retail sales increased 19.9%, to $207.2 million in 2006 from $172.8 million in 2005, and as a percentage of non-retail sales, decreased slightly to 92.3% from 93.1%.
Expenses
Operating expenses in 2006 increased $72.4 million to $579.6 million from $507.2 million in 2005, a 14.3% increase. As a percentage of total revenues, operating expenses were 43.7% in 2006 and 45.1% in 2005. Operating expenses decreased as a percentage of total revenues in 2006 mainly due to the maturing of new company-operated sales and lease ownership stores and the 7.2% increase in same store revenues previously mentioned. Additionally, operating expenses in 2005 included $2.5 million in expenses, net of $1.9 million of insurance recoveries, related to losses due to Hurricanes Katrina and Rita.
Depreciation of rental merchandise increased $58.5 million to $364.1 million in 2006 from $305.6 million during the comparable period in 2005, a 19.1% increase. As a percentage of total rentals and fees, depreciation of rental merchandise increased to 36.7% from 36.2% from a year ago. The increase as a percentage of rentals and fees was primarily due to increased depreciation expense associated with an increase in 90 day same as cash sales and the early payout of lease ownership agreements in our sales and lease ownership division and, to a lesser extent, a greater percentage of our rentals and fees revenues coming from our sales and lease ownership division, which depreciates its rental merchandise at a faster rate than our corporate furnishings division.
Interest expense increased to $9.7 million in 2006 compared with $8.5 million in 2005, a 14.2% increase. The increase in interest expense was primarily due to higher debt levels during part of 2006 and, to a lesser extent, higher interest rates in 2006. Debt levels at December 31, 2006 decreased significantly as a result of debt payments made with the proceeds of the Company’s 2006 stock offering.
Income tax expense increased $11.7 million to $46.1 million in 2006 compared with $34.3 million in 2005, representing a 34.2% increase. Aaron Rents’ effective tax rate was 36.9% in 2006 compared with 37.2% in 2005.
Net Earnings
Net earnings increased $20.6 million to $78.6 million in 2006 compared with $58.0 million in 2005, representing a 35.6% increase. As a percentage of total revenues, net earnings were 5.9% and 5.2% in 2006 and 2005, respectively. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 7.2% increase in same store revenues, and a 12.9% increase in franchise royalties and fees. Additionally, included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores in the continental United States. Also included in the 2005 results are increased expenses and losses due to Hurricanes Katrina and Rita.
Balance Sheet
Cash. The Company’s cash balance decreased to $5.2 million at December 31, 2007 from $8.8 million at December 31, 2006. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.

Rental Merchandise. The increase of $11.3 million in rental merchandise, net of accumulated depreciation, to $623.5 million at December 31, 2007 from $612.1 million at December 31, 2006, is primarily the result of a net increase of 169 company-operated stores since December 31, 2006 and the continued revenue growth of existing company-operated stores.
Property, Plant and Equipment. The increase of $76.7 million in property, plant and equipment, net of accumulated depreciation, to $247.0 million at December 31, 2007 from $170.3 million at December 31, 2006, is primarily the result of a net increase of 169 company-operated stores since December 31, 2006.
Goodwill. The $31.2 million increase in goodwill, to $143.3 million on December 31, 2007 from $112.0 million on December 31, 2006, is the result of a series of acquisitions of sales and lease ownership businesses. During 2007, the Company acquired a net of 51 stores. The aggregate purchase price for these asset acquisitions totaled $57.3 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Other Intangibles. The $1.4 million increase in other intangibles, to $4.8 million on December 31, 2007 from $3.4 million on December 31, 2006, is the result of acquisitions of sales and lease ownership businesses mentioned above, net of amortization of certain finite-life intangible assets.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $7.9 million to $37.3 million at December 31, 2007 from $29.4 million at December 31, 2006, primarily as a result of an increase in prepaid workers compensation insurance.
Accounts Payable and Accrued Expenses. The increase of $20.0 million in accounts payable and accrued expenses, to $141.0 million at December 31, 2007 from $121.0 million at December 31, 2006, is primarily the result of an increase in current income taxes payable.
Deferred Income Taxes Payable. The decrease of $11.4 million in deferred income taxes payable to $82.3 million at December 31, 2007 from $93.7 million at December 31, 2006 is primarily the result of the slow down of rental merchandise inventory growth during 2007.
Credit Facilities and Senior Notes. The $55.9 million increase in the amounts we owe under our credit facilities to $185.8 million on December 31, 2007 from $130.0 million on December 31, 2006, reflects net borrowings under our revolving credit facility during 2007 primarily to fund purchases of rental merchandise, acquisitions, and working capital. Additionally, we made a $10.0 million repayment on our senior unsecured notes in the third quarter of 2007.
Liquidity and Capital Resources
General
Cash flows generated from operating activities for the years ended December 31, 2007 and 2006 were $109.2 million and $75.0 million, respectively. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
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
At December 31, 2007, $82.9 million was outstanding under our revolving credit agreement. The credit facilities balance increased by $67.3 million in 2007 primarily as a result of net borrowings made under our credit facility during the period. We renegotiated our revolving credit agreement on February 27, 2006, extending the life of the agreement until May 28, 2008 and increasing the total available credit to $140.0 million. We have $20.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments of which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until August 2009. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which are first required in 2008.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than rental merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholder’s equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have previously filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2007 and believe that we will continue to be in compliance in the future.
On February 27, 2007, we amended the franchise loan facility and guaranty to increase the maximum commitment amount from $115.0 million to $125.0 million.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise acquired in these purchases being treated as an investing cash outflow rather than as an operating cash flow as occurs with our normal rental merchandise purchases. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of rental merchandise purchased in these acquisitions and shown under investing activities was $20.4 million in 2007, $13.3 million in 2006 and $16.8 million in 2005.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of December 31, 2007, Aaron Rents was authorized by its board of directors to purchase up to 4,307,958 common shares under approved resolutions. We repurchased 692,042 shares during the fourth quarter of 2007.
We have a consistent history of paying dividends, having paid dividends for 20 consecutive years. A $.014 per share dividend on Common Stock and Class A Common Stock was paid in January 2006, April 2006, and July 2006. Our board of directors increased the dividend for the third quarter of 2006 to $.015 per share from the previous quarterly dividend of $.014 per share. The payment for the third quarter of 2006 was distributed in October 2006 for a total fiscal year cash outlay of $2.9 million. A $.015 per share dividend on Common Stock and Class A Common Stock was paid in January 2007, April 2007, July 2007, and October 2007 for a total cash outlay of $3.2 million in 2007. Our board of directors increased the dividend 6.7% for the fourth quarter of 2007 on November 15, 2007 to $.016 per share from the previous quarterly dividend of $.015 per share. The payment for the fourth quarter was paid in January 2008. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of capital in the ordinary course of business.

Commitments
Income Taxes. During 2007, we made $50.9 million in income tax payments. During 2008, we anticipate that we will make cash payments for income taxes approximating $19 million. The Company has benefited in the past from the additional first-year or “bonus” depreciation allowance under U.S. federal income tax law related to its operations in the Gulf Opportunities Zone. The Company will also benefit from the Economic Stimulus Act of 2008 as bonus depreciation will be available on its assets nationwide and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business.
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 13 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 11.76% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by the LLC for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
During 2006, a property sold by Aaron Rents to a second LLC controlled by the Company’s major shareholder for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000 was sold to an unrelated third party. We entered into a new capital lease with the unrelated third party. No gain or loss was recognized on this transaction.
We finance a portion of our store expansion through sale-leaseback transactions. The properties are generally sold at net book value and the resulting leases qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are included in the table below.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. At December 31, 2007, the portion that the Company might be obligated to repay in the event franchisees defaulted was $108.6 million. Of this amount, approximately $77.4 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $31.2 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.

We have no long-term commitments to purchase merchandise. See Note F to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2007:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$166,926	$105,610	$34,012	$24,003	$3,301
Capital Leases	18,906	1,091	2,421	2,786	12,608
Operating Leases	337,955	83,831	111,505	48,305	94,314

Total Contractual Cash Obligations	$523,787	$190,532	$147,938	$75,094	$110,223

The following table shows the Company’s approximate commercial commitments as of December 31, 2007:

	Total
	Amounts	Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$108,632	$108,632	$—	$—	$—
Purchase orders or contracts for the purchase of rental merchandise and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of rental merchandise or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.
Market Risk
From time-to-time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe largely minimize the risk of counterparty default.
At December 31, 2007 and 2006 we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008. We are currently evaluating the impact of this Statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this Statement on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: expensing acquisition related costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of this Statement on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 31, 2007, we had $20.0 million of senior unsecured notes outstanding at a fixed rate of 6.88% and $60.0 million of senior unsecured notes outstanding at a fixed rate of 5.03%. We had $82.9 million outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or prime rate.
Market Risk
From time-to-time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe largely minimize the risk of counterparty default.
At December 31, 2007 and 2006 we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to LIBOR or prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing an $800,000 in additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Aaron Rents, Inc.
We have audited the accompanying consolidated balance sheets of Aaron Rents, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron Rents, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note E, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Note A, in 2006 the Company adopted Statement of Financial Accounting Standards (“FASB”) No. 123 (revised), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron Rents, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 28, 2008
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Aaron Rents, Inc.
We have audited Aaron Rents, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron Rents, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Aaron Rents, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron Rents, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 28, 2008
Management Report on Internal Control Over Financial Reporting
Management of Aaron Rents, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 28, 2008, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In Thousands, Except Share Data)
ASSETS:
Cash	$5,249	$8,807
Accounts Receivable (net of allowances of $4,014 in 2007 and $3,037 in 2006)	52,025	43,495
Rental Merchandise	993,423	925,534
Less: Accumulated Depreciation	(369,971)	(313,385)

	623,452	612,149
Property, Plant and Equipment, Net	247,038	170,294
Goodwill, Net	143,282	112,047
Other Intangibles, Net	4,814	3,389
Prepaid Expenses and Other Assets	37,316	29,425

Total Assets	$1,113,176	$979,606

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$141,030	$121,018
Dividends Payable	869	811
Deferred Income Taxes Payable	82,293	93,687
Customer Deposits and Advance Payments	29,772	27,101
Credit Facilities	185,832	129,974

Total Liabilities	439,796	372,591

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at December 31, 2007 and 2006	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at December 31, 2007 and 2006	6,032	6,032
Additional Paid-in Capital	188,575	183,966
Retained Earnings	499,109	424,991
Accumulated Other Comprehensive Loss	(82)	—

	717,854	639,209

Less: Treasury Shares at Cost,
Common Stock, 3,147,360 and 2,696,781 Shares at December 31, 2007 and 2006, respectively	(26,946)	(16,290)
Class A Common Stock, 3,748,860 and 3,667,623 Shares at December 31, 2007 and 2006, respectively	(17,528)	(15,904)

Total Shareholders’ Equity	673,380	607,015

Total Liabilities & Shareholders’ Equity	$1,113,176	$979,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$1,126,812	$992,791	$845,162
Retail Sales	54,518	62,319	58,366
Non-Retail Sales	261,584	224,489	185,622
Franchise Royalties and Fees	38,803	33,626	29,781
Other	13,194	13,367	6,574

	1,494,911	1,326,592	1,125,505
COSTS AND EXPENSES:
Retail Cost of Sales	36,099	41,262	39,054
Non-Retail Cost of Sales	239,755	207,217	172,807
Operating Expenses	674,412	579,565	507,158
Depreciation of Rental Merchandise	407,321	364,109	305,630
Interest	8,479	9,729	8,519

	1,366,066	1,201,882	1,033,168

EARNINGS BEFORE INCOME TAXES	128,845	124,710	92,337

INCOME TAXES	48,570	46,075	34,344

NET EARNINGS	$80,275	$78,635	$57,993

EARNINGS PER SHARE	$1.48	$1.50	$1.16

EARNINGS PER SHARE ASSUMING DILUTION	$1.46	$1.47	$1.14

The accompanying notes are an integral part of the Consolidated Financial Statements.

								Accumulated Other
								Comprehensive (Loss) Income
					Additional			Derivatives
	Treasury Stock		Common Stock		Paid-in	Retained	Comprehensive	Designated as	Marketable
(In Thousands, Except Per Share)	Shares	Amount	Common	Class A	Capital	Earnings	Income	Hedges	Securities
Balance, January 1, 2005	(7,293)	$(37,919)	$22,495	$6,032	$91,032	$294,077	$—	$(279)	$(260)
Dividends, $.054 per share						(2,693)
Reissued Shares	267	1,648			1,820
Net Earnings						57,993	57,993
Change in Fair Value of Financial Instruments, Net of Income Taxes of $284							525	279	246

Comprehensive Income							58,518

Balance, December 31, 2005	(7,026)	(36,271)	22,495	6,032	92,852	349,377		—	(14)
Dividends, $.057 Per share						(3,021)
Stock-Based Compensation					3,671
Reissued Shares	662	4,077			5,169
Stock Offering			1,725		82,274
Net Earnings						78,635	78,635
Change in Fair Value of Financial Instruments, Net of Income Taxes of $8							14		14

Comprehensive Income							78,649

Balance, December 31, 2006	(6,364)	(32,194)	24,220	6,032	183,966	424,991		—	—
Reacquired Shares	(692)	(13,401)
Dividends, $.061 Per share						(3,307)
Stock-Based Compensation					3,067
Reissued Shares	160	1,121			1,542
Net Earnings						80,275	80,275
FIN 48 Adjustment						(2,850)
Foreign Currency Translation Adjustment, Net of Income Taxes of $2							6
Change in Fair Value of Financial Instruments, Net of Income Taxes of $46							(88)		(88)

Comprehensive Income							$80,193

Balance, December 31, 2007	(6,896)	$(44,474)	$24,220	$6,032	$188,575	$499,109		$—	$(88)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
		(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$80,275	$78,635	$57,993
Depreciation of Rental Merchandise	407,321	364,109	305,630
Other Depreciation and Amortization	37,553	31,472	27,501
Additions to Rental Merchandise	(706,674)	(681,716)	(647,657)
Book Value of Rental Merchandise Sold or Disposed	304,994	263,092	233,861
Change in Deferred Income Taxes	(11,394)	18,490	(20,261)
Gain on Marketable Securities	—	—	(579)
(Gain) Loss on Sale of Property, Plant, and Equipment	(4,685)	128	148
Gain on Asset Dispositions	(2,919)	(7,246)	—
Change in Income Tax Receivable, Prepaid Expenses and Other Assets	—	(805)	18,553
Change in Accounts Payable and Accrued Expenses	19,904	8,381	17,025
Change in Accounts Receivable	(8,530)	(683)	(10,076)
Excess Tax Benefits From Stock-Based Compensation	(789)	(3,855)	—
Change in Other Assets	(8,430)	(6,617)	5,864
Change in Customer Deposits	2,671	3,643	4,388
Stock-Based Compensation	2,800	3,671	—
Other Changes, Net	(2,932)	4,262	1,123

Cash Provided by (Used by) Operating Activities	109,165	74,961	(6,487)

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(141,518)	(92,293)	(60,453)
Contracts and Other Assets Acquired	(57,323)	(32,397)	(47,907)
Proceeds from Sale of Marketable Securities	—	—	6,993
Proceeds from Asset Dispositions	6,851	16,005	1,182
Proceeds from Sale of Property, Plant, and Equipment	36,340	28,092	13,004

Cash Used by Investing Activities	(155,650)	(80,593)	(87,181)

FINANCING ACTIVITIES:
Proceeds from Sale of Senior Notes	—	—	60,000
Proceeds from Credit Facilities	513,838	302,587	450,854
Repayments on Credit Facilities	(457,980)	(384,814)	(415,636)
Proceeds from Stock Offering	—	83,999	—
Dividends Paid	(3,249)	(2,909)	(2,641)
Excess Tax Benefits From Stock-Based Compensation	789	3,855	—
Acquisition of Treasury Stock	(13,401)	—	—
Issuance of Stock Under Stock Option Plans	2,930	4,748	2,199

Cash Provided by Financing Activities	42,927	7,466	94,776

(Decrease) Increase in Cash	(3,558)	1,834	1,108
Cash at Beginning of Year	8,807	6,973	5,865

Cash at End of Year	$5,249	$8,807	$6,973

Cash Paid During the Year:
Interest	$8,548	$10,000	$8,395
Income Taxes	50,931	14,273	51,228
The accompanying notes are an integral part of the Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies
As of December 31, 2007 and 2006, and for the Years Ended December 31, 2007, 2006 and 2005. Basis of Presentation — The consolidated financial statements include the accounts of Aaron Rents, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.
In May 2006, the Company completed an underwritten public offering of 3.45 million newly-issued shares of common stock for net proceeds, after the underwriting discount and expenses, of approximately $84.0 million. The Company used the proceeds to repay borrowings under the revolving credit facility. The Company’s Chairman, Chief Executive Officer and controlling shareholder sold an additional 1,150,000 shares in the offering.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In 2006 and 2005 cash flow presentations, $3.2 million and $996,000, respectively, of construction in progress has been reclassified to additions of property, plant and equipment from proceeds from sale of property, plant and equipment.
Line of Business — The Company is engaged in the business of renting and selling residential and office furniture, consumer electronics, appliances, computers, and other merchandise throughout the U.S. and Canada. The Company manufactures furniture principally for its sales and lease ownership and corporate furnishings operations.
Rental Merchandise — The Company’s rental merchandise consists primarily of residential and office furniture, consumer electronics, appliances, computers, and other merchandise and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership division depreciates merchandise over the rental agreement period, generally 12 to 24 months when on rent and 36 months when not on rent, to a 0% salvage value. The corporate furnishings division depreciates merchandise over its estimated useful life, which ranges from six months to 60 months, net of its salvage value, which ranges from 0% to 60% of historical cost. The Company’s policies require weekly rental merchandise counts by store managers, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities on a quarterly basis, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors rental merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable rental merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.
All rental merchandise is available for rental or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records rental merchandise adjustments on the allowance method. The 2005 rental merchandise adjustments include write-offs of merchandise in the third quarter that resulted from losses associated with Hurricanes Katrina and Rita. These hurricane-related write-offs were $2.8 million, net of insurance proceeds. Rental merchandise write-offs totaled $30.0 million, $20.8 million, and $21.8 million during the years ended December 31, 2007, 2006, and 2005, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
Property, Plant and Equipment — The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from eight to 40 years for buildings and improvements and from one to five years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense, included in operating expenses in the accompanying consolidated statements of earnings, for property, plant and equipment was $35.1 million, $29.1 million, and $25.6 million during the years ended December 31, 2007, 2006, and 2005, respectively.
Goodwill and Other Intangibles — Goodwill represents the excess of the purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired in connection with business acquisitions. The Company has elected to perform its annual impairment evaluation as of September 30. Based on the evaluation, there was no impairment. More frequent evaluations are completed if indicators of impairment become evident. Other intangibles represent the value of customer relationships acquired in connection with business acquisitions as well as acquired franchise development rights, recorded at fair value as determined by the Company. As of December 31, 2007 and 2006, the net intangibles other than goodwill were $4.8 million and $3.4 million, respectively. The customer relationship intangible is amortized on a straight-line basis over a two-year useful life while acquired franchise development rights are amortized over the unexpired life of the franchisee’s ten year area development agreement. Amortization expense on intangibles, included in operating expenses in the accompanying consolidated statements of earnings, was $2.5 million, $2.4 million, and $2.0 million during the years ended December 31, 2007, 2006, and 2005, respectively.
Impairment — The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows were less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets. There were no impairments of long-lived assets for the year ended December 31, 2007.
Deferred Income Taxes — These represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such temporary differences arise principally from the use of accelerated depreciation methods on rental merchandise for tax purposes.
Fair Value of Financial Instruments — At December 31, 2007 and 2006, the fair market value of fixed rate long-term debt was $80.4 million and $88.9 million, respectively, based on quoted prices for similar instruments.
Revenue Recognition — Rental revenues are recognized as revenue in the month they are due. Rental payments received prior to the month due are recorded as deferred rental revenue. Until all payments are received under sales and lease ownership agreements, the Company maintains ownership of the rental merchandise. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer. Refer to Note I for discussion of recognition of other franchise-related revenues. The Company presents sales net of sales taxes.
Cost of Sales — Included in cost of sales is the net book value of merchandise sold, primarily using specific identification in the sales and lease ownership division and first-in, first-out in the corporate furnishings division. It is not practicable to allocate operating expenses between selling and rental operations.
Shipping and Handling Costs — The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings and these costs totaled $53.1 million in 2007, $45.0 million in 2006, and $40.5 million in 2005.

Advertising — The Company expenses advertising costs as incurred. Advertising costs are recorded as expenses the first time an advertisement appears. Such costs aggregated to $32.2 million in 2007, $28.3 million in 2006, and $27.1 million in 2005. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable, and incremental costs incurred in selling those vendors’ products. The amounts of cooperative advertising consideration netted against advertising expense were $20.1 million in 2007, $18.3 million in 2006 and $16.9 million in 2005. The prepaid advertising asset was $2.4 million and $2.0 million at December 31, 2007 and 2006, respectively.
Stock-Based Compensation — The Company has stock-based employee compensation plans, which are more fully described in Note H below. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123R”), using the modified prospective application method. Under this transition method, compensation expense recognized in the year ended December 31, 2006 includes the applicable amounts of compensation expense of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and previously presented in the pro forma footnote disclosures.
The Company has in the past granted stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares at the date of grant and, accordingly, recognized no compensation expense for these stock option grants. The Company also has granted stock options for a fixed number of shares to certain key executives with an exercise price below the fair value of the shares at the date of grant (“Key Executive grants”). Compensation expense for Key Executive grants is recognized over the three-year vesting period of the options for the difference between the exercise price and the fair value of a share of Common Stock on the date of grant times the number of options granted. Income tax benefits resulting from stock option exercises credited to additional paid-in capital totaled $1.5 million, $5.2 million, and $1.9 million in 2007, 2006, and 2005, respectively.
The Company amended the Key Executive grants in 2006 and raised the exercise price of each of the stock options to the fair market value of the common stock on the original grant date, adjusted for a 3-for-2 stock dividend that occurred on August 2, 2004 in the case of those stock options with an original grant date that preceded the stock dividend date. The amendment also provides that, in order to compensate the grantees for the increase in the exercise price of the stock options, the full original discounted amount will be paid in cash on the applicable 2007 vesting date.
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

Year Ended
December 31,
(In Thousands, Except Per Share)	2005

Net Earnings before effect of Key Executive grants	$58,522
Expense effect of Key Executive grants recognized	(529)

Net earnings as reported	57,993
Stock-based employee compensation cost, net of tax — pro forma	(1,996)

Pro forma net earnings	$55,997

Earnings per share:
Basic — as reported	$1.16

Basic — pro forma	$1.12

Diluted — as reported	$1.14

Diluted — pro forma	$1.10

Insurance Reserves — Estimated insurance reserves are accrued primarily for group health and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analyses of the projected claims run off for both reported and incurred but not reported claims.
Comprehensive Income — For the years ended December 31, 2007, 2006 and 2005, comprehensive income totaled $80.2 million, $78.6 million, and $58.5 million, respectively.
Foreign Currency Translation — Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.
New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact of this Statement on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of this Statement on its financial statements.

Note B: Earnings Per Share
Earnings per share is computed by dividing net income by the weighted average number of Common Stock and Class A Common Stock outstanding during the year, which were approximately 54,163,000 shares in 2007, 52,545,000 shares in 2006, and 49,846,000 shares in 2005. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 809,000 in 2007, 832,000 in 2006 and 959,000 in 2005.
The Company has a restricted share plan in which shares are issuable upon satisfaction of certain performance conditions. As of December 31, 2007, only a portion of the performance conditions have been met and therefore only a portion of these shares have been included in the computation of diluted earnings per share. The effect of restricted stock increased weighted average shares outstanding by 110,000 in 2007.
Note C: Property, Plant and Equipment
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2007	2006

Land	$50,176	$26,195
Buildings and Improvements	96,804	57,373
Leasehold Improvements and Signs	89,476	79,543
Fixtures and Equipment	66,311	54,148
Assets Under Capital Lease:
with Related Parties	9,332	9,534
with Unrelated Parties	10,564	10,564
Construction in Progress	19,042	10,719

	341,705	248,076
Less: Accumulated Depreciation and Amortization	(94,667)	(77,782)

	$247,038	$170,294

Note D: Credit Facilities
Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2007	2006

Bank Debt	$82,884	$15,612
Senior Unsecured Notes	80,000	90,000
Capital Lease Obligation:
with Related Parties	9,542	10,095
with Unrelated Parties	9,364	10,022
Other Debt	4,042	4,245

	$185,832	$129,974

Bank Debt — The Company has a revolving credit agreement with several banks providing for unsecured borrowings up to $140.0 million. Amounts borrowed bear interest at the lower of the lender’s prime rate or LIBOR plus 87.5 basis points. The pricing under a working capital line is based upon overnight bank borrowing rates. At December 31, 2007 and 2006, respectively, an aggregate of $82.9 million (bearing interest at 5.83%) and $15.6 million (bearing interest at 6.22%) was outstanding under the revolving credit agreement. The Company pays a .20% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement was 5.99% in 2007, 5.97% in 2006, and 4.42% in 2005. The revolving credit agreement expires May 28, 2008.

The revolving credit agreement contains financial covenants which, among other things, forbid the Company from exceeding certain debt to equity levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts would become due immediately. At December 31, 2007, $122.7 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.
Senior Unsecured Notes — On August 14, 2002, the Company sold $50.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The unsecured notes bear interest at a rate of 6.88% per year and mature August 13, 2009. Quarterly interest only payments at an annual rate of 6.88% are due for the first two years followed by annual $10,000,000 principal repayments plus interest for the five years thereafter. The notes were amended in July 2005 as a result of entry into a note purchase agreement for an additional $60.0 million in senior unsecured notes to the purchasers in a private placement. The agreement was amended for the purpose of permitting the new issuance of the notes and amending the negative covenants in the revolving credit agreement.
On July 27, 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments are due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter. The $50.0 million note purchase agreement, of which $20.0 million is outstanding as of December 31, 2007, contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s, revolving credit facility, other note purchase agreement, and its former construction and lease facility, as modified by the amendments described herein.
Capital Leases with Related Parties — In October and November 2004, the Company sold eleven properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s Chairman, Chief Executive Officer, and controlling shareholder. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $883,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense, and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $572,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 11.1%. Accordingly, the land and buildings, associated depreciation expense, and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
During 2006, a property sold by Aaron Rents to a second LLC controlled by the Company’s major shareholder for $6.3 million in April 2002 and leased back to Aaron Rents for a 15-year term at an annual rental of $681,000 was sold to an unrelated third party. The Company entered into a new capital lease with the unrelated third party. No gain or loss was recognized on this transaction.
Leases — The Company finances a portion of store expansion through sale-leaseback transactions. The properties are generally sold at net book value and the resulting leases qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores nor does the Company provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks.
Other Debt — Other debt at December 31, 2007 and 2006 includes $3.3 million of industrial development corporation revenue bonds. The average weighted borrowing rate on these bonds in 2007 was 3.79%. No principal payments are due on the bonds until maturity in 2015.
Future maturities under the Company’s Credit Facilities are as follows:

(In Thousands)

2008	$106,701
2009	23,170
2010	13,263
2011	13,419
2012	13,370
Thereafter	15,909
Note E: Income Taxes
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2007	2006	2005

Current Income Tax Expense (Benefit):
Federal	$53,582	$25,453	$50,064
State	6,382	2,132	4,541

	59,964	27,585	54,605
Deferred Income Tax (Benefit) Expense:
Federal	(10,214)	16,524	(17,751)
State	(1,180)	1,966	(2,510)

	(11,394)	18,490	(20,261)

	$48,570	$46,075	$34,344

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2007	2006

Deferred Tax Liabilities:
Rental Merchandise and Property, Plant and Equipment	$91,823	$99,813
Other, Net	11,625	10,273

Total Deferred Tax Liabilities	103,448	110,086
Deferred Tax Assets:
Accrued Liabilities	6,586	5,053
Advance Payments	10,615	8,959
Other, Net	3,954	2,387

Total Deferred Tax Assets	21,155	16,399

Net Deferred Tax Liabilities	$82,293	$93,687

The Company’s effective tax rate differs from the statutory U.S. Federal income tax rate for the years ended December 31 as follows:

	2007	2006	2005

Statutory Rate	35.0%	35.0%	35.0%
Increases in U.S. Federal Taxes Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.6	2.1	2.2
Other, Net	.1	(.2)	—

Effective Tax Rate	37.7%	36.9%	37.2%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2004 or subject to non-United States income tax examinations for the years ended prior to 2002. The Company does not anticipate total uncertain tax benefits will significantly change during the year due to settlement of audits and the expiration of statutes of limitations. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million increase in the liability for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
The following table summarizes the activity related to our uncertain tax positions:

(In Thousands)
Balance at January 1, 2007	$3,159
Additions based on tax positions related to the current year	178
Additions for tax positions of prior years	343
Statute expirations	(61)
Settlements	(137)

Balance at December 31, 2007	$3,482

As of December 31, 2007, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.5 million, including interest and penalties. During the year ended December 31, 2007, the Company recognized interest and penalties of $530,000. The Company had $735,000 and $550,000 of accrued interest and penalties at December 31, 2007 and January 1, 2007, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Note F: Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2021. The Company also leases certain properties under capital leases that are more fully described in Note D. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2007, are as follows: $83.8 million in 2008; $66.2 million in 2009; $45.3 million in 2010; $28.8 million in 2011; $19.5 million in 2012; and $94.3 million thereafter.
The Company has guaranteed certain debt obligations of some of the franchisees amounting to $108.6 million and $111.6 million at December 31, 2007 and 2006, respectively. Of this amount, approximately $77.4 million represents franchise borrowings outstanding under the franchise loan program and approximately $31.2 million represents franchise borrowings under other debt facilities at December 31, 2007. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied. The Company has recourse rights to the assets securing the debt obligations. As a result, the Company has never incurred any, nor does management expect to incur any, significant losses under these guarantees.
Rental expense was $83.7 million in 2007, $72.0 million in 2006, and $59.9 million in 2005.
The Company maintains a 401(k) savings plan for all full-time employees with at least one year of service with the Company and who meet certain eligibility requirements. The plan allows employees to contribute up to 10% of their annual compensation with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $806,000 in 2007, $791,000 in 2006, and $676,000 in 2005.
Note G: Shareholders’ Equity
The Company held 6,896,220 common shares in its treasury and was authorized to purchase an additional 4,307,958 shares at December 31, 2007. The Company’s articles of incorporation provide that no cash dividends may be paid on the Class A Common Stock unless equal or higher dividends are paid on the Common Stock. The Company repurchased 692,042 shares of Common Stock in 2007.
If the number of the Class A Common Stock (voting) falls below 10% of the total number of outstanding shares of the Company, the Common Stock (non-voting) automatically converts into Class A Common Stock. The Common Stock may convert to Class A Common Stock in certain other limited situations whereby a national securities exchange rule might cause the Board of Directors to issue a resolution requiring such conversion. Management considers the likelihood of any conversion to be remote at the present time.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. No preferred shares have been issued.
Note H: Stock Options
The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical share option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes that the historical experience method is the best estimate of future exercise and forfeiture patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
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
The results of operations for the year ended December 31, 2007 and 2006 include $1.9 million and $3.5 million, respectively, in compensation expense related to unvested grants as of January 1, 2006. At December 31, 2007, there was $3.1 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2.9 years. SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation expense be reported as financing cash flows, rather than as operating cash flow as required under prior guidance. Excess tax benefits of $789,000 were accordingly included in cash provided by financing activities for the year ended December 31, 2007. The related net tax benefit from the exercise of stock options in the year ended December 31, 2007 was $1.1 million.
Under the Company’s stock option plans, options granted to date become exercisable after a period of three years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. Under the plans, 374,500 of the Company’s shares are reserved for future grants at December 31, 2007. The Company did not grant any stock options in 2006. The weighted average fair value of options granted was $10.79 and $8.09 in 2007 and 2005, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2007 and 2005, respectively: risk-free interest rates of 5.11% and 3.86%; a dividend yield of .24% and .25%; a volatility factor of the expected market price of the Company’s Common Stock of .39 and .43; weighted average assumptions of forfeiture rates of 6.82% and 5.85%; and weighted average expected lives of the option of eight and five years. The aggregate intrinsic value of options exercised was $2.9 million, $12.7 million, and $3.7 million in 2007, 2006, and 2005, respectively. The total fair value of options vested was $6.6 million, $4.9 million, and $1.2 million in 2007, 2006, and 2005, respectively. The Company granted 337,500 in stock options during the fourth quarter of 2007.
The Company amended the Key Executive grants in 2006 and raised the exercise price of each of the stock options to the fair market value of the common stock on the original grant date, adjusted for a 3-for-2 stock dividend that occurred on August 2, 2004 in the case of those stock options with an original grant date that preceded the stock dividend date. The amendment also provides that, in order to compensate the grantees for the increase in the exercise price of the stock options, the full original discounted amount will be paid in cash on the applicable 2007 vesting date.
Shares of restricted stock may be granted to employees and directors and typically vest over approximately three years. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Total compensation expense related to restricted stock was $1.7 million and $277,000 in 2007 and 2006, respectively.
The following table summarizes information about restricted stock activity:

	Restricted Stock	Weighted Average
	(In Thousands)	Grant Price

Outstanding at January 1, 2007	242	25.40
Granted	—	—
Vested	—	—
Forfeited	(17)	25.40

Outstanding at December 31, 2007	225	25.40

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	December 31, 2007	Life (in years)	Exercise Price	December 31, 2007	Exercise Price

$4.38-10.00	874,199	2.88	$6.79	874,199	$6.79
10.01-15.00	352,650	5.81	14.43	352,650	14.43
15.01-20.00	199,450	5.95	17.41	199,450	17.41
20.01-24.94	994,396	7.87	21.87	554,888	22.08

4.38-24.94	2,420,695	5.61	14.98	1,981,187	13.50

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average	Aggregate	Weighted
	Options	Weighted Average	Remaining	Intrinsic Value	Average Fair
	(In Thousands)	Exercise Price	Contractual Term	(in Thousands)	Value

Outstanding at January 1, 2007	2,320	$13.67		$15,013	$6.57
Granted	338	21.14		—	10.79
Exercised	(185)	8.57		(2,891)	4.43
Forfeited	(52)	19.62		(97)	8.20

Outstanding at December 31, 2007	2,421	14.97	5.61 years	12,941	7.29

Exercisable at December 31, 2007	1,981	13.50	4.79 years	12,941	6.57

The weighted average fair value of unvested options was $9.66 as of December 31, 2006 and $10.53 as of December 31, 2007. The weighted average fair value of options that vested during 2007 was $6.57.
Note I: Franchising of Aaron’s Sales and Lease Ownership Stores
The Company franchises Aaron’s Sales and Lease Ownership stores. As of December 31, 2007 and 2006, 768 and 674 franchises had been granted, respectively. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales and Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees received before the substantial completion of the Company’s obligations are deferred. Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of rental merchandise to franchisees.
Franchise agreement fee revenue was $3.4 million, $3.1 million, and $3.0 million and royalty revenue was $29.8 million, $25.4 million, and $21.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Deferred franchise and area development agreement fees, included in customer deposits and advance payments in the accompanying consolidated balance sheets, was $5.7 million and $4.3 million as of December 31, 2007 and 2006, respectively.

Franchised Aaron’s Sales and Lease Ownership store activity is summarized as follows:

	2007	2006	2005

Franchised stores open at January 1,	441	392	357
Opened	65	75	71
Added through acquisition	9	0	0
Purchased from the Company	11	3	0
Purchased by the Company	(39)	(28)	(35)
Closed	(3)	(1)	(1)

Franchised stores open at December 31,	484	441	392

Company-operated Aaron’s Sales and Lease Ownership store activity is summarized as follows:

	2007	2006	2005

Company-operated stores open at January 1,	845	748	616
Opened	145	78	82
Added through acquisition	39	40	56
Closed, sold or merged	(15)	(21)	(6)

Company-operated stores open at December 31,	1,014	845	748

In 2007, the Company acquired the rental contracts, merchandise, and other related assets of 77 stores, including 39 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 51 stores. In 2006, the Company acquired the rental contracts, merchandise, and other related assets of 40 stores, including 28 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 37 stores. In 2005, the Company acquired the rental contracts, merchandise, and other related assets of 96 stores, including 35 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 56 stores.
Note J: Acquisitions and Dispositions
During 2007, the Company acquired the rental contracts, merchandise, and other related assets of a net 39 sales and lease ownership stores for an aggregate purchase price of $57.3 million. Fair value of acquired tangible assets included $20.4 million for rental merchandise, $2.2 million for fixed assets, and $241,000 for other assets. Fair value of liabilities assumed approximated $499,000. The excess cost over the fair value of the assets and liabilities acquired in 2007, representing goodwill, was $31.3 million. The fair value of acquired separately identifiable intangible assets included $2.7 million for customer lists and $1.1 million for acquired franchise development rights. The estimated amortization of these customer lists and acquired franchise development rights in future years approximates $1.6 million, $1.1 million, $178,000, $168,000, and $141,000 for 2008, 2009, 2010, 2011, and 2012, respectively. The purchase price allocations for certain acquisitions during December 2007 are preliminary pending finalization of the Company’s assessment of the fair values of tangible assets acquired.
During 2006, the Company acquired the rental contracts, merchandise, and other related assets of a net 40 sales and lease ownership stores for an aggregate purchase price of $32.4 million. Fair value of acquired tangible assets included $13.3 million for rental merchandise, $1.5 million for fixed assets, and $154,000 for other assets. Fair value of liabilities assumed approximated $65,000. The excess cost over the fair value of the assets and liabilities acquired in 2006, representing goodwill, was $15.5 million. The fair value of acquired separately identifiable intangible assets included $1.4 million for customer lists and $885,000 for acquired franchise development rights. The estimated amortization of these customer lists and acquired franchise development rights in future years approximates $857,000, $582,000, $115,000, $112,000, and $106,000 for 2007, 2008, 2009, 2010, and 2011, respectively.
The results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2007, 2006 and 2005 consolidated financial statements was not significant.

The Company sold eleven, three, and five of its sales and lease ownership locations to franchisees in 2007, 2006, and 2005, respectively. The effect of these sales on the consolidated financial statements was not significant. The Company also sold the assets of 12 of its sales and lease ownership locations in Puerto Rico to an unrelated third party in the second quarter of 2006. The Company received $16.0 million in cash proceeds, recognized a $7.2 million gain, and disposed of goodwill of $1.0 million in conjunction with the 2006 sales.
Note K: Segments
Description of Products and Services of Reportable Segments
Aaron Rents, Inc. has four reportable segments: sales and lease ownership, corporate furnishings (formerly known as rent-to-rent), franchise, and manufacturing. The sales and lease ownership division offers electronics, residential furniture, appliances, and computers to consumers primarily on a monthly payment basis with no credit requirements. The corporate furnishings division rents and sells residential and office furniture to businesses and consumers who meet certain minimum credit requirements. The Company’s franchise operation sells and supports franchisees of its sales and lease ownership concept. The manufacturing division manufactures upholstered furniture, office furniture, and bedding predominantly for use by the other divisions.
Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2.3% in 2007, 2006, and 2005.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments based on relative total assets.
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes, and the $565,000 gain recognized on the sale of marketable securities in 2005. Additionally, included in the “Other” category is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters in the first quarter of 2007.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the sales and lease ownership division revenues and certain other items are presented on a cash basis. Intersegment sales are completed at internally negotiated amounts ensuring competitiveness with outside vendors. Since the intersegment profit and loss affect inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are business units that service different customer profiles using distinct payment arrangements. The reportable segments are each managed separately because of differences in both customer base and infrastructure. Information on segments and a reconciliation to earnings before income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In Thousands)	2007	2006	2005

Revenues From External Customers:
Sales and Lease Ownership	$1,325,064	$1,167,073	$975,026
Corporate Furnishings	120,683	122,965	117,476
Franchise	38,803	33,626	29,781
Other	11,687	5,791	5,411
Manufacturing	73,017	78,458	83,803
Elimination of Intersegment Revenues	(73,173)	(78,221)	(83,509)
Cash to Accrual Adjustments	(1,170)	(3,100)	(2,483)

Total Revenues from External Customers	$1,494,911	$1,326,592	$1,125,505

Earnings Before Income Taxes:
Sales and Lease Ownership	$90,224	$97,611	$63,317
Corporate Furnishings	9,410	12,824	10,802
Franchise	28,651	23,949	22,143
Other	4,527	(5,808)	(585)
Manufacturing	(368)	(1,740)	1,280

Earnings Before Income Taxes for Reportable Segments	132,444	126,836	96,957
Elimination of Intersegment Loss (Profit)	497	1,777	(1,103)
Cash to Accrual and Other Adjustments	(4,096)	(3,903)	(3,517)

Total Earnings Before Income Taxes	$128,845	$124,710	$92,337

Assets:
Sales and Lease Ownership	$916,536	$779,278	$669,376
Corporate Furnishings	114,455	111,134	91,536
Franchise	31,754	25,619	26,902
Other	24,419	30,999	46,355
Manufacturing	26,012	32,576	24,346

Total Assets	$1,113,176	$979,606	$858,515

Depreciation and Amortization:
Sales and Lease Ownership	$418,768	$370,004	$309,022
Corporate Furnishings	23,532	22,229	20,376
Franchise	162	561	924
Other	1,566	1,454	1,373
Manufacturing	846	1,333	1,436

Total Depreciation and Amortization	$444,874	$395,581	$333,131

Interest Expense:
Sales and Lease Ownership	$7,386	$8,234	$7,326
Corporate Furnishings	1,068	1,400	1,382
Franchise	—	47	93
Other	21	44	(297)
Manufacturing	4	4	15

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In Thousands)	2007	2006	2005

Total Interest Expense	$8,479	$9,729	$8,519

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$3,746	$—	$—

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$252	$7	$—
Note L — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D above.
As part of its extensive marketing program, the Company has sponsored professional driver Michael Waltrip’s Aaron’s Dream Machine in the NASCAR Busch Series. The sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as full time members of its team of drivers. In 2007 one driver raced in the USAR Hooters Pro Cup Series and one driver raced in the Craftsman Truck Series. The Company’s sponsorship cost in 2007 for the drivers was approximately $730,000. In 2006 the drivers raced Aaron’s sponsored cars full time in the USAR Hooters Pro Cup Series. The amount paid in 2006 by the Company for the sponsorship of Michael Waltrip attributable to the USAR Hooters Pro Cup Series was $983,000, adjusted by credits in the amount of $434,000 for changes from the 2005 racing season. Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years.
Note M: Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2007
Revenues	$387,934	$358,985	$359,381	$388,611
Gross Profit *	188,488	178,118	178,669	184,464
Earnings Before Taxes	46,880	31,675	25,313	24,977
Net Earnings	29,207	19,657	15,919	15,492
Earnings Per Share	.54	.36	.29	.29
Earnings Per Share Assuming Dilution	.53	.36	.29	.28

Year Ended December 31, 2006
Revenues	$347,287	$321,727	$317,709	$339,869
Gross Profit *	167,365	158,188	159,039	161,619
Earnings Before Taxes	34,631	31,690	27,625	30,764
Net Earnings	21,561	20,650	17,383	19,041
Earnings Per Share	.43	.40	.32	.35
Earnings Per Share Assuming Dilution	.42	.39	.32	.35

*	Gross profit is the sum of rentals and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of rental merchandise and write-offs of rental merchandise.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

An evaluation of Aaron Rents’ disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K.
No system of controls, no matter how well-designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Internal Control Over Financial Reporting
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2007. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2007, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2007, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2007, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2007, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A) 1. FINANCIAL STATEMENTS
     The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Earnings—Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
     2. FINANCIAL STATEMENT SCHEDULES
     All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto. Refer to Note A for a discussion of the reserve for returns.
The Company maintains an allowance for doubtful accounts and a reserve for returns. The reserve for returns is calculated based on the historical collection experience associated with rental receivables and the related return of rental merchandise. The Company’s policy is to write off rental receivables that are 60 days or more past due. The Company does not accrue interest on past due receivables.
The following is a summary of the Company’s reserve for returns as of December 31:

(In Thousands)	2007	2006	2005
Beginning Balance	$2,773	$2,374	$1,536
Accounts written off	(18,509)	(13,823)	(11,787)
Provision for returns	19,438	14,222	12,625

Ending Balance	$3,702	$2,773	$2,374

     3. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the “March 31, 1996 10-Q”), which exhibit is by this reference incorporated herein.

3.2	Amendment No. 1 dated May 8, 2003 to the Amended and Restated Articles of Incorporation, filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which exhibit is by this reference incorporated herein.

3 .3	Amendment No. 2 dated May 3, 2006 to the Amended and Restated Articles of Incorporation, filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3, Commission File No. 333-133913, filed with the Commission on May 9, 2006 (the “5/9/06 S-3”), which exhibit is by this reference incorporated herein.

3 .4	Amendment No. 3 dated May 3, 2006 to the Amended and Restated Articles of Incorporation, filed as Exhibit 4(d) to the 5/9/06 S-3, which exhibit is by this reference incorporated herein.

3 .5	Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2007, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.5.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10 .1	Aaron Rents, Inc. 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the “3/31/98 10-Q”), which exhibit is by this reference incorporated herein. *

10.2	Aaron Rents, Inc. Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.3	Aaron Rents, Inc. 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62536, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.4	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 6, 1995, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, which exhibit is by this reference incorporated herein.

10.5	Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 30, 1996, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which exhibit is by reference incorporated herein.

10.6	Fifth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 17, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”), which exhibit is by this reference incorporated herein.

10.7	Letter Agreements dated December 30, 1997 between SunTrust Bank, Atlanta and the Company, and Letter Agreements dated December 30, 1997 between First Chicago NBD and the Company regarding Interest Rate Swap Transactions, filed as Exhibit 10(b) to the 1997 10-K, which exhibit is by this reference incorporated herein.

10.8	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc., SunTrust Bank, Atlanta, as Servicer and each of the Participants Party Hereto, dated January 20, 1998, filed as Exhibit 10(a) to the 3/31/98 10-Q, which exhibit is by this reference incorporated herein.

10.9	Amendment Number One to Loan Facility Agreement and Guaranty dated as of March 13, 1998, filed as Exhibit 10(b) to the 3/31/98 10-Q, which exhibit is by this reference incorporated herein.

10.10	Amended and Restated Loan Facility Agreement and Guaranty and related Servicing Agreement dated as of November 3, 1999, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, which exhibit is by this reference incorporated herein.

10.11	Amended and Restated Loan Facility Agreement and Guaranty dated as of June 20, 2000, filed as Exhibit 10(k) to the Company’s Annual Report of Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is by this reference incorporated herein.

10.12	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SouthTrust Bank dated August 31, 2000, filed as Exhibit 10(l) to the 2000 10-K, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.13	Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.14	Letter of Credit and Reimbursement Agreement between Aaron Rents, Inc. and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.15	Term Loan Agreement among Aaron Rents, Inc. Puerto Rico as borrower, Aaron Rents, Inc. as Guarantor and SunTrust Bank as Administrative Agent dated November 21, 2000, filed as Exhibit 10(o) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.16	Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated March 30, 2001, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “3/31/01 10-Q”), which exhibit is by this reference incorporated herein.

10.17	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated March 30, 2001, filed as Exhibit 10(b) to the Company’s 3/31/01 10-Q, which exhibit is by this reference incorporated herein.

10.18	Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

10.19	Amended and Restated Master Agreement by and among Aaron Rents, Inc., SunTrust Bank and SouthTrust Bank, dated October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.20	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 and Form of Senior Note, filed as Exhibit 10(t) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which exhibit is by this reference incorporated herein.

10.21	Amendment Number Two to the Revolving Credit Agreement among Aaron Rents, Inc. as borrower, Aaron Rents, Inc. Puerto Rico as co-borrower and SunTrust Bank as Administrative Agent dated April 30, 2003, filed as Exhibit 10(u) to the Company’s Quarterly Report for the quarter ended March 31, 2003 (the “3/31/03 10-Q”), which exhibit is by this reference incorporated herein.

10.22	Amendment Number Two to the Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank and each of the Participants Party Hereto dated April 30, 2003, filed as Exhibit 10(v) to the 3/31/03 10-Q, which exhibit is by this reference incorporated herein.

10.23	Amendment Number One to the Servicing Agreement by and between Aaron Rents, Inc. and SunTrust Bank dated April 30, 2003, filed as Exhibit 10(w) to the 3/31/03 10-Q, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.24	Third Amendment to Revolving Credit Agreement by and among Aaron Rents, Inc., Aaron Rents, Inc. Puerto Rico, the several banks and other financial institutions from time to time party thereto, SunTrust Bank, and Wachovia Bank, National Association, dated January 27, 2004, filed as Exhibit 10(x) to the Company’s Quarterly Report for the quarter ended March 31, 2004 (the “3/31/04 10-Q”), which exhibit is by this reference incorporated herein.

10.25	Third Amendment to Loan Facility and Guaranty by and among Aaron Rents, Inc., the several banks and other financial institutions from time to time party thereto, and SunTrust Bank dated January 27, 2004, filed as Exhibit 10(y) to the 3/31/04 10-Q, which exhibit is by this reference incorporated herein.

10.26	Revolving Credit Agreement by and among Aaron Rents, Inc as borrower, Aaron Rents, Inc. Puerto Rico, as co-borrower and SunTrust Bank as Agent and each of the Lenders Party Thereto dated May 28, 2004, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “6/30/04 10-Q”), which exhibit is by this reference incorporated herein.

10.27	Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. and SunTrust Bank as Servicer and each of the Participants Party Thereto dated May 28, 2004, filed as Exhibit 10(b) to the 6/30/04 10-Q, which exhibit is by this reference incorporated herein.

10.28	First Amendment to the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.29	Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

10.30	First Amendment and Waiver Agreement made as of May 28, 2004 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002 filed as Exhibit 10(ff) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.31	Second Amendment made as of July 27, 2005 to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002, filed as Exhibit 10(gg) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.32	First Amendment made and entered into as of July 27, 2005 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10(hh) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.33	Third Amendment made and entered into as of July 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(ii) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.34	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent, filed as Exhibit 10(jj) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.35	First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “9/30/05 10-Q”), which exhibit is by this reference incorporated herein.

10.36	First Amendment made and entered into as of September 27, 2004 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(ll) to the 9/30/05 10-Q, which exhibit is by this reference incorporated herein.

10.37	Second Amendment made and entered into as of May 27, 2005 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(mm) to the 9/30/05 10-Q, which exhibit is by this reference incorporated herein.

10.38	Fourth Amendment made and entered into as of February 27, 2006 to Loan Facility Agreement and Guaranty dated as of May 28, 2004 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), which exhibit is by this reference incorporated herein.

10.39	Second Amendment made and entered into as of February 27, 2006 to Revolving Credit Agreement dated as of May 28, 2004 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10(oo) to the 2005 10-K, which exhibit is by this reference incorporated herein.

10.40	Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (pp) to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2006 (the “6/30/06 10-Q”), which exhibit is incorporated by this reference.

10.41	Consent Agreement made and entered into as of April 7, 2006 by and among Aaron Rents, Inc. and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (qq) to the 6/30/06 10-Q, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.42	Amendment to Option and Award Agreement under the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed with the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is incorporated by this reference, which exhibit is by this reference incorporated herein. *

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(B) EXHIBITS
     The exhibits listed in Item 15(A)(3) are included elsewhere in this Report.
(C) FINANCIAL STATEMENTS AND SCHEDULES
     The financial statements listed in Item 15(A)(1) are included in Item 8 in this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2008.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2008.

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