Form 10-Q
period 2008-03-31
AARON RENTS INC
filed 2008-05-06
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	May 1, 2008
Common Stock, $.50 Par Value	44,940,618
Class A Common Stock, $.50 Par Value	8,314,966

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
ASSETS:
Cash	$7,092	$5,249
Accounts Receivable (net of allowances of $2,905 in 2008 and $4,014 in 2007)	53,189	52,025
Rental Merchandise	1,028,151	993,423
Less: Accumulated Depreciation	(370,877)	(369,971)

	657,274	623,452
Property, Plant and Equipment, Net	246,690	247,038
Goodwill, Net	150,641	143,282
Other Intangibles, Net	5,188	4,814
Prepaid Expenses and Other Assets	30,928	37,316

Total Assets	$1,151,002	$1,113,176

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$154,498	$141,030
Dividends Payable	857	869
Deferred Income Taxes Payable	91,855	82,293
Customer Deposits and Advance Payments	30,676	29,772
Credit Facilities	181,959	185,832

Total Liabilities	459,845	439,796

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at March 31, 2008 and December 31, 2007	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at March 31, 2008 and December 31, 2007	6,032	6,032
Additional Paid-in Capital	189,309	188,575
Retained Earnings	523,005	499,109
Accumulated Other Comprehensive Income (Loss)	247	(82)

	742,813	717,854

Less: Treasury Shares at Cost,
Common Stock, 3,509,134 Shares at March 31, 2008 and 3,147,360 Shares at December 31, 2007	(34,128)	(26,946)
Class A Common Stock, 3,748,860 Shares at March 31, 2008 and December 31, 2007	(17,528)	(17,528)

Total Shareholders’ Equity	691,157	673,380

Total Liabilities & Shareholders’ Equity	$1,151,002	$1,113,176

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands, Except Per Share Data)
REVENUES:
Rentals and Fees	$319,838	$285,797
Retail Sales	17,149	15,626
Non-Retail Sales	85,417	70,253
Franchise Royalties and Fees	11,039	9,914
Other	3,888	6,344

	437,331	387,934

COSTS AND EXPENSES:
Retail Cost of Sales	11,022	10,307
Non-Retail Cost of Sales	77,896	64,130
Operating Expenses	192,002	161,677
Depreciation of Rental Merchandise	113,597	103,051
Interest	2,435	1,889

	396,952	341,054

EARNINGS BEFORE INCOME TAXES	40,379	46,880

INCOME TAXES	15,626	17,673

NET EARNINGS	$24,753	$29,207

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$0.46	$0.54

Assuming Dilution	0.46	0.53

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.016	$0.015
Class A Common Stock	0.016	0.015

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,492	54,161
Assuming Dilution	54,156	54,992
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$24,753	$29,207
Depreciation of Rental Merchandise	113,597	103,051
Other Depreciation and Amortization	11,200	8,826
Additions to Rental Merchandise	(238,246)	(207,448)
Book Value of Rental Merchandise Sold or Disposed	92,603	79,850
Change in Deferred Income Taxes	9,562	3,517
Loss (Gain) on Sale of Property, Plant, and Equipment	403	(4,797)
Gain on Asset Dispositions	(2,323)	—
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(482)	—
Change in Accounts Payable and Accrued Expenses	12,397	15,602
Change in Accounts Receivable	(1,164)	(3,226)
Excess Tax Benefits from Stock-Based Compensation	(62)	(156)
Change in Other Assets	7,896	(1,673)
Change in Customer Deposits	904	3,100
Stock-Based Compensation	413	801
Other Changes, Net	329	(2,775)

Cash Provided by Operating Activities	31,780	23,879

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(21,983)	(24,511)
Contracts and Other Assets Acquired	(14,665)	(2,851)
Proceeds from Sale of Property, Plant, and Equipment	11,511	15,717
Proceeds from Asset Dispositions	6,741	—

Cash Used in Investing Activities	(18,396)	(11,645)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	112,890	74,634
Repayments on Credit Facilities	(116,763)	(86,406)
Dividends Paid	(869)	(812)
Acquisition of Treasury Stock	(7,529)	—
Excess Tax Benefits from Stock-Based Compensation	62	156
Issuance of Stock Under Stock Option Plans	668	807

Cash Used in Financing Activities	(11,541)	(11,621)

Increase in Cash	1,843	613
Cash at Beginning of Period	5,249	8,807

Cash at End of Period	$7,092	$9,420

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron Rents, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of March 31, 2008, and the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended March 31, 2008 and 2007, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The results of operations for the quarter ended March 31, 2008, are not necessarily indicative of operating results for the full year.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K. Rental merchandise adjustments for the quarter ended March 31 were $8.0 million in 2008 and $5.7 million in 2007. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the three months ended March 31, 2008, the Company recorded $7.4 million in goodwill, $651,000 in customer relationship intangibles, and $428,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $705,000 and $600,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The aggregate purchase price for these asset acquisitions totaled $14.7 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2008. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2007 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 and 2007, include $310,000 and $580,000, respectively, in compensation expense related to unvested stock option grants as of January 1, 2006. Additionally, the results of operations for the three months ended March 31, 2008, include $420,000 in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the three months ended March 31, 2008.

Income Taxes
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
The Company has a $3.5 million liability recorded for uncertain tax benefits as of December 31, 2007, which includes interest and penalties of $735,000. The Company recognizes interest and penalties accrued related to uncertain tax benefits in tax expense. As of March 31, 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.9 million, including interest and penalties.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. The Company adopted SFAS 157 effective January 1, 2008, and the impact was not material.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 effective January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2007 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Net earnings	$24,753	$29,207
Other comprehensive income:
Foreign currency translation adjustment	(329)	(25)
Recognition of unrealized loss on marketable securities, net of taxes	—	(88)

Total other comprehensive loss	(329)	(113)

Comprehensive income	$24,424	$29,094

Note D — Segment Information

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Revenues From External Customers:
Sales and Lease Ownership	$397,446	$345,267
Corporate Furnishings	30,203	31,185
Franchise	11,039	9,914
Other	2,115	5,936
Manufacturing	21,662	23,666

Revenues for Reportable Segments	462,465	415,968
Elimination of Intersegment Revenues	(21,802)	(23,569)
Cash to Accrual Adjustments	(3,332)	(4,465)

Total Revenues from External Customers	$437,331	$387,934

Earnings Before Income Taxes:
Sales and Lease Ownership	$33,449	$36,253
Corporate Furnishings	1,862	3,438
Franchise	8,169	7,379
Other	820	3,663
Manufacturing	1,008	(806)

Earnings Before Income Taxes for Reportable Segments	45,308	49,927
Elimination of Intersegment (Profit) Loss	(1,005)	874
Cash to Accrual and Other Adjustments	(3,924)	(3,921)

Total Earnings Before Income Taxes	$40,379	$46,880

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.

•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes. Additionally, included in the “Other” category for the three months ended March 31, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.

Note E — Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of this Statement on our financial statements.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $112.3 million. Of this amount, approximately $81.3 million represents franchise borrowings outstanding under the franchise loan program and approximately $31.0 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. See Note F to the consolidated financial statements in the 2007 Annual Report on Form 10-K for further information.
Note G — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are described in Note D to the consolidated financial statements in the 2007 Annual Report on Form 10-K.
Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years. The Company has sponsored professional driver Michael Waltrip and his team of drivers in various NASCAR races. In 2007, the two sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as full-time members of its team of drivers. One son raced in the USAR Hooters Pro Cup Series and the other raced in the Craftsman Truck Series. The Company’s sponsorship cost in 2007 for these two drivers was approximately $730,000. In 2008, the Company is sponsoring one of the drivers as a member of the Eddie Sharp Racing team in the ARCA RE/MAX Series at an estimated cost of less than $250,000. The second driver will race in the USAR Hooters Pro Cup Series for a team owned by DRT Enterprises, Inc. The Company currently sponsors an unrelated driver on the DRT Enterprises’ team in the total amount of $180,000, with none of the sponsorship funds directly allocated to the president’s son.
During the first quarter of 2008, the Company purchased the land and building of a Company-operated store location owned by the daughter of the Chief Executive Officer and previously leased to the Company for $704,000. The purchase price was determined based upon an appraisal and other market evaluations provided by unrelated third parties.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 5, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2007, filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2008, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 93% and 91% of our total revenues in the first three months of 2008 and 2007, respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.126 billion in 2005 to $1.495 billion in 2007, representing a compound annual growth rate of 15.2%. Total revenues for the three months ended March 31, 2008, were $437.3 million, an increase of $49.4 million or 12.7%, over the comparable period in 2007.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net 43 stores in 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $38.8 million of revenues in 2007, up from $29.8 million in 2005, representing a compounded annual growth rate of 14.1%. Total revenues for the three months ended March 31, 2008, were $11.0 million, an increase of $1.1 million or 11.3%, over the comparable period in 2007.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of March 31, 2008 and December 31, 2007, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $28.1 million and $27.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $3.7 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of March 31, 2008 and December 31, 2007, our reserve for closed or consolidated stores was $2.7 million and $1.3 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at March 31, 2008.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was a $1.8 million liability and a $5.6 million prepaid at March 31, 2008 and December 31, 2007, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2008. Additionally, if the actual group health insurance liability exceeds our projections and policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2008.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended March 31, 2008, we calculated this amount by comparing revenues for the three months ended March 31, 2008 to revenues for the comparable period in 2007 for all stores open for the entire 15-month period ended March 31, 2008, excluding stores that received rental agreements from other acquired, closed, or merged stores.

Results of Operations
Three months ended March 31, 2008 compared with three months ended March 31, 2007
The following table shows key selected financial data for the three-month periods ended March 31, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to 2008	(Decrease) to 2008
(In Thousands)	March 31, 2008	March 31, 2007	from 2007	from 2007

REVENUES:
Rentals and Fees	$319,838	$285,797	$34,041	11.9%
Retail Sales	17,149	15,626	1,523	9.7
Non-Retail Sales	85,417	70,253	15,164	21.6
Franchise Royalties and Fees	11,039	9,914	1,125	11.3
Other	3,888	6,344	(2,456)	(38.7)

	437,331	387,934	49,397	12.7

COSTS AND EXPENSES:
Retail Cost of Sales	11,022	10,307	715	6.9
Non-Retail Cost of Sales	77,896	64,130	13,766	21.5
Operating Expenses	192,002	161,677	30,325	18.8
Depreciation of Rental Merchandise	113,597	103,051	10,546	10.2
Interest	2,435	1,889	546	28.9

	396,952	341,054	55,898	16.4

EARNINGS BEFORE INCOME TAXES	40,379	46,880	(6,501)	(13.9)
INCOME TAXES	15,626	17,673	(2,047)	(11.6)

NET EARNINGS	$24,753	$29,207	$(4,454)	(15.2)%

Revenues. The 12.7% increase in total revenues, to $437.3 million for the three months ended March 31, 2008, from $387.9 million in the comparable period in 2007, was due mainly to a $34.0 million, or 11.9%, increase in rentals and fees revenues, plus a $15.2 million, or 21.6%, increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $33.8 million increase in rentals and fees revenues from our sales and lease ownership division, which had a 2.6% increase in same store revenues during the first quarter of 2008 and added 150 company-operated stores since the end of March 31, 2007.
Revenues from retail sales increased 9.7% to $17.1 million for the three months ended March 31, 2008, from $15.6 million for the comparable period in 2007, primarily related to a increase in such revenues in our sales and lease ownership division. Retail sales represents sales of both new and return rental merchandise.
The 21.6% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $85.4 million for the three months of March 31, 2008, from $70.3 million for the comparable period in 2007, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at March 31, 2008, was 489, reflecting a net addition of 38 stores since March 31, 2007.
The 11.3% increase in franchise royalties and fees, to $11.0 million for the three months ended March 31, 2008, from $9.9 million for the comparable period in 2007, primarily reflects an increase in royalty income from franchisees, increasing 17.9% to $9.0 million for the three months ended March 31, 2008, compared to $7.7 million for the three months ended March 31, 2007, due in part to the growth in the revenues from existing stores, the growth in the number of franchised stores and more franchise agreements falling under a higher 6% royalty rate as compared to the historical 5% rate.
Other revenues decreased 38.7% to $3.9 million for the three months ended March 31, 2008, from $6.3 million for the comparable period in 2007. Included in other revenues for the three months ended March 31, 2008 is a $2.3 million gain on the sales of Company-operated stores to franchisees. Included in other revenues for the three months ended March 31, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Revenues for our sales and lease ownership division increased 15.7%, to $406.3 million for the three months ended March 31, 2008, from $351.2 million for the comparable period in 2007. This increase was attributable to the sales and lease ownership division adding 150 stores since March 31, 2007, combined with same store revenue growth of 2.6% for the three months ended March 31, 2008.
Cost of Sales. Cost of sales from retail sales increased 6.9% to $11.0 million for the three months ended March 31, 2008, compared to $10.3 million for the comparable period in 2007, and as a percentage of retail sales decreased to 64.3% from 66.0% in 2008 and 2007, respectively, as a result of improved pricing and lower product cost. Cost of sales from non-retail sales increased 21.5%, to $77.9 million for the three months ended March 31, 2008, from $64.1 million for the comparable period in 2007, and as a percentage of non-retail sales, decreased slightly to 91.2% from 91.3%.
Expenses. Operating expenses for the three months ended March 31, 2008, increased $30.3 million to $192.0 million from $161.7 million for the comparable period in 2007, an 18.8% increase, primarily related to new store start-up expenses associated with the rapid expansion of our store base throughout 2007. As a percentage of total revenues, operating expenses were 43.9% for the three months ended March 31, 2008, and 41.7% for the comparable period in 2007.
Depreciation of rental merchandise increased $10.5 million to $113.6 million for the three months ended March 31, 2008, from $103.1 million during the comparable period in 2007, a 10.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 35.5% from 36.1% from quarter to quarter. The increased rental margins were primarily the result of lower product cost and a change in product mix.
Interest expense increased to $2.4 million for the three months ended March 31, 2008, compared with $1.9 million for the comparable period in 2007, a 28.9% increase. The increase in interest expense was primarily due to higher debt levels during the first quarter of 2008.
Income tax expense decreased $2.0 million to $15.6 million for the three months ended March 31, 2008, compared with $17.7 million for the comparable period in 2007, representing an 11.6% decrease. Aaron Rents’ effective tax rate was 38.7% in 2008 and 37.7% in 2007 primarily related to higher state income taxes in 2008.
Net Earnings. Net earnings decreased $4.5 million to $24.8 million for the three months ended March 31, 2008, compared with $29.2 million for the comparable period in 2007, representing a 15.2% decrease. As a percentage of total revenues, net earnings were 5.7% for the three months ended March 31, 2008, and 7.5% for the three months ended March 31, 2007. The decrease in net earnings was primarily the result of the increase in non-retail cost of sales, operating expenses and depreciation expense. Additionally, other income for the three months ended March 31, 2008 included a $2.3 million gain on the sales of Company-operated stores to franchisees. Other income for the three months ended March 31, 2007 included a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Balance Sheet
Cash. Our cash balance increased to $7.1 million at March 31, 2008, from $5.2 million at December 31, 2007. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $33.8 million in rental merchandise, net of accumulated depreciation, to $657.3 million at March 31, 2008, from $623.5 million at December 31, 2007, is primarily the result of the continued revenue growth of existing company-operated stores as well as the opening of new stores.
Goodwill. The $7.4 million increase in goodwill, to $150.6 million at March 31, 2008 from $143.3 million on December 31, 2007, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $14.7 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.

Other Intangibles. The $374,000 increase in other intangibles, to $5.2 million on March 31, 2008 from $4.8 million on December 31, 2007, is the result of acquisitions of sales and lease ownership businesses mentioned above, net of amortization of certain finite-life intangible assets.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $6.4 million to $30.9 million at March 31, 2008, from $37.3 million at December 31, 2007, primarily as a result of a decrease in prepaid workers compensation liability.
Accounts Payable and Accrued Expenses. The increase of $13.5 million in accounts payable and accrued expenses, to $154.5 million at March 31, 2008, from $141.0 million at December 31, 2007, is primarily the result of increased trade payables associated with the purchase of rental merchandise which, as previously discussed, increased $33.8 million, net of accumulated depreciation, between March 31, 2008 and December 31, 2007.
Deferred Income Taxes Payable. The increase of $9.6 million in deferred income taxes payable to $91.9 million at March 31, 2008, from $82.3 million at December 31, 2007, is primarily the result of bonus rental merchandise depreciation deductions for tax purposes as a result of the Economic Stimulus Act of 2008.
Credit Facilities and Senior Notes. The $3.9 million decrease in the amounts we owe under our credit facilities and senior notes to $182.0 million at March 31, 2008, from $185.8 million at December 31, 2007, reflects net payments under our revolving credit facility during the first three months of 2008 with cash generated from operations.
Liquidity and Capital Resources
General
Cash flows from operations for the three months ended March 31, 2008 and 2007 were $31.8 million and $23.9 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
At March 31, 2008, $80.0 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $3.9 million in the first three months of 2008 primarily as a result of net payments made during the period with cash generated from operations. Our revolving credit agreement currently has a total available credit of $140.0 million and expires on May 28, 2008. We anticipate renegotiating our revolving credit agreement in the second quarter of 2008. We have $20.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments on which are first required in 2008. See Note D to the consolidated financial statements appearing in the Company’s 2007 Annual Report on Form 10-K for further information.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than rental merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholder’s equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have previously filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at March 31, 2008 and believe that we will continue to be in compliance in the future.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of March 31, 2008, Aaron Rents was authorized by its board of directors to purchase up to an additional 3,920,413 common shares under previously approved resolutions. We repurchased 387,545 shares during the first quarter of 2008.
We have a consistent history of paying dividends, having paid dividends for 21 consecutive years. Our board of directors increased the dividend 6.7% for the fourth quarter of 2007 on November 15, 2007 to $.016 per share from the previous quarterly dividend of $.015 per share. The fourth quarter of 2007 dividend was paid in January 2008. Total cash outlay for dividends was $857,000 and $811,000 for the three months ended March 31, 2008 and 2007, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise and we believe we have the ability to expand our existing credit facilities, secure additional debt financing, or seek other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of liquidity in the ordinary course of business.
Commitments
Income Taxes. During the three months ended March 31, 2008, we made $18.4 million in income tax payments. Within the next nine months, we anticipate that we will make cash payments for income taxes of approximately $6.0 million. The Company will benefit from the Economic Stimulus Act of 2008 as bonus depreciation will be available on its assets nationwide and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2008 are shown in the below table under “Contractual Obligations and Commitments.”
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
We do not currently plan to enter into any similar related party lease transactions in the future. See Note D to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

We finance a portion of our store expansion through sale-leaseback transactions. The properties are sold at approximately net book value and the resulting leases qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are included in the table below.
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. At March 31, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $112.3 million. Of this amount, approximately $81.3 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $31.0 million represents franchisee borrowing that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2008:

		Period Less	Period 2-3	Period 4-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$163,320	$102,006	$34,012	$24,001	$3,301
Capital Leases	18,639	1,108	2,482	2,809	12,240
Operating Leases	335,994	67,750	114,481	53,082	100,681

Total Contractual Cash Obligations	$517,953	$170,864	$150,975	$79,892	$116,222

The following table shows the Company’s approximate commercial commitments as of March 31, 2008:

	Total
	Amounts	Period Less	Period 1-3	Period 4-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$112,260	$112,260	$—	$—	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At March 31, 2008, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to LIBOR or prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2007, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing an $800,000 additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

New Accounting Pronouncements
See Note E to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Part I, Item 2 of this Quarterly Report above.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made repurchases of its Common Stock during the first quarter of 2008, however, the Company made no repurchases of Class A Common Stock during 2008. On November 15, 2007, the Board of Directors approved and authorized the repurchase of an additional 2,329,498 of common shares over the previously authorized repurchase amount of 2,670,502 shares, bringing to 5,000,000 the total number of Aaron Rents, Inc. common shares authorized for repurchase. As of March 31, 2008, the Company’s Board of Directors had authorized the repurchase of up to an additional 3,920,413 common shares pursuant to repurchase authority publicly announced from time-to-time.

			(c) Total Number of
			Shares	(d) Maximum Number of
			Purchased as Part	Shares
	(a) Total Number of		of Publicly	that May Yet Be
	Shares	(b) Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plans or Programs
January 1, 2008 through January 31, 2008	0	0	0	4,307,958
February 1, 2008 through February 29, 2008	74,800	$17.97	74,800	4,233,158
March 1, 2008 through March 31, 2008	312,745	$19.78	312,745	3,920,413

Total	387,545	$19.43	387,545

ITEM 6. EXHIBITS
     The following exhibits are furnished herewith:
15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — May 6, 2008	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — May 6, 2008		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller