Form 10-Q
period 2008-06-30
AARON RENTS INC
filed 2008-08-01
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	July 29, 2008
Common Stock, $.50 Par Value	44,997,798
Class A Common Stock, $.50 Par Value	8,314,966

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
ASSETS:
Cash	$5,990	$5,249
Accounts Receivable (net of allowances of $3,558 in 2008 and $4,014 in 2007)	49,543	52,025
Rental Merchandise	1,082,157	993,423
Less: Accumulated Depreciation	(394,412)	(369,971)

	687,745	623,452
Property, Plant and Equipment, Net	241,046	247,038
Goodwill, Net	162,602	143,282
Other Intangibles, Net	5,547	4,814
Prepaid Expenses and Other Assets	38,510	37,316

Total Assets	$1,190,983	$1,113,176

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$128,909	$141,030
Dividends Payable	852	869
Deferred Income Taxes Payable	101,417	82,293
Customer Deposits and Advance Payments	30,648	29,772
Credit Facilities	214,187	185,832

Total Liabilities	476,013	439,796

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at June 30, 2008 and December 31, 2007	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at June 30, 2008 and December 31, 2007	6,032	6,032
Additional Paid-in Capital	190,204	188,575
Retained Earnings	545,434	499,109
Accumulated Other Comprehensive Income (Loss)	296	(82)

	766,186	717,854

Less: Treasury Shares at Cost,
Common Stock, 3,474,363 Shares at June 30, 2008 and 3,147,360 Shares at December 31, 2007	(33,688)	(26,946)
Class A Common Stock, 3,748,860 Shares at June 30, 2008 and December 31, 2007	(17,528)	(17,528)

Total Shareholders’ Equity	714,970	673,380

Total Liabilities & Shareholders’ Equity	$1,190,983	$1,113,176

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Data)
REVENUES:
Rentals and Fees	$315,679	$277,927	$635,517	$563,724
Retail Sales	13,246	12,514	30,395	28,140
Non-Retail Sales	66,072	56,654	151,489	126,907
Franchise Royalties and Fees	10,894	9,602	21,933	19,516
Other	5,300	2,288	9,188	8,632

	411,191	358,985	848,522	746,919

COSTS AND EXPENSES:
Retail Cost of Sales	8,774	8,484	19,796	18,791
Non-Retail Cost of Sales	60,574	52,130	138,470	116,260
Operating Expenses	190,897	163,737	382,899	325,414
Depreciation of Rental Merchandise	110,902	101,063	224,499	204,114
Interest	2,375	1,896	4,810	3,785

	373,522	327,310	770,474	668,364

EARNINGS BEFORE INCOME TAXES	37,669	31,675	78,048	78,555

INCOME TAXES	14,390	12,018	30,016	29,691

NET EARNINGS	$23,279	$19,657	$48,032	$48,864

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE:
Basic	$.44	$.36	$.90	$.90

Assuming Dilution	.43	.36	.89	.89

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.016	$.015	$.032	$.030
Class A Common Stock	.016	.015	.032	.030

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,262	54,191	53,377	54,176
Assuming Dilution	54,076	55,065	54,062	55,046
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$48,032	$48,864
Depreciation of Rental Merchandise	224,499	204,114
Other Depreciation and Amortization	22,400	18,243
Additions to Rental Merchandise	(466,582)	(353,743)
Book Value of Rental Merchandise Sold or Disposed	185,059	148,595
Change in Deferred Income Taxes	19,124	7,033
Loss (Gain) on Sale of Property, Plant, and Equipment	1,119	(4,758)
Gain on Asset Dispositions	(5,750)	—
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	—	(1,867)
Change in Accounts Payable and Accrued Expenses	(14,894)	(5,461)
Change in Accounts Receivable	2,482	1,888
Excess Tax Benefits from Stock-Based Compensation	(139)	(368)
Change in Other Assets	1,079	(8,987)
Change in Customer Deposits	876	1,954
Stock-Based Compensation	839	1,617
Other Changes, Net	378	(2,967)

Cash Provided by Operating Activities	18,522	54,157

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(33,880)	(48,421)
Contracts and Other Assets Acquired	(37,272)	(15,233)
Proceeds from Sale of Property, Plant, and Equipment	18,247	17,801
Proceeds from Asset Dispositions	14,306	—

Cash Used in Investing Activities	(38,599)	(45,853)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	343,667	161,840
Repayments on Credit Facilities	(315,312)	(168,666)
Dividends Paid	(1,724)	(1,623)
Acquisition of Treasury Stock	(7,529)	—
Excess Tax Benefits from Stock-Based Compensation	139	368
Issuance of Stock Under Stock Option Plans	1,577	1,570

Cash Provided by (Used in) Financing Activities	20,818	(6,511)

Increase in Cash	741	1,793
Cash at Beginning of Period	5,249	8,807

Cash at End of Period	$5,990	$10,600

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
The consolidated balance sheet as of June 30, 2008, and the consolidated statements of earnings for the quarter and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The results of operations for the quarter ended June 30, 2008, are not necessarily indicative of operating results for the full year.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended June 30 were $8.2 million in 2008 and $7.3 million in 2007. Rental merchandise adjustments for the six-month periods ended June 30 were $16.2 million in 2008 and $13.0 million in 2007. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the six months ended June 30, 2008, the Company recorded $19.3 million in goodwill, $1.7 million in customer relationship intangibles, and $789,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $770,000 and $581,000 for the three-month periods ended June 30, 2008 and 2007, respectively. Amortization expense was $1.5 million and $1.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. The aggregate purchase price for these asset acquisitions totaled $37.3 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2008. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2007 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2008 and 2007 include $288,000 and $548,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the six months ended June 30, 2008 and 2007, include $598,000 and $1.1 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended June 30, 2008 and 2007 include $421,000 and $441,000 in compensation expense related to restricted stock awards. The results of operations for the six months ended June 30, 2008 and 2007 include $841,000 and $871,000 in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the six months ended June 30, 2008.

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
The Company had a $3.5 million liability recorded for uncertain tax benefits as of December 31, 2007, which included interest and penalties of $735,000. The Company recognizes interest and penalties accrued related to uncertain tax benefits in tax expense. As of June 30, 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.8 million, including interest and penalties.
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
On May 23, 2008, the Company entered into a new revolving credit agreement which replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Net earnings	$23,279	$19,657	$48,032	$48,864
Other comprehensive income:
Foreign currency translation adjustment	(49)	(4)	(378)	(29)
Unrealized loss on marketable securities, net of taxes	—	—	—	(88)

Total other comprehensive loss	(49)	(4)	(378)	(117)

Comprehensive Income	$23,230	$19,653	$47,654	$48,747

Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Revenues From External Customers:
Sales and Lease Ownership	$368,592	$314,223	$766,038	$659,490
Corporate Furnishings	28,951	30,632	59,154	61,817
Franchise	10,887	9,602	21,926	19,516
Other	1,380	1,551	3,495	7,487
Manufacturing	16,425	17,298	38,087	40,964

Revenues for Reportable Segments	426,235	373,306	888,700	789,274
Elimination of Intersegment Revenues	(16,533)	(17,369)	(38,335)	(40,938)
Cash to Accrual Adjustments	1,489	3,048	(1,843)	(1,417)

Total Revenues from External Customers	$411,191	$358,985	$848,522	$746,919

Earnings Before Income Taxes:
Sales and Lease Ownership	$28,032	$21,590	$61,481	$57,843
Corporate Furnishings	1,152	2,617	3,014	6,055
Franchise	7,814	7,074	15,983	14,453
Other	(524)	(772)	296	2,891
Manufacturing	209	172	1,217	(634)

Earnings Before Income Taxes for Reportable Segments	36,683	30,681	81,991	80,608
Elimination of Intersegment (Profit) Loss	(212)	(160)	(1,217)	714
Cash to Accrual and Other Adjustments	1,198	1,154	(2,726)	(2,767)

Total Earnings Before Income Taxes	$37,669	$31,675	$78,048	$78,555

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
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes. Additionally, included in the “Other” category for the six months ended June 30, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.

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
In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of this Statement on its financial statements.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $113.1 million. Of this amount, approximately $81.8 million represents franchise borrowings outstanding under the franchise loan program and approximately $31.3 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program. On May 23, 2008, the Company entered into a new franchise loan guaranty agreement which replaced the previous franchise loan guaranty agreement. The new franchise loan guaranty expires May 23, 2009.
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
Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years. The Company has sponsored professional driver Michael Waltrip and his team of drivers in various NASCAR races. In 2007, the two sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as full-time members of its team of drivers. One son raced in the USAR Hooters Pro Cup Series and the other raced in the Craftsman Truck Series. The Company’s sponsorship cost in 2007 for these two drivers was approximately $730,000. In 2008, the Company is sponsoring one of the drivers as a member of the Eddie Sharp Racing team in the ARCA RE/MAX Series at an estimated cost of less than $250,000. The second driver is racing in the USAR Hooters Pro Cup Series for a team owned by DRT Enterprises, Inc. The

Company currently sponsors an unrelated driver on the DRT Enterprises’ team in the total amount of $180,000, with none of the sponsorship funds directly allocated to the president’s son.
During the first quarter of 2008, the Company purchased the land and building of a Company-operated store location owned by the daughter of the Chairman and previously leased to the Company for $704,000. The purchase price was determined based upon an appraisal and other market evaluations provided by unrelated third parties.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of June 30, 2008, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
July 31, 2008

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2008, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. Our sales and lease ownership division accounted for 93% and 91% of our total revenues in the first three and six months of 2008 and 2007, respectively.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.126 billion in 2005 to $1.495 billion in 2007, representing a compound annual growth rate of 15.2%. Total revenues for the three months ended June 30, 2008, were $411.2 million, an increase of $52.2 million or 14.5%, over the comparable period in 2007. Total revenues for the six months ended June 30, 2008, were $848.5 million, an increase of $101.6 million or 13.6%, over the comparable period in 2007.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net 43 stores in 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $38.8 million of revenues in 2007, up from $29.8 million in 2005, representing a compounded annual growth rate of 14.1%. Total revenues for the three months ended June 30, 2008, were $10.9 million, an increase of $1.3 million or 13.5%, over the comparable period in 2007. Total revenues for the six months ended June 30, 2008, were $21.9 million, an increase of $2.4 million or 12.4%, over the comparable period in 2007.
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
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of June 30, 2008 and December 31, 2007, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $28.4 million and $27.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $4.4 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
Our policies require weekly rental merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor rental merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable rental merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All rental merchandise is available for rental and sale.
We record rental merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period.
Leases and Closed Store Reserves. The majority of our company-operated stores are operated from leased facilities under operating lease agreements. In general, lease terms range in length up to 15 years, however the majority of leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While some of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of June 30, 2008 and December 31, 2007, our reserve for closed or consolidated stores was $1.8 million and $1.3 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at June 30, 2008.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was a $672,000 liability and a $5.6 million prepaid at June 30, 2008 and December 31, 2007, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2008. Additionally, if the actual group health insurance liability exceeds our projections and policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2008.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended June 30, 2008, we calculated this amount by comparing revenues for the three months ended June 30, 2008 to revenues for the comparable period in 2007 for all stores open for the entire 15-month period ended June 30, 2008, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2008, we calculated this amount by comparing revenues for the six months ended June 30, 2008 to revenues for the comparable period in 2007 for all stores open for the entire 24-month period ended June 30, 2008, excluding stores that received rental agreements from other acquired, closed or merged stores.

Results of Operations
Three months ended June 30, 2008 compared with three months ended June 30, 2007
The following table shows key selected financial data for the three-month periods ended June 30, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007:

			Dollar Increase
	Three Months Ended	Three Months Ended	to 2008 from	% Increase to
(In Thousands)	June 30, 2008	June 30, 2007	2007	2008 from 2007
REVENUES:
Rentals and Fees	$315,679	$277,927	$37,752	13.6%
Retail Sales	13,246	12,514	732	5.8
Non-Retail Sales	66,072	56,654	9,418	16.6
Franchise Royalties and Fees	10,894	9,602	1,292	13.5
Other	5,300	2,288	3,012	131.6

	411,191	358,985	52,206	14.5

COSTS AND EXPENSES:
Retail Cost of Sales	8,774	8,484	290	3.4
Non-Retail Cost of Sales	60,574	52,130	8,444	16.2
Operating Expenses	190,897	163,737	27,160	16.6
Depreciation of Rental Merchandise	110,902	101,063	9,839	9.7
Interest	2,375	1,896	479	25.3

	373,522	327,310	46,212	14.1

EARNINGS BEFORE INCOME TAXES	37,669	31,675	5,994	18.9
INCOME TAXES	14,390	12,018	2,372	19.7

NET EARNINGS	$23,279	$19,657	$3,622	18.4%

Revenues. The 14.5% increase in total revenues, to $411.2 million for the three months ended June 30, 2008, from $359.0 million in the comparable period in 2007, was due mainly to a $37.8 million, or 13.6%, increase in rentals and fees revenues, plus a $9.4 million, or 16.6%, increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $37.6 million increase in rentals and fees revenues from our sales and lease ownership division, which had a 4.1% increase in same store revenues during the second quarter of 2008 and added 133 company-operated stores since June 30, 2007.
Revenues from retail sales increased 5.8% to $13.2 million for the three months ended June 30, 2008, from $12.5 million for the comparable period in 2007, primarily related to an increase in such revenues in our sales and lease ownership division. Retail sales represents sales of both new and rental return merchandise.
The 16.6% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $66.1 million for the three months of June 30, 2008, from $56.7 million for the comparable period in 2007, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2008, was 487, reflecting a net addition of 31 stores since June 30, 2007.
The 13.5% increase in franchise royalties and fees, to $10.9 million for the three months ended June 30, 2008, from $9.6 million for the comparable period in 2007, primarily reflects an increase in royalty income from franchisees, increasing 21.6% to $8.8 million for the three months ended June 30, 2008, compared to $7.2 million for the three months ended June 30, 2007. The increase is due in part to the growth in the revenues from existing stores, the growth in the number of franchised stores and more franchise agreements falling under a higher 6% royalty rate as compared to the historical 5% rate.
Other revenues increased 131.6% to $5.3 million for the three months ended June 30, 2008, from $2.3 million for the comparable period in 2007. Included in other revenues for the three months ended June 30, 2008, is a $3.4 million gain on the sales of company-operated stores.

Revenues for our sales and lease ownership division increased 16.4%, to $381.4 million for the three months ended June 30, 2008, from $327.6 million for the comparable period in 2007. This increase was attributable to the sales and lease ownership division adding 133 stores since June 30, 2007, combined with same store revenue growth of 4.1% for the three months ended June 30, 2008.
Cost of Sales. Cost of sales from retail sales increased 3.4% to $8.8 million for the three months ended June 30, 2008, compared to $8.5 million for the comparable period in 2007, and as a percentage of retail sales decreased to 66.2% from 67.8% in 2007, as a result of improved pricing and lower product cost. Cost of sales from non-retail sales increased 16.2%, to $60.6 million for the three months ended June 30, 2008, from $52.1 million for the comparable period in 2007, and as a percentage of non-retail sales, decreased slightly to 91.7% from 92.0%.
Expenses. Operating expenses for the three months ended June 30, 2008, increased $27.2 million to $190.9 million from $163.7 million for the comparable period in 2007, an 16.6% increase, primarily related to new store start-up expenses associated with the rapid expansion of our store base throughout 2007. As a percentage of total revenues, operating expenses were 46.4% for the three months ended June 30, 2008, and 45.6% for the comparable period in 2007.
Depreciation of rental merchandise increased $9.8 million to $110.9 million for the three months ended June 30, 2008, from $101.1 million during the comparable period in 2007, a 9.7% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 35.1% from 36.4% from quarter to quarter. The increased rental margins were primarily the result of lower product cost and changes in product mix.
Interest expense increased to $2.4 million for the three months ended June 30, 2008, compared with $1.9 million for the comparable period in 2007, a 25.3% increase. The increase in interest expense was primarily due to higher debt levels during the second quarter of 2008.
Income tax expense increased $2.4 million to $14.4 million for the three months ended June 30, 2008, compared with $12.0 million for the comparable period in 2007, representing a 19.7% increase. Aaron Rents’ effective tax rate was 38.2% in 2008 and 37.9% in 2007 and the increase in the effective tax rate was primarily related to higher state income taxes in 2008.
Net Earnings. Net earnings increased $3.6 million to $23.3 million for the three months ended June 30, 2008, compared with $19.7 million for the comparable period in 2007, representing an 18.4% increase. As a percentage of total revenues, net earnings were 5.7% for the three months ended June 30, 2008, and 5.5% for the three months ended June 30, 2007. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 4.1% increase in same store revenues, and a 13.5% increase in franchise royalties and fees. Additionally, other income for the three months ended June 30, 2008 included a $3.4 million gain on the sales of company-operated stores.

Six months ended June 30, 2008 compared with six months ended June 30, 2007
The following table shows key selected financial data for the six-month periods ended June 30, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007:

			Dollar Increase/	% Increase/
	Six Months Ended	Six Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	June 30, 2008	June 30, 2007	2008 from 2007	2008 from 2007
REVENUES:
Rentals and Fees	$635,517	$563,724	$71,793	12.7%
Retail Sales	30,395	28,140	2,255	8.0
Non-Retail Sales	151,489	126,907	24,582	19.4
Franchise Royalties and Fees	21,933	19,516	2,417	12.4
Other	9,188	8,632	556	6.4

	848,522	746,919	101,603	13.6

COSTS AND EXPENSES:
Retail Cost of Sales	19,796	18,791	1,005	5.3
Non-Retail Cost of Sales	138,470	116,260	22,210	19.1
Operating Expenses	382,899	325,414	57,485	17.7
Depreciation of Rental Merchandise	224,499	204,114	20,385	10.0
Interest	4,810	3,785	1,025	27.1

	770,474	668,364	102,110	15.3

EARNINGS BEFORE INCOME TAXES	78,048	78,555	(507)	(0.6)
INCOME TAXES	30,016	29,691	325	1.1

NET EARNINGS	$48,032	$48,864	$(832)	(1.7)%

Revenues. The 13.6% increase in total revenues, to $848.5 million for the six months ended June 30, 2008, from $746.9 million in the comparable period in 2007, was due mainly to a $71.8 million, or 12.7%, increase in rentals and fees revenues, plus a $24.6 million, or 19.4%, increase in non-retail sales. The increase in rentals and fees revenues was primarily attributable to a $71.4 million increase in rentals and fees revenues from our sales and lease ownership division, which had a 1.5% increase in same store revenues during the 24-month period ended June 30, 2008 and added 133 company-operated stores since June 30, 2007.
Revenues from retail sales increased 8.0% to $30.4 million for the six months ended June 30, 2008, from $28.1 million for the comparable period in 2007, primarily related to an increase in such revenues in our sales and lease ownership division. Retail sales represents sales of both new and rental return merchandise.
The 19.4% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $151.5 million for the six months of June 30, 2008, from $126.9 million for the comparable period in 2007, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at June 30, 2008, was 487, reflecting a net addition of 31 stores since June 30, 2007.
The 12.4% increase in franchise royalties and fees, to $21.9 million for the six months ended June 30, 2008, from $19.5 million for the comparable period in 2007, primarily reflects an increase in royalty income from franchisees, increasing 19.7% to $17.9 million for the six months ended June 30, 2008, compared to $14.9 million for the six months ended June 30, 2007. The increase is due in part to the growth in the revenues from existing stores, the growth in the number of franchised stores and more franchise agreements falling under a higher 6% royalty rate as compared to the historical 5% rate.
Other revenues increased 6.4% to $9.2 million for the six months ended June 30, 2008, from $8.6 million for the comparable period in 2007. Included in other revenues for the six months ended June 30, 2008 is a $5.8 million gain on the sales of company-operated stores. Included in other revenues for the six months ended June 30, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.

Revenues for our sales and lease ownership division increased 16.0%, to $787.7 million for the six months ended June 30, 2008, from $678.8 million for the comparable period in 2007. This increase was attributable to the sales and lease ownership division adding 133 stores since June 30, 2007, combined with same store revenue growth of 1.5% for the six months ended June 30, 2008.
Cost of Sales. Cost of sales from retail sales increased 5.3% to $19.8 million for the six months ended June 30, 2008, compared to $18.8 million for the comparable period in 2007, and as a percentage of retail sales decreased to 65.1% from 66.8% in 2008 and 2007, respectively, as a result of improved pricing and lower product cost. Cost of sales from non-retail sales increased 19.1%, to $138.5 million for the six months ended June 30, 2008, from $116.3 million for the comparable period in 2007, and as a percentage of non-retail sales, decreased slightly to 91.4% from 91.6%.
Expenses. Operating expenses for the six months ended June 30, 2008, increased $57.5 million to $382.9 million from $325.4 million for the comparable period in 2007, a 17.7% increase, primarily related to new store start-up expenses associated with the rapid expansion of our store base throughout 2007. As a percentage of total revenues, operating expenses were 45.1% for the six months ended June 30, 2008, and 43.6% for the comparable period in 2007.
Depreciation of rental merchandise increased $20.4 million to $224.5 million for the six months ended June 30, 2008, from $204.1 million during the comparable period in 2007, a 10.0% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 35.3% from 36.2% from period to period. The increased rental margins were primarily the result of lower product cost and changes in product mix.
Interest expense increased to $4.8 million for the six months ended June 30, 2008, compared with $3.8 million for the comparable period in 2007, a 27.1% increase. The increase in interest expense was primarily due to higher debt levels during the first six months of 2008.
Income tax expense increased to $30.0 million for the six months ended June 30, 2008, compared with $29.7 million for the comparable period in 2007, representing a 1.1% increase. Aaron Rents’ effective tax rate was 38.5% in 2008 and 37.8% in 2007 primarily related to higher state income taxes in 2008.
Net Earnings. Net earnings decreased slightly to $48.0 million for the six months ended June 30, 2008, compared with $48.9 million for the comparable period in 2007, representing a 1.7% decrease. As a percentage of total revenues, net earnings were 5.7% for the six months ended June 30, 2008, and 6.5% for the six months ended June 30, 2007. The decrease in net earnings was primarily the result of the increase in operating expenses and depreciation expense. Additionally, other income for the six months ended June 30, 2008 included a $5.8 million gain on the sales of company-operated stores. Other income for the six months ended June 30, 2007 included a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Balance Sheet
Cash. Our cash balance increased to $6.0 million at June 30, 2008, from $5.2 million at December 31, 2007. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $64.3 million in rental merchandise, net of accumulated depreciation, to $687.7 million at June 30, 2008, from $623.5 million at December 31, 2007, is primarily the result of the continued growth of existing company-operated stores as well as the opening of new stores.
Goodwill. The $19.3 million increase in goodwill, to $162.6 million at June 30, 2008, from $143.3 million on December 31, 2007, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $37.3 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Other Intangibles. The $733,000 increase in other intangibles, to $5.5 million on June 30, 2008, from $4.8 million on December 31, 2007, is the result of acquisitions of sales and lease ownership businesses mentioned above, net of amortization of certain finite-life intangible assets.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $1.2 million to $38.5 million at June 30, 2008, from $37.3 million at December 31, 2007, primarily as a result of an increase in prepaid workers compensation liability.
Accounts Payable and Accrued Expenses. The decrease of $12.1 million in accounts payable and accrued expenses, to $128.9 million at June 30, 2008, from $141.0 million at December 31, 2007, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $19.1 million in deferred income taxes payable to $101.4 million at June 30, 2008, from $82.3 million at December 31, 2007, is primarily the result of bonus rental merchandise depreciation deductions for tax purposes as a result of the Economic Stimulus Act of 2008.
Credit Facilities and Senior Notes. The $28.4 million increase in the amounts we owe under our credit facilities and senior notes to $214.2 million at June 30, 2008, from $185.8 million at December 31, 2007, reflects net borrowings under our revolving credit facility during the first six months of 2008.
Liquidity and Capital Resources
General
Cash flows from operations for the six months ended June 30, 2008 and 2007 were $18.5 million and $54.2 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and corporate furnishings stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;
•	bank credit;
•	trade credit with vendors;
•	proceeds from the sale of rental return merchandise;
•	private debt offerings; and
•	stock offerings.
At June 30, 2008, $109.8 million was outstanding under our revolving credit agreement. The credit facilities balance increased by $28.4 million in the first six months of 2008 primarily as a result of net borrowings during the period to fund acquisitions and purchases of rental merchandise. On May 23, 2008, we entered into a new revolving credit agreement which replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement. Our revolving credit agreement currently has a total available credit of $140.0 million. We have $20.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, the first principal repayments which were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $60.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments on which are first required in 2008. See Note D to the consolidated financial statements appearing in the Company’s 2007 Annual Report on Form 10-K for further information.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than rental merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholder’s equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have previously filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2008, and believe that we will continue to be in compliance in the future.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of June 30, 2008, Aaron Rents was authorized by its board of directors to purchase up to 3,920,413 common shares under previously approved resolutions. We repurchased 387,545 shares during the first six months of 2008.
We have a consistent history of paying dividends, having paid dividends for 21 consecutive years. Our board of directors increased the dividend 6.7% for the fourth quarter of 2007 on November 15, 2007 to $.016 per share from the previous quarterly dividend of $.015 per share. The fourth quarter of 2007 dividend was paid in January 2008, and the first quarter of 2008 dividend was paid in April 2008. Total cash outlay for dividends was $1.7 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
We believe our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise will be adequate to support our current level of expected growth. We also believe we have the ability to expand our existing credit facilities, secure additional debt financing, or seek other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of liquidity in the ordinary course of business.
Commitments
Income Taxes. During the six months ended June 30, 2008, we made $24.2 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for income taxes of approximately $2.0 million. The Company will benefit from the Economic Stimulus Act of 2008 as bonus depreciation will be available on its assets nationwide and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2008, are shown in the below table under “Contractual Obligations and Commitments.”
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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. At June 30, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $113.1 million. Of this amount, approximately $81.8 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $31.3 million represents franchisee borrowing that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of June 30, 2008:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years
Credit Facilities, Excluding Capital Leases	$195,818	$134,505	$34,012	$24,000	$3,301
Capital Leases	18,369	1,126	2,544	2,834	11,865
Operating Leases	341,744	82,511	106,059	51,876	101,298

Total Contractual Cash Obligations	$555,931	$218,142	$142,615	$78,710	$116,464

The following table shows the Company’s approximate commercial commitments as of June 30, 2008:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years
Guaranteed Borrowings of Franchisees	$113,148	$84,879	$27,608	$661	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At June 30, 2008, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to LIBOR or prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $1.0 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On Tuesday, May 6, 2008, the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 11, 2008, there were 8,314,996 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 8,026,376 shares representing 96.53% of the total shares of Class A Common Stock entitled to vote at the meeting.
The purpose of the meeting was to re-elect eleven directors to a one-year term expiring in 2008. The following tables set forth the results of the vote on the matter:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	7,894,129	132,247
David L. Kolb	7,984,132	42,244
Robert C. Loudermilk, Jr.	7,895,729	130,647
Gilbert L. Danielson	7,927,242	99,134
Ronald W. Allen	7,989,444	36,932
Leo Benatar	7,984,132	42,244
Earl Dolive	7,987,844	38,532
Ray M. Robinson	7,989,444	36,932
John Schuerholz	7,987,844	38,532
William K. Butler, Jr.	7,895,729	130,647
John C. Portman, Jr.	7,989,444	36,932

ITEM 6.	EXHIBITS
The following exhibits are furnished herewith:

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — July 31, 2008	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — July 31, 2008		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller