Form 10-Q
period 2008-09-30
AARON RENTS INC
filed 2008-11-05
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	October 31, 2008
Common Stock, $.50 Par Value	45,199,907
Class A Common Stock, $.50 Par Value	8,314,966

AARON RENTS, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
ASSETS:
Cash	$6,579	$5,249
Accounts Receivable (net of allowances of $3,790 in 2008 and $3,848 in 2007)	48,470	47,712
Rental Merchandise	1,020,322	922,556
Less: Accumulated Depreciation	(389,878)	(350,723)

	630,444	571,833
Property, Plant and Equipment, Net	212,318	245,876
Goodwill, Net	160,838	141,894
Other Intangibles, Net	5,547	4,814
Prepaid Expenses and Other Assets	45,561	36,885
Assets Held for Sale	59,826	58,913

Total Assets	$1,169,583	$1,113,176

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$126,455	$141,030
Dividends Payable	—	869
Deferred Income Taxes Payable	121,118	82,293
Customer Deposits and Advance Payments	27,891	27,774
Credit Facilities	153,440	185,832
Liabilities Held for Sale	848	1,998

Total Liabilities	429,752	439,796

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at September 30, 2008 and December 31, 2007	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2008 and December 31, 2007	6,032	6,032
Additional Paid-in Capital	192,890	188,575
Retained Earnings	565,660	499,109
Accumulated Other Comprehensive Loss	(101)	(82)

	788,701	717,854

Less: Treasury Shares at Cost,
Common Stock, 3,245,320 Shares at September 30, 2008 and 3,147,360 Shares at December 31, 2007	(31,342)	(26,946)
Class A Common Stock, 3,748,860 Shares at September 30, 2008 and December 31, 2007	(17,528)	(17,528)

Total Shareholders’ Equity	739,831	673,380

Total Liabilities & Shareholders’ Equity	$1,169,583	$1,113,176

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
REVENUES:
Rentals and Fees	$291,102	$257,294	$885,554	$780,254
Retail Sales	10,230	7,713	32,363	25,783
Non-Retail Sales	70,691	58,140	222,180	185,047
Franchise Royalties and Fees	11,127	8,881	33,060	28,397
Other	4,869	1,688	14,557	10,796

	388,019	333,716	1,187,714	1,030,277

COSTS AND EXPENSES:
Retail Cost of Sales	6,266	4,546	19,839	15,838
Non-Retail Cost of Sales	64,752	53,095	203,222	169,355
Operating Expenses	175,409	154,531	529,213	451,734
Depreciation of Rental Merchandise	106,962	97,218	323,600	293,610
Interest	2,243	1,945	6,593	5,328

	355,632	311,335	1,082,467	935,865

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,387	22,381	105,247	94,412

INCOME TAXES	12,597	8,273	40,617	35,477

NET EARNINGS FROM CONTINUING OPERATIONS	19,790	14,108	64,630	58,935

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	1,288	1,811	4,480	5,848

NET EARNINGS	$21,078	$15,919	$69,110	$64,783

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.37	$.26	$1.21	$1.09

Assuming Dilution	.37	.26	1.20	1.07

COMMON STOCK AND CLASS A COMMON STOCK EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.03	$.03	$.08	$.11

Assuming Dilution	.02	.03	.08	.11

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.016	$.015	$.048	$.045
Class A Common Stock	.016	.015	.048	.045

COMMON STOCK AND CLASS A COMMON STOCK WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,356	54,217	53,370	54,190
Assuming Dilution	54,219	55,049	54,178	55,046
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$64,630	$58,935
Depreciation of Rental Merchandise	323,600	293,610
Other Depreciation and Amortization	32,735	26,784
Additions to Rental Merchandise	(875,925)	(483,561)
Book Value of Rental Merchandise Sold or Disposed	497,010	205,692
Change in Deferred Income Taxes	38,825	(2,370)
Loss (Gain) on Sale of Property, Plant, and Equipment	1,554	(4,653)
Gain on Asset Dispositions	(8,397)	(780)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(7,166)	—
Change in Accounts Payable and Accrued Expenses	(12,413)	14,123
Change in Accounts Receivable	(758)	(1,713)
Excess Tax Benefits from Stock-Based Compensation	(931)	(397)
Change in Other Assets	(4,329)	(985)
Change in Customer Deposits	117	11
Stock-Based Compensation	860	1,586
Other Changes, Net	1,395	(12,436)

Cash Provided by Operating Activities	50,807	93,846

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(48,565)	(96,367)
Contracts and Other Assets Acquired	(38,285)	(42,241)
Proceeds from Sale of Property, Plant, and Equipment	50,022	21,382
Proceeds from Asset Dispositions	22,178	1,596

Cash Used in Investing Activities	(14,650)	(115,630)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	421,276	329,988
Repayments on Credit Facilities	(453,668)	(307,471)
Dividends Paid	(3,428)	(2,436)
Acquisition of Treasury Stock	(7,529)	—
Excess Tax Benefits from Stock-Based Compensation	931	397
Issuance of Stock Under Stock Option Plans	5,174	2,145

Cash (Used in) Provided by Financing Activities	(37,244)	22,623

DISCONTINUED OPERATIONS:
Operating Activities	2,704	652
Investing Activities	(287)	(575)

Cash Provided by Discontinued Operations	2,417	77

Increase in Cash	1,330	916
Cash at Beginning of Period	5,249	8,807

Cash at End of Period	$6,579	$9,723

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
The consolidated balance sheet as of September 30, 2008, and the consolidated statements of earnings for the quarter and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The results of operations for the quarter ended September 30, 2008, are not necessarily indicative of operating results for the full year.
The Company’s corporate furnishings business has consisted of the Aaron’s Corporate Furnishings division and the Aaron’s Office Furniture division. On September 12, 2008, the Company entered into an Asset Purchase Agreement with CORT Business Services Corporation (“CORT”) pursuant to which the Company has agreed to sell substantially all of the assets of its Aaron’s Corporate Furnishings division to CORT and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The results of the Aaron’s Corporate Furnishings division are presented as discontinued operations in the accompanying consolidated financial statements. See Note H for further details. After the sale of the Aaron’s Corporate Furnishings division, the Company will continue to operate the Aaron’s Office Furniture division.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K.
Rental Merchandise
See Note A to the consolidated financial statements in the 2007 Annual Report on Form 10-K. Rental merchandise adjustments for the three-month periods ended September 30 were $9.4 million in 2008 and $7.3 million in 2007. Rental merchandise adjustments for the nine-month periods ended September 30 were $25.1 million in 2008 and $19.9 million in 2007. These charges are recorded as a component of operating expenses.
Goodwill and Other Intangibles
During the nine months ended September 30, 2008, the Company recorded $19.7 million in goodwill, $1.8 million in customer relationship intangibles, and $798,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $752,000 and $608,000 for the three-month periods ended September 30, 2008 and 2007, respectively. Amortization expense was $2.2 million and $1.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The aggregate purchase price for these asset acquisitions totaled $38.3 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2008. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation

See Note H to the consolidated financial statements in the 2007 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2008 and 2007 include $263,000 and $458,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the nine months ended September 30, 2008 and 2007, include $860,000 and $1.6 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended September 30, 2008 and 2007 include $294,000 and $450,000, respectively, in compensation expense related to restricted stock awards. The results of operations for the nine months ended September 30, 2008 and 2007 include $1.1 million and $1.3 million, respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the nine months ended September 30, 2008.
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
The Company had a $3.5 million liability recorded for uncertain tax benefits as of September 30, 2008 and December 31, 2007, which included interest and penalties. The Company recognizes interest and penalties accrued related to uncertain tax benefits in tax expense.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities which is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about the use of fair value measurements, including the effect of such measures on earnings. The Company adopted SFAS 157 effective January 1, 2008, and the impact was not material.
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
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments, and the changes in unrealized gains or losses on available-for-sale securities, net of income taxes, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Net earnings	$21,078	$15,919	$69,110	$64,783
Other comprehensive income:
Foreign currency translation adjustment	359	(8)	(19)	(37)
Unrealized loss on marketable securities, net of taxes	—	—	—	(88)

Total other comprehensive income (loss)	359	(8)	(19)	(125)

Comprehensive income	$21,437	$15,911	$69,091	$64,658

Note D — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Revenues From External Customers:
Sales and Lease Ownership	$368,158	$314,755	$1,134,196	$974,245
Office Furniture	4,782	4,045	15,109	15,504
Franchise	11,492	8,881	33,418	28,397
Other	1,165	2,580	4,660	10,067
Manufacturing	15,719	16,439	53,806	57,403

Revenues of Reportable Segments	401,316	346,700	1,241,189	1,085,616
Elimination of Intersegment Revenues	(15,884)	(16,491)	(54,219)	(57,429)
Cash to Accrual Adjustments	2,587	3,507	744	2,090

Total Revenues from External Customers from Continuing Operations	$388,019	$333,716	$1,187,714	$1,030,277

Earnings Before Income Taxes:
Sales and Lease Ownership	$23,714	$14,588	$85,195	$72,431
Office Furniture	(329)	(336)	(1,390)	608
Franchise	8,261	6,431	24,244	20,884
Other	(645)	(743)	(349)	2,148
Manufacturing	132	(106)	1,349	(740)

Earnings Before Income Taxes of Reportable Segments	31,133	19,834	109,049	95,331
Elimination of Intersegment (Profit) Loss	(140)	140	(1,357)	854
Cash to Accrual and Other Adjustments	1,394	2,407	(2,445)	(1,773)

Total Earnings Before Income Taxes from Continuing Operations	$32,387	$22,381	$105,247	$94,412

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
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax earnings items in the “Other” category are the net result of the profits and losses from leasing a portion of the corporate headquarters and several minor unrelated activities, and the portion of corporate overhead not allocated to the reportable segments for management purposes. Additionally, included in the “Other” category for the nine months ended September 30, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Note E — Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of this Statement on its financial statements.
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
Note F — Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. The Company expects that most leases will be renewed or replaced by other leases in the normal course of business.
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisee’s debt obligations, which would be due in full within 90 days of the event of default. At September 30, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.2 million. Of this amount, approximately $84.0 million represents franchise borrowings outstanding under the franchise loan program and approximately $31.2 million represents franchise borrowings under other debt facilities. However, due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of rental merchandise as well as the associated rental agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program. On May 23, 2008, the Company entered into a new franchise loan guaranty agreement which replaced the previous franchise loan guaranty agreement. The new franchise loan guaranty expires May 23, 2009.

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
Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years. The Company has sponsored professional driver Michael Waltrip and his team of drivers in various NASCAR races. In 2007, the two sons of the president of the Company’s sales and lease ownership division were paid by Mr. Waltrip’s company as full-time members of its team of drivers. One son raced in the USAR Hooters Pro Cup Series and the other raced in the Craftsman Truck Series. The Company’s sponsorship cost in 2007 for these two drivers was approximately $730,000. In 2008, the Company sponsored one of the drivers as a member of the Eddie Sharp Racing team in the ARCA RE/MAX Series at an estimated cost of less than $250,000. The second driver raced in the USAR Hooters Pro Cup Series for a team owned by DRT Enterprises, Inc. The Company also sponsored an unrelated driver on the DRT Enterprises’ team in the total amount of $180,000, with none of the sponsorship funds directly allocated to the president’s son.
During the first quarter of 2008, the Company purchased for $704,000 the land and building of a Company-operated store location owned by the daughter of the Chairman of the Company and previously leased to the Company. The purchase price was determined based upon an appraisal and other market evaluations provided by unrelated third parties.
Note H — Discontinued Operations
On September 12, 2008, the Company entered into an agreement with CORT Business Services Corporation to sell substantially all of the assets of its Aaron’s Corporate Furnishings division and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The Aaron’s Corporate Furnishings division, which currently operates at 47 locations, is primarily engaged in the business of renting and selling residential furniture, electronics, appliances, housewares and accessories.
The consideration for the assets will consist of $72 million in cash plus payments for certain accounts receivable of the Aaron’s Corporate Furnishings division, subject to certain adjustments, including for differences in the amount of the Aaron’s Corporate Furnishings division’s inventory at closing and in the monthly rent potential of the division’s merchandise on rent at closing as compared to certain benchmark ranges set forth in the purchase agreement. The assets being transferred include all of the Aaron’s Corporate Furnishings division’s rental contracts with customers and certain other contracts, certain inventory and accounts receivable, and store leases or subleases for 27 locations. CORT is assuming performance obligations under transferred rental and certain other contracts and customer deposits. The Company is retaining other liabilities of the Aaron’s Corporate Furnishings division, including its accounts payable and accrued expenses. The Company anticipates that the transaction, which is subject to customary closing conditions, will close in the fourth quarter of 2008.
Summarized operating results for the Aaron’s Corporate Furnishings division for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007

Revenues	$24,647	$25,665	$73,474	$76,023
Earnings Before Income Taxes	2,068	2,932	7,257	9,456
Earnings From Discontinued Operations, Net of Tax	1,288	1,811	4,480	5,848

Net sssets held for sale for the Aaron’s Corporate Furnishings division included in the consolidated balance sheet as of September 30, 2008 and December 31, 2007 are as follows:

	(Unaudited)
	September 30,	December 31,
	2008	2007
	(In Thousands)
Accounts Receivable, Net	$4,541	$4,313
Rental Merchandise	74,389	70,867
Less: Accumulated Depreciation	(22,050)	(19,248)

	52,339	51,619
Property, Plant and Equipment, Net	1,287	1,162
Goodwill, Net	1,388	1,388
Prepaid Expenses and Other Assets	271	431
Customer Deposits and Advanced Payments	(848)	(1,998)

Net Assets Held for Sale	$58,978	$56,915

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
November 4, 2008

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2008, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division, the Aaron’s Corporate Furnishings Division, and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories rented and sold in our stores. We have agreed to sell substantially all of the assets of our Aaron’s Corporate Furnishings Division to CORT Business Services Corporation (“CORT”) and to transfer certain of the Aaron’s Corporate Furnishings Division’s liabilities to CORT. We expect to consummate this sale in the fourth quarter. As a result of this transaction, Aaron’s Corporate Furnishings is included as a discontinued operation in these financial statements. We will continue to operate the Aaron’s Office Furniture stores which were previously part of the Aaron’s Corporate Furnishings division.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.033 billion in 2005 to $1.395 billion in 2007, representing a compound annual growth rate of 16.2%. Total revenues from continuing operations for the three months ended September 30, 2008, were $388.0 million, an increase of $54.3 million or 16.3% over the comparable period in 2007. Total revenues from continuing operations for the nine months ended September 30, 2008, were $1.188 billion, an increase of $157.4 million or 15.3%, over the comparable period in 2007.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net 43 stores in 2007. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $38.8 million of revenues in 2007, up from $29.8 million in 2005, representing a compounded annual growth rate of 14.1%. Total revenues from franchisees for the three months ended September 30, 2008, were $11.1 million, an increase of $2.2 million or 25.3%, over the comparable period in 2007. Total revenues from franchisees for the nine months ended September 30, 2008, were $33.1 million, an increase of $4.7 million or 16.4%, over the comparable period in 2007.
Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues (rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues), costs of sales and expenses (of which depreciation of rental merchandise is a significant part).

Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our sales and lease ownership and office furniture stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our sales and lease ownership and office furniture stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Depreciation of Rental Merchandise. Depreciation of rental merchandise reflects the expense associated with depreciating merchandise rented to customers and held for rent by our company-operated sales and lease ownership and office furniture stores.
Critical Accounting Policies
Revenue Recognition. Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for rental payments received prior to the month due and an accrual for rental revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. As of September 30, 2008 and December 31, 2007, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $26.6 million and $27.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $4.8 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Rental Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when rented, and 36 months when not rented, to 0% salvage value. Our office furniture division depreciates merchandise over its estimated useful life, which ranges from nine months to 60 months, net of salvage value, which ranges from 0% to 60%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise.
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

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of September 30, 2008 and December 31, 2007, our reserve for closed or consolidated stores was $1.5 million and $1.3 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at September 30, 2008.
Insurance Programs. We maintain insurance contracts to fund workers compensation and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverages. We also calculate the projected outstanding plan liability for our group health insurance program. Our net liability for workers compensation insurance claims and group health insurance was a $550,000 liability and a $5.6 million prepaid expense at September 30, 2008 and December 31, 2007, respectively.
If we resolve existing workers compensation claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2008. Additionally, if the actual group health insurance liability exceeds our projections and policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2008.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended September 30, 2008, we calculated this amount by comparing revenues for the three months ended September 30, 2008 to revenues for the comparable period in 2007 for all stores open for the entire 15-month period ended September 30, 2008, excluding stores that received rental agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2008, we calculated this amount by comparing revenues for the nine months ended September 30, 2008 to revenues for the comparable period in 2007 for all stores open for the entire 24-month period ended September 30, 2008, excluding stores that received rental agreements from other acquired, closed or merged stores.

Results of Continuing Operations
Three months ended September 30, 2008 compared with three months ended September 30, 2007
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the three-month periods ended September 30, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to 2008	(Decrease) to 2008
(In Thousands)	September 30, 2008	September 30, 2007	from 2007	from 2007

REVENUES:
Rentals and Fees	$291,102	$257,294	$33,808	13.1%
Retail Sales	10,230	7,713	2,517	32.6
Non-Retail Sales	70,691	58,140	12,551	21.6
Franchise Royalties and Fees	11,127	8,881	2,246	25.3
Other	4,869	1,688	3,181	188.4

	388,019	333,716	54,303	16.3

COSTS AND EXPENSES:
Retail Cost of Sales	6,266	4,546	1,720	37.8
Non-Retail Cost of Sales	64,752	53,095	11,657	22.0
Operating Expenses	175,409	154,531	20,878	13.5
Depreciation of Rental Merchandise	106,962	97,218	9,744	10.0
Interest	2,243	1,945	298	15.3

	355,632	311,335	44,297	14.2

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,387	22,381	10,006	44.7
INCOME TAXES	12,597	8,273	4,324	52.3

NET EARNINGS FROM CONTINUING OPERATIONS	19,790	14,108	5,682	40.3
NET EARNINGS FROM DISCONTINUED OPERATIONS	1,288	1,811	(523)	(28.9)

NET EARNINGS	$21,078	$15,919	$5,159	32.4%

Revenues. The 16.3% increase in total revenues, to $388.0 million for the three months ended September 30, 2008, from $333.7 million in the comparable period in 2007, was due mainly to a $33.8 million, or 13.1%, increase in rentals and fees revenues, plus a $12.6 million, or 21.6%, increase in non-retail sales. The increase in rentals and fees revenues was attributable to an increase in rentals and fees revenues from our sales and lease ownership division, which had a 5.7% increase in same store revenues during the third quarter of 2008 and added 58 company-operated stores since September 30, 2007.
Revenues from retail sales increased 32.6% to $10.2 million for the three months ended September 30, 2008, from $7.7 million for the comparable period in 2007, related to an increase in such revenues in our sales and lease ownership division. Retail sales represents sales of both new and rental return merchandise.
The 21.6% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $70.7 million for the three months of September 30, 2008, from $58.1 million for the comparable period in 2007, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2008, was 510, reflecting a net addition of 64 stores since September 30, 2007.
The 25.3% increase in franchise royalties and fees, to $11.1 million for the three months ended September 30, 2008, from $8.9 million for the comparable period in 2007, primarily reflects an increase in royalty income from franchisees, increasing 29.3% to $9.1 million for the three months ended September 30, 2008, compared to $7.1 million for the three months ended September 30, 2007. The increase is due in part to the growth in the revenues from existing stores, the growth in the number of franchised stores and more franchise agreements falling under a higher 6% royalty rate as compared to the historical 5% rate.
Other revenues increased 188.4% to $4.9 million for the three months ended September 30, 2008, from $1.7 million for the comparable period in 2007. Included in other revenues for the three months ended September 30, 2008, is a $2.6 million gain on the sales of company-operated stores to franchisees.
Revenues for our sales and lease ownership division increased 16.6%, to $382.6 million for the three months ended September 30, 2008, from $328.1 million for the comparable period in 2007. This increase was attributable to the sales and lease ownership division adding 59 stores since September 30, 2007, combined with same store revenue growth of 5.7% for the three months ended September 30, 2008.
Cost of Sales. Cost of sales from retail sales increased 37.8% to $6.3 million for the three months ended September 30, 2008, compared to $4.5 million for the comparable period in 2007, and as a percentage of retail sales increased to 61.3% from 58.9% in 2007. Cost of sales from non-retail sales increased 22.0%, to $64.8 million for the three months ended September 30, 2008, from $53.1 million for the comparable period in 2007, and as a percentage of non-retail sales, increased slightly to 91.6% from 91.3%.
Expenses. Operating expenses for the three months ended September 30, 2008, increased $20.9 million to $175.4 million from $154.5 million for the comparable period in 2007, a 13.5% increase, primarily related to the growth of the business and to new store start-up expenses associated with the rapid expansion of our store base throughout 2007. As a percentage of total revenues, operating expenses were 45.2% for the three months ended September 30, 2008, and 46.3% for the comparable period in 2007.
Depreciation of rental merchandise increased $9.7 million to $107.0 million for the three months ended September 30, 2008, from $97.2 million during the comparable period in 2007, a 10.0% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 36.7% from 37.8% from quarter to quarter. The increased rental margins were primarily the result of lower product cost and changes in product mix.
Interest expense increased to $2.2 million for the three months ended September 30, 2008, compared with $1.9 million for the comparable period in 2007, a 15.3% increase. The increase in interest expense was primarily due to higher debt levels during the third quarter of 2008.
Income tax expense increased $4.3 million to $12.6 million for the three months ended September 30, 2008, compared with $8.3 million for the comparable period in 2007, representing a 52.3% increase. Aaron Rents’ effective tax rate was 38.9% in 2008 and 37.0% in 2007 and the increase in the effective tax rate was primarily related to higher state income taxes in 2008.
Net Earnings from Continuing Operations. Net earnings increased $5.7 million to $19.8 million for the three months ended September 30, 2008, compared with $14.1 million for the comparable period in 2007, representing a 40.3% increase. As a percentage of total revenues, net earnings from continuing operations were 5.1% for the three months ended September 30, 2008, and 4.2% for the three months ended September 30, 2007. The increase in net earnings was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 5.7% increase in same store revenues, and a 25.3% increase in franchise royalties and fees. Additionally, other income for the three months ended September 30, 2008 included a $2.6 million gain on the sales of company-operated stores.
Discontinued Operations. Net earnings from discontinued operations (which represents earnings from the Aaron’s Corporate Furnishings division), net of tax, were $1.3 million for the three months ended September 30, 2008, compared to $1.8 million for the comparable period in 2007, primarily related to a decrease in retail sales.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the nine-month periods ended September 30, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007:

			Dollar Increase/	% Increase/
	Nine Months Ended	Nine Months Ended	(Decrease) to 2008	(Decrease) to 2008
(In Thousands)	September 30, 2008	September 30, 2007	from 2007	from 2007

REVENUES:
Rentals and Fees	$885,554	$780,254	$105,300	13.5%
Retail Sales	32,363	25,783	6,580	25.5
Non-Retail Sales	222,180	185,047	37,133	20.1
Franchise Royalties and Fees	33,060	28,397	4,663	16.4
Other	14,557	10,796	3,761	34.8

	1,187,714	1,030,277	157,437	15.3

COSTS AND EXPENSES:
Retail Cost of Sales	19,839	15,838	4,001	25.3
Non-Retail Cost of Sales	203,222	169,355	33,867	20.0
Operating Expenses	529,213	451,734	77,479	17.2
Depreciation of Rental Merchandise	323,600	293,610	29,990	10.2
Interest	6,593	5,328	1,265	23.7

	1,082,467	935,865	146,602	15.7

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	105,247	94,412	10,835	11.5
INCOME TAXES	40,617	35,477	5,140	14.5

NET EARNINGS FROM CONTINUING OPERATIONS	64,630	58,935	5,695	9.7
NET EARNINGS FROM DISCONTINUTED OPERATIONS	4,480	5,848	(1,368)	(23.4)

NET EARNINGS	$69,110	$64,783	$4,327	6.7%

Revenues. The 15.3% increase in total revenues, to $1.188 billion for the nine months ended September 30, 2008, from $1.030 billion in the comparable period in 2007, was due mainly to a $105.3 million, or 13.5%, increase in rentals and fees revenues, plus a $37.1 million, or 20.1%, increase in non-retail sales. The increase in rentals and fees revenues was attributable to an increase in rentals and fees revenues from our sales and lease ownership division, which had a 3.2% increase in same store revenues during the 24-month period ended September 30, 2008 and added 58 company-operated stores since September 30, 2007.
Revenues from retail sales increased 25.5% to $32.4 million for the nine months ended September 30, 2008, from $25.8 million for the comparable period in 2007, related to an increase in such revenues in our sales and lease ownership division. Retail sales represents sales of both new and rental return merchandise.
The 20.1% increase in non-retail sales (which mainly represents merchandise sold to our franchisees) to $222.2 million for the nine months of September 30, 2008, from $185.0 million for the comparable period in 2007, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at September 30, 2008, was 510, reflecting a net addition of 64 stores since September 30, 2007.
The 16.4% increase in franchise royalties and fees, to $33.1 million for the nine months ended September 30, 2008, from $28.4 million for the comparable period in 2007, primarily reflects an increase in royalty income from franchisees, increasing 22.8% to $27.0 million for the nine months ended September 30, 2008, compared to $22.0 million for the nine months ended September 30, 2007. The increase is due in part to the growth in the revenues from existing stores, the growth in the number of franchised stores and more franchise agreements falling under a higher 6% royalty rate as compared to the historical 5% rate.

Other revenues increased 34.8% to $14.6 million for the nine months ended September 30, 2008, from $10.8 million for the comparable period in 2007. Included in other revenues for the nine months ended September 30, 2008 is an $8.4 million gain on the sales of company-operated stores to franchisees. Included in other revenues for the nine months ended September 30, 2007 is a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Revenues for our sales and lease ownership division increased 16.2%, to $1.170 billion for the nine months ended September 30, 2008, from $1.007 billion for the comparable period in 2007. This increase was attributable to the sales and lease ownership division adding 59 stores since September 30, 2007, combined with same store revenue growth of 3.2% for the nine months ended September 30, 2008.
Cost of Sales. Cost of sales from retail sales increased 25.3% to $19.8 million for the nine months ended September 30, 2008, compared to $15.8 million for the comparable period in 2007, and as a percentage of retail sales decreased slightly to 61.3% from 61.4% in 2008 and 2007, respectively. Cost of sales from non-retail sales increased 20.0%, to $203.2 million for the nine months ended September 30, 2008, from $169.4 million for the comparable period in 2007, and was 91.5% as a percentage of non-retail sales in both periods.
Expenses. Operating expenses for the nine months ended September 30, 2008, increased $77.5 million to $529.2 million from $451.7 million for the comparable period in 2007, a 17.2% increase, primarily related to the growth of the business and to new store start-up expenses associated with the rapid expansion of our store base throughout 2007. As a percentage of total revenues, operating expenses were 44.6% for the nine months ended September 30, 2008, and 43.8% for the comparable period in 2007.
Depreciation of rental merchandise increased $30.0 million to $323.6 million for the nine months ended September 30, 2008, from $293.6 million during the comparable period in 2007, a 10.2% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 36.5% from 37.6% from period to period.
Interest expense increased to $6.6 million for the nine months ended September 30, 2008, compared with $5.3 million for the comparable period in 2007, a 23.7% increase. The increase in interest expense was primarily due to higher debt levels during the first nine months of 2008.
Income tax expense increased to $40.6 million for the nine months ended September 30, 2008, compared with $35.5 million for the comparable period in 2007, representing a 14.5% increase. Aaron Rents’ effective tax rate was 38.6% in 2008 and 37.6% in 2007 primarily related to higher state income taxes in 2008.
Net Earnings from Continuing Operations. Net earnings increased to $64.6 million for the nine months ended September 30, 2008, compared with $58.9 million for the comparable period in 2007, representing a 9.7% increase. As a percentage of total revenues, net earnings from continuing operations were 5.4% for the nine months ended September 30, 2008, and 5.7% for the nine months ended September 30, 2007. The decrease in net earnings as a percentage of revenue was primarily the result of the increase in operating expenses. Additionally, other income for the nine months ended September 30, 2008 included an $8.4 million gain on the sales of company-operated stores to franchisees. Other income for the nine months ended September 30, 2007 included a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Discontinued Operations. Net earnings from discontinued operations (which represents earnings from the Aaron’s Corporate Furnishings division), net of tax, were $4.5 million for the nine months ended September 30, 2008, compared to $5.8 million for the comparable period in 2007.
Balance Sheet
Cash. Our cash balance increased to $6.6 million at September 30, 2008, from $5.2 million at December 31, 2007. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $58.6 million in rental merchandise, net of accumulated depreciation, to $630.4 million at September 30, 2008, from $571.8 million at December 31, 2007, is primarily the result of the continued growth of existing company-operated stores as well as the opening of new stores.

Goodwill. The $18.9 million increase in goodwill, to $160.8 million at September 30, 2008, from $141.9 million on December 31, 2007, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $38.3 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Other Intangibles. The $733,000 increase in other intangibles, to $5.5 million on September 30, 2008, from $4.8 million on December 31, 2007, is the result of acquisitions of sales and lease ownership businesses mentioned above, net of amortization of certain finite-life intangible assets.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $8.7 million to $45.6 million at September 30, 2008, from $36.9 million at December 31, 2007, primarily as a result of an increase in prepaid income tax expense.
Accounts Payable and Accrued Expenses. The decrease of $14.6 million in accounts payable and accrued expenses, to $126.5 million at September 30, 2008, from $141.0 million at December 31, 2007, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $38.8 million in deferred income taxes payable to $121.1 million at September 30, 2008, from $82.3 million at December 31, 2007, is primarily the result of bonus rental merchandise depreciation deductions for tax purposes as a result of the Economic Stimulus Act of 2008.
Credit Facilities and Senior Notes. The $32.4 million decrease in the amounts we owe under our credit facilities and senior notes to $153.4 million at September 30, 2008, from $185.8 million at December 31, 2007, reflects net payments on our revolving credit facility and payments on our senior notes during the first nine months of 2008.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the nine months ended September 30, 2008 and 2007 were $50.8 million and $93.8 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. Our cash flows include profits on the sale of rental return merchandise. Our primary capital requirements consist of buying rental merchandise for both sales and lease ownership and office furniture stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
At September 30, 2008, $72.3 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $32.4 million in the first nine months of 2008 primarily as a result of net payments on our revolving credit facility and payments on our senior notes. Our revolving credit agreement currently has a total available credit of $140.0 million. We have $10.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, for which the first principal repayments were due and paid in 2005 in the aggregate amount of $10.0 million, with annual $10.0 million repayments due until maturity. Additionally, we have $48.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments on which were first paid in 2008. See Note D to the consolidated financial statements appearing in the Company’s 2007 Annual Report on Form 10-K for further information.

Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than rental merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholder’s equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have previously filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2008, and believe that we will continue to be in compliance in the future.
We purchase our common shares in the market from time to time as authorized by our board of directors. As of September 30, 2008, Aaron Rents was authorized by its board of directors to purchase up to 3,920,413 common shares under previously approved resolutions. We repurchased 387,545 shares during the first nine months of 2008.
We have a consistent history of paying dividends, having paid dividends for 21 consecutive years. Our board of directors increased the dividend 6.7% for the fourth quarter of 2007 to $.016 per share from the previous quarterly dividend of $.015 per share. The fourth quarter of 2007 dividend was paid in January 2008, the first quarter of 2008 dividend was paid in April 2008, the second quarter of 2008 dividend was paid in July 2008, and the third quarter dividend was paid in September 2008. Total cash outlay for dividends was $3.4 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the nine months ended September 30, 2008, we made $26.2 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for income taxes of approximately $2.0 million. The Company will benefit from the Economic Stimulus Act of 2008 as bonus depreciation will be available on our assets nationwide and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for substantially all of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2008, are shown in the below table under “Contractual Obligations and Commitments.”
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. At September 30, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.2 million. Of this amount, approximately $84.0 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $31.2 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of September 30, 2008:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$135,345	$96,034	$24,010	$12,000	$3,301
Capital Leases	18,095	1,145	2,608	2,859	11,483
Operating Leases	382,334	83,549	108,631	58,965	131,189

Total Contractual Cash Obligations	$535,774	$180,728	$135,249	$73,824	$145,973

The following table shows the Company’s approximate commercial commitments as of September 30, 2008:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$115,158	$87,286	$27,142	$730	$—
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements.
At September 30, 2008, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $1.0 million additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting.
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS
     The following exhibits are furnished herewith:

2.1	Asset Purchase Agreement between CORT Business Services Corporation as Buyer and Aaron Rents, Inc. as Seller dated as of September 12, 2008.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — November 4, 2008	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — November 4, 2008		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller