Form 10-Q/A
period 2008-09-30
AARON RENTS INC
filed 2008-11-24
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
     Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 of Aaron Rents, Inc. (the “Company”) is filed to correct an error on the Consolidated Statements of Cash Flows. The items “Additions to Rental Merchandise” and the “Book Value of Rental Merchandise Sold or Disposed” for the nine month period ended September 30, 2008 were inadvertently overstated by approximately $241.1 million; however, the net effect of these two items is the same, resulting in no change to the previously reported cash provided by operating activities or cash at the end of the period.
For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended September 30, 2008, as originally filed on November 5, 2008, that was affected by the error has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

AARON RENTS, INC.

INDEX

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
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:	(Restated)
Net Earnings from Continuing Operations	$64,630	$58,935
Depreciation of Rental Merchandise	323,600	293,610
Other Depreciation and Amortization	32,735	26,784
Additions to Rental Merchandise	(634,784)	(483,561)
Book Value of Rental Merchandise Sold or Disposed	255,869	205,692
Change in Deferred Income Taxes	38,825	(2,370)
Loss (Gain) on Sale of Property, Plant, and Equipment	1,554	(4,653)
Gain on Asset Dispositions	(8,397)	(780)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(7,166)	—
Change in Accounts Payable and Accrued Expenses	(12,413)	14,123
Change in Accounts Receivable	(758)	(1,713)
Excess Tax Benefits from Stock-Based Compensation	(931)	(397)
Change in Other Assets	(4,329)	(985)
Change in Customer Deposits	117	11
Stock-Based Compensation	860	1,586
Other Changes, Net	1,395	(12,436)

Cash Provided by Operating Activities	50,807	93,846

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(48,565)	(96,367)
Contracts and Other Assets Acquired	(38,285)	(42,241)
Proceeds from Sale of Property, Plant, and Equipment	50,022	21,382
Proceeds from Asset Dispositions	22,178	1,596

Cash Used in Investing Activities	(14,650)	(115,630)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	421,276	329,988
Repayments on Credit Facilities	(453,668)	(307,471)
Dividends Paid	(3,428)	(2,436)
Acquisition of Treasury Stock	(7,529)	—
Excess Tax Benefits from Stock-Based Compensation	931	397
Issuance of Stock Under Stock Option Plans	5,174	2,145

Cash (Used in) Provided by Financing Activities	(37,244)	22,623

DISCONTINUED OPERATIONS:
Operating Activities	2,704	652
Investing Activities	(287)	(575)

Cash Provided by Discontinued Operations	2,417	77

Increase in Cash	1,330	916
Cash at Beginning of Period	5,249	8,807

Cash at End of Period	$6,579	$9,723

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
Note H — Discontinued Operations
On September 12, 2008, the Company entered into an agreement with CORT Business Services Corporation agreeing to sell substantially all of the assets of its Aaron’s Corporate Furnishings division and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The Aaron’s Corporate Furnishings division, which currently operates at 47 locations, is primarily engaged in the business of renting and selling residential furniture, electronics, appliances, housewares and accessories.
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

Note I — Restatement of Consolidated Financial Statements
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 of Aaron Rents, Inc. is filed to correct an error on the Consolidated Statements of Cash Flows. The items “Additions to Rental Merchandise” and the “Book Value of Rental Merchandise Sold or Disposed” for the nine month period ended September 30, 2008 were inadvertently overstated by approximately $241.1 million; however, the net effect of these two items is the same, resulting in no change to the previously reported cash provided by operating activities or cash at the end of the period. This classification error did not affect the Company’s Consolidated Statement of Earnings or the Consolidated Balance Sheet.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron Rents, Inc.
We have reviewed the consolidated balance sheet of Aaron Rents, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 (as restated). These financial statements are the responsibility of the Company’s management.
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
As discussed in Note I to the consolidated financial statements, the Company has restated its consolidated cash flow statement for the period ended September 30, 2008.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
November 4, 2008, except for note I,
as to which the date is November 21, 2008

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. The Company’s disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Subsequent to September 30, 2008, the Company detected errors in the cash flow statement for the third quarter of 2008 resulting from a clerical error within the supporting detail that was not identified during the review of the cash flow statement. In particular, the items “Additions to Rental Merchandise” and the “Book Value of Rental Merchandise Sold or Disposed” for the nine month period ended September 30, 2008 were inadvertently overstated by approximately $241.1 million; however, the net effect of these two items was the same, resulting in no change to the previously reported cash provided by operating activities or cash at the end of the period. Nevertheless, the Company concluded that the failure to identify the error prior to the filing of the cash flow statement constituted a material weakness in the Company’s internal control over financial reporting.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met, due to the material weakness in internal control over financial reporting described above that existed as of such date.
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to the end of the third quarter however, the Company implemented and amended certain controls to remediate the material weakness in internal control over financial reporting described above. The Company anticipates that its remedial activities with respect to such weakness will be completed during the fourth quarter of 2008.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
               The following exhibits are furnished herewith:

2.1	Asset Purchase Agreement between CORT Business Services Corporation as Buyer and Aaron Rents, Inc. as Seller dated as of September 12, 2008. +

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed with original filing of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON RENTS, INC. (Registrant)
Date — November 24, 2008	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — November 24, 2008		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller