Form 10-K
period 2008-12-31
AARON RENTS INC
filed 2009-03-02
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File No. 1-13941
AARON RENTS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-0687630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 E. PACES FERRY ROAD, N.E. ATLANTA, GEORGIA (Address of principal executive offices)	30305-2377 (Zip Code)
Registrant’s telephone number, including area code: (404) 231-0011
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $.50 Par Value Class A Common Stock, $.50 Par Value	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,015,992,014. See Item 12.
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 19, 2009 was as follows:

TITLE OF EACH CLASS	SHARES OUTSTANDING AS OF FEBRUARY 19, 2009

Common Stock, $.50 Par Value	45,342,589
Class A Common Stock, $.50 Par Value	8,314,996
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
General
Aaron Rents, Inc. (“Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. We engage in the lease ownership, rental and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, LG®, Sony®, Dell®, Hewlett-Packard®, Simmons®, Frigidaire®, General Electric® and Sharp ®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division and the MacTavish Furniture Industries division, which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our high growth sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
As of December 31, 2008, we had 1,557 sales and lease ownership stores, comprised of 1,037 company-operated stores in 32 states and Canada, 504 independently-owned franchised stores in 47 states and Canada, and 16 office furniture stores in 9 states. We have added 421 company-operated and 147 franchised sales and lease ownership stores since the beginning of 2004. Included in the sales and lease ownership store counts above are 10 company-operated and 9 franchised RIMCO stores, our wheels, tires and accessories sales and lease ownership concept.
During the fourth quarter of 2008 the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division, which rented residential furniture, office furniture and related accessories through 47 company-operated stores in 16 states was sold to CORT Business Services Corporation. As a result of the sale, our financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation.
We have a history of revenue growth and profitability. Total revenues increased to $1.593 billion in 2008 from $859.8 million in 2004, representing a 16.7% compound annual growth rate. Our total net earnings increased to $90.2 million in 2008 from $52.6 million in 2004 representing a 14.4% compound annual growth rate.
Our Chairman, R. Charles Loudermilk, Sr., established Aaron Rents in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.
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
Our strategic focus is to expand our Aaron’s Sales & Lease ownership division by opening company-operated stores, expanding our franchise program and making selective acquisitions. We franchise our sales and lease ownership stores in select markets where we have no immediate plans to enter. Our franchise program:
•	provides additional revenues from franchise fees and royalties;
•	allows us to grow more quickly;
•	enables us to achieve economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores; and
•	increases exposure to our brand.

MacTavish Furniture Industries. Aaron Rents is the only major furniture rental company in the United States that manufactures its own furniture. We operate seven furniture plants and five bedding facilities. By manufacturing our own specially designed residential and office furniture, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products.
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
Our sales and lease ownership model is also distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their rental merchandise. Based on industry data, we believe that more of the initial renters of our merchandise (over 45%) obtain ownership versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:
•	Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.
•	Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.
•	Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.
•	Fewer payments— our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.
•	Flexible payment methods—we offer our customers the opportunity to pay by cash, check, credit card or debit card, compared with the more common cash payment method at rent-to-own stores. We receive approximately 51% of our payment volume (in dollars) from customers by check, credit card or debit card.

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
Operating Strategies
Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
•	Differentiate our Aaron’s Sales & Lease Ownership concept — We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make these customers feel welcome in our stores.
•	Offer high levels of customer service and satisfaction — We foster good relationships with our customers to attract recurring business and encourage them to rent merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of rented merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s E-University, which is a 40-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.
•	Promote our vendors and the Aaron’s™® brand name — Our marketing programs target the prime customer for our products, such as our brand name “Dream Products” merchandise, which we advertise through our “Drive Dreams Home” sponsorship of NASCAR championship racing. Sponsorship of other sporting events, such as arena football 2, NBA basketball, major league baseball and various college sports, also reaches this market. We typically distribute mass mailings of promotional material outlining specific products monthly, with the goal of reaching households within a specified radius of each store on a consistent basis every month. We currently mail over 27 million flyers monthly to consumers in areas served by our stores. We also utilize local television and radio advertising in concentrated geographic markets and for special promotions.
•	Manage merchandise through our manufacturing and distribution capabilities — We believe that our manufacturing operations and network of 17 fulfillment centers at December 31, 2008 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.
•	Utilize proprietary management information systems — We use proprietary computerized information systems to pursue systematically collections, to manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis.

Growth Strategies
We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:
•	Open additional company-operated sales and lease ownership stores — We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added a net of 23 company-operated stores in 2008.
•	Increase our sales and lease ownership franchises — We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of company revenues.
•	Increase revenues and net earnings from existing sales and lease ownership stores — We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our company-operated sales and lease ownership stores of 3.1% in 2008, 3.8% in 2007, and 7.2% in 2006. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received rental agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.
•	Seek selective acquisitions in both new and existing sales and lease ownership markets — We will continue to explore acquisitions of other rent-to-own operations and select company franchised stores. In 2008, we acquired the rental agreements, merchandise and assets of 95 sales and lease ownership stores. Twenty-seven of these stores were subsequently merged with existing locations, resulting in 68 new stores from acquisitions. We will also seek to convert the stores of existing independent rental operators to Aaron’s Sales and Lease Ownership franchised stores.
Operations
Sales and Lease Ownership
We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2008, we had 1,053 company-operated sales and lease ownership stores in 32 states and Canada, which includes 16 office furniture stores.
We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising, store layout, pricing, and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of rent-to-own stores, corporate furnishings (rent-to-rent) businesses, and the operations of consumer electronics and home furnishings retailers who finance merchandise.
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
We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 87% of our sales and lease ownership agreements are monthly and approximately 13% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the rental agreement. We re-rent or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores. At December 31, 2008, we had 10 company-operated and nine franchised RIMCO stores open. During 2008, we merged 20 of our RIMCO stores into existing sales and lease ownership stores and are re-evaluating the wheels and rims concept.
Sales and Lease Ownership Franchise Program
We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2008, we had 504 franchised stores open and area development agreements with franchisees to open 282 stores in the future. We believe that our relations with our franchisees are generally good.
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
Furniture Manufacturing
Our MacTavish Furniture Industries division has manufactured furniture for our stores since 1971. The division has six furniture manufacturing plants and five bedding manufacturing facilities totaling approximately 654,000 square feet in the aggregate, that supply the majority of our upholstered furniture and bedding. We currently have no plans to significantly expand our capacity.

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
Discontinued Operations—Corporate Furnishings
For most of 2008, our corporate furnishings business consisted of the Aaron’s Corporate Furnishings division and the Aaron’s Office Furniture division. On September 12, 2008, the Company entered into an asset purchase agreement with CORT Business Services Corporation pursuant to which the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division to CORT. The results of the Aaron’s Corporate Furnishings division are presented as discontinued operations in the accompanying consolidated financial statements. After the sale of the Aaron’s Corporate Furnishings division, we have continued to operate the Aaron’s Office Furniture stores as part of our sales and lease ownership operations.
Marketing and Advertising
In our sales and lease ownership operations, we rely heavily on national and local television advertising, direct mail, and direct delivery of promotional materials. We advertise nationally on television with a variety of commercials. All of our television commercials feature name brand merchandise including HDTV widescreen and LCD televisions, computers, stainless steel refrigerators, washers and dryers, and lawn tractors. Aaron’s has national broadcast partnerships with ESPN/ABC, SPEED Channel, TNT, TBS and Univision.
We believe we have garnered significant value from our sports marketing initiatives. We advertise and sponsor motorsports at various levels and collegiate and professional sports, such as NBA, AFL2, SEC and ACC football and basketball and major league baseball, among others.
Our premier event partnership continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. Both races are broadcast live on television and are among the most watched NASCAR events.
We have expanded our sponsorship of Michael Waltrip Racing with David Reutimann driving the Aaron’s #00 Dream Machine fulltime in the Sprint Cup Series races in 2009. Michael Waltrip will drive the #99 Aaron’s Dream Machine in 10 races the Nationwide Series in 2009. Aaron’s will also be the primary sponsor of the #23 Nationwide car in 18 additional Nationwide Series races in 2009.

Our sports partnerships are integrated into advertising, promotional and marketing initiatives, which we believe significantly boost the company’s brand awareness and customer loyalty.
Aaron’s in-house advertising and promotions department distributes over 27 million direct circulars each month which highlight featured merchandise and demonstrate the cost advantage to consumers of sales and lease ownership over typical rent-to-own transactions.
Store Operations
Management. Our Aaron’s Sales & Lease Ownership division has 11 regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The vice presidents directly report to the chief operating officer. The office furniture stores have a similar operating structure. Our office furniture stores are organized geographically into three regions, each supervised by a regional manager.
Stores are directly supervised by 98 sales and lease ownership regional managers, two RIMCO regional managers and three office furnishings regional managers. At the individual store level, the store manager is primarily responsible for:
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
Our internal audit department conducts periodic operational audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of our stores and franchised sales and lease ownership stores. Our business philosophy has always emphasized safeguarding of company assets, strict cost containment and fiscal controls. Executive and store level management monitor expenses to contain costs. We pay all invoices from company headquarters in order to enhance fiscal accountability. We believe that careful attention to the safeguarding of rental merchandise, our most significant asset, as well as the expense side of our operations, has enabled us to maintain financial stability and profitability.
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

Rental Agreement Approval, Renewal and Collection. One of the keys to the success of our sales and lease ownership operation is timely cash collections. Individual store managers track cash collections and customers are contacted within a few days of their lease payment due dates in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
We generally perform no formal credit check with respect to sales and lease ownership customers, other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for residential and office merchandise require payments in advance, and the merchandise normally is repossessed if a payment is significantly in arrears.
We do not extend credit to sales and lease ownership customers. Net company-wide merchandise shrinkage as a percentage of combined rental revenues was 2.9% in 2008, 2.8% in 2007, and 2.2% in 2006, respectively. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.
Customer Service. We believe that customer service is one of the most important elements in the success of our business. Customer satisfaction is critical because the customer typically has the option of returning the rented merchandise at any time. Our goal is to make our customers feel positive about Aaron Rents and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase rentals at existing stores, we foster relationships with existing customers to attract recurring business, and many new rental and lease ownership agreements are attributable to repeat customers.
Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has developed one of the largest e-learning programs in the industry, called Aaron’s E-University. Aaron’s E-University is designed to provide a uniform customer service experience regardless of the store’s location, or whether it is company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s E-University. Aaron’s national trainers provide live training via e-learning through an ongoing 50-course curriculum for all sales and lease ownership associates from entry level to management. In addition to the e-learning program, approximately once a month we distribute a DVD entitled “Inside Aaron’s.” These DVDs are intended to communicate a wide variety of topics of interest to our store personnel regarding current company initiatives. Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.
Purchasing and Distribution
Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.
The following table shows the percentage of sales and lease ownership division revenues for the fiscal year ended December 31, 2008 attributable to different merchandise categories:

	Percentage of	Percentage of	Percentage of
Merchandise Category	2008 Revenues	2007 Revenues	2006 Revenues
Electronics	35%	31%	33%
Appliances	15%	15%	15%
Furniture	30%	33%	33%
Computers	16%	17%	15%
Other	4%	4%	4%

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
Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 86,000 square feet, to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 17 fulfillment centers, together totaling approximately 1,378,000 square feet. Most of our stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks, and various contract carriers to make weekly deliveries to individual stores.
Competition
Aaron Rents’ business is highly competitive. We compete in the rent-to-own and credit retail markets. Our largest competitor in the rent-to-own market is Rent-A-Center, Inc.
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
Currently, 47 states, the District of Columbia and Puerto Rico specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most state rental purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state rental purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as rental fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our rental purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state rental purchase laws. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.
The current economic downturn has renewed legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.

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
Our sales and lease ownership franchise program is subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.
Employees
At December 31, 2008, Aaron Rents had approximately 9,600 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.
Information on Segments and Geographic Areas
We currently only operate in the United States and Canada. Information on our three reportable segments—sales and lease ownership, franchise and manufacturing—is set forth in Note K to our Consolidated Financial Statements. See Item 8 of Part II.
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
Since the beginning of 2007, we added a net of 192 company-operated sales and lease ownership stores. Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2008, we estimate that start-up expenses for new stores reduced our net earnings by approximately $14 million, or $.25 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
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
We frequently acquire other sales and lease ownership businesses. We acquired the rental agreements, merchandise and assets of 68 stores through acquisitions in 2008. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron Rents’ existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we compete are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. Our competitors may have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.
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
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $125.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2008 was $95.6 million. Of this amount, approximately $89.2 million represents franchisee borrowings outstanding under the franchise loan program and approximately $6.4 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the loss of their services at any time in the near future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could also adversely affect our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.
Additionally, we need a growing number of qualified managers to operate our stores successfully. The inability to attract and retain qualified individuals, or a significant increase in costs to do so, would materially adversely affect our operations.
You should not rely solely on our same store revenues as an indication of our future results of operations because they fluctuate significantly.
Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 3.1% in 2008 and 3.8% in 2007. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:
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
Currently 47 states, the District of Columbia and Puerto Rico specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations.
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
The current economic downturn has renewed legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us.
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
Continuation or deepening of the current economic recession could result in decreased revenues or increased costs.
The United States’ and other economies are currently experiencing severe distress, accompanied by disruptions and contraction in the credit markets and worsening unemployment. Although we believe the economic downturn has resulted in increased business in our sales and lease ownership stores, as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the recession continues for a significant period of time, or deepens, consumers may curtail spending on all or some of the types of merchandise the Company offers, in which event the Company’s revenues may suffer.
In addition, deepening unemployment may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
Continued disruptions in the credit and capital markets may negatively affect the Company’s access to capital.
The Company has historically relied partially on the credit and capital markets to fund its growth, including through bank loan arrangements and periodic public stock offering and private placements of debt securities. Beginning in the second half of 2008, the global credit and capital markets experienced severe disruptions, resulting in increased costs of capital, and unavailability of some forms of capital. Although the Company believes its sources of capital will be adequate to fund its operations for the next 24 months, if credit and capital market disruptions continue for an extended period, or deteriorate further, the Company may not be able to obtain capital at favorable costs, and may not be able to obtain some forms of capital at all.

We are subject to laws that regulate franchisor-franchisee relationships. Our ability to develop new franchised stores and enforce our rights against franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease space for most of our store and warehouse operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years at rental rates generally adjusted on the basis of the consumer price index or other factors.
The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Cairo, Georgia	Furniture Manufacturing	57,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Lewisburg, Pennsylvania	Bedding Facility	25,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Indianapolis, Indiana	Bedding Facility	24,000
Auburndale, Florida	Sales & Lease Ownership Fulfillment Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Fulfillment Center	95,000
Columbus, Ohio	Sales & Lease Ownership Fulfillment Center	92,000
Dallas, Texas	Sales & Lease Ownership Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership Fulfillment Center	120,000
Sugarland, Texas	Sales & Lease Ownership Fulfillment Center	104,000
Winston-Salem, North Carolina	Sales & Lease Ownership Fulfillment Center	83,000
Blythewood, South Carolina	Sales & Lease Ownership Fulfillment Center	77,000
Madison, Tennessee	Sales & Lease Ownership Fulfillment Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Fulfillment Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Fulfillment Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership Fulfillment Center	98,000
Portland, Oregon	Sales & Lease Ownership Fulfillment Center	98,000
Rancho Cucamongo, California	Sales & Lease Ownership Fulfillment Center	96,000
Westfield, Massachusetts	Sales & Lease Ownership Fulfillment Center	102,000
Cairo, Georgia	Sales & Lease Ownership Fulfillment Center	90,000

Our executive and administrative offices occupy approximately 36,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta, Georgia. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia and a one-story building with over 46,000 square feet in Marietta, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The Company’s Common Stock and Class A Common Stock are listed on the New York Stock Exchange under the symbols “RNT” and “RNTA”, respectively.
The number of shareholders of record of the Company’s Common Stock and Class A Common Stock at February 19, 2009 was 271 and 109, respectively. The closing prices for the Common Stock and Class A Common Stock at February 19, 2009 were $24.03 and $20.80, respectively.

The following table shows the range of high and low closing prices per share for the Common Stock and Class A Common Stock and the cash dividends declared per share for the periods indicated.

			Cash
			Dividends
Common Stock	High	Low	Per Share
December 31, 2008
First Quarter	$23.07	$13.27	$.016
Second Quarter	26.27	20.56	.016
Third Quarter	30.22	21.30	.016
Fourth Quarter	28.89	15.11	.017

December 31, 2007
First Quarter	$30.56	$25.93	$.015
Second Quarter	30.72	25.72	.015
Third Quarter	29.70	20.16	.015
Fourth Quarter	22.85	18.23	.016

			Cash
			Dividends
Class A Common Stock	High	Low	Per Share
December 31, 2008
First Quarter	$21.01	$13.25	$.016
Second Quarter	24.00	19.00	.016
Third Quarter	25.92	19.50	.016
Fourth Quarter	23.50	13.50	.017

December 31, 2007
First Quarter	$27.52	$23.40	$.015
Second Quarter	26.94	23.54	.015
Third Quarter	26.16	19.90	.015
Fourth Quarter	21.60	16.26	.016
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
Issuer Purchases of Equity Securities
The Company made repurchases of its Common Stock during February and March of the first quarter of 2008, however, the Company made no repurchases of Class A Common Stock during 2008. As of December 31, 2008, 3,920,413 common shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron Rents, Inc. which have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 31, 2008. Amounts have been restated to reflect the Aaron’s Corporate Furnishings division as discontinued operations as a result of the sale. See Note N to our Consolidated Financial Statements in Item 8 of Part II for a discussion of the sale of our Aaron’s Corporate Furnishings division. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(Dollar Amounts in Thousands,	December 31,	December 31,	December 31,	December 31,	December 31,
Except Per Share)	2008	2007	2006	2005	2004
OPERATING RESULTS
Revenues:
Rentals and Fees	$1,178,719	$1,045,804	$915,872	$772,894	$628,435
Retail Sales	43,187	34,591	40,102	36,758	34,745
Non-Retail Sales	309,326	261,584	224,489	185,622	160,774
Franchise Royalties and Fees	45,025	38,803	33,626	29,781	25,093
Other	16,351	14,157	14,358	7,248	10,742

	1,592,608	1,394,939	1,228,447	1,032,303	859,789

Costs and Expenses:
Retail Cost of Sales	26,379	21,201	25,207	23,236	23,149
Non-Retail Cost of Sales	283,358	239,755	207,217	172,807	149,207
Operating Expenses	705,566	617,106	525,980	454,548	366,293
Depreciation of Rental Merchandise	429,907	391,538	349,218	292,091	240,676
Interest	7,818	7,587	8,567	7,376	4,558

	1,453,028	1,277,187	1,116,189	950,058	783,883

Earnings From Continuing Operations Before Income Taxes	139,580	117,752	112,258	82,245	75,906
Income Taxes	53,811	44,327	41,355	30,530	28,624

Net Earnings From Continuing Operations	85,769	73,425	70,903	51,715	47,282
Earnings From Discontinued Operations, Net of Tax	4,420	6,850	7,732	6,278	5,334

Net Earnings	$90,189	$80,275	$78,635	$57,993	$52,616

Earnings Per Share From Continuing Operations	$1.61	$1.35	$1.35	$1.03	$.95
Earnings Per Share From Continuing Operations Assuming Dilution	1.58	1.33	1.33	1.02	.93
Earnings Per Share From Discontinued Operations	.08	.13	.15	.13	.11
Earnings Per Share From Discontinued Operations Assuming Dilution	.08	.13	.14	.12	.11
Dividends Per Share:
Common	$.065	$.061	$.057	$.054	$.039
Class A	.065	.061	.057	.054	.039

FINANCIAL POSITION
Rental Merchandise, Net	$681,086	$558,322	$550,205	$486,797	$371,095
Property, Plant and Equipment, Net	224,431	243,447	167,323	131,612	109,457
Total Assets	1,233,270	1,113,176	979,606	858,515	700,288
Interest-Bearing Debt	114,817	185,832	129,974	211,873	116,655
Shareholders’ Equity	761,544	673,380	607,015	434,471	375,178

AT YEAR END
Stores Open:
Company-Operated	1,053	1,030	857	760	628
Franchised	504	484	441	392	357
Rental Agreements in Effect	1,103,000	927,000	734,000	680,000	551,000
Number of Employees	9,600	9,100	7,900	7,100	5,900

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Aaron Rents, Inc. is a leading specialty retailer of consumer electronics, computers, office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the MacTavish Furniture Industries Division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Aaron Rents has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.228 billion in 2006 to $1.593 billion in 2008, representing a compound annual growth rate of 13.9%. Total revenues for the year ended December 31, 2008 were $1.593 billion, an increase of $197.7 million, or 14.2%, over the prior year.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 23 company-operated sales and lease ownership stores in 2008. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of rental merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net of 20 stores in 2008. We purchased 66 franchised stores during 2008. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $45.0 million of revenues in 2008, up from $33.6 million in 2006, representing a compounded annual growth rate of 15.7%.
Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues (rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues), costs of sales and expenses (of which depreciation of rental merchandise is a significant part).
Revenues. We separate our total revenues into five components: rentals and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Rentals and fees includes all revenues derived from rental agreements from our stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and rental return merchandise from our stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Depreciation of Rental Merchandise. Depreciation of rental merchandise reflects the expense associated with depreciating merchandise held for rent and rented to customers by our stores.

Critical Accounting Policies
Revenue Recognition
Rental revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, rental revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for rental revenues due but not yet received, net of allowances, and a deferral of revenue for rental payments received prior to the month due. Our revenue recognition accounting policy matches the rental revenue with the corresponding costs, mainly depreciation, associated with the rental merchandise. At the years ended December 31, 2008 and 2007, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $32.2 million and $27.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $4.8 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
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
We record rental merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Rental merchandise adjustments totaled $34.5 million, $29.0 million, and $20.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Leases and Closed Store Reserves
The majority of our company-operated stores are operated from leased facilities under operating lease agreements. The majority of these leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. Finally, we do not generally obtain significant amounts of lease incentives or allowances from landlords. The total amount of incentives and allowances received in 2008, 2007, and 2006 totaled $946,000, $1.4 million, and $1.5 million, respectively. Such amounts are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. For the years ended December 31, 2008 and 2007, our reserve for closed or consolidated stores was $3.0 million and $1.3 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at December 31, 2008.
Insurance Programs
Aaron Rents maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $19.7 million and $13.6 million at December 31, 2008 and 2007, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $20.0 million and $17.7 million at December 31, 2008 and 2007, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2008.
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

Results of Continuing Operations
Year Ended December 31, 2008 Versus Year Ended December 31, 2007
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007.

			Increase/	% Increase/
			(Decrease) in	(Decrease) to
	Year Ended December 31,		Dollars to 2008	2008
(In Thousands)	2008	2007	from 2007	from 2007
REVENUES:
Rentals and Fees	$1,178,719	$1,045,804	$132,915	12.7%
Retail Sales	43,187	34,591	8,596	24.9
Non-Retail Sales	309,326	261,584	47,742	18.3
Franchise Royalties and Fees	45,025	38,803	6,222	16.0
Other	16,351	14,157	2,194	15.5

	1,592,608	1,394,939	197,669	14.2
COSTS AND EXPENSES:
Retail Cost of Sales	26,379	21,201	5,178	24.4
Non-Retail Cost of Sales	283,358	239,755	43,603	18.2
Operating Expenses	705,566	617,106	88,460	14.3
Depreciation of Rental Merchandise	429,907	391,538	38,369	9.8
Interest	7,818	7,587	231	3.0

	1,453,028	1,277,187	175,841	13.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	139,580	117,752	21,828	18.5

INCOME TAXES	53,811	44,327	9,484	21.4

NET EARNINGS FROM CONTINUING OPERATIONS	85,769	73,425	12,344	16.8

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	4,420	6,850	(2,430)	(35.5)

NET EARNINGS	$90,189	$80,275	$9,914	12.4%

Revenues
The 14.2% increase in total revenues, to $1.593 billion in 2008 from $1.395 billion in 2007, was due mainly to a $132.9 million, or 12.7%, increase in rentals and fees revenues, plus a $47.7 million increase in non-retail sales. The $132.9 million increase in rentals and fees revenues was attributable to our sales and lease ownership division, which had a 3.1% increase in same store revenues during the 24 month period ended December 31, 2008 and added 192 company-operated stores since the beginning of 2007.
The 24.9% increase in revenues from retail sales, to $43.2 million in 2008 from $34.6 million in 2007, was due to increased demand in our sales and lease ownership division.
The 18.3% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $309.3 million in 2008 from $261.6 million in 2007, was due to the growth of our franchise operations and our distribution network.

The total number of franchised sales and lease ownership stores at December 31, 2008 was 504, reflecting a net addition of 63 stores since the beginning of 2007.
The 16.0% increase in franchise royalties and fees, to $45.0 million in 2008 from $38.8 million in 2007, primarily reflects an increase in royalty income from franchisees, increasing 22.4% to $36.5 million in 2008 compared to $29.8 million in 2007. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.
The 15.5% increase in other revenues, to $16.4 million in 2008 from $14.2 million in 2007, is primarily due to an increase in the gain on store sales in 2008. Included in other revenues in 2008 is an $8.5 million gain from the sales of the assets of 41 stores. Included in other revenues in 2007 are a $2.7 million gain on the sales of the assets of 11 stores and a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Cost of Sales
Cost of sales from retail sales increased 24.4% to $26.4 million in 2008 compared to $21.2 million in 2007, with retail cost of sales as a percentage of retail sales remaining stable at 61.1% and 61.3%, respectively, for the comparable periods.
Cost of sales from non-retail sales increased 18.2%, to $283.4 million in 2008 from $239.8 million in 2007, and as a percentage of non-retail sales, was consistent at 91.6% in 2008 and 91.7% in 2007.
Expenses
Operating expenses in 2008 increased $88.5 million to $705.6 million from $617.1 million in 2007, a 14.3% increase. Operating expenses increased slightly as a percentage of total revenues in 2008 mainly due to the addition of 192 company-operated stores since the beginning of 2007.
Depreciation of rental merchandise increased $38.4 million to $429.9 million in 2008 from $391.5 million during the comparable period in 2007, a 9.8% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 36.5% from 37.4% a year ago, primarily due to product mix and lower product cost from favorable purchasing trends.
Interest expense increased to $7.8 million in 2008 compared with $7.6 million in 2007, a 3.0% increase. The increase in interest expense was primarily due to higher debt levels on average throughout 2008.
Income tax expense increased $9.5 million to $53.8 million in 2008 compared with $44.3 million in 2007, representing a 21.4% increase. Aaron Rents’ effective tax rate was 38.6% in 2008 compared with 37.6% in 2007 due to higher state income taxes.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $12.3 million to $85.8 million in 2008 compared with $73.4 million in 2007, representing a 16.8% increase. As a percentage of total revenues, net earnings from continuing operations were 5.4% and 5.3% in 2008 and 2007, respectively. The increase in net earnings from continuing operations was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 3.1% increase in same store revenues, and a 16.0% increase in franchise royalties and fees. Additionally, included in other revenues in 2008 is an $8.5 million gain on the sales of company-operated stores. Included in other revenues in 2007 are a $2.7 million gain on the sales of company-operated stores and a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters.
Discontinued Operations
Earnings from discontinued operations (which represents earnings from the former Aaron’s Corporate Furnishings division), net of tax, were $4.4 million in 2008, compared to $6.9 million in 2007. Included in the 2008 results is a $1.2 million pre-tax gain on the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008. Operating results in the fourth quarter of 2008 declined significantly from announcement of the transaction until the sale was consummated on November 6, 2008.

Year Ended December 31, 2007 Versus Year Ended December 31, 2006
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31,
2007 and 2006, and the changes in dollars and as a percentage to 2007 from 2006.

			Increase/	% Increase/
			(Decrease) in	(Decrease) to
	Year Ended December 31,		Dollars to 2007	2007
(In Thousands)	2007	2006	from 2006	from 2006
REVENUES:
Rentals and Fees	$1,045,804	$915,872	$129,932	14.2%
Retail Sales	34,591	40,102	(5,511)	(13.7)
Non-Retail Sales	261,584	224,489	37,095	16.5
Franchise Royalties and Fees	38,803	33,626	5,177	15.4
Other	14,157	14,358	(201)	(1.4)

	1,394,939	1,228,447	166,492	13.6
COSTS AND EXPENSES:
Retail Cost of Sales	21,201	25,207	(4,006)	(15.9)
Non-Retail Cost of Sales	239,755	207,217	32,538	15.7
Operating Expenses	617,106	525,980	91,126	17.3
Depreciation of Rental Merchandise	391,538	349,218	42,320	12.1
Interest	7,587	8,567	(980)	(11.4)

	1,277,187	1,116,189	160,998	14.4

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	117,752	112,258	5,494	4.9

INCOME TAXES	44,327	41,355	2,972	7.2

NET EARNINGS FROM CONTINUING OPERATIONS	73,425	70,903	2,522	3.6

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	6,850	7,732	(882)	(11.4)

NET EARNINGS	$80,275	$78,635	$1,640	2.1%

Revenues
The 13.6% increase in total revenues, to $1.395 billion in 2007 from $1.228 billion in 2006, was due mainly to a $129.9 million, or 14.2%, increase in rentals and fees revenues, plus a $37.1 million increase in non-retail sales. The increase was attributable to an increase from our sales and lease ownership division, which had a 3.8% increase in same store revenues during the 24 month period ended December 31, 2007 and added 266 company-operated stores since the beginning of 2006. Additionally, included in other revenue in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters and a $2.7 million gain on the sale of the assets of 11 stores. Included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of 12 stores located in Puerto Rico and three additional stores located in the continental United States.

The 13.7% decrease in revenues from retail sales, to $34.6 million in 2007 from $40.1 million in 2006, was primarily driven by a strategic decision to increase retail sales prices effective in the fourth quarter of 2006. Retail sales represent sales of both new and returned rental merchandise.
The 16.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $261.6 million in 2007 from $224.5 million in 2006, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at December 31, 2007 was 484, reflecting a net addition of 92 stores since the beginning of 2006.
The 15.4% increase in franchise royalties and fees, to $38.8 million in 2007 from $33.6 million in 2006, primarily reflects an increase in royalty income from franchisees, increasing 17.3% to $29.8 million in 2007 compared to $25.4 million in 2006. The increase is due primarily to the growth in the number of franchised stores same store growth in the revenues in their existing stores.
Cost of Sales
Cost of sales from retail sales decreased 15.9% to $21.2 million in 2007 compared to $25.2 million in 2006, with retail cost of sales as a percentage of retail sales decreasing to 61.3% in 2007 from 62.9% in 2006 as a result of the increase in retail sales prices mentioned above.
Cost of sales from non-retail sales increased 15.7%, to $239.8 million in 2007 from $207.2 million in 2006, and as a percentage of non-retail sales, remained relatively stable at 91.7% in 2007 compared to 92.3% in 2006.
Expenses
Operating expenses in 2007 increased $91.1 million to $617.1 million from $526.0 million in 2006, a 17.3% increase. As a percentage of total revenues, operating expenses were 44.2% in 2007 and 42.8% in 2006. Operating expenses increased as a percentage of total revenues in 2007 mainly due to the addition of 266 company-operated stores since the beginning of 2006, reflecting an increase in costs associated with opening new stores, advertising and merchandise write-offs.
Depreciation of rental merchandise increased $42.3 million to $391.5 million in 2007 from $349.2 million during the comparable period in 2006, a 12.1% increase. As a percentage of total rentals and fees, depreciation of rental merchandise decreased to 37.4% from 38.1% a year ago.
Interest expense decreased to $7.6 million in 2007 compared with $8.6 million in 2006, an 11.4% decrease. The decrease in interest expense was primarily due to lower debt levels during the first half of 2007. Debt levels during the first half of 2007 were lower as a result of debt payments made with cash from operations.
Income tax expense increased $3.0 million to $44.3 million in 2007 compared with $41.4 million in 2006, representing a 7.2% increase. Aaron Rents’ effective tax rate was 37.6% in 2007 compared with 36.8% in 2006.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $2.5 million to $73.4 million in 2007 compared with $70.9 million in 2006, representing a 3.6% increase. As a percentage of total revenues, net earnings from continuing operations were 5.3% and 5.8% in 2007 and 2006, respectively. The increase in net earnings from continuing operations was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 3.8% increase in same store revenues, and a 15.4% increase in franchise royalties and fees. Additionally, included in other revenue in 2007 was a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters and a $2.7 million gain on the sale of the assets of 11 stores in 2007. Included in other revenues in 2006 was a $7.2 million gain from the sale of the assets of our 12 stores located in Puerto Rico and three additional stores located in the continental United States.

Discontinued Operations
Earnings from discontinued operations (which represents earnings from the Aaron’s Corporate Furnishings division), net of tax, remained relatively consistent at $6.9 million in 2007, compared to $7.7 million in 2006.
Balance Sheet
Cash. The Company’s cash balance increased to $7.4 million at December 31, 2008 from $4.8 million at December 31, 2007. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Rental Merchandise. The increase of $122.8 million in rental merchandise, net of accumulated depreciation, to $681.1 million at December 31, 2008 from $558.3 million at December 31, 2007, is primarily the result of continued revenue growth of new and existing company-operated stores.
Property, Plant and Equipment. The decrease of $19.0 million in property, plant and equipment, net of accumulated depreciation, to $224.4 million at December 31, 2008 from $243.4 million at December 31, 2007, is primarily the result of an increase in sale-leaseback activity since December 31, 2007. Additionally, the Company recorded an $838,000 impairment loss on certain leasehold assets in 2008.
Goodwill. The $44.1 million increase in goodwill, to $186.0 million on December 31, 2008 from $141.9 million on December 31, 2007, is the result of a series of acquisitions of sales and lease ownership businesses. During 2008, the Company acquired a net of 68 stores. The aggregate purchase price for these asset acquisitions totaled $79.8 million, with the principal tangible assets acquired consisting of rental merchandise and certain fixtures and equipment.
Other Intangibles, Net. The $2.7 million increase in other intangibles, to $7.5 million on December 31, 2008 from $4.8 million on December 31, 2007, is the result of acquisitions of sales and lease ownership businesses mentioned above, net of amortization of certain finite-life intangible assets.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $31.2 million to $67.4 million at December 31, 2008 from $36.2 million at December 31, 2007, primarily as a result of an increase in prepaid income taxes.
Accounts Payable and Accrued Expenses. The increase of $37.8 million in accounts payable and accrued expenses, to $173.9 million at December 31, 2008 from $136.1 million at December 31, 2007, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $66.3 million in deferred income taxes payable to $148.6 million at December 31, 2008 from $82.3 million at December 31, 2007 is primarily the result of bonus rental merchandise depreciation deductions for tax purposes as a result of the Economic Stimulus Act of 2008.
Credit Facilities and Senior Notes. The $71.0 million decrease in the amounts we owe under our credit facilities to $114.8 million on December 31, 2008 from $185.8 million on December 31, 2007, reflects net payments under our revolving credit facility during 2008 primarily with the cash received from the sale of the Aaron’s Corporate Furnishings division. Additionally, we made $22.0 million in repayments on our senior unsecured notes in 2008.

Liquidity and Capital Resources
General
Cash flows from continuing operations for the year ended December 31, 2008 and 2007 were $79.3 million and $106.4 million, respectively. Our primary capital requirements consist of buying rental merchandise for our stores. As Aaron Rents continues to grow, the need for additional rental merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of rental return merchandise;

•	private debt offerings; and

•	stock offerings.
At December 31, 2008, $35.0 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $71.0 million in 2008 primarily as a result of net payments made on our credit facility during the period, primarily with cash received from the sale of the Aaron’s Corporate Furnishings division. On May 23, 2008, we entered into a new revolving credit agreement which replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million. We have $10.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009. Additionally, we have $48.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than rental merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2008 and believe that we will continue to be in compliance in the future.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of rental merchandise acquired in these purchases being treated as an investing cash outflow rather than as an operating cash outflow as occurs with our normal rental merchandise purchases. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of rental merchandise purchased in these acquisitions and shown under investing activities was $28.5 million in 2008, $20.4 million in 2007 and $13.3 million in 2006.
Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $22.7 million in 2008, $6.9 million in 2007 and $16.0 million in 2006. The amount of rental merchandise sold in these sales and shown under investing activities was $11.7 million in 2008, $3.5 million in 2007 and $6.6 million in 2006.
We purchase our common shares in the market from time to time as authorized by our board of directors. We repurchased 387,545 shares during 2008 and have authority remaining to purchase 3,920,413 shares.
We have a consistent history of paying dividends, having paid dividends for 21 consecutive years. A $.015 per share dividend on Common Stock and Class A Common Stock was paid in January 2007, April 2007, July 2007, and October 2007 for a total cash outlay of $3.2 million in 2007. Our board of directors increased the dividend 6.7% for the fourth quarter of 2007 to $.016 per share from the previous quarterly dividend of $.015 per share. A $.016 per share dividend on Common Stock and Class A Common Stock was paid in January 2008, April 2008, July 2008, and October 2008 for a total cash outlay of $3.4 million in 2008. Our board of directors increased the dividend 6.3% for the fourth quarter of 2008 on November 5, 2008 to $.017 per share from the previous quarterly dividend of $.016 per share. The payment for the fourth quarter was paid in January 2009. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of rental return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of capital in the ordinary course of business. However, if the credit and capital market disruptions that began in the second half of 2008 continue for an extended period, or if they deteriorate further, we may not be able to obtain access to capital at as favorable costs as we have historically been able to, and some forms of capital may not be available at all.
Commitments
Income Taxes. During 2008, we made $29.2 million in income tax payments. During 2009, we anticipate that we will make cash payments for income taxes approximating $14 million. The Company benefited from the Economic Stimulus Act of 2008 as bonus depreciation was available on our assets nationwide and tax payments were reduced for one year. The Company will also benefit from the American Recovery and Reinvestment Act of 2009 as bonus depreciation will be available on its assets nationwide and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our income as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business.
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 12 Aaron Rents’ executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 11.76% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron Rents in October and November 2004 by the LLC for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term, with a five-year renewal at Aaron Rents’ option, at an aggregate annual rental of $883,000. Another ten of these related party leases relate to properties purchased from Aaron Rents in December 2002 by the LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron Rents for a 15-year term at an aggregate annual rental of $572,000.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. At December 31, 2008, the portion that the Company might be obligated to repay in the event franchisees defaulted was $95.6 million. Of this amount, approximately $89.2 million represents franchise borrowings outstanding under the franchisee loan program and approximately $6.4 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of rental merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.

We have no long-term commitments to purchase merchandise. See Note F to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2008:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$97,002	$57,692	$24,009	$12,000	$3,301
Capital Leases	17,815	1,164	2,673	2,885	11,093
Operating Leases	396,912	86,832	115,096	62,838	132,146
Purchase Obligations	30,279	12,107	18,172	—	—

Total Contractual Cash Obligations	$542,008	$157,795	$159,950	$77,723	$146,540

The following table shows the Company’s approximate commercial commitments as of December 31, 2008:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$95,569	$92,965	$1,932	$672	$—

Purchase obligations are primarily related to certain advertising and marketing programs. Purchase orders or contracts for the purchase of rental merchandise and other goods and services are not included in the tables above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of rental merchandise or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.
Market Risk
From time-to-time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe largely minimize the risk of counterparty default. At December 31, 2008 and 2007 we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of this Statement on our financial statements will depend on the number of acquisitions we make and the related terms.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2008, we had $10.0 million of senior unsecured notes outstanding at a fixed rate of 6.88% and $48.0 million of senior unsecured notes outstanding at a fixed rate of 5.03%. We had $35.0 million outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2008, a hypothetical 1.0% increase or decrease in interest rates would have the effect of causing a $127,000 in additional pre-tax charge or credit to our statement of earnings than would otherwise occur if interest rates remained unchanged.
From time-to-time, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by us when floating rates exceed the fixed rates and the payment of amounts by us to the counterparties when fixed rates exceed the floating rates in the agreements over their term. We accrue the differential we may pay or receive as interest rates change and recognize it as an adjustment to the floating rate interest expense related to our debt. The counterparties to these contracts are high credit quality commercial banks, which we believe largely minimize the risk of counterparty default. At December 31, 2008 and 2007 we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of Aaron Rents, Inc.
We have audited the accompanying consolidated balance sheets of Aaron Rents, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron Rents, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note E, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron Rents, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Aaron Rents, Inc.
We have audited Aaron Rents, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron Rents, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aaron Rents, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron Rents, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 27, 2009

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 27, 2009, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In Thousands, Except Share Data)
ASSETS:
Cash	$7,376	$4,790
Accounts Receivable (net of allowances of $4,040 in 2008 and $3,848 in 2007)	59,513	46,294
Rental Merchandise	1,074,831	902,179
Less: Accumulated Depreciation	(393,745)	(343,857)

	681,086	558,322
Property, Plant and Equipment, Net	224,431	243,447
Goodwill, Net	185,965	141,894
Other Intangibles, Net	7,496	4,814
Prepaid Expenses and Other Assets	67,403	36,239
Assets of Discontinued Operations	—	77,376

Total Assets	$1,233,270	$1,113,176

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$173,926	$136,088
Dividends Payable	910	869
Deferred Income Taxes Payable	148,638	82,293
Customer Deposits and Advance Payments	33,435	28,590
Credit Facilities	114,817	185,832
Liabilities of Discontinued Operations	—	6,124

Total Liabilities	471,726	439,796

Commitments & Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at December 31, 2008 and 2007	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at December 31, 2008 and 2007	6,032	6,032
Additional Paid-in Capital	194,317	188,575
Retained Earnings	585,827	499,109
Accumulated Other Comprehensive Loss	(1,447)	(82)

	808,949	717,854

Less: Treasury Shares at Cost,
Common Stock, 3,104,146 and 3,147,360 Shares at December 31, 2008 and 2007, respectively	(29,877)	(26,946)
Class A Common Stock, 3,748,860 Shares at December 31, 2008 and 2007, respectively	(17,528)	(17,528)

Total Shareholders’ Equity	761,544	673,380

Total Liabilities & Shareholders’ Equity	$1,233,270	$1,113,176

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In Thousands, Except Per Share)
REVENUES:
Rentals and Fees	$1,178,719	$1,045,804	$915,872
Retail Sales	43,187	34,591	40,102
Non-Retail Sales	309,326	261,584	224,489
Franchise Royalties and Fees	45,025	38,803	33,626
Other	16,351	14,157	14,358

	1,592,608	1,394,939	1,228,447
COSTS AND EXPENSES:
Retail Cost of Sales	26,379	21,201	25,207
Non-Retail Cost of Sales	283,358	239,755	207,217
Operating Expenses	705,566	617,106	525,980
Depreciation of Rental Merchandise	429,907	391,538	349,218
Interest	7,818	7,587	8,567

	1,453,028	1,277,187	1,116,189

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	139,580	117,752	112,258

INCOME TAXES	53,811	44,327	41,355

NET EARNINGS FROM CONTINUING OPERATIONS	85,769	73,425	70,903

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	4,420	6,850	7,732

NET EARNINGS	$90,189	$80,275	$78,635

EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.61	$1.35	$1.35

EARNINGS PER SHARE FROM CONTINUING OPERATIONS ASSUMING DILUTION	$1.58	$1.33	$1.33

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$.08	$.13	$.15

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS ASSUMING DILUTION	$.08	$.13	$.14

The accompanying notes are an integral part of the Consolidated Financial Statements.

								Accumulated Other Comprehensive (Loss) Income
					Additional			Foreign
	Treasury Stock		Common Stock		Paid-in	Retained	Comprehensive	Currency	Marketable
(In Thousands, Except Per Share)	Shares	Amount	Common	Class A	Capital	Earnings	Income	Translation	Securities
Balance, January 1, 2006	(7,026)	$(36,271)	$22,495	$6,032	$92,852	$349,377	$—	$—	$(14)
Dividends, $.057 Per share						(3,021)
Stock-Based Compensation					3,671
Reissued Shares	662	4,077			5,169
Stock Offering			1,725		82,274
Net Earnings From Continuing Operations						70,903	70,903
Net Earnings From Discontinued Operations						7,732	7,732
Change in Fair Value of Financial Instruments, Net of Income Taxes of $8							14		14

Comprehensive Income							78,649

Balance, December 31, 2006	(6,364)	(32,194)	24,220	6,032	183,966	424,991		—	—
Reacquired Shares	(692)	(13,401)
Dividends, $.061 Per share						(3,307)
Stock-Based Compensation					3,067
Reissued Shares	160	1,121			1,542
Net Earnings From Continuing Operations						73,425	73,425
Net Earnings From Discontinued Operations						6,850	6,850
FIN 48 Adjustment						(2,850)
Foreign Currency Translation Adjustment, Net of Income Taxes of $2							6	6
Change in Fair Value of Financial Instruments, Net of Income Taxes of $46							(88)		(88)

Comprehensive Income							80,193

Balance, December 31, 2007	(6,896)	(44,474)	24,220	6,032	188,575	499,109		6	(88)
Dividends, $.065 per share						(3,471)
Stock-Based Compensation					2,523
Reissued Shares	431	4,598			3,219
Repurchased Shares	(388)	(7,529)
Net Earnings From Continuing Operations						85,769	85,769
Net Earnings From Discontinued Operations						4,420	4,420
Foreign Currency Translation Adjustment, Net of Income Taxes of $706							(1,365)	(1,365)	—

Comprehensive Income							$88,824

Balance, December 31, 2008	(6,853)	$(47,405)	$24,220	$6,032	$194,317	$585,827		$(1,359)	$(88)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON RENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In Thousands)

CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$85,769	$73,425	$70,903
Depreciation of Rental Merchandise	429,907	391,538	349,218
Other Depreciation and Amortization	41,486	37,289	30,260
Additions to Rental Merchandise	(865,881)	(676,477)	(648,031)
Book Value of Rental Merchandise Sold or Disposed	330,032	293,766	242,107
Change in Deferred Income Taxes	66,345	(11,394)	18,490
Loss (Gain) on Sale of Property, Plant, and Equipment	1,725	(4,685)	128
Gain on Asset Dispositions	(8,490)	(2,919)	(7,246)
Change in Income Tax Receivable, Prepaid Expenses and Other Assets	(28,443)	—	(805)
Change in Accounts Payable and Accrued Expenses	35,384	19,897	8,391
Change in Accounts Receivable	(13,219)	(8,057)	(653)
Excess Tax Benefits From Stock-Based Compensation	(1,767)	(789)	(3,855)
Change in Other Assets	(941)	(8,077)	(6,506)
Change in Customer Deposits	4,845	3,022	3,680
Stock-Based Compensation	1,421	1,719	3,461
Other Changes, Net	1,078	(1,851)	4,472

Cash Provided by Operating Activities	79,251	106,407	64,014

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(74,924)	(140,019)	(90,107)
Contracts and Other Assets Acquired	(80,935)	(56,936)	(32,397)
Proceeds from Asset Dispositions	99,152	6,851	16,005
Proceeds from Sale of Property, Plant, and Equipment	54,546	35,725	27,923

Cash Used by Investing Activities	(2,161)	(154,379)	(78,576)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	536,469	513,838	302,587
Repayments on Credit Facilities	(607,484)	(457,980)	(384,814)
Proceeds from Stock Offering	—	—	83,999
Dividends Paid	(3,430)	(3,249)	(2,909)
Excess Tax Benefits From Stock-Based Compensation	1,767	789	3,855
Acquisition of Treasury Stock	(7,529)	(13,401)	—
Issuance of Stock Under Stock Option Plans	6,476	2,930	4,748

Cash (Used by) Provided by Financing Activities	(73,731)	42,927	7,466

DISCONTINUED OPERATIONS:
Operating Activities	(3,512)	3,428	10,724
Investing Activities	2,739	(1,271)	(2,017)

Cash (Used by) Provided by Discontinued Operations	(773)	2,157	8,707

Increase (Decrease) in Cash	2,586	(2,888)	1,611
Cash at Beginning of Year	4,790	7,678	6,067

Cash at End of Year	$7,376	$4,790	$7,678

Cash Paid During the Year:
Interest	$8,869	$8,548	$10,000
Income Taxes	29,186	50,931	14,273
The accompanying notes are an integral part of the Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies
As of December 31, 2008 and 2007, and for the Years Ended December 31, 2008, 2007 and 2006.
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
During the fourth quarter of 2008 the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division, which rented residential furniture, office furniture and related accessories through 47 company-operated stores in 16 states was sold to CORT Business Services Corporation. As a result of the sale, our financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation. See Note N for a discussion of the sale of the Aaron’s Corporate Furnishings division.
In May 2006, the Company completed an underwritten public offering of 3.45 million newly-issued shares of common stock for net proceeds, after the underwriting discount and expenses, of approximately $84.0 million. The Company used the proceeds to repay borrowings under the revolving credit facility. The Company’s Chairman and controlling shareholder sold an additional 1,150,000 shares in the offering.
Line of Business — The Company is engaged in the business of renting and selling residential and office furniture, consumer electronics, appliances, computers, and other merchandise throughout the U.S. and Canada. The Company manufactures furniture principally for its stores.
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
All rental merchandise is available for rental or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records rental merchandise adjustments on the allowance method. Rental merchandise write-offs totaled $34.5 million, $29.0 million, and $20.1 million during the years ended December 31, 2008, 2007, and 2006, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2008	2007	2006

Beginning Balance	$3,702	$2,773	$2,374
Accounts written off	(18,876)	(18,509)	(13,823)
Provision for returns	18,962	19,438	14,222

Ending Balance	$3,788	$3,702	$2,773

Accounts Receivable — The Company maintains an allowance for doubtful accounts and a reserve for returns. The reserve for returns is calculated based on the historical collection experience associated with rental receivables and the related return of rental merchandise. The Company’s policy is to write off rental receivables that are 60 days or more past due.
Property, Plant and Equipment — The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from eight to 40 years for buildings and improvements and from one to five years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense, included in operating expenses in the accompanying consolidated statements of earnings, for property, plant and equipment was $38.4 million, $34.8 million, and $27.9 million during the years ended December 31, 2008, 2007, and 2006, respectively.

Goodwill and Other Intangibles — Goodwill represents the excess of the purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired in connection with business acquisitions. The Company has elected to perform its annual impairment evaluation as of September 30. Based on the evaluation, there was no impairment as of September 30, 2008. More frequent evaluations are completed if indicators of impairment become evident. Other intangibles represent the value of customer relationships acquired in connection with business acquisitions as well as acquired franchise development rights, recorded at fair value as determined by the Company. As of December 31, 2008 and 2007, the net intangibles other than goodwill were $7.5 million and $4.8 million, respectively. The customer relationship intangible is amortized on a straight-line basis over a two-year useful life while acquired franchise development rights are amortized over the unexpired life of the franchisee’s ten year area development agreement. Amortization expense on intangibles, included in operating expenses in the accompanying consolidated statements of earnings, was $3.0 million, $2.5 million, and $2.4 million during the years ended December 31, 2008, 2007, and 2006, respectively.
Impairment — The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. As part of this assessment we review performance at the store level to identify any mature stores with two consecutive years of cash flow losses that should be considered for impairment. We compare the undiscounted expected future cash flows with the carrying amounts of the assets. If the sum of the undiscounted cash flows is less than the carrying amounts of the assets we further evaluate for impairment. The amount by which the carrying value exceeds the fair value of the asset is recognized as an impairment loss. The fair value is estimated using discounted expected future cash flows or market prices for similar assets. As we assess the ongoing expected fair value and carrying amounts of long-lived assets, changes in store performance and cash flows could cause the Company to realize material impairment charges in future periods. The Company recorded an impairment charge of $838,000 in 2008 which relates primarily to the impairment of leasehold improvements in several of our RIMCO stores included in our sales and lease ownership segment.
Deferred Income Taxes — Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such temporary differences arise principally from the use of accelerated depreciation methods on rental merchandise for tax purposes.
Fair Value of Financial Instruments — At December 31, 2008 and 2007, the fair market value of fixed rate long-term debt approximated its carrying value.
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
Cost of Sales — Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and rental operations.
Shipping and Handling Costs — The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings and these costs totaled $55.1 million in 2008, $48.1 million in 2007, and $40.5 million in 2006.
Advertising — The Company expenses advertising costs as incurred. Advertising costs are recorded as expenses the first time an advertisement appears. Such costs aggregated to $28.5 million in 2008, $29.4 million in 2007, and $25.3 million in 2006. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable, and incremental costs incurred in selling those vendors’ products. The amounts of cooperative advertising consideration netted against advertising expense were $24.7 million in 2008, $20.1 million in 2007, and $18.3 million in 2006. The prepaid advertising asset was $1.5 million and $2.4 million at December 31, 2008 and 2007, respectively.
Stock-Based Compensation — The Company has stock-based employee compensation plans, which are more fully described in Note H below. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions of FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123R”).

Insurance Reserves — Estimated insurance reserves are accrued primarily for group health and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analyses of the projected claims run off for both reported and incurred but not reported claims.
Comprehensive Income — For the years ended December 31, 2008, 2007 and 2006, comprehensive income totaled $88.8 million, $80.2 million, and $78.6 million, respectively.
Foreign Currency Translation — Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.
New Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of this Statement on the Company’s financial statements will depend on the number of acquisitions the Company makes and the related terms.
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
Note B: Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of Common Stock and Class A Common Stock outstanding during the year, which were approximately 53,409,000 shares in 2008, 54,163,000 shares in 2007, and 52,545,000 shares in 2006. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 683,000 in 2008, 809,000 in 2007, and 832,000 in 2006.
The Company has a restricted stock plan in which shares are issuable upon satisfaction of certain performance conditions. As of December 31, 2008, only a portion of the performance conditions have been met and therefore only a portion of these shares have been included in the computation of diluted earnings per share. The effect of restricted stock increased weighted average shares outstanding by 97,000 in 2008 and 110,000 in 2007.

Note C: Property, Plant and Equipment
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2008	2007
Land	$45,880	$50,176
Buildings and Improvements	89,987	96,804
Leasehold Improvements and Signs	81,981	85,160
Fixtures and Equipment	80,334	64,269
Assets Under Capital Lease:
with Related Parties	9,332	9,332
with Unrelated Parties	9,946	10,564
Construction in Progress	15,241	19,042

	332,701	335,347
Less: Accumulated Depreciation and Amortization	(108,270)	(91,900)

	$224,431	$243,447

Note D: Credit Facilities
Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2008	2007
Bank Debt	$35,000	$82,884
Senior Unsecured Notes	58,000	80,000
Capital Lease Obligation:
with Related Parties	9,138	9,542
with Unrelated Parties	8,677	9,364
Other Debt	4,002	4,042

	$114,817	$185,832

Bank Debt — The Company has a revolving credit agreement with several banks providing for unsecured borrowings up to $140.0 million. Amounts borrowed bear interest at the lower of the lender’s prime rate or LIBOR plus 87.5 basis points. The pricing under a working capital line is based upon overnight bank borrowing rates. At December 31, 2008 and 2007, respectively, an aggregate of $35.0 million (bearing interest at 1.37%) and $82.9 million (bearing interest at 5.83%) was outstanding under the revolving credit agreement. The Company pays a .20% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement was 3.66% in 2008, 5.99% in 2007, and 5.97% in 2006. The revolving credit agreement expires May 23, 2013.

The revolving credit agreement contains financial covenants which, among other things, forbid the Company from exceeding certain debt to equity levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. At December 31, 2008, $97.4 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.
Senior Unsecured Notes — On August 14, 2002, the Company sold $50.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The unsecured notes bear interest at a rate of 6.88% per year and mature August 13, 2009. Quarterly interest only payments at an annual rate of 6.88% were due for the first two years followed by annual $10,000,000 principal repayments plus interest for the five years thereafter. The notes were amended in July 2005 as a result of entry into a note purchase agreement for an additional $60.0 million in senior unsecured notes to the purchasers in a private placement. The agreement was amended for the purpose of permitting the new issuance of the notes and amending the negative covenants in the revolving credit agreement. At December 31, there was $48.0 million outstanding under these senior unsecured notes.

On July 27, 2005, the Company entered into a note purchase agreement with a consortium of insurance companies. Pursuant to this agreement, the Company and its two subsidiaries as co-obligors issued $60.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments were due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter. The $50.0 million note purchase agreement, of which $10.0 million is outstanding as of December 31, 2008, contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s, revolving credit facility, and other note purchase agreement, as modified by the amendments described herein.
Capital Leases with Related Parties — In October and November 2004, the Company sold eleven properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s Chairman and controlling shareholder. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $883,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense, and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Sale-leasebacks — The Company finances a portion of store expansion through sale-leaseback transactions. The properties are generally sold at net book value and the resulting leases qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores nor does the Company provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks.

Other Debt — Other debt at December 31, 2008 and 2007 includes $3.3 million of industrial development corporation revenue bonds. The average weighted borrowing rate on these bonds in 2008 was 2.50%. No principal payments are due on the bonds until maturity in 2015.
Future maturities under the Company’s Credit Facilities are as follows:

(In Thousands)
2009	$58,856
2010	13,264
2011	13,419
2012	13,370
2013	1,514
Thereafter	14,394

Note E: Income Taxes
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2008	2007	2006
Current Income Tax Expense (Benefit):
Federal	$(26,324)	$49,409	$20,590
State	5,062	6,107	1,790

	(21,262)	55,516	22,380

Deferred Income Tax (Benefit) Expense:
Federal	73,375	(10,070)	16,888
State	1,698	(1,119)	2,087

	75,073	(11,189)	18,975

	$53,811	$44,327	$41,355

The Company generated a net operating loss (“NOL”) of approximately $39.2 million in 2008 as a result of favorable deductions related to bonus depreciation. The NOL will expire in 2028. The Company expects to fully utilize the NOL in 2009 and therefore has recorded current tax benefit for the loss.
Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2008	2007
Deferred Tax Liabilities:
Rental Merchandise and Property, Plant and Equipment	$163,707	$91,823
Other, Net	15,937	11,625

Total Deferred Tax Liabilities	179,644	103,448
Deferred Tax Assets:
Accrued Liabilities	14,638	6,586
Advance Payments	12,378	10,615
Other, Net	3,990	3,954

Total Deferred Tax Assets	31,006	21,155

Net Deferred Tax Liabilities	$148,638	$82,293

The Company’s effective tax rate differs from the statutory U.S. Federal income tax rate for the years ended December 31 as follows:

	2008	2007	2006
Statutory Rate	35.0%	35.0%	35.0%
Increases in U.S. Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	3.1	2.6	2.1
Other, Net	.4	.0	(.3)

Effective Tax Rate	38.5%	37.6%	36.8%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2005. The Company is subject to a Puerto Rico audit for the years 2002 through 2006 which could be settled within the next 12 months. While an estimate of the range of settlement cannot be made, the Company believes that the ultimate resolution will not have a material effect on the financial statements.
The following table summarizes the activity related to our uncertain tax positions:

(In Thousands)	2008	2007
Balance at January 1,	$3,482	$3,159
Additions based on tax positions related to the current year	119	178
Additions for tax positions of prior years	559	343
Prior year reductions	(349)	—
Statute expirations	(176)	(61)
Settlements	(525)	(137)

Balance at December 31,	$3,110	$3,482

As of December 31, 2008 and 2007, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.3 million and $3.5 million, respectively, including interest and penalties. During the years ended December 31, 2008 and 2007, the Company recognized interest and penalties of $435,000 and $530,000, respectively. The Company had $877,000 and $735,000 of accrued interest and penalties at December 31, 2008 and 2007, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Note F: Commitments and Contingencies
The Company leases warehouse and retail store space for most of its operations under operating leases expiring at various times through 2028. The Company also leases certain properties under capital leases that are more fully described in Note D. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2008, are as follows:

(In Thousands)
2009	$86,832
2010	67,088
2011	48,008
2012	35,483
2013	26,995
Thereafter	132,146
The Company has guaranteed certain debt obligations of some of the franchisees amounting to $95.6 million and $108.6 million at December 31, 2008 and 2007, respectively. Of this amount, approximately $89.2 million represents franchise borrowings outstanding under the franchise loan program and approximately $6.4 million represents franchise borrowings under other debt facilities at December 31, 2008. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied. The Company has recourse rights to the assets securing the debt obligations. As a result, the Company has never incurred any, nor does management expect to incur any, significant losses under these guarantees.
Rental expense was $81.8 million in 2008, $70.8 million in 2007, and $59.5 million in 2006.
At December 31, 2008, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $30.3 million. Payments under these commitments are scheduled to be $12.1 million in 2009, $9.7 million in 2010 and $8.5 million in 2011.
The Company maintains a 401(k) savings plan for all full-time employees with at least one year of service with the Company and who meet certain eligibility requirements. The plan allows employees to contribute up to 10% of their annual compensation with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $775,000 in 2008, $806,000 in 2007, and $791,000 in 2006.
The Company is a party to various claims and legal proceedings arising in the ordinary course of our business. The Company regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates the loss experience. The Company also enters into various contracts in the normal course of business that may subject the Company to risk of financial loss if counterparties fail to perform their contractual obligations. The Company does not believe the exposure to loss under any claims is probable nor can the Company estimate a range of amounts of loss that are reasonably possible. The Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances.

Note G: Shareholders’ Equity
The Company held 6,853,006 common shares in its treasury and was authorized to purchase an additional 3,920,413 shares at December 31, 2008. The Company’s articles of incorporation provide that no cash dividends may be paid on the Class A Common Stock unless equal or higher dividends are paid on the Common Stock. The Company repurchased 387,545 shares of Common Stock in 2008.
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
Note H: Stock Options
The Company estimates the fair value for the options on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes that the historical experience method is the best estimate of future exercise and forfeiture patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
The results of operations for the year ended December 31, 2008, 2007 and 2006 include $1.4 million, $1.9 million and $3.5 million, respectively, in compensation expense related to unvested grants. At December 31, 2008, there was $7.2 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 4.8 years. Excess tax benefits of $1.8 million and $789,000 are included in cash provided by financing activities for the year ended December 31, 2008 and 2007, respectively. The related net tax benefit from the exercise of stock options in the years ended December 31, 2008 and 2007 was $2.4 million and $1.1 million, respectively.
Under the Company’s stock option plans, options granted to date become exercisable after a period of three to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. The 709,500 shares currently available for distribution under 2001 Aaron Rents, Inc., Stock Option and Incentive Award Plan are not sufficient to cover the 1,016,000 options granted by the Company on October 16, 2008. Therefore the options granted on October 16, 2008 are subject to authorization of additional shares at the Annual Meeting scheduled for May 2009. The Company believes that the shareholder approval of additional shares is perfunctory as R. Charles Loudermilk, Sr., Chairman of the Board, holds more than 50% of the shares eligible to vote.
The weighted average fair value of options granted was $8.62 and $10.79 in 2008 and 2007, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008 and 2007, respectively: risk-free interest rates of 3.47% and 5.11%; a dividend yield of .25% and .24%; a volatility factor of the expected market price of the Company’s Common Stock of .38 and .39; weighted average assumptions of forfeiture rates of 11.77% and 6.82%; and weighted average expected lives of the options of five and eight years. The aggregate intrinsic value of options exercised was $6.4 million, $2.9 million, and $12.7 million in 2008, 2007 and 2006, respectively. The total fair value of options vested was $1.0 million, $6.6 million, and $4.9 million in 2008, 2007 and 2006, respectively. The Company granted 1,016,000 and 337,500 in stock options during the fourth quarter of 2008 and 2007, respectively. The Company did not grant any stock options in 2006.
Income tax benefits resulting from stock option exercises credited to additional paid-in capital totaled $3.2 million, $1.5 million, and $5.2 million, in 2008, 2007, and 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	December 31, 2008	Life (in years)	Exercise Price	December 31, 2008	Exercise Price
$4.38-10.00	599,374	1.99	$6.71	599,374	$6.71
10.01-15.00	324,000	4.82	14.52	324,000	14.52
15.01-20.00	184,250	5.15	17.58	184,250	17.58
20.01-24.94	1,813,661	8.53	21.42	511,661	22.08

4.38-24.94	2,921,285	6.56	17.39	1,619,285	14.37

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average	Aggregate	Weighted
	Options	Weighted Average	Remaining	Intrinsic Value	Average Fair
	(In Thousands)	Exercise Price	Contractual Term	(In Thousands)	Value
Outstanding at January 1, 2008	2,425	$14.98		$28,223	$6.90
Granted	1,016	21.16		5,547	8.62
Exercised	(429)	11.68		(6,384)	5.04
Forfeited	(91)	22.08		(412)	9.76

Outstanding at December 31, 2008	2,921	17.39	6.56 years	26,954	7.69

Exercisable at December 31, 2008	1,619	14.37	4.14 years	19,839	6.54

The weighted average fair value of unvested options was $9.12 as of December 31, 2008 and $10.53 as of December 31, 2007. The weighted average fair value of options that vested during 2008, 2007 and 2006 was $6.54, $6.57 and $7.23.
Shares of restricted stock may be granted to employees and directors and typically vest over approximately three years. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Total compensation expense related to restricted stock was $1.5 million and $1.7 million in 2008 and 2007, respectively.
The following table summarizes information about restricted stock activity:

	Restricted Stock	Weighted Average
	(In Thousands)	Grant Price
Outstanding at January 1, 2008	225	25.40
Granted	—	—
Vested	—	—
Forfeited	(19)	25.40

Outstanding at December 31, 2008	206	25.40

Note I: Franchising of Aaron’s Sales and Lease Ownership Stores
The Company franchises Aaron’s Sales & Lease Ownership stores. As of December 31, 2008 and 2007, 786 and 768 franchises had been granted, respectively. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales & Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees received before the substantial completion of the Company’s obligations are deferred. Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of rental merchandise to franchisees.

Franchise agreement fee revenue was $3.2 million, $3.4 million, and $3.1 million and royalty revenue was $36.5 million, $29.8 million, and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred franchise and area development agreement fees, included in customer deposits and advance payments in the accompanying consolidated balance sheets, were $5.7 million as of both December 31, 2008 and 2007, respectively.
Franchised Aaron’s Sales & Lease Ownership store activity is summarized as follows:

	2008	2007	2006
Franchised stores open at January 1,	484	441	392
Opened	56	65	75
Added through acquisition	12	9	0
Purchased from the Company	27	11	3
Purchased by the Company	(66)	(39)	(28)
Closed	(9)	(3)	(1)

Franchised stores open at December 31,	504	484	441

Company-operated Aaron’s Sales & Lease Ownership store activity is summarized as follows:

	2008	2007	2006
Company-operated stores open at January 1,	1,014	845	748
Opened	54	145	78
Added through acquisition	66	39	40
Closed, sold or merged	(97)	(15)	(21)

Company-operated stores open at December 31,	1,037	1,014	845

In 2008, the Company acquired the rental contracts, merchandise, and other related assets of 95 stores, including 66 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 68 stores. In 2007, the Company acquired the rental contracts, merchandise, and other related assets of 77 stores, including 39 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 51 stores. In 2006, the Company acquired the rental contracts, merchandise, and other related assets of 40 stores, including 28 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 37 stores.
Note J: Acquisitions and Dispositions
During 2008, the Company acquired the rental contracts, merchandise, and other related assets of a net of 68 sales and lease ownership stores for an aggregate purchase price of $79.8 million. Fair value of acquired tangible assets included $28.5 million for rental merchandise, $2.1 million for fixed assets, and $66,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2008, representing goodwill, was $44.1 million. The fair value of acquired separately identifiable intangible assets included $4.3 million for customer lists and $1.9 million for acquired franchise development rights. The estimated amortization of these customer lists and acquired franchise development rights in future years approximates $2.5 million, $1.8 million, $334,000, $318,000, and $270,000 for 2009, 2010, 2011, 2012, and 2013, respectively. The purchase price allocations for certain acquisitions during December 2008 are preliminary pending finalization of the Company’s assessment of the fair values of tangible assets acquired.
During 2007, the Company acquired the rental contracts, merchandise, and other related assets of a net of 39 sales and lease ownership stores for an aggregate purchase price of $57.3 million. Fair value of acquired tangible assets included $20.4 million for rental merchandise, $2.2 million for fixed assets, and $241,000 for other assets. Fair value of liabilities assumed approximated $499,000. The excess cost over the fair value of the assets and liabilities acquired in 2007, representing goodwill, was $31.3 million. The fair value of acquired separately identifiable intangible assets included $2.7 million for customer lists and $1.1 million for acquired franchise development rights.
Acquisitions have been accounted for as purchases, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2008, 2007 and 2006 consolidated financial statements was not significant.

The Company sold 27, eleven, and three of its sales and lease ownership locations to franchisees in 2008, 2007, and 2006, respectively. The effect of these sales on the consolidated financial statements was not significant. The Company also sold the assets of 12 of its sales and lease ownership locations in Puerto Rico to an unrelated third party in the second quarter of 2006. The Company received $16.0 million in cash proceeds, recognized a $7.2 million gain, and disposed of goodwill of $1.0 million in conjunction with the 2006 sales.
Note K: Segments
Description of Products and Services of Reportable Segments
Aaron Rents, Inc. has three reportable segments: sales and lease ownership, franchise, and manufacturing. During 2008, the Company sold its corporate furnishings division. The sales and lease ownership division offers electronics, residential furniture, appliances, and computers to consumers primarily on a monthly payment basis with no credit requirements. The Company’s franchise operation sells and supports franchisees of its sales and lease ownership concept. The manufacturing division manufactures upholstered furniture, office furniture, and bedding predominantly for use by Company-operated and franchised stores.
Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2.3% in 2008, 2007, and 2006.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related rental merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.

•	Sales and lease ownership rental merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments based on relative total assets.
Revenues in the “Other” category are primarily from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes, and a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters in the first quarter of 2007.
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
As discussed in Note N, the Company sold the Aaron’s Corporate Furnishings division during the fourth quarter of 2008. For financial reporting purposes, this division has been classified as a discontinued operation and is not included in our segment information as shown below.
Information on segments and a reconciliation to earnings before income taxes from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In Thousands)	2008	2007	2006

Revenues From External Customers:
Sales and Lease Ownership	$1,548,462	$1,347,507	$1,193,909
Franchise	45,025	38,803	33,626
Other	3,724	9,955	3,775
Manufacturing	68,720	73,017	78,458

Revenues of Reportable Segments	1,665,931	1,469,282	1,309,768
Elimination of Intersegment Revenues	(69,314)	(73,173)	(78,221)
Cash to Accrual Adjustments	(4,009)	(1,170)	(3,100)

Total Revenues from External Customers from Continuing Operations	$1,592,608	$1,394,939	$1,228,447

Earnings Before Income Taxes:
Sales and Lease Ownership	$111,418	$90,503	$97,983
Franchise	32,933	28,651	23,949
Other	2,035	4,527	(3,902)
Manufacturing	1,350	(368)	(1,740)

Earnings Before Income Taxes for Reportable Segments	147,736	123,313	116,290
Elimination of Intersegment Loss (Profit)	(1,332)	497	1,777
Cash to Accrual and Other Adjustments	(6,824)	(6,058)	(5,809)

Total Earnings Before Income Taxes from Continuing Operations	$139,580	$117,752	$112,258

Assets:
Sales and Lease Ownership	$1,052,233	$916,537	$779,278
Franchise	39,831	31,754	25,619
Other	120,039	61,497	69,106
Manufacturing	21,167	26,012	32,576

Total Assets from Continuing Operations	$1,233,270	$1,035,800	$906,579

Depreciation and Amortization:
Sales and Lease Ownership	$465,683	$422,486	$373,841
Franchise	350	162	561
Other	3,515	5,333	3,743
Manufacturing	1,845	846	1,333

Total Depreciation and Amortization from Continuing Operations	$471,393	$428,827	$379,478

Interest Expense:
Sales and Lease Ownership	$7,814	$7,562	$8,472
Franchise	—	—	47
Other	—	21	44
Manufacturing	4	4	4

Total Interest Expense from Continuing Operations	$7,818	$7,587	$8,567

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$8,716	$3,746	$—

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$7,985	$4,096	$644

Note L — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D above.
Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years. In 2008, the Company sponsored the son of the Chief Operating Officer as a driver for the Eddie Sharp Racing team in the ARCA RE/MAX Series at an approximate cost of $260,000. In 2009, the Company will sponsor the driver as a member of the Robert Richardson Racing team in the NASCAR Nationwide Series at an estimated cost of $1.6 million.
During the first quarter of 2008, the Company purchased for $704,000 the land and building of a Company-operated store location owned by the daughter of the Chairman of the Company and previously leased to the Company. The purchase price was determined based upon an appraisal and other market evaluations provided by unrelated third parties.
Note M: Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2008
Revenues	$412,681	$387,014	$388,019	$404,894
Gross Profit *	194,757	188,978	184,643	188,678
Earnings Before Taxes From Continuing Operations	37,618	35,384	32,457	34,121
Net Earnings From Continuing Operations	22,563	22,361	19,835	21,010
Earnings From Discontinued Operations, Net of Tax	2,190	918	1,243	69
Continuing Operations:
Earnings Per Share	.42	.42	.37	.39
Earnings Per Share Assuming Dilution	.42	.41	.37	.39
Discontinued Operations:
Earnings Per Share	.04	.02	.03	.00
Earnings Per Share Assuming Dilution	.04	.02	.02	.00

Year Ended December 31, 2007
Revenues	$362,770	$333,791	$333,716	$364,662
Gross Profit *	171,024	160,417	160,988	168,049
Earnings Before Taxes From Continuing Operations	43,610	28,576	22,459	23,107
Net Earnings From Continuing Operations	27,173	17,743	14,155	14,354
Earnings From Discontinued Operations, Net of Tax	2,034	1,914	1,764	1,138
Continuing Operations:
Earnings Per Share	.50	.33	.26	.27
Earnings Per Share Assuming Dilution	.49	.33	.26	.26
Discontinued Operations:
Earnings Per Share	.04	.03	.03	.02
Earnings Per Share Assuming Dilution	.04	.03	.03	.02

*	Gross profit is the sum of rentals and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of rental merchandise and write-offs of rental merchandise.

Note N: Discontinued Operations
On September 12, 2008, the Company entered into an agreement with CORT Business Services Corporation agreeing to sell substantially all of the assets of its Aaron’s Corporate Furnishings division and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The Aaron’s Corporate Furnishings division, which operated at 47 stores, primarily engaged in the business of renting and selling residential furniture, electronics, appliances, housewares and accessories. The Company consummated the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008.
The consideration for the assets consisted of $72 million in cash plus payments for certain accounts receivable of the Aaron’s Corporate Furnishings division, subject to certain adjustments, including for differences in the amount of the Aaron’s Corporate Furnishings division’s inventory at closing and in the monthly rent potential of the division’s merchandise on rent at closing as compared to certain benchmark ranges set forth in the purchase agreement. The assets transferred include all of the Aaron’s Corporate Furnishings division’s rental contracts with customers and certain other contracts, certain inventory and accounts receivable, and store leases or subleases for 27 locations. CORT assumed performance obligations under transferred rental and certain other contracts and customer deposits. The Company retained other liabilities of the Aaron’s Corporate Furnishings division, including its accounts payable and accrued expenses. Included in the 2008 results is a $1.2 million pre-tax gain on the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008.
Summarized operating results for the Aaron’s Corporate Furnishings division for the years ended December 31 are as follows:

(In Thousands)	2008	2007	2006

Revenues	$83,359	$99,972	$98,145
Earnings Before Income Taxes	7,162	11,093	12,452
Earnings From Discontinued Operations, Net of Tax	4,420	6,850	7,732
Net assets from discontinued operations for the Aaron’s Corporate Furnishings division included in the consolidated balance sheet as of December 31, 2007 are as follows:

December 31,
(In Thousands)	2007

Cash	$459
Accounts Receivable, Net	5,731
Rental Merchandise	91,244
Less: Accumulated Depreciation	(26,114)

65,130
Property, Plant and Equipment, Net	3,591
Goodwill, Net	1,388
Prepaid Expenses and Other Assets	1,077
Accounts Payable and Accrued Expenses	(4,942)
Customer Deposits and Advanced Payments	(1,182)

Net Assets Related to Discontinued Operations	$71,252

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
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Internal Control Over Financial Reporting
There were no changes in Aaron Rents’ internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fourth quarter of 2008 however, the Company did implement and amend certain controls to remediate the material weakness in internal control over financial reporting identified in the Company’s amendment to its quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2008. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of Aaron Rents, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Earnings—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

2. FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
2 .1
Asset Purchase Agreement between CORT Business Services Corporation as Buyer and Aaron Rents, Inc. as Seller dated as of September 12, 2008, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is by this reference incorporated herein.

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

10.42
Amendment to Option and Award Agreement under the Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, filed as Exhibit 10(pp) to the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is by this reference incorporated herein. *

10.43
Revolving Credit Agreement, dated as of May 23, 2008, among Aaron Rents, Inc., as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008, which exhibit is by this reference incorporated herein.

10.44
Subsidiary Guaranty Agreement, dated as of May 23, 2008, between Aaron Investment Company and SunTrust Bank, as administrative agent, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008, which exhibit is by this reference incorporated herein.

10.45
Amended and Restated Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 23, 2008, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008, which exhibit is by this reference incorporated herein.

10.46
Amended and Restated Guaranty Agreement, dated as of May 23, 2008, among Aaron Investment Company and SunTrust Bank, as servicer, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008, which exhibit is by this reference incorporated herein.

10.47
First Amendment, dated November 4, 2008, to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of July 27, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2008, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.48
Third Amendment, dated November 4, 2008, to Note Purchase Agreement between Aaron Rents, Inc. and certain other obligors and the purchasers dated as of August 15, 2002, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2008, which exhibit is by this reference incorporated herein.

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(B) EXHIBITS
The exhibits listed in Item 15(A)(3) are included elsewhere in this Report.
(C) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(A)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2009.

AARON RENTS, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of February 2009.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chairman of the Board of Directors

/s/ ROBERT C. LOUDERMILK, JR. Robert C. Loudermilk, Jr.	Chief Executive Officer (Principal Executive Officer), President and Director

/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM K. BUTLER, JR. William K. Butler, Jr.	Chief Operating Officer and Director

/s/ RONALD W. ALLEN Ronald W. Allen	Director

/s/ LEO BENATAR Leo Benatar	Director

/s/ EARL DOLIVE Earl Dolive	Director

/s/ DAVID L. KOLB David L. Kolb	Director

/s/ JOHN C. PORTMAN John C. Portman	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ JOHN SCHUERHOLZ John Schuerholz	Director

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.