Form 10-Q
period 2009-03-31
AARON RENTS INC
filed 2009-05-06
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
AARON’S, INC.
(Exact name of registrant as
specified in its charter)

Georgia (State or other jurisdiction of	58-0687630 (I. R. S. Employer
incorporation or organization)	Identification No.)

309 E. Paces Ferry Road, N.E.
Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)
(404) 231-0011
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	May 1, 2009
Common Stock, $.50 Par Value	45,857,132
Class A Common Stock, $.50 Par Value	8,314,966

AARON’S, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
ASSETS:
Cash	$5,937	$7,376
Accounts Receivable (net of allowances of $2,999 in 2009 and $4,040 in 2008)	59,385	59,513
Lease Merchandise	1,083,332	1,074,831
Less: Accumulated Depreciation	(390,931)	(393,745)

	692,401	681,086
Property, Plant and Equipment, Net	227,700	224,431
Goodwill, Net	187,662	185,965
Other Intangibles, Net	6,706	7,496
Prepaid Expenses and Other Assets	52,353	67,403

Total Assets	$1,232,144	$1,233,270

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$162,341	$173,926
Dividends Payable	—	910
Deferred Income Taxes Payable	157,347	148,638
Customer Deposits and Advance Payments	33,224	33,435
Credit Facilities	78,845	114,817

Total Liabilities	431,757	471,726

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at March 31, 2009 and December 31, 2008	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at March 31, 2009 and December 31, 2008	6,032	6,032
Additional Paid-in Capital	196,078	194,317
Retained Earnings	620,061	585,827
Accumulated Other Comprehensive Loss	(1,716)	(1,447)

	844,675	808,949

Less: Treasury Shares at Cost,
Common Stock, 2,801,338 Shares at March 31, 2009 and 3,104,146 Shares at December 31, 2008	(26,760)	(29,877)
Class A Common Stock, 3,748,860 Shares at March 31, 2009 and December 31, 2008	(17,528)	(17,528)

Total Shareholders’ Equity	800,387	761,544

Total Liabilities and Shareholders’ Equity	$1,232,144	$1,233,270

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$344,502	$299,675
Retail Sales	15,875	12,389
Non-Retail Sales	92,966	85,417
Franchise Royalties and Fees	13,107	11,039
Other	7,500	4,161

	473,950	412,681

COSTS AND EXPENSES:
Retail Cost of Sales	9,405	7,428
Non-Retail Cost of Sales	84,312	77,896
Operating Expenses	196,517	177,830
Depreciation of Lease Merchandise	125,204	109,710
Interest	1,276	2,199

	416,714	375,063

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,236	37,618

INCOME TAXES	21,876	15,055

NET EARNINGS FROM CONTINUING OPERATIONS	35,360	22,563

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(209)	2,190

NET EARNINGS	$35,151	$24,753

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.66	$.42

Assuming Dilution	.65	.42

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.00	$.04

Assuming Dilution	.00	.04

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.016
Class A Common Stock	.017	.016

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,765	53,492
Assuming Dilution	54,366	54,156
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$35,360	$22,563
Depreciation of Lease Merchandise	125,204	109,710
Other Depreciation and Amortization	11,416	10,967
Additions to Lease Merchandise	(245,419)	(236,363)
Book Value of Lease Merchandise Sold or Disposed	101,644	94,109
Change in Deferred Income Taxes	8,709	9,562
Loss on Sale of Property, Plant, and Equipment	323	403
Gain on Asset Dispositions	(5,663)	(2,323)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	10,360	(482)
Change in Accounts Payable and Accrued Expenses	(14,592)	11,988
Change in Accounts Receivable	837	(1,204)
Excess Tax Benefits from Stock-Based Compensation	(1,715)	(62)
Change in Other Assets	6,488	7,340
Change in Customer Deposits	(211)	1,027
Stock-Based Compensation	618	413
Other Changes, Net	1,086	329

Cash Provided by Operating Activities	34,445	27,977

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(17,143)	(21,538)
Contracts and Other Assets Acquired	(8,469)	(14,665)
Proceeds from Sales of Property, Plant, and Equipment	2,851	11,491
Proceeds from Asset Dispositions	20,810	6,741

Cash Used in Investing Activities	(1,951)	(17,971)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	22,980	112,890
Repayments on Credit Facilities	(58,952)	(116,763)
Dividends Paid	(1,827)	(869)
Acquisition of Treasury Stock	—	(7,529)
Excess Tax Benefits from Stock-Based Compensation	1,715	62
Issuance of Stock Under Stock Option Plans	2,360	668

Cash Used in Financing Activities	(33,724)	(11,541)

DISCONTINUED OPERATIONS:
Operating Activities	(209)	3,258
Investing Activities	—	(425)

Cash (Used in) Provided by Discontinued Operations	(209)	2,833

(Decrease) Increase in Cash	(1,439)	1,298
Cash at Beginning of Period	7,376	4,790

Cash at End of Period	$5,937	$6,088

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron’s, Inc. (the “Company”) and its wholly owned subsidiaries (formerly Aaron Rents, Inc.). All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of March 31, 2009, the consolidated statements of earnings for the quarters ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The results of operations for the quarter ended March 31, 2009, are not necessarily indicative of operating results for the full year.
During the fourth quarter of 2008 the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division. As a result of the sale, our financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation. See Note N to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Accounting Policies and Estimates
See Note A “Rental Merchandise” to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Lease Merchandise
See Note A to the consolidated financial statements in the 2008 Annual Report on Form 10-K. Lease merchandise adjustments for the three month periods ended March 31 were $7.9 million in 2009 and $8.0 million in 2008. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.
Goodwill and Other Intangibles
During the three months ended March 31, 2009, the Company recorded $4.6 million in goodwill, $554,000 in customer relationship intangibles, and $220,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $1.0 million and $705,000 for the three month periods ended March 31, 2009 and 2008, respectively. The aggregate purchase price for these asset acquisitions totaled $8.5 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2009. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2008 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 and 2008 include $618,000 and $310,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended March 31, 2009 and 2008 include $407,000 and $420,000, respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the three months ended March 31, 2009 or 2008.

Income Taxes
The Company files a federal consolidated income tax return in the United States and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2005. The Company is subject to a Puerto Rico audit for the years 2002 through 2006 which we expect to be settled within the next 12 months. The Company believes that the ultimate resolution will not have a material effect on the financial statements.
As of March 31, 2009 and December 31, 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.5 million and $3.3 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company and foreign currency translation adjustments net of income taxes, as summarized below:

	Three Months Ended
	March 31,
(In Thousands)	2009	2008
Net earnings	$35,151	$24,753
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $102 and $125	(167)	(204)

Comprehensive income	$34,984	$24,549

Note D — Segment Information

	Three Months Ended
	March 31,
(In Thousands)	2009	2008
Revenues From External Customers:
Sales and Lease Ownership	$462,759	$403,495
Franchise	13,026	11,039
Other	603	1,619
Manufacturing	23,572	21,662

Revenues of Reportable Segments	499,960	437,815
Elimination of Intersegment Revenues	(23,760)	(21,802)
Cash to Accrual Adjustments	(2,250)	(3,332)

Total Revenues from External Customers from Continuing Operations	$473,950	$412,681

Earnings Before Income Taxes:
Sales and Lease Ownership	$48,668	$32,988
Franchise	9,384	8,169
Other	652	875
Manufacturing	1,502	1,008

Earnings Before Income Taxes of Reportable Segments	60,206	43,040
Elimination of Intersegment Profit	(1,505)	(1,005)
Cash to Accrual and Other Adjustments	(1,465)	(4,417)

Total Earnings Before Income Taxes from Continuing Operations	$57,236	$37,618

Earnings before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
•	A predetermined amount of approximately 2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.
•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.
•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.
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
Note E — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. The Company adopted FAS 141R effective January 1, 2009 and the impact was not material to earnings during the three month period ended March 31, 2009.
Note F — Commitments
The Company leases warehouse and retail store space for substantially all of its operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. The Company expects that most leases will be renewed or replaced by other leases in the normal course of business.

The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which would be due in full within 90 days of the event of default. At March 31, 2009, the portion that the Company might be obligated to repay in the event franchisees defaulted was $112.5 million. Of this amount, approximately $101.9 million represents franchise borrowings outstanding under the franchise loan program and approximately $10.6 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program. On May 23, 2008, the Company entered into a new franchise loan guaranty agreement which replaced the previous agreement. The new franchise loan and guaranty agreement expires May 23, 2009. The Company anticipates renewing the franchise loan and guaranty agreement in the second quarter of 2009.
The Company has no long-term commitments to purchase merchandise. At March 31, 2009, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $28.6 million.
The Company is a party to various claims and legal proceedings arising in the ordinary course of business. The Company regularly assesses its insurance deductibles, analyzes litigation information with the its attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations. The Company does not believe its exposure to loss under any claims is probable nor can the Company estimate a range of amounts of loss that are reasonably possible. The Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances.
In August 2008, the Company entered into an agreement with a third party provider pursuant to which the provider (through an unrelated third party) agreed to provide fulfillment services in connection with the Company’s October 2008 promotion in which qualifying customers could receive up to $600 in free gas in the form of gift cards in the amount of $25 per month for up to 24 consecutive months. In March 2009, the Company terminated its agreement with the third party based upon its failure to provide services as required under the agreement and to timely cure such breach. The Company currently is internally managing the fulfillment of the promotion on a voluntary basis and is pursuing legal action against the provider for recovery of, among other things, all amounts paid to the provider. The Company believes that it has recorded an appropriate reserve to cover its anticipated cost of the promotion, but additional reserves may be required in the future. In addition, the Company may discontinue its voluntary fulfillment of the promotion at any time, although it does not anticipate doing so.
See Note F to the consolidated financial statements in the 2008 Annual Report on Form 10-K for further information.
Note G — Related Party Transactions
The Company leases certain properties under capital leases from certain related parties that are described in Note D to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Motor sports sponsorships and promotions have been an integral part of the Company’s marketing programs for a number of years. In 2009, the Company is sponsoring the son of the Chief Operating Officer as a member of the Robert Richardson Racing team in the NASCAR Nationwide Series at an estimated cost of $1.6 million.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron’s, Inc.
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and Subsidiaries as of March 31, 2009, and the related consolidated statements of earnings for the three-month periods ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron’s, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 4, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008, filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2009, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
Aaron’s, Inc. (formerly Aaron Rents, Inc.) is a leading specialty retailer of consumer electronics, computers, office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.228 billion in 2006 to $1.593 billion in 2008, representing a compound annual growth rate of 13.9%. Total revenues from continuing operations for the three months ended March 31, 2009, were $474.0 million, an increase of $61.3 million, or 14.8%, over the comparable period in 2008.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 23 Company-operated sales and lease ownership stores in 2008. We spend on average approximately $600,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and increased consumer credit constraints during the current economic downturn has created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that if the current economic downturn deepens or continues for an extensive period of time that our customer base will not curtail spending on household merchandise.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Our franchisees added a net of 20 stores in 2008. We also purchased 66 franchised stores during 2008. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $45.0 million of revenues in 2008, up from $33.6 million in 2006, representing a compounded annual growth rate of 15.7%. Total revenues from franchise royalties and fees for the three months ended March 31, 2009, were $13.1 million, an increase of $2.1 million, or 18.7%, over the comparable period in 2008.

Key Components of Earnings
In this management’s discussion and analysis section, we review the Company’s consolidated results.
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees includes all revenues derived from lease agreements from our sales and lease ownership and office furniture stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and lease return merchandise from our sales and lease ownership and office furniture stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise rented to customers and held for rent by our Company-operated sales and lease ownership and office furniture stores.
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of March 31, 2009 and December 31, 2008, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $32.2 million for both periods, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $3.5 million and $4.8 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when rented, and 36 months when not rented, to 0% salvage value. Our office furniture division depreciates merchandise over its estimated useful life, which ranges from nine months to 60 months, net of salvage value, which ranges from 0% to 60%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise.
Our policies require weekly lease merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale.
We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period.
Leases and Closed Store Reserves. The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of leases are for periods that do not exceed five years, although lease terms range in length up to 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While some of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.

From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of March 31, 2009 and December 31, 2008, our reserve for closed or consolidated stores was $3.2 million and $3.0 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at March 31, 2009.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was estimated at $19.6 million and $19.7 million at March 31, 2009 and December 31, 2008, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $20.5 million and $20.0 million at March 31, 2009 and December 31, 2008, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2009.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended March 31, 2009, we calculated this amount by comparing revenues for the three months ended March 31, 2009 to revenues for the comparable period in 2008 for all stores open for the entire 15-month period ended March 31, 2009, excluding stores that received lease agreements from other acquired, closed, or merged stores.

Results of Operations
The Aaron’s Corporate Furnishings division was disposed of on November 6, 2008 and is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the three month periods ended March 31, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	March 31, 2009	March 31, 2008	2009 from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$344,502	$299,675	$44,827	15.0%
Retail Sales	15,875	12,389	3,486	28.1
Non-Retail Sales	92,966	85,417	7,549	8.8
Franchise Royalties and Fees	13,107	11,039	2,068	18.7
Other	7,500	4,161	3,339	80.2

	473,950	412,681	61,269	14.8

COSTS AND EXPENSES:
Retail Cost of Sales	9,405	7,428	1,977	26.6
Non-Retail Cost of Sales	84,312	77,896	6,416	8.2
Operating Expenses	196,517	177,830	18,687	10.5
Depreciation of Lease Merchandise	125,204	109,710	15,494	14.1
Interest	1,276	2,199	(923)	(42.0)

	416,714	375,063	41,651	11.1

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,236	37,618	19,618	52.2

INCOME TAXES	21,876	15,055	6,821	45.3

NET EARNINGS FROM CONTINUING OPERATIONS	35,360	22,563	12,797	56.7
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(209)	2,190	(2,399)	(109.5)

NET EARNINGS	$35,151	$24,753	$10,398	42.0%

Revenues. The 14.8% increase in total revenues, to $474.0 million for the three months ended March 31, 2009, from $412.7 million in the comparable period in 2008, was due mainly to a $44.8 million, or 15.0%, increase in lease revenues and fees, plus a $7.5 million, or 8.8%, increase in non-retail sales. The $44.8 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 12.3% increase in same store revenues during the first quarter of 2009. The Company’s other revenues in the first quarter of 2009 and 2008 included a $5.7 million and $2.3 million gain, respectively, from the sale of Company-operated stores.
The 28.1% increase in revenues from retail sales, to $15.9 million for the three months ended March 31, 2009 from $12.4 million in the comparable period in 2008, was due to increased demand in our sales and lease ownership stores.
The 8.8% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $93.0 million for the three months of March 31, 2009, from $85.4 million for the comparable period in 2008, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at March 31, 2009, was 532, reflecting a net addition of 49 stores since March 31, 2008.
The 18.7% increase in franchise royalties and fees, to $13.1 million for the three months ended March 31, 2009, from $11.0 million for the comparable period in 2008, primarily reflects an increase in royalty income from franchisees, increasing 17.7% to $10.6 million for the three months ended March 31, 2009, compared to $9.0 million for the three months ended March 31, 2008. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.

Other revenues increased 80.2% to $7.5 million for the three months ended March 31, 2009, from $4.2 million for the comparable period in 2008. Included in other revenues for the three months ended March 31, 2009 and 2008, respectively, is a $5.7 million and a $2.3 million gain on sales of Company-operated stores.
Cost of Sales. Retail cost of sales increased 26.6% to $9.4 million for the three months ended March 31, 2009, compared to $7.4 million for the comparable period in 2008, and as a percentage of retail sales decreased to 59.2% from 60.0% in 2008 as a result of improved pricing and lower product cost.
Non-retail cost of sales increased 8.2%, to $84.3 million for the three months ended March 31, 2009, from $77.9 million for the comparable period in 2008, and as a percentage of non-retail sales, decreased slightly to 90.7% from 91.2% as a result of improved pricing.
Expenses. Operating expenses for the three months ended March 31, 2009, increased $18.7 million to $196.5 million from $177.8 million for the comparable period in 2008, a 10.5% increase. As a percentage of total revenues, operating expenses were 41.5% for the three months ended March 31, 2009, and 43.1% for the comparable period in 2008. Operating expenses decreased as a percentage of total revenues for the three months ended March 31, 2009 mainly due to increased revenues which primarily resulted from the maturing of new Company-operated sales and lease ownership stores, less new store start-up expenses and the 12.3% increase in same store revenues previously mentioned.
Depreciation of lease merchandise increased $15.5 million to $125.2 million for the three months ended March 31, 2009, from $109.7 million during the comparable period in 2008, a 14.1% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 36.3% from 36.6% a year ago, primarily due to product mix and cost.
Interest expense decreased to $1.3 million for the three months ended March 31, 2009, compared with $2.2 million for the comparable period in 2008, a 42.0% decrease. The decrease in interest expense was primarily due to lower debt levels during the first quarter of 2009 and lower borrowing rates.
Income tax expense increased $6.8 million to $21.9 million for the three months ended March 31, 2009, compared with $15.1 million for the comparable period in 2008, representing a 45.3% increase. Aaron’s effective tax rate was 38.2% in 2009 and 40.0% in 2008 primarily related to an increase in federal deductions and state income tax credits.
Net Earnings from Continuing Operations. Net earnings increased $12.8 million to $35.4 million for the three months ended March 31, 2009, compared with $22.6 million for the comparable period in 2008, representing a 56.7% increase. As a percentage of total revenues, net earnings from continuing operations were 7.5% for the three months ended March 31, 2009, and 5.5% for the three months ended March 31, 2008. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 12.3% increase in same store revenues, and an 18.7% increase in franchise royalties and fees. Additionally, other income for the three months ended March 31, 2009 and 2008, respectively, included a $5.7 million and $2.3 million gain on the sales of Company-operated stores.
Discontinued Operations. Net earnings or losses from discontinued operations (which represents earnings or losses from the Aaron’s Corporate Furnishings division which was disposed on November 6, 2008), net of tax, were a $209,000 loss for the three months ended March 31, 2009, compared to earnings of $2.2 million for the comparable period in 2008.
Balance Sheet
Cash. Our cash balance decreased to $5.9 million at March 31, 2009, from $7.4 million at December 31, 2008. Fluctuations in our cash balances are the result of timing differences between when our stores deposit cash and when that cash is available for application against borrowings outstanding under our revolving credit facility. For additional information, refer to the “Liquidity and Capital Resources” section below.
Lease Merchandise, Net. The increase of $11.3 million in lease merchandise, net of accumulated depreciation, to $692.4 million at March 31, 2009, from $681.1 million at December 31, 2008, is primarily the result of the continued growth of existing Company-operated stores as well as the opening of new stores.
Goodwill. The $1.7 million increase in goodwill, to $187.7 million at March 31, 2009, from $186.0 million on December 31, 2008, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $8.5 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. Additionally, the Company disposed of $2.8 million in goodwill in conjunction with store sales in the first quarter of 2009.

Other Intangibles, Net. The $790,000 decrease in other intangibles, to $6.7 million on March 31, 2009, from $7.5 million on December 31, 2008, is the result of amortization and the disposition of $537,000 in intangible assets in conjunction with store sales in the first quarter of 2009, net of acquisitions of sales and lease ownership businesses mentioned above.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $15.1 million to $52.4 million at March 31, 2009, from $67.4 million at December 31, 2008, primarily as a result of a decrease in prepaid income tax expense.
Accounts Payable and Accrued Expenses. The decrease of $11.6 million in accounts payable and accrued expenses, to $162.3 million at March 31, 2009, from $173.9 million at December 31, 2008, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $8.7 million in deferred income taxes payable to $157.3 million at March 31, 2009, from $148.6 million at December 31, 2008, is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Economic Stimulus Act of 2008.
Credit Facilities and Senior Notes. The $36.0 million decrease in the amounts we owe under our credit facilities and senior notes to $78.8 million at March 31, 2009, from $114.8 million at December 31, 2008, primarily reflects net payments on our revolving credit facility.
Liquidity and Capital Resources

General
Cash flows from continuing operations for the three months ended March 31, 2009 and 2008 were $34.4 million and $28.0 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $3.0 million for the first three months of 2009 and $5.6 million for the comparable 2008 period. Our cash flows include profits on the sale of lease return merchandise.
Our primary capital requirements consist of buying lease merchandise for both sales and lease ownership and office furniture stores. As Aaron’s continues to grow, the need for additional lease merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flows from operations;
•	bank credit;
•	trade credit with vendors;
•	proceeds from the sale of lease return merchandise;
•	private debt offerings; and
•	stock offerings.
At March 31, 2009, we did not have an outstanding balance under our revolving credit agreement. The credit facilities balance decreased by $36.0 million in 2009 primarily as a result of repayments on our revolving credit facility from cash generated by operations and store sales. On May 23, 2008, we entered into a new revolving credit agreement which replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million. We have $10.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, which we anticipate repaying using cash flow from operations. Additionally, we have $48.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008.

Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at March 31, 2009 and believe that we will continue to be in compliance in the future.
Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $20.8 million for the first three months of 2009 and $6.7 million for the comparable period in 2008. The amount of lease merchandise sold in these sales and shown under investing activities was $10.3 million for the first three months of 2009 and $3.9 million for the comparable period in 2008.
We purchase our common shares in the market from time to time as authorized by our board of directors. We have authority remaining to purchase 3,920,413 shares.
We have a consistent history of paying dividends, having paid dividends for 22 consecutive years. A $.016 per share dividend on Common Stock and Class A Common Stock was paid in January 2008, April 2008, July 2008, and October 2008 for a total cash outlay of $3.4 million in 2008. Our board of directors increased the dividend 6.3% for the fourth quarter of 2008 on November 5, 2008 to $.017 per share from the previous quarterly dividend of $.016 per share. The payment for the fourth quarter was paid in January 2009. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit, and proceeds from the sale of lease return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of capital in the ordinary course of business. However, if the credit and capital market disruptions that began in the second half of 2008 continue for an extended period, or if they deteriorate further, we may not be able to obtain access to capital at as favorable costs as we have historically been able to, and some forms of capital may not be available at all.
Commitments
Income Taxes. During the three months ended March 31, 2009, we made $400,000 in income tax payments. Within the next nine months, we anticipate that we will make cash payments for income taxes of approximately $12.0 million.
We benefited from the Economic Stimulus Act of 2008 as “bonus depreciation,” which permits companies to accelerate depreciation in the first year assets, such as the Company’s lease merchandise, are put in service, was available on our assets nationwide, and tax payments were reduced for one year. We also anticipate benefiting from the American Recovery and Reinvestment Act of 2009 as bonus depreciation should be available under that act on its assets nationwide, and tax payments should be reduced for one year. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods. Because of our sales and lease ownership model, where Aaron’s remains the owner of merchandise on lease, we benefit relatively more from bonus depreciation than traditional furniture, electronics and appliance retailers.

The Economic Stimulus Act of 2008 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $62.0 million as a result of the Economic Stimulus Act of 2008 with the associated deferral expected to begin to reverse over a three year period beginning in 2009. However, in February 2009 the American Recovery and Reinvestment Act of 2009 was signed into law which extends the bonus depreciation provision of the Economic Stimulus Act of 2008 by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the American Recovery and Reinvestment Act of 2009 to be approximately $72.0 million, of which approximately $46.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $26.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 will be approximately $88.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Estimated future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2009, are shown in the below table under “Contractual Obligations and Commitments.”
We have 22 capital leases, 21 of which are with a limited liability company (“LLC”) whose managers and owners are 12 Aaron’s executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 12.50% of the LLC. Eleven of these related party leases relate to properties purchased from Aaron’s in October and November of 2004 by the LLC for a total purchase price of $6.8 million. This LLC is leasing back these properties to Aaron’s for a 15-year term, with a five-year renewal at Aaron’s option, at an aggregate annual lease of $883,000. Another ten of these related party leases relate to properties purchased from Aaron’s in December 2002 by the LLC for a total purchase price of approximately $5.0 million. This LLC is leasing back these properties to Aaron’s for a 15-year term at an aggregate annual lease of $572,000. We do not currently plan to enter into any similar related party lease transactions in the future. See Note D to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. At March 31, 2009, the portion that the Company might be obligated to repay in the event franchisees defaulted was $112.5 million. Of this amount, approximately $101.9 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $10.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the Company’s approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2009:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$61,314	$22,006	$24,007	$12,000	$3,301
Capital Leases	17,531	1,183	2,717	2,935	10,696
Operating Leases	389,979	82,864	112,427	63,121	131,567
Purchase Obligations	29,762	13,335	16,078	349	—

Total Contractual Cash Obligations	$498,586	$119,388	$155,229	$78,405	$145,564

The following table shows the Company’s approximate commercial commitments as of March 31, 2009:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$112,513	$105,661	$4,842	$2,010	$—
Purchase obligations are primarily related to certain advertising and marketing programs. Purchase orders or contracts for the purchase of lease merchandise and other goods and services are not included in the tables above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of lease merchandise or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At March 31, 2009, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2009, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements
See Note E to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Part I, Item 2 of this Quarterly Report above.
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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 6. EXHIBITS
The following exhibits are furnished herewith:

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended .

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC. (Registrant)
Date — May 6, 2009	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — May 6, 2009		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller

EXHIBIT INDEX

Exhibit
No.	Description

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended .

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.