Form 10-Q
period 2009-06-30
AARON'S INC
filed 2009-08-05
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	July 29, 2009

Common Stock, $.50 Par Value	46,428,779
Class A Common Stock, $.50 Par Value	7,814,996

AARON’S, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
ASSETS:
Cash	$83,279	$7,376
Accounts Receivable (net of allowances of $3,900 in 2009 and $4,040 in 2008)	47,795	59,513
Lease Merchandise	1,087,693	1,074,831
Less: Accumulated Depreciation	(417,199)	(393,745)

	670,494	681,086
Property, Plant and Equipment, Net	207,393	224,431
Goodwill, Net	192,027	185,965
Other Intangibles, Net	6,255	7,496
Prepaid Expenses and Other Assets	50,212	67,403

Total Assets	$1,257,455	$1,233,270

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$143,207	$173,926
Dividends Payable	922	910
Deferred Income Taxes Payable	164,475	148,638
Customer Deposits and Advance Payments	31,378	33,435
Credit Facilities	81,113	114,817

Total Liabilities	421,095	471,726

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at June 30, 2009 and December 31, 2008	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at June 30, 2009 and December 31, 2008	6,032	6,032
Additional Paid-in Capital	201,406	194,317
Retained Earnings	646,888	585,827
Accumulated Other Comprehensive Loss	(1,103)	(1,447)

	877,443	808,949

Less: Treasury Shares at Cost,
Common Stock, 2,014,270 Shares at June 30, 2009 and 3,104,146 Shares at December 31, 2008	(11,270)	(29,877)
Class A Common Stock, 4,248,860 Shares at June 30, 2009 and 3,748,860 Shares at December 31, 2008	(29,813)	(17,528)

Total Shareholders’ Equity	836,360	761,544

Total Liabilities and Shareholders’ Equity	$1,257,455	$1,233,270

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Data)
REVENUES:
Lease Revenues and Fees	$324,111	$294,776	$668,613	$594,451
Retail Sales	9,490	9,744	25,365	22,133
Non-Retail Sales	67,835	66,072	160,801	151,489
Franchise Royalties and Fees	12,920	10,894	26,027	21,933
Other	2,954	5,527	10,454	9,688

	417,310	387,013	891,260	799,694

COSTS AND EXPENSES:
Retail Cost of Sales	5,814	6,145	15,219	13,573
Non-Retail Cost of Sales	62,496	60,574	146,808	138,470
Operating Expenses	185,571	175,832	382,088	353,662
Depreciation of Lease Merchandise	117,915	106,928	243,119	216,638
Interest	1,164	2,151	2,440	4,350

	372,960	351,630	789,674	726,693

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,350	35,383	101,586	73,001

INCOME TAXES	16,524	13,022	38,400	28,077

NET EARNINGS FROM CONTINUING OPERATIONS	27,826	22,361	63,186	44,924

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(76)	918	(285)	3,108

NET EARNINGS	$27,750	$23,279	$62,901	$48,032

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.51	$.42	$1.17	$.84

Assuming Dilution	.51	.41	1.16	.83

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.00	$.02	$(.01)	$.06

Assuming Dilution	.00	.02	(.01)	.06

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.016	$.034	$.032
Class A Common Stock	.017	.016	.034	.032

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,117	53,262	53,942	53,377
Assuming Dilution	54,716	54,076	54,531	54,062
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$63,186	$44,924
Depreciation of Lease Merchandise	243,119	216,638
Other Depreciation and Amortization	22,548	21,943
Additions to Lease Merchandise	(415,599)	(441,136)
Book Value of Lease Merchandise Sold or Disposed	178,714	171,461
Change in Deferred Income Taxes	15,837	19,124
Loss on Sale of Property, Plant, and Equipment	462	1,119
Gain on Asset Dispositions	(6,090)	(5,750)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	15,682	—
Change in Accounts Payable and Accrued Expenses	(32,191)	(15,050)
Change in Accounts Receivable	12,427	3,566
Excess Tax Benefits from Stock-Based Compensation	(3,892)	(139)
Change in Other Assets	2,110	395
Change in Customer Deposits and Advanced Payments	(2,057)	1,072
Stock-Based Compensation	1,243	839
Other Changes, Net	4,603	378

Cash Provided by Operating Activities	100,102	19,384

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(33,727)	(33,486)
Contracts and Other Assets Acquired	(17,306)	(37,272)
Proceeds from Sales of Property, Plant, and Equipment	29,856	18,153
Proceeds from Contract and Other Asset Dispositions	21,539	14,306

Cash Provided by (Used in) Investing Activities	362	(38,299)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	41,396	343,667
Repayments on Credit Facilities	(75,100)	(315,312)
Dividends Paid	(1,828)	(1,724)
Acquisition of Treasury Stock	—	(7,529)
Excess Tax Benefits from Stock-Based Compensation	3,892	139
Issuance of Stock Under Stock Option Plans	7,364	1,577

Cash (Used in) Provided by Financing Activities	(24,276)	20,818

DISCONTINUED OPERATIONS:
Operating Activities	(285)	(1,272)
Investing Activities	—	(300)

Cash Used in Discontinued Operations	(285)	(1,572)

Increase in Cash	75,903	331
Cash at Beginning of Period	7,376	4,790

Cash at End of Period	$83,279	$5,121

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
The consolidated financial statements include the accounts of Aaron’s, Inc. (the “Company,” formerly Aaron Rents, Inc.) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The consolidated balance sheet as of June 30, 2009, the consolidated statements of earnings for the quarter and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The results of operations for the quarter and six months ended June 30, 2009, are not necessarily indicative of operating results for the full year.
During the fourth quarter of 2008 the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division. As a result of the sale, the Company’s financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation. See Note N to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
The Company evaluated subsequent events through August 5, 2009 which represents the date the financial statements were issued.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Lease Merchandise
See Note A “Rental Merchandise” to the consolidated financial statements in the 2008 Annual Report on Form 10-K. Lease merchandise adjustments for the three month periods ended June 30 were $9.0 million in 2009 and $8.2 million in 2008. Lease merchandise adjustments for the six month periods ended June 30 were $16.9 million in 2009 and $16.2 million in 2008. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.
Goodwill and Other Intangibles
During the six months ended June 30, 2009, the Company recorded $9.0 million in goodwill, $994,000 in customer relationship intangibles, and $350,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Amortization expense was $1.0 million and $770,000 for the three month periods ended June 30, 2009 and 2008, respectively. Amortization expense was $2.0 million and $1.5 million for the six month periods ended June 30, 2009 and 2008, respectively. The aggregate purchase price for these asset acquisitions totaled $17.3 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2009. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation
See Note H to the consolidated financial statements in the 2008 Annual Report on Form 10-K. The results of operations for the three months ended June 30, 2009 and 2008 include $625,000 and $288,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the six months ended June 30, 2009 and 2008 include $1.2 million and $598,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended June 30, 2009 and 2008 include $391,000 and $421,000, respectively, in compensation expense related to restricted stock awards. The results of operations for the six months ended June 30, 2009 and 2008 include $799,000 and $841,000, respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the six months ended June 30, 2009 or 2008.
In May 2009, the Company’s 2001 Stock Option and Incentive Award Plan was amended and restated to, among other amendments, increase the number of shares of common stock that may be issued or transferred under the plan. The number of shares that may be issued or transferred under the plan has been increased by 5,000,000. As amended, the aggregate number of shares of common stock that may be issued or transferred under the plan is 7,850,000.
Income Taxes
The Company files a federal consolidated income tax return in the United States and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2005. The Company is subject to a Puerto Rico audit for the years 2002 through 2006 which the Company expect to be settled within the next 12 months. The Company believes that the ultimate resolution of this audit will not have a material effect on its financial statements.
As of June 30, 2009 and December 31, 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.4 million and $3.3 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Fair Value of Financial Instruments
At June 30, 2009 the fair value of fixed rate long-term debt approximated its carrying value.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company and foreign currency translation adjustments, net of income taxes, as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Net earnings	$27,750	$23,279	$62,901	$48,032
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $233 and ($19) for the three months and $130 and ($144) for the six months ended June 30	380	(30)	213	(234)

Comprehensive income	$28,130	$23,249	$63,114	$47,798

Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Revenues From External Customers:
Sales and Lease Ownership	$400,044	$373,848	$862,803	$777,343
Franchise	13,001	10,887	26,027	21,926
Other	755	897	1,358	2,516
Manufacturing	15,981	16,425	39,553	38,087

Revenues of Reportable Segments	429,781	402,057	929,741	839,872
Elimination of Intersegment Revenues	(16,164)	(16,533)	(39,924)	(38,335)
Cash to Accrual Adjustments	3,693	1,489	1,443	(1,843)

Total Revenues from External Customers from Continuing Operations	$417,310	$387,013	$891,260	$799,694

Earnings Before Income Taxes:
Sales and Lease Ownership	$32,672	$27,350	$81,340	$60,338
Franchise	9,664	7,814	19,048	15,983
Other	(621)	(500)	31	375
Manufacturing	614	209	2,116	1,217

Earnings Before Income Taxes for Reportable Segments	42,329	34,873	102,535	77,913
Elimination of Intersegment Profit	(612)	(212)	(2,117)	(1,217)
Cash to Accrual and Other Adjustments	2,633	722	1,168	(3,695)

Total Earnings from Continuing Operations Before Income Taxes	$44,350	$35,383	$101,586	$73,001

Earnings from continuing operations before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.

•	A predetermined amount of approximately 2.2-2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.

•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.

•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.
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

Note E — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. The Company adopted FAS 141R effective January 1, 2009 and the impact was not material to earnings during the six month period ended June 30, 2009.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the Company’s accounting for intangible assets in future acquisitions, but the potential impact is dependent upon the acquisitions of intangible assets in the future.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for the period ended June 30, 2009 and did not have a material impact on the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the names of the two types of subsequent events and, for public entities, modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. Also, SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated and the basis for that date. The Company adopted SFAS 165 on April 1, 2009 and has included the required disclosures in Note A to the Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), a replacement of SFAS No. 162. SFAS 168 makes the FASB Accounting Standards Codification (the “Codification”) the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification is not intended to change generally accepted principles in the United States. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial position, operations or cash flows.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which would be due in full within 90 days of the event of default. At June 30, 2009, the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.4 million. Of this amount, approximately $105.8 million represents franchise borrowings outstanding under the franchise loan program and approximately $9.6 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.

On May 22, 2009, the Company entered into an amended franchisee loan facility agreement and guaranty that replaced the previous franchise loan facility agreement signed on May 23, 2008. The amended franchisee loan facility agreement amends the previous franchisee loan facility to, among other things, extend the maturity date until May 22, 2010, increase the maximum commitment from $125,000,000 to $175,000,000, increase the maximum available amount of swing loans from $8,000,000 to $20,000,000, increase the Company’s commitment fees and interest obligations, and modify certain exhibits.
The Company has no long-term commitments to purchase merchandise. At June 30, 2009, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $27.3 million.
The Company is a party to various claims and legal proceedings arising in the ordinary course of business. The Company regularly assesses its insurance deductibles, analyzes litigation information with its attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations. The Company does not believe its exposure to loss under any claims is probable nor can the Company estimate a range of amounts of loss that are reasonably possible. The Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances.
In August 2008, the Company entered into an agreement with a third party provider pursuant to which the provider (through an unrelated third party) agreed to provide fulfillment services in connection with the Company’s October 2008 promotion in which qualifying customers could receive up to $600 in free gas in the form of gift cards in the amount of $25 per month for up to 24 consecutive months. In March 2009, the Company terminated its agreement with the third party based upon the third party’s failure to provide services as required under the agreement and to timely cure such breach. The Company is internally managing the fulfillment of the promotion on a voluntary basis and is pursuing legal action against the provider for recovery of, among other things, all amounts paid to the provider. The Company believes that it has recorded an appropriate reserve to cover its anticipated cost of the promotion, but additional reserves may be required in the future. In addition, the Company may discontinue its voluntary fulfillment of the promotion at any time, although it does not anticipate doing so.
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
In the second quarter of 2009, the Company entered into an agreement with R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, to exchange 500,000 of Mr. Loudermilk, Sr.’s shares of the Company’s voting Class A common stock for 416,335 shares of its non-voting common stock having approximately the same fair market value, based on a thirty trading day average.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aaron’s, Inc.
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and Subsidiaries as of June 30, 2009, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
August 5, 2009

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2009, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
Aaron’s, Inc. is a leading specialty retailer of consumer electronics, computers, office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.228 billion in 2006 to $1.593 billion in 2008, representing a compound annual growth rate of 13.9%. Total revenues from continuing operations for the three months ended June 30, 2009, were $417.3 million, an increase of $30.3 million, or 7.8%, over the comparable period in 2008. Total revenues from continuing operations for the six months ended June 30, 2009, were $891.3 million, an increase of $91.6 million, or 11.5%, over the comparable period in 2008.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Our franchisees added a net of 20 stores in 2008. We also purchased 66 franchised stores during 2008. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $45.0 million of revenues in 2008, up from $33.6 million in 2006, representing a compounded annual growth rate of 15.7%. Total revenues from franchise royalties and fees for the three months ended June 30, 2009, were $12.9 million, an increase of $2.0 million, or 18.6%, over the comparable period in 2008. Total revenues from franchise royalties and fees for the six months ended June 30, 2009, were $26.0 million, an increase of $4.1 million, or 18.7%, over the comparable period in 2008.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended June 30, 2009, we calculated this amount by comparing revenues for the three months ended June 30, 2009 to revenues for the comparable period in 2008 for all stores open for the entire 15-month period ended June 30, 2009, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2009, we calculated this amount by comparing revenues for the six months ended June 30, 2009 to revenues for the comparable period in 2008 for all stores open for the entire 24-month period ended June 30, 2009, excluding stores that received lease agreements from other acquired, closed or merged stores.
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
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise leased to customers and held for lease by our Company-operated sales and lease ownership and office furniture stores.
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of June 30, 2009 and December 31, 2008, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $30.7 million and $32.2 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $4.9 million and $4.8 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when leased, and 36 months when not leased, to 0% salvage value. Our office furniture stores depreciate merchandise over the lease ownership agreement period, generally 12 to 24 months when leased, and 60 months when not leased, or when on a rent-to-rent agreement, to 0% salvage value. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing or consolidating stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of June 30, 2009 and December 31, 2008, our reserve for closed or consolidated stores was $3.2 million and $3.0 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at June 30, 2009.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was estimated at $20.9 million and $19.7 million at June 30, 2009 and December 31, 2008, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $17.7 million and $20.0 million at June 30, 2009 and December 31, 2008, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2009.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Results of Operations
Three months ended June 30, 2009 compared with three months ended June 30, 2008
The Aaron’s Corporate Furnishings division was disposed of on November 6, 2008 and is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the three month periods ended June 30, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	June 30, 2009	June 30, 2008	2009 from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$324,111	$294,776	$29,335	10.0%
Retail Sales	9,490	9,744	(254)	(2.6)
Non-Retail Sales	67,835	66,072	1,763	2.7
Franchise Royalties and Fees	12,920	10,894	2,026	18.6
Other	2,954	5,527	(2,573)	(46.6)

	417,310	387,013	30,297	7.8

COSTS AND EXPENSES:
Retail Cost of Sales	5,814	6,145	(331)	(5.4)
Non-Retail Cost of Sales	62,496	60,574	1,922	3.2
Operating Expenses	185,571	175,832	9,739	5.5
Depreciation of Lease Merchandise	117,915	106,928	10,987	10.3
Interest	1,164	2,151	(987)	(45.9)

	372,960	351,630	21,330	6.1

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,350	35,383	8,967	25.3

INCOME TAXES	16,524	13,022	3,502	26.9

NET EARNINGS FROM CONTINUING OPERATIONS	27,826	22,361	5,465	24.4
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(76)	918	(994)	(108.3)

NET EARNINGS	$27,750	$23,279	$4,471	19.2%

Revenues. The 7.8% increase in total revenues, to $417.3 million for the three months ended June 30, 2009, from $387.0 million in the comparable period in 2008, was due mainly to a $29.3 million, or 10.0%, increase in lease revenues and fees, plus a $1.8 million, or 2.7%, increase in non-retail sales. The $29.3 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had an 8.4% increase in same store revenues during the second quarter of 2009.
The 2.6% decrease in revenues from retail sales, to $9.5 million for the three months ended June 30, 2009 from $9.7 million in the comparable period in 2008, was due to decreased demand in our office furniture stores.
The 2.7% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $67.8 million for the three months of June 30, 2009, from $66.1 million for the comparable period in 2008, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2009, was 550, reflecting a net addition of 63 stores since June 30, 2008.
The 18.6% increase in franchise royalties and fees, to $12.9 million for the three months ended June 30, 2009, from $10.9 million for the comparable period in 2008, primarily reflects an increase in royalty income from franchisees, increasing 15.8% to $10.2 million for the three months ended June 30, 2009, compared to $8.8 million for the three months ended June 30, 2008. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.

Other revenues decreased 46.6% to $3.0 million for the three months ended June 30, 2009, from $5.5 million for the comparable period in 2008. Included in other revenues for the three months ended June 30, 2009 and 2008, respectively, is a $417,000 and a $3.4 million gain on sales of Company-operated stores.
Cost of Sales. Retail cost of sales decreased 5.4% to $5.8 million for the three months ended June 30, 2009, compared to $6.1 million for the comparable period in 2008, and as a percentage of retail sales decreased to 61.3% from 63.1% in 2008 as a result of improved pricing and lower product cost.
Non-retail cost of sales increased 3.2%, to $62.5 million for the three months ended June 30, 2009, from $60.6 million for the comparable period in 2008, and as a percentage of non-retail sales, increased slightly to 92.1% from 91.7% as a result of higher cost of certain products.
Expenses. Operating expenses for the three months ended June 30, 2009, increased $9.7 million to $185.6 million from $175.8 million for the comparable period in 2008, a 5.5% increase. As a percentage of total revenues, operating expenses were 44.5% for the three months ended June 30, 2009, and 45.4% for the comparable period in 2008. Operating expenses decreased as a percentage of total revenues for the three months ended June 30, 2009 mainly due to increased revenues which primarily resulted from the maturing of new Company-operated sales and lease ownership stores, less new store start-up expenses and the 8.4% increase in same store revenues previously mentioned. Additionally, the decrease as a percentage of total revenues was related to a reduction in expenses in certain areas.
Depreciation of lease merchandise increased $11.0 million to $117.9 million for the three months ended June 30, 2009, from $106.9 million during the comparable period in 2008, a 10.3% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.4% and 36.3%, for the three months ended June 30 2009, and 2008, respectively.
Interest expense decreased to $1.2 million for the three months ended June 30, 2009, compared with $2.2 million for the comparable period in 2008, a 45.9% decrease. The decrease in interest expense was due to lower debt levels during the second quarter of 2009 and lower borrowing rates.
Income tax expense increased $3.5 million to $16.5 million for the three months ended June 30, 2009, compared with $13.0 million for the comparable period in 2008, representing a 26.9% increase. Aaron’s effective tax rate was 37.3% in 2009 and 36.8% in 2008.
Net Earnings from Continuing Operations. Net earnings increased $5.5 million to $27.8 million for the three months ended June 30, 2009, compared with $22.4 million for the comparable period in 2008, representing a 24.4% increase. As a percentage of total revenues, net earnings from continuing operations were 6.7% for the three months ended June 30, 2009, and 5.8% for the three months ended June 30, 2008. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 8.4% increase in same store revenues, and an 18.6% increase in franchise royalties and fees. Additionally, other income for the three months ended June 30, 2009 and 2008, respectively, included a $417,000 and $3.4 million gain on the sales of Company-operated stores.
Discontinued Operations. Net earnings or losses from discontinued operations (which represents earnings or losses from the Aaron’s Corporate Furnishings division that was sold on November 6, 2008), net of tax, were a $76,000 loss for the three months ended June 30, 2009, compared to earnings of $918,000 for the comparable period in 2008.

Six months ended June 30, 2009 compared with six months ended June 30, 2008
The Aaron’s Corporate Furnishings division was disposed of on November 6, 2008 and is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the six month periods ended June 30, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008:

			Dollar Increase/	% Increase/
	Six Months Ended	Six Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	June 30, 2009	June 30, 2008	2009 from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$668,613	$594,451	$74,162	12.5%
Retail Sales	25,365	22,133	3,232	14.6
Non-Retail Sales	160,801	151,489	9,312	6.1
Franchise Royalties and Fees	26,027	21,933	4,094	18.7
Other	10,454	9,688	766	7.9

	891,260	799,694	91,566	11.5

COSTS AND EXPENSES:
Retail Cost of Sales	15,219	13,573	1,646	12.1
Non-Retail Cost of Sales	146,808	138,470	8,338	6.0
Operating Expenses	382,088	353,662	28,426	8.0
Depreciation of Lease Merchandise	243,119	216,638	26,481	12.2
Interest	2,440	4,350	(1,910)	(43.9)

	789,674	726,693	62,981	8.7

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	101,586	73,001	28,585	39.2

INCOME TAXES	38,400	28,077	10,323	36.8

NET EARNINGS FROM CONTINUING OPERATIONS	63,186	44,924	18,262	40.7
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(285)	3,108	(3,393)	(109.2)

NET EARNINGS	$62,901	$48,032	$14,869	31.0%

Revenues. The 11.5% increase in total revenues, to $891.3 million for the six months ended June 30, 2009, from $799.7 million in the comparable period in 2008, was due mainly to a $74.2 million, or 12.5%, increase in lease revenues and fees, plus a $9.3 million, or 6.1%, increase in non-retail sales. The $74.2 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 5.2% increase in same store revenues during the 24-month period ended June 30, 2009.
The 14.6% increase in revenues from retail sales, to $25.4 million for the six months ended June 30, 2009 from $22.1 million in the comparable period in 2008, was due to increased demand in our sales and lease ownership stores during the first quarter of 2009.
The 6.1% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $160.8 million for the six months of June 30, 2009, from $151.5 million for the comparable period in 2008, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2009, was 550, reflecting a net addition of 63 stores since June 30, 2008.
The 18.7% increase in franchise royalties and fees, to $26.0 million for the six months ended June 30, 2009, from $21.9 million for the comparable period in 2008, primarily reflects an increase in royalty income from franchisees, increasing 16.8% to $20.9 million for the six months ended June 30, 2009, compared to $17.9 million for the six months ended June 30, 2008. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.

Other revenues increased 7.9% to $10.5 million for the six months ended June 30, 2009, from $9.7 million for the comparable period in 2008. Included in other revenues for the six months ended June 30, 2009 and 2008, is a $6.1 million and a $5.8 million gain, respectively, on sales of Company-operated stores.
Cost of Sales. Retail cost of sales increased 12.1% to $15.2 million for the six months ended June 30, 2009, compared to $13.6 million for the comparable period in 2008, and as a percentage of retail sales decreased to 60.0% from 61.3% in 2008 as a result of improved pricing and lower product cost.
Non-retail cost of sales increased 6.0%, to $146.8 million for the six months ended June 30, 2009, from $138.5 million for the comparable period in 2008, and as a percentage of non-retail sales, decreased slightly to 91.3% from 91.4%.
Expenses. Operating expenses for the six months ended June 30, 2009, increased $28.4 million to $382.1 million from $353.7 million for the comparable period in 2008, an 8.0% increase. As a percentage of total revenues, operating expenses were 42.9% for the six months ended June 30, 2009, and 44.2% for the comparable period in 2008. Operating expenses decreased as a percentage of total revenues for the six months ended June 30, 2009 mainly due to increased revenues which primarily resulted from the maturing of new Company-operated sales and lease ownership stores, less new store start-up expenses and the 5.2% increase in same store revenues previously mentioned. Additionally, the decrease as a percentage of total revenues was related to a reduction in expenses in certain areas.
Depreciation of lease merchandise increased $26.5 million to $243.1 million for the six months ended June 30, 2009, from $216.6 million during the comparable period in 2008, a 12.2% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise remained level at 36.4%.
Interest expense decreased to $2.4 million for the six months ended June 30, 2009, compared with $4.4 million for the comparable period in 2008, a 43.9% decrease. The decrease in interest expense was due to lower debt levels during the second quarter of 2009 and lower borrowing rates.
Income tax expense increased $10.3 million to $38.4 million for the six months ended June 30, 2009, compared with $28.1 million for the comparable period in 2008, representing a 36.8% increase. Aaron’s effective tax rate decreased to 37.8% in 2009 from 38.5% in 2008 primarily related to an increase in federal deductions and state income tax credits.
Net Earnings from Continuing Operations. Net earnings increased $18.3 million to $63.2 million for the six months ended June 30, 2009, compared with $44.9 million for the comparable period in 2008, representing a 40.7% increase. As a percentage of total revenues, net earnings from continuing operations were 7.1% for the six months ended June 30, 2009, and 5.6% for the six months ended June 30, 2008. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 5.2% increase in same store revenues, and an 18.7% increase in franchise royalties and fees.
Discontinued Operations. Net earnings or losses from discontinued operations (which represents earnings or losses from the Aaron’s Corporate Furnishings division which was disposed on November 6, 2008), net of tax, were a $285,000 loss for the six months ended June 30, 2009, compared to earnings of $3.1 million for the comparable period in 2008.
Balance Sheet
Cash. Our cash balance increased to $83.3 million at June 30, 2009, from $7.4 million at December 31, 2008. The increase in our cash balance is due to cash flow generated from operations, the sale-leaseback of approximately $30 million of store real estate during the second quarter, and the deferral of income tax payments. For additional information, refer to the “Liquidity and Capital Resources” section below.
Lease Merchandise, Net. Lease merchandise, net of accumulated depreciation, decreased $10.6 million to $670.5 million at June 30, 2009, from $681.1 million at December 31, 2008 primarily due to fluctuations in the normal course of business.
Goodwill. The $6.1 million increase in goodwill, to $192.0 million at June 30, 2009, from $186.0 million on December 31, 2008, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $17.3 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. Additionally, the Company disposed of $2.9 million in goodwill in conjunction with store sales in 2009.

Other Intangibles, Net. The $1.2 million decrease in other intangibles, to $6.3 million on June 30, 2009, from $7.5 million on December 31, 2008, is the result of amortization and the disposition of $537,000 in intangible assets in conjunction with store sales in the first six months of 2009, net of acquisitions of sales and lease ownership businesses mentioned above.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $17.2 million to $50.2 million at June 30, 2009, from $67.4 million at December 31, 2008, primarily as a result of a decrease in prepaid income tax expense.
Accounts Payable and Accrued Expenses. The decrease of $30.7 million in accounts payable and accrued expenses, to $143.2 million at June 30, 2009, from $173.9 million at December 31, 2008, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $15.8 million in deferred income taxes payable to $164.5 million at June 30, 2009, from $148.6 million at December 31, 2008, is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009.
Credit Facilities and Senior Notes. The $33.7 million decrease in the amounts due under our credit facilities and senior notes to $81.1 million at June 30, 2009, from $114.8 million at December 31, 2008, primarily reflects net payments on our revolving credit facility.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the six months ended June 30, 2009 and 2008 were $100.1 million and $19.4 million, respectively.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $6.6 million for the first six months of 2009 and $14.3 million for the comparable 2008 period. Our cash flows include profits on the sale of lease return merchandise.
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
At June 30, 2009, $2.6 million was outstanding under our revolving credit agreement. The credit facilities balance decreased by $33.7 million in 2009, primarily as a result of repayments on our revolving credit facility from cash generated by operations and store sales. On May 23, 2008, we entered into a new revolving credit agreement that replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million. We have $10.0 million currently outstanding in aggregate principal amount of 6.88% senior unsecured notes due August 2009, which we anticipate repaying using cash flow from operations. Additionally, we have $48.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008.

Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2009 and believe that we will continue to be in compliance in the future.
Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $21.5 million for the first six months of 2009 and $14.3 million for the comparable period in 2008. The amount of lease merchandise sold in these sales and shown under investing activities was $10.8 million for the first six months of 2009 and $7.0 million for the comparable period in 2008.
We purchase our common shares in the market from time to time as authorized by our board of directors. We have authority remaining to purchase 3,920,413 shares.
We have a consistent history of paying dividends, having paid dividends for 22 consecutive years. A $.016 per share dividend on Common Stock and Class A Common Stock was paid in January 2008, April 2008, July 2008, and October 2008 for a total cash outlay of $3.4 million in 2008. Our board of directors increased the dividend 6.3% for the fourth quarter of 2008 on November 5, 2008 to $.017 per share. The payment for the fourth quarter was paid in January 2009, and the first quarter of 2009 dividend was paid in April 2009. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the six months ended June 30, 2009, we made $3.1 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for income taxes of approximately $12.4 million.
We benefited from the Economic Stimulus Act of 2008 as “bonus depreciation” was available on our assets nationwide, and tax payments were reduced for one year. Bonus depreciation permits companies to accelerate depreciation in first year assets, such as the Company’s lease merchandise, that are put in service. We also anticipate benefiting from the American Recovery and Reinvestment Act of 2009 as bonus depreciation will be available under that act on its assets nationwide, and tax payments will be reduced for one year. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods. Because of our sales and lease ownership model, where Aaron’s remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

The Economic Stimulus Act of 2008 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $62.0 million as a result of the Economic Stimulus Act of 2008, with the associated deferral expected to begin to reverse over a six year period beginning in 2009. However, in February 2009 the American Recovery and Reinvestment Act of 2009 was signed into law which extends the bonus depreciation provision of the Economic Stimulus Act of 2008 by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the American Recovery and Reinvestment Act of 2009 to be approximately $72.0 million, of which approximately $46.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $26.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 will be approximately $88.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Estimated future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2009, are shown in the below table under “Contractual Obligations and Commitments.”
We have 21 capital leases, 20 of which are with a limited liability company (“LLC”) whose managers and owners are 11 Aaron’s executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 13.33% of the LLC. Ten of these related party leases relate to properties purchased from Aaron’s in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to Aaron’s for a 15-year term, with a five-year renewal at Aaron’s option, at an aggregate annual lease amount of $883,000. Another ten of these related party leases relate to properties purchased from Aaron’s in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to Aaron’s for a 15-year term at an aggregate annual lease of $572,000. We do not currently plan to enter into any similar related party lease transactions in the future. See Note D to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.
We finance a portion of our store expansion through sale-leaseback transactions. The properties are sold at approximately net book value and the resulting leases qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are shown in the below table under “Contractual Obligations and Commitments.”
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On May 22, 2009, we entered into an amended franchisee loan facility agreement and guaranty which replaced the previous franchise loan facility agreement. The amended franchisee loan facility agreement amends the existing franchisee loan facility to, among other things, extend the maturity date of the existing franchisee loan facility until May 22, 2010, increase the maximum commitment amount under the facility from $125,000,000 to $175,000,000, increase the maximum available amount of swing loans from $8,000,000 to $20,000,000, increase our commitment fees and interest obligations, and modify certain exhibits to the existing franchisee loan facility.
At June 30, 2009, the debt amount that we might be obligated to repay in the event franchisees defaulted was $115.4 million. Of this amount, approximately $105.8 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $9.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of June 30, 2009:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$63,870	$24,563	$24,006	$12,000	$3,301
Capital Leases	17,243	1,203	2,744	3,005	10,291
Operating Leases	447,606	88,575	123,068	75,643	160,320
Purchase Obligations	27,267	12,728	14,240	299	—

Total Contractual Cash Obligations	$555,986	$127,069	$164,058	$90,947	$173,912

The following table shows the Company’s approximate commercial commitments as of June 30, 2009:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$115,443	$110,525	$3,037	$1,881	$—
Purchase obligations are primarily related to certain advertising and marketing programs. Purchase orders or contracts for the purchase of lease merchandise and other goods and services are not included in the tables above. We are not able to determine the aggregate amount of those purchase orders that represent contractual obligations, as some purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have a significant number of agreements for the purchase of lease merchandise or other goods that specify minimum quantities or set prices that exceed our expected requirements for six months.
Deferred income tax liabilities as of June 30, 2009 were approximately $164.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At June 30, 2009, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We generally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2009, a hypothetical 1.0% increase or decrease in interest rates would not be material.

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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On Tuesday, May 5, 2009, the Company held its annual meeting of shareholders in Atlanta, Georgia. As of the record date, March 10, 2009, there were 8,314,996 shares of Class A Common Stock entitled to vote at the annual meeting. Represented at the meeting in person or by proxy were 8,204,368 shares representing 98.67% of the total shares of Class A Common Stock entitled to vote at the meeting.
The purpose of the meeting was to re-elect eleven directors to a one-year term expiring in 2009. The following tables set forth the results of the vote on the matter:

	Number of Votes
	For	Withheld
R. Charles Loudermilk, Sr.	8,132,779	71,589
Robert C. Loudermilk, Jr.	8,130,754	73,614
Gilbert L. Danielson	8,132,779	71,589
William K. Butler, Jr.	8,132,442	71,926
Ronald W. Allen	8,201,943	2,425
Leo Benatar	8,177,431	26,937
Earl Dolive	8,203,968	400
David L. Kolb	8,191,606	12,762
Ray M. Robinson	8,189,793	14,575
John Schuerholz	8,201,943	2,425
John C. Portman, Jr.	8,203,968	400
The purpose of the meeting was also to vote on the amendment and restatement of the Company’s 2001 Stock Option and Incentive Award Plan (the “Plan”) that, among other amendments, increases the number of shares of common stock, par value $.50 per share (the “Common Stock”), that may be issued or transferred under the Plan. The number of shares that may be issued or transferred under the Plan has been increased by 5,000,000. As amended, the aggregate number of shares of Common Stock that may be issued or transferred under the Plan is 7,850,000. The following tables set forth the results of the vote on the matter:

Number of Votes

For	6,198,396
Against	1,624,867
Abstain	625
Broker Non-Votes	380,480

ITEM 6.	EXHIBITS
The following exhibits are furnished herewith:
15	Letter Re: Unaudited Interim Financial Information.
10.49	First Amendment to the Amended and Restated Loan Facility Agreement and Guaranty by and among Aaron Rents, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 22, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated herein.
10.50	Second Amendment to Servicing Agreement, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, dated as of May 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated.
10.51	Aaron’s, Inc. Deferred Compensation Plan Master Plan Document, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-16037, filed with the Commission on June 30, 2009, which exhibit is by this reference incorporated herein. *
10.52	2001 Stock Option and Incentive Award Plan, as amended and restated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K , Commission File No. 001-13941 , filed with the Commission on April 10, 2009, which exhibit is by this reference incorporated herein. *
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC. (Registrant)
Date — August 5, 2009	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — August 5, 2009		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.