Form 10-Q
period 2009-09-30
AARON'S INC
filed 2009-11-05
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	November 3, 2009

Common Stock, $.50 Par Value	46,478,678
Class A Common Stock, $.50 Par Value	7,756,739

AARON’S, INC.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$88,085	$7,376
Accounts Receivable (net of allowances of $4,070 in 2009 and $4,040 in 2008)	52,498	59,513
Lease Merchandise	1,092,149	1,074,831
Less: Accumulated Depreciation	(434,056)	(393,745)

	658,093	681,086
Property, Plant and Equipment, Net	215,884	224,431
Goodwill, Net	194,095	185,965
Other Intangibles, Net	6,630	7,496
Prepaid Expenses and Other Assets	45,738	67,403

Total Assets	$1,261,023	$1,233,270

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$141,071	$173,926
Dividends Payable	—	910
Deferred Income Taxes Payable	173,011	148,638
Customer Deposits and Advance Payments	29,943	33,435
Credit Facilities	55,338	114,817

Total Liabilities	399,363	471,726

Commitments and Contingencies

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at September 30, 2009 and December 31, 2008	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at September 30, 2009 and December 31, 2008	6,032	6,032
Additional Paid-in Capital	202,305	194,317
Retained Earnings	670,601	585,827
Accumulated Other Comprehensive Loss	(506)	(1,447)

	902,652	808,949

Less: Treasury Shares at Cost,
Common Stock, 1,961,284 Shares at September 30, 2009 and 3,104,146 Shares at December 31, 2008	(9,820)	(29,877)
Class A Common Stock, 4,307,117 Shares at September 30, 2009 and 3,748,860 Shares at December 31, 2008	(31,172)	(17,528)

Total Shareholders’ Equity	861,660	761,544

Total Liabilities and Shareholders’ Equity	$1,261,023	$1,233,270

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Data)
REVENUES:
Lease Revenues and Fees	$320,603	$291,103	$989,216	$885,554
Retail Sales	8,846	10,230	34,211	32,363
Non-Retail Sales	69,501	70,691	230,302	222,180
Franchise Royalties and Fees	12,881	11,127	38,908	33,060
Other	3,428	4,869	13,882	14,557

	415,259	388,020	1,306,519	1,187,714

COSTS AND EXPENSES:
Retail Cost of Sales	5,283	6,266	20,502	19,839
Non-Retail Cost of Sales	63,503	64,752	210,311	203,222
Operating Expenses	193,440	175,339	575,528	529,001
Depreciation of Lease Merchandise	117,024	106,962	360,143	323,600
Interest	1,010	2,243	3,450	6,593

	380,260	355,562	1,169,934	1,082,255

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34,999	32,458	136,585	105,459

INCOME TAXES	10,344	12,621	48,744	40,698

NET EARNINGS FROM CONTINUING OPERATIONS	24,655	19,837	87,841	64,761

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(19)	1,241	(304)	4,349

NET EARNINGS	$24,636	$21,078	$87,537	$69,110

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.45	$.37	$1.63	$1.21

Assuming Dilution	.45	.37	1.61	1.20

EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.00	$.03	$(.01)	$.08

Assuming Dilution	.00	.02	(.01)	.08

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.016	$.051	$.048
Class A Common Stock	.017	.016	.051	.048

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,244	53,356	54,044	53,370
Assuming Dilution	54,700	54,219	54,590	54,178
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$87,841	$64,761
Depreciation of Lease Merchandise	360,143	323,600
Other Depreciation and Amortization	33,568	31,973
Additions to Lease Merchandise	(598,021)	(614,359)
Book Value of Lease Merchandise Sold or Disposed	257,596	236,018
Change in Deferred Income Taxes	24,373	38,825
Loss on Sale of Property, Plant, and Equipment	994	1,554
Gain on Asset Dispositions	(6,273)	(8,397)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	19,978	(7,166)
Change in Accounts Payable and Accrued Expenses	(33,223)	(12,710)
Change in Accounts Receivable	7,015	(684)
Excess Tax Benefits from Stock-Based Compensation	(3,906)	(931)
Change in Other Assets	1,710	(4,923)
Change in Customer Deposits and Advanced Payments	(3,492)	(699)
Stock-Based Compensation	1,875	860
Other Changes, Net	5,226	1,395

Cash Provided by Operating Activities	155,404	49,117

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(59,643)	(48,583)
Acquisitions of Businesses and Contracts	(23,917)	(38,285)
Proceeds from Sales of Property, Plant, and Equipment	36,628	50,358
Proceeds from Dispositions of Businesses and Contracts	24,091	22,178

Cash Used in Investing Activities	(22,841)	(14,332)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	57,034	421,276
Repayments on Credit Facilities	(116,513)	(453,668)
Dividends Paid	(3,673)	(3,428)
Acquisition of Treasury Stock	—	(7,529)
Excess Tax Benefits from Stock-Based Compensation	3,906	931
Issuance of Stock Under Stock Option Plans	7,696	5,174

Cash Used in Financing Activities	(51,550)	(37,244)

DISCONTINUED OPERATIONS:
Operating Activities	(304)	3,894
Investing Activities	—	(605)

Cash (Used in) Provided by Discontinued Operations	(304)	3,289

Increase in Cash and Cash Equivalents	80,709	830
Cash and Cash Equivalents at Beginning of Period	7,376	4,790

Cash and Cash Equivalents at End of Period	$88,085	$5,620

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
The consolidated balance sheet as of September 30, 2009, the consolidated statements of earnings for the quarter and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008. The results of operations for the quarter and nine months ended September 30, 2009, are not necessarily indicative of operating results for the full year.
During the fourth quarter of 2008, the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division. As a result of the sale, the Company’s financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation. See Note N to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
The Company evaluated subsequent events through November 5, 2009 which represents the date the financial statements were issued.
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Lease Merchandise
See Note A “Rental Merchandise” to the consolidated financial statements in the 2008 Annual Report on Form 10-K. Lease merchandise adjustments for the three month periods ended September 30 were $9.9 million in 2009 and $8.9 million in 2008. Lease merchandise adjustments for the nine month periods ended September 30 were $26.8 million in 2009 and $25.1 million in 2008. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.
Goodwill and Other Intangibles
During the nine months ended September 30, 2009, the Company recorded $11.4 million in goodwill, $1.6 million in customer relationship intangibles, $820,000 in non-compete intangibles, and $425,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $994,000 and $752,000 for the three month periods ended September 30, 2009 and 2008, respectively. Amortization expense was $3.0 million and $2.2 million for the nine month periods ended September 30, 2009 and 2008, respectively. The aggregate purchase price for these asset acquisitions totaled $23.9 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2009. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
See Note H to the consolidated financial statements in the 2008 Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2009 and 2008 include $632,000 and $263,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the nine months ended September 30, 2009 and 2008 include $1.9 million and $860,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended September 30, 2009 and 2008 include $219,000 and $294,000, respectively, in compensation expense related to restricted stock awards. The results of operations for the nine months ended September 30, 2009 and 2008 include $1.0 million and $1.1 million respectively, in compensation expense related to restricted stock awards. The Company did not grant or modify any stock options or stock awards in the nine months ended September 30, 2009 or 2008. Approximately 6,000 and 229,000 options were exercised during the three month period ended September 30, 2009 and 2008, respectively. Approximately 679,000 and 288,000 options were exercised during the nine month period ended September 30, 2009 and 2008, respectively.
In May 2009, the Company’s 2001 Stock Option and Incentive Award Plan was amended and restated to, among other amendments, increase the number of shares of common stock that may be issued or transferred under the plan. The number of shares that may be issued or transferred under the plan was increased by 5,000,000. As amended, the aggregate number of shares of common stock that may be issued or transferred under the plan is 7,850,000.
Deferred Compensation
Effective July 1, 2009, the Company implemented the Aaron’s, Inc. Deferred Compensation Plan (the “Plan”) an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees, whether payable in cash or Company stock. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to make up for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.
Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. The deferred compensation plan liability was approximately $309,000 as of September 30, 2009. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $757,000 as of September 30, 2009 and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $59,000 in the three and nine month periods ended September 30, 2009. No benefits have been paid as of September 30, 2009.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2005. The Company is subject to a Puerto Rico audit for the years 2002 through 2006 which the Company expects to be settled within the next 12 months. The Company believes that the ultimate resolution of this audit will not have a material effect on its financial statements.
As of September 30, 2009 and December 31, 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.1 million and $3.3 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense. During the quarter, there was a reversal of $2.3 million of previously recorded liabilities for uncertain tax positions due to statue of limitations expiration. The effective tax rate for the three and nine months ended September 30, 2009 was favorably impacted by this reversal.
Fair Value of Financial Instruments
The Company accounts for fair value in accordance with guidance now codified as FASB ASC Topic 820, “Fair Value Measurements.” ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and;
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets measured at fair value as of September 30, 2009 are set forth in the table below:

(In Thousands)	Level 1	Level 2	Level 3

COLI held by the Rabbi Trust	$—	$757	$—
The fair value of the COLI held by the Rabbi Trust is based on the cash-surrender value of the policies, which are invested primarily in mutual funds and a money market fund. These investments are in the same funds and purchased in substantially the same amounts as the participants’ selected investments, which represent the underlying liabilities to participants in the Plan.
At September 30, 2009, the fair value of fixed rate long-term debt approximated its carrying value.
Impairment and Lease Merchandise Adjustment
The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. When it is determined that the carrying value of the assets are not recoverable, the Company compares the carrying value of the assets to their fair value as estimated using discounted expected future cash flows or market values for similar assets. The amount by which the carrying value exceeds the fair value of the asset is recognized as an impairment loss. The Company performed an impairment analysis on the Aaron’s Office Furniture long-lived assets in the third quarter of 2009 due to impairment indicators due to continuing negative performance. The Company recorded an impairment charge of $1.3 million within Operating Expenses in the third quarter of 2009 which relates primarily to the impairment of leasehold improvements in the Aaron’s Office Furniture stores. In addition, the Company recorded an $865,000 write-down to certain office furniture lease merchandise in the third quarter of 2009 within Operating Expenses. The impairment charge and inventory write-down are included in the sales and lease ownership segment.

Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of Common Stock and Class A Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 378,000 and 766,000 for the three month period ended at September 30, 2009 and 2008, respectively. Stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 465,000 and 709,000 for the for the nine month period ended at September 30, 2009 and 2008, respectively.
The Company has a restricted stock plan in which shares are issuable upon satisfaction of certain performance conditions. As of September 30, 2009, only a portion of the performance conditions have been met and therefore only a portion of these shares have been included in the computation of diluted earnings per share. The effect of restricted stock increased weighted average shares outstanding by 77,000 and 98,000 for the three month period ended at September 30, 2009 and 2008, respectively. The effect of restricted stock increased weighted average shares outstanding by 81,000 and 100,000 for the nine month period ended at September 30, 2009 and 2008, respectively.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2008 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company and foreign currency translation adjustments, net of income taxes, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
Net earnings	$24,636	$21,078	$87,537	$69,110
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $118 and $136 for the three months and $339 and ($7) for the nine months ended September 30	210	223	602	(12)

Comprehensive income	$24,846	$21,301	$88,139	$69,098

Note D — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
Revenues From External Customers:
Sales and Lease Ownership	$399,673	$373,405	$1,262,476	$1,150,748
Franchise	12,881	11,492	38,908	33,418
Other	953	701	2,311	3,217
Manufacturing	15,106	15,719	54,659	53,806

Revenues of Reportable Segments	428,613	401,317	1,358,354	1,241,189
Elimination of Intersegment Revenues	(15,259)	(15,884)	(55,183)	(54,219)
Cash to Accrual Adjustments	1,905	2,587	3,348	744

Total Revenues from External Customers from Continuing Operations	$415,259	$388,020	$1,306,519	$1,187,714

Earnings Before Income Taxes:
Sales and Lease Ownership	$20,794	$23,359	$102,134	$83,697
Franchise	9,619	8,261	28,667	24,244
Other	2,447	(616)	2,478	(241)
Manufacturing	767	132	2,883	1,349

Earnings Before Income Taxes for Reportable Segments	33,627	31,136	136,162	109,049
Elimination of Intersegment Profit	(764)	(140)	(2,881)	(1,357)
Cash to Accrual and Other Adjustments	2,136	1,462	3,304	(2,233)

Total Earnings from Continuing Operations Before Income Taxes	$34,999	$32,458	$136,585	$105,459

Earnings from continuing operations before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
•	A predetermined amount of approximately 2.2%-2.3% of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.
•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.
•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.
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

Note E — Recent Accounting Pronouncements
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations.” Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. ASC 805 changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. ASC 805 also establishes disclosure requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree and goodwill is recognized and recorded in an acquiree’s financial statements. The Company adopted ASC 805 effective January 1, 2009 and the impact was not material to earnings during the nine month period ended September 30, 2009.
In April 2008, the FASB issued guidance now codified as FASB ASC Subtopic 350-30, “Intangibles – Goodwill and Other: General Intangibles Other than Goodwill” (“ASC 350-30”) and ASC topic 275, “Risks and Uncertainties” (“ASC 275”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB ASC topic 350, “Intangibles Goodwill and Other” (“ASC 350”). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations.” ASC 350-30 is effective prospectively for intangible assets acquired or renewed after January 1, 2009 and did not have a material impact on the consolidated financial statements, but the potential impact is dependent upon the acquisitions of intangible assets in the future
In April 2009, the FASB issued new guidance now codified as FASB ASC 825 “Financial Instruments” (“ASC 825”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods and requires those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for the period ended September 30, 2009 and did not have a material impact on the consolidated financial statements.
In May 2009, the FASB issued guidance now codified as FASB ASC topic 855, “Subsequent Events” (“ASC 855”). ASC 855 modifies the names of the two types of subsequent events and, for public entities, modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued. Also, ASC 855 requires that entities disclose the date through which subsequent events have been evaluated and the basis for that date. The Company adopted ASC 855 on April 1, 2009 and has included the required disclosures in Note A to the Consolidated Financial Statements.
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
The Company has guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 90 days of the event of default. At September 30, 2009, the portion that the Company might be obligated to repay in the event franchisees defaulted was $115.7 million. Of this amount, approximately $107.1 million represents franchise borrowings outstanding under the franchise loan program and approximately $8.6 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
On May 22, 2009, the Company entered into an amended franchisee loan facility agreement and guaranty that replaced the previous franchisee loan facility agreement and guaranty signed on May 23, 2008. The amended franchisee loan facility agreement, among other things, extended the maturity date until May 22, 2010, increased the maximum commitment from $125,000,000 to $175,000,000, increased the maximum available amount of swing loans from $8,000,000 to $20,000,000, increased the Company’s commitment fees and interest obligations, and modified certain exhibits.

The Company has no long-term commitments to purchase merchandise. At September 30, 2009, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $22.6 million.
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
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and Subsidiaries as of September 30, 2009, and the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
November 5, 2009

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2009, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
Aaron’s, Inc. is a leading specialty retailer of consumer electronics, computers, office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the MacTavish Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.228 billion in 2006 to $1.593 billion in 2008, representing a compound annual growth rate of 13.9%. Total revenues from continuing operations for the three months ended September 30, 2009, were $415.3 million, an increase of $27.2 million, or 7.0%, over the comparable period in 2008. Total revenues from continuing operations for the nine months ended September 30, 2009, were $1.307 billion, an increase of $118.8 million, or 10.0%, over the comparable period in 2008.
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
We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and increased consumer credit constraints during the current economic downturn have created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that if the current economic downturn deepens or continues for an extensive period of time that our customer base will not curtail spending on household merchandise.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $45.0 million of revenues in 2008, up from $33.6 million in 2006, representing a compounded annual growth rate of 15.7%. Total revenues from franchise royalties and fees for the three months ended September 30, 2009, were $12.9 million, an increase of $1.8 million, or 15.8%, over the comparable period in 2008. Total revenues from franchise royalties and fees for the nine months ended September 30, 2009, were $38.9 million, an increase of $5.8 million, or 17.7%, over the comparable period in 2008.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended September 30, 2009, we calculated this amount by comparing revenues for the three months ended September 30, 2009 to revenues for the comparable period in 2008 for all stores open for the entire 15-month period ended September 30, 2009, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2009, we calculated this amount by comparing revenues for the nine months ended September 30, 2009 to revenues for the comparable period in 2008 for all stores open for the entire 24-month period ended September 30, 2009, excluding stores that received lease agreements from other acquired, closed or merged stores.
Key Components of Earnings
In this management’s discussion and analysis section, we review the Company’s consolidated results.
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees includes all revenues derived from lease agreements from our sales and lease ownership and office furniture stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and lease return merchandise from our sales and lease ownership and office furniture stores. Non-retail sales mainly represent merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on sales of sales and lease ownership businesses and other miscellaneous revenues.
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
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of September 30, 2009 and December 31, 2008, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $29.3 million and $32.2 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.0 million and $4.8 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing or consolidating stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. As of September 30, 2009 and December 31, 2008, our reserve for closed or consolidated stores was $2.6 million and $3.0 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at September 30, 2009.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was estimated at $21.8 million and $19.7 million at September 30, 2009 and December 31, 2008, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $18.6 million and $20.0 million at September 30, 2009 and December 31, 2008, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2009.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Results of Operations
Three months ended September 30, 2009 compared with three months ended September 30, 2008
The Aaron’s Corporate Furnishings division was disposed of on November 6, 2008 and is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the three month periods ended September 30, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2009	September 30, 2008	2009 from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$320,603	$291,103	$29,500	10.1%
Retail Sales	8,846	10,230	(1,384)	(13.5)
Non-Retail Sales	69,501	70,691	(1,190)	(1.7)
Franchise Royalties and Fees	12,881	11,127	1,754	15.8
Other	3,428	4,869	(1,441)	(29.6)

	415,259	388,020	27,239	7.0

COSTS AND EXPENSES:
Retail Cost of Sales	5,283	6,266	(983)	(15.7)
Non-Retail Cost of Sales	63,503	64,752	(1,249)	(1.9)
Operating Expenses	193,440	175,339	18,101	10.3
Depreciation of Lease Merchandise	117,024	106,962	10,062	9.4
Interest	1,010	2,243	(1,233)	(55.0)

	380,260	355,562	24,698	6.9

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34,999	32,458	2,541	7.8

INCOME TAXES	10,344	12,621	(2,277)	(18.0)

NET EARNINGS FROM CONTINUING OPERATIONS	24,655	19,837	4,818	24.3
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(19)	1,241	(1,260)	(101.5)

NET EARNINGS	$24,636	$21,078	$3,558	16.9%

Revenues. The 7.0% increase in total revenues, to $415.3 million for the three months ended September 30, 2009, from $388.0 million in the comparable period in 2008, was due mainly to a $29.5 million, or 10.1%, increase in lease revenues and fees, plus a $1.8 million, or 15.8%, increase in franchise royalties and fees. The $29.5 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 6.3% increase in same store revenues during the third quarter of 2009.
The 13.5% decrease in revenues from retail sales, to $8.8 million for the three months ended September 30, 2009 from $10.2 million in the comparable period in 2008, was due to decreased demand.
The 1.7% decrease in non-retail sales (which mainly represents merchandise sold to our franchisees), to $69.5 million for the three months of September 30, 2009, from $70.7 million for the comparable period in 2008, was mainly due to lower costs of electronic products shipped to our franchised stores, although overall unit shipments of all items increased 8% in the third quarter of 2009 over the comparable period in 2008.
The total number of franchised sales and lease ownership stores at September 30, 2009, was 569, reflecting a net addition of 59 stores since September 30, 2008.
The 15.8% increase in franchise royalties and fees, to $12.9 million for the three months ended September 30, 2009, from $11.1 million for the comparable period in 2008, primarily reflects an increase in royalty income from franchisees, increasing 13.7% to $10.4 million for the three months ended September 30, 2009, compared to $9.1 million for the three months ended September 30, 2008. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.

Other revenues decreased 29.6% to $3.4 million for the three months ended September 30, 2009, from $4.9 million for the comparable period in 2008. Included in other revenues for the three months ended September 30, 2009 and 2008, respectively, is a $193,000 and a $2.6 million gain on sales of Company-operated stores.
Cost of Sales. Retail cost of sales decreased 15.7% to $5.3 million for the three months ended September 30, 2009, compared to $6.3 million for the comparable period in 2008, and as a percentage of retail sales, decreased to 59.7% from 61.3% in 2008 as a result of improved pricing and lower product cost.
Non-retail cost of sales decreased 1.9%, to $63.5 million for the three months ended September 30, 2009, from $64.8 million for the comparable period in 2008, and as a percentage of non-retail sales, decreased slightly to 91.4% from 91.6% as a result of higher cost of certain products without improved pricing.
Expenses. Operating expenses for the three months ended September 30, 2009, increased $18.1 million to $193.4 million from $175.3 million for the comparable period in 2008, a 10.3% increase. As a percentage of total revenues, operating expenses were 46.6% for the three months ended September 30, 2009, and 45.2% for the comparable period in 2008. Operating expenses increased as a percentage of total revenues for the three months ended September 30, 2009 mainly due to the addition of 59 company-operated sales and lease ownership stores since September 30, 2008 and increased advertising expenses. Additionally, in the third quarter of 2009 the Company recorded a $2.2 million pre-tax charge to operating expenses relating to the write-down of certain lease merchandise and the impairment of long-lived assets associated with its Aaron’s Office Furniture stores.
Depreciation of lease merchandise increased $10.0 million to $117.0 million for the three months ended September 30, 2009, from $107.0 million during the comparable period in 2008, a 9.4% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.5% and 36.7%, for the three months ended September 30, 2009, and 2008, respectively.
Interest expense decreased to $1.0 million for the three months ended September 30, 2009, compared with $2.2 million for the comparable period in 2008, a 55.0% decrease. The decrease in interest expense was due to lower debt levels during the third quarter of 2009.
Income tax expense decreased $2.3 million to $10.3 million for the three months ended September 30, 2009, compared with $12.6 million for the comparable period in 2008, representing a 18.0% decrease. Aaron’s effective tax rate was 29.6% in 2009 and 38.9% in 2008. The decrease was due to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions.
Net Earnings from Continuing Operations. Net earnings increased $4.8 million to $24.7 million for the three months ended September 30, 2009, compared with $19.8 million for the comparable period in 2008, representing a 24.3% increase. As a percentage of total revenues, net earnings from continuing operations were 5.9% for the three months ended September 30, 2009, and 5.1% for the three months ended September 30, 2008. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 6.3% increase in same store revenues, and a 15.8% increase in franchise royalties and fees. Additionally, other income for the three months ended September 30, 2009 and 2008, respectively, included a $193,000 and $2.6 million gain on the sales of Company-operated stores.
Discontinued Operations. Net earnings or losses from discontinued operations (which represents earnings or losses from the Aaron’s Corporate Furnishings division that was sold on November 6, 2008), net of tax, were a $19,000 loss for the three months ended September 30, 2009, compared to earnings of $1.2 million for the comparable period in 2008.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008
The Aaron’s Corporate Furnishings division was disposed of on November 6, 2008 and is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the nine month periods ended September 30, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008:

			Dollar Increase/	% Increase/
	Nine Months Ended	Nine Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2009	September 30, 2008	2009 from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$989,216	$885,554	$103,662	11.7%
Retail Sales	34,211	32,363	1,848	5.7
Non-Retail Sales	230,302	222,180	8,122	3.7
Franchise Royalties and Fees	38,908	33,060	5,848	17.7
Other	13,882	14,557	(675)	(4.6)

	1,306,519	1,187,714	118,805	10.0

COSTS AND EXPENSES:
Retail Cost of Sales	20,502	19,839	663	3.3
Non-Retail Cost of Sales	210,311	203,222	7,089	3.5
Operating Expenses	575,528	529,001	46,527	8.8
Depreciation of Lease Merchandise	360,143	323,600	36,543	11.3
Interest	3,450	6,593	(3,143)	(47.7)

	1,169,934	1,082,255	87,679	8.1

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	136,585	105,459	31,126	29.5

INCOME TAXES	48,744	40,698	8,046	19.8

NET EARNINGS FROM CONTINUING OPERATIONS	87,841	64,761	23,080	35.6
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(304)	4,349	(4,653)	(107.0)

NET EARNINGS	$87,537	$69,110	$18,427	26.7%

Revenues. The 10.0% increase in total revenues, to $1.307 billion for the nine months ended September 30, 2009, from $1.188 billion in the comparable period in 2008, was due mainly to a $103.7 million, or 11.7%, increase in lease revenues and fees, plus an $8.1 million, or 3.7%, increase in non-retail sales. The $103.7 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 4.5% increase in same store revenues during the 24-month period ended September 30, 2009.
The 5.7% increase in revenues from retail sales, to $34.2 million for the nine months ended September 30, 2009, from $32.4 million in the comparable period in 2008, was due to increased demand in our sales and lease ownership stores during the first part of 2009 and the addition of 59 company-operated sales and lease ownership stores since September 30, 2008.
The 3.7% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $230.3 million for the nine months of September 30, 2009, from $222.2 million for the comparable period in 2008, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at September 30, 2009, was 569, reflecting a net addition of 59 stores since September 30, 2008.
The 17.7% increase in franchise royalties and fees, to $38.9 million for the nine months ended September 30, 2009, from $33.1 million for the comparable period in 2008, primarily reflects an increase in royalty income from franchisees, increasing 15.7% to $31.3 million for the nine months ended September 30, 2009, compared to $27.0 million for the nine months ended September 30, 2008. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues in their existing stores.

Other revenues decreased 4.6% to $13.9 million for the nine months ended September 30, 2009, from $14.6 million for the comparable period in 2008. Included in other revenues for the nine months ended September 30, 2009 and 2008, is a $6.3 million and an $8.4 million gain, respectively, on sales of Company-operated stores.
Cost of Sales. Retail cost of sales increased 3.3% to $20.5 million for the nine months ended September 30, 2009, compared to $19.8 million for the comparable period in 2008, and as a percentage of retail sales, decreased to 59.9% from 61.3% in 2008 as a result of improved pricing and lower product cost.
Non-retail cost of sales increased 3.5%, to $210.3 million for the nine months ended September 30, 2009, from $203.2 million for the comparable period in 2008, and as a percentage of non-retail sales, decreased slightly to 91.3% from 91.5%.
Expenses. Operating expenses for the nine months ended September 30, 2009, increased $46.5 million to $575.5 million from $529.0 million for the comparable period in 2008, an 8.8% increase. As a percentage of total revenues, operating expenses were 44.1% for the nine months ended September 30, 2009, and 44.5% for the comparable period in 2008. Operating expenses decreased as a percentage of total revenues for the nine months ended September 30, 2009 mainly due to increased revenues which primarily resulted from the maturing of new Company-operated sales and lease ownership stores, less new store start-up expenses, and the 4.5% increase in same store revenues previously mentioned. Additionally, the decrease as a percentage of total revenues was related to a reduction in expenses in certain areas.
Depreciation of lease merchandise increased $36.5 million to $360.1 million for the nine months ended September 30, 2009, from $323.6 million during the comparable period in 2008, an 11.3% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.4% from 36.5%.
Interest expense decreased to $3.5 million for the nine months ended September 30, 2009, compared with $6.6 million for the comparable period in 2008, a 47.7% decrease. The decrease in interest expense was due to lower debt levels during 2009 and lower borrowing rates.
Income tax expense increased $8.0 million to $48.7 million for the nine months ended September 30, 2009, compared with $40.7 million for the comparable period in 2008, representing a 19.8% increase. Aaron’s effective tax rate decreased to 35.7% in 2009 from 38.6% in 2008 primarily related to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions due to statue of limitations expiration.
Net Earnings from Continuing Operations. Net earnings increased $23.1 million to $87.8 million for the nine months ended September 30, 2009, compared with $64.8 million for the comparable period in 2008, representing a 35.6% increase. As a percentage of total revenues, net earnings from continuing operations were 6.7% for the nine months ended September 30, 2009, and 5.5% for the nine months ended September 30, 2008. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 4.5% increase in same store revenues, and a 17.7% increase in franchise royalties and fees.
Discontinued Operations. Net earnings or losses from discontinued operations (which represents earnings or losses from the Aaron’s Corporate Furnishings division which was disposed on November 6, 2008), net of tax, were a $304,000 loss for the nine months ended September 30, 2009, compared to earnings of $4.3 million for the comparable period in 2008.
Balance Sheet
Cash and Cash Equivalents. Our cash balance increased to $88.1 million at September 30, 2009, from $7.4 million at December 31, 2008. The increase in our cash balance is due to cash flow generated from operations, the sale-leaseback of approximately $33 million of store real estate during the first nine months of 2009, and the deferral of income tax payments. For additional information, refer to the “Liquidity and Capital Resources” section below.
Lease Merchandise, Net. Lease merchandise, net of accumulated depreciation, decreased $23.0 million to $658.1 million at September 30, 2009, from $681.1 million at December 31, 2008 primarily due to fluctuations in the normal course of business.
Property, Plant and Equipment. The decrease of $8.5 million in property, plant and equipment, net of accumulated depreciation, to $215.9 million at September 30, 2009 from $224.4 million at December 31, 2008, is primarily the result of an increase in sale-leaseback activity since December 31, 2008. Additionally, the Company recorded a $1.3 million impairment loss on certain leasehold assets in the third quarter of 2009 associated with Aaron’s Office Furnishings, as discussed in Note A.

Goodwill. The $8.1 million increase in goodwill, to $194.1 million at September 30, 2009, from $186.0 million on December 31, 2008, is the result of a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these asset acquisitions totaled $23.9 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. Additionally, the Company disposed of $3.5 million in goodwill in conjunction with store sales in 2009.
Other Intangibles, Net. The $866,000 decrease in other intangibles, to $6.6 million on September 30, 2009, from $7.5 million on December 31, 2008, is the result of amortization and the disposition of $537,000 in intangible assets in conjunction with store sales in the first nine months of 2009, net of acquisitions of sales and lease ownership businesses mentioned above.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $21.7 million to $45.7 million at September 30, 2009, from $67.4 million at December 31, 2008, primarily as a result of a decrease in prepaid income tax expense.
Accounts Payable and Accrued Expenses. The decrease of $32.9 million in accounts payable and accrued expenses, to $141.1 million at September 30, 2009, from $173.9 million at December 31, 2008, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $24.4 million in deferred income taxes payable to $173.0 million at September 30, 2009, from $148.6 million at December 31, 2008, is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009.
Credit Facilities and Senior Notes. The $59.5 million decrease in the amounts due under our credit facilities and senior notes to $55.3 million at September 30, 2009, from $114.8 million at December 31, 2008, primarily reflects net payments on our revolving credit facility and on our unsecured notes.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the nine months ended September 30, 2009 and 2008 were $155.4 million and $49.1 million, respectively.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $9.1 million for the first nine months of 2009 and $14.7 million for the comparable 2008 period. Our cash flows include profits on the sale of lease return merchandise.
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

At September 30, 2009, we did not have an outstanding balance under our revolving credit agreement. The credit facilities balance has decreased by $59.5 million in 2009, primarily as a result of repayments on our revolving credit facility from cash generated by operations and store sales. On May 23, 2008, we entered into a new revolving credit agreement that replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013, and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million. Additionally, we have $36.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008. We made $22.0 million in payments on the unsecured notes in the third quarter of 2009.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. EBITDA in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2009 and believe that we will continue to be in compliance in the future.
Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $24.1 million for the first nine months of 2009 and $22.2 million for the comparable period in 2008. The amount of lease merchandise sold in these sales and shown under investing activities was $12.2 million for the first nine months of 2009 and $11.4 million for the comparable period in 2008.
We purchase our common shares in the market from time to time as authorized by our board of directors. We have authority remaining to purchase 3,920,413 shares.
We have a consistent history of paying dividends, having paid dividends for 22 consecutive years. A $.016 per share dividend on Common Stock and Class A Common Stock was paid in January 2008, April 2008, July 2008, and October 2008 for a total cash outlay of $3.4 million in 2008. Our board of directors increased the dividend 6.3% for the fourth quarter of 2008 on November 5, 2008 to $.017 per share. The payment for the fourth quarter was paid in January 2009, the first quarter of 2009 dividend was paid in April 2009, and the second quarter of 2009 dividend was paid in July 2009. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the nine months ended September 30, 2009, we made $4.4 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for income taxes of approximately $10.6 million.
We benefited from the Economic Stimulus Act of 2008 as “bonus depreciation” was available on our assets nationwide, and tax payments were deferred for one year. Bonus depreciation permits companies to accelerate depreciation in first year assets, such as the Company’s lease merchandise, that are put in service. We also anticipate benefiting from the American Recovery and Reinvestment Act of 2009 as bonus depreciation will be available under that act on our assets placed in service in the U.S., and tax payments will be deferred for one year. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods. Because of our sales and lease ownership model, where Aaron’s remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

The Economic Stimulus Act of 2008 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that our 2008 operating cash flow increased by approximately $62.0 million as a result of the Economic Stimulus Act of 2008, with the associated deferral generally expected to begin to reverse over a three year period beginning in 2009. However, in February 2009 the American Recovery and Reinvestment Act of 2009 was signed into law which extends the bonus depreciation provision of the Economic Stimulus Act of 2008 by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the American Recovery and Reinvestment Act of 2009 to be approximately $72.0 million, of which approximately $46.0 million will offset the 2008 deferral that reverses in 2009, and the remaining $26.0 million will increase our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 will be approximately $88.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Estimated future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2009, are shown in the below table under “Contractual Obligations and Commitments.”
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On May 22, 2009, we entered into an amended franchisee loan facility agreement and guaranty which replaced the previous franchise loan facility agreement. The amended franchisee loan facility agreement, among other things, extended the maturity date of the franchisee loan facility until May 22, 2010, increased the maximum commitment amount under the facility from $125,000,000 to $175,000,000, increased the maximum available amount of swing loans from $8,000,000 to $20,000,000, increased our commitment fees and interest obligations, and modified certain exhibits to the existing franchisee loan facility.
At September 30, 2009, the debt amount that we might be obligated to repay in the event franchisees defaulted was $115.7 million. Of this amount, approximately $107.1 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $8.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of September 30, 2009:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$39,311	$12,006	$24,004	$—	$3,301
Capital Leases	16,027	1,220	2,617	2,889	9,301
Operating Leases	445,540	87,327	123,361	77,826	157,026
Purchase Obligations	22,592	11,749	10,594	249	—

Total Contractual Cash Obligations	$523,470	$112,302	$160,576	$80,964	$169,628

The following table shows the Company’s approximate commercial commitments as of September 30, 2009:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$115,709	$112,304	$1,623	$1,782	$—
Purchase obligations are primarily related to certain advertising and marketing programs. Purchase orders or contracts for the purchase of lease merchandise and other goods and services are not included in the tables above. We are not able to determine the aggregate amount of those purchase orders that represent contractual obligations, as some purchase orders represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have a significant number of agreements for the purchase of lease merchandise or other goods that specify minimum quantities or set prices that exceed our expected requirements for nine months.
Deferred income tax liabilities as of September 30, 2009 were approximately $173.0 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At September 30, 2009, we did not have any swap agreements.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency or risks other than interest rate risk, and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We generally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2009, a hypothetical 1.0% increase or decrease in interest rates would not be material.

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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AARON’S, INC.
(Registrant)

Date — November 5, 2009	By:	/s/ Gilbert L. Danielson Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date — November 5, 2009		/s/ Robert P. Sinclair, Jr. Robert P. Sinclair, Jr.
Vice President,
Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.