Form 10-K
period 2009-12-31
AARON'S INC
filed 2010-02-26
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,418,253,701. See Item 12.
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 24, 2010 was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	FEBRUARY 24, 2010
Common Stock, $.50 Par Value	46,484,580
Class A Common Stock, $.50 Par Value	7,756,739
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by Aaron’s, Inc. about future events and expectations, including statements in this annual report on Form 10-K, are “forward-looking statements.” For those statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to management. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the company’s historical experience and the company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand and those factors discussed in Item 1A, “Risk Factors.” We qualify any forward-looking statements entirely by these cautionary factors.
The above mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.
ITEM 1. BUSINESS
General
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. We engage in the lease ownership, lease and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, Panasonic®, Sony®, Dell®, Hewlett-Packard®, Simmons®, Frigidaire®, and Sharp®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division and the MacTavish Furniture Industries division, which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
As of December 31, 2009, we had 1,679 sales and lease ownership stores, comprised of 1,082 company-operated stores in 31 states and Canada and 597 independently-owned franchised stores in 48 states and Canada. We have added 466 company-operated and 240 franchised sales and lease ownership stores since the beginning of 2005. Included in the sales and lease ownership store counts above are 11 company-operated and seven franchised RIMCO stores, our wheels, tires and accessories sales and lease ownership concept. We also have 15 office furniture stores in 8 states.
During the fourth quarter of 2008 the Company sold substantially all of the assets of its Aaron’s Corporate Furnishings division, which leased residential furniture, office furniture and related accessories through 47 company-operated stores in 16 states, to CORT Business Services Corporation (“CORT”). As a result of the sale, our financial statements have been prepared reflecting the Aaron’s Corporate Furnishings division as discontinued operations. All historical financial statements have been restated to conform to this presentation.
We have a history of revenue growth and profitability. Total revenues increased to $1.753 billion in 2009 from $1.032 billion in 2005, representing a 14.2% compound annual growth rate. Our total net earnings from continuing operations increased to $112.9 million in 2009 from $51.7 million in 2005 representing a 21.6% compound annual growth rate.
Our Chairman, R. Charles Loudermilk, Sr., established Aaron’s in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.
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

Aaron’s Office Furniture. Our office furniture division leases and sells new and lease return merchandise to individuals and businesses, with a focus on leasing office furniture to business customers. Business customers, who represent an increasing portion of lease customers, also enter into lease agreements for office furniture to meet seasonal, temporary or start-up needs.
MacTavish Furniture Industries. Aaron’s is the only major furniture lease company in the United States that manufactures its own furniture. We operate six furniture plants and five bedding facilities. By manufacturing our own specially designed residential furniture, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products.
Industry Overview
The Rent-to-Own Industry
The rent-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. The customer may cancel the agreement at any time by returning the merchandise to the store, with no further lease obligation. If the customer leases the item to the full term, he obtains ownership of the item, though he can choose to buy it at any time.
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
Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their lease merchandise. Based on industry data, we believe that more of the initial renters of our merchandise (over 45%) obtain ownership versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:
•	Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.

•	Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.

•	Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.

•	Fewer payments— our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.

•	Flexible payment methods—we offer our customers the opportunity to pay by cash, check, credit card or debit card, compared with the more common cash payment method at rent-to-own stores. We receive approximately 53% of our payment volume (in dollars) from customers by check, credit card or debit card.

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
Unlike transactions with most traditional retailers, where the customer is committed to purchase the merchandise, our sales and lease ownership transactions are not credit installment contracts, and the customer may elect to terminate the transaction after a short initial lease period. Our sales and lease ownership stores offer an up-front “cash and carry” purchase option on most merchandise at prices that are competitive with traditional retailers.
Operating Strategies
Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
•	Differentiate our Aaron’s Sales & Lease Ownership concept - We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make these customers feel welcome in our stores.

•	Offer high levels of customer service and satisfaction — We foster good relationships with our customers to attract recurring business and encourage them to lease merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of leased merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s E-University, which is a 50-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.

•	Promote our vendors and the Aaron’s® brand name — Our marketing initiatives reach the target Aaron’s customer in a variety of ways. We advertise our brand name “Dream Products” through our “Drive Dreams Home” sponsorship of NASCAR Championship Racing. Sponsorship of other sporting events, such as professional basketball and baseball, and various college sports, also targets this distinct market. Every month, we distribute mass mailings of promotional material outlining specific products. Our goal is to reach households within a specified radius of each store on a consistent basis every month. Currently, we mail over 28 million flyers each month to consumers in areas served by our stores. We also utilize local television and radio advertising in concentrated geographic markets and for special promotions throughout the year.

•	Manage merchandise through our manufacturing and distribution capabilities - We believe that our manufacturing operations and network of 17 fulfillment centers at December 31, 2009 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.

•	Utilize proprietary management information systems — We use proprietary computerized information systems to systematically pursue collections, to manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis.

Growth Strategies
We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:
•	Open additional company-operated sales and lease ownership stores — We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added a net of 45 company-operated stores in 2009.

•	Increase our sales and lease ownership franchises - We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of company revenues.

•	Increase revenues and net earnings from existing sales and lease ownership stores - We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our company-operated sales and lease ownership stores of 8.1% in 2009, 3.1% in 2008, and 3.8% in 2007. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.

•	Seek selective acquisitions in both new and existing sales and lease ownership markets - We will continue to explore acquisitions of other rent-to-own operations and select company franchised stores. In 2009, we acquired the lease agreements, merchandise and assets of 44 sales and lease ownership stores. Fifteen of these stores were subsequently merged with existing locations, resulting in 29 new stores from acquisitions. We will also seek to convert the stores of existing independent lease operators to Aaron’s Sales & Lease Ownership franchised stores.
Operations
Sales and Lease Ownership
We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2009, we had 1,082 company-operated sales and lease ownership stores in 31 states and Canada.
We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising, store layout, pricing and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of rent-to-own stores and corporate furnishings (rent-to-rent) businesses, and the operations of consumer electronics and home furnishings retailers who finance merchandise.
The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. We also build to suit or occupy stand-alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within approximately ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our MacTavish Furniture Industries division. Our sales and lease ownership stores also offer lawn tractors.

We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 89% of our sales and lease ownership agreements are monthly and approximately 11% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the lease agreement. We re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.
During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores. At December 31, 2009, we had 11 company-operated and seven franchised RIMCO stores open.
Sales and Lease Ownership Franchise Program
We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2009, we had 597 franchised stores open and area development agreements with franchisees to open 269 stores in the future. We believe that our relations with our franchisees are generally good.
Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although some franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of the stores.
We enter into franchise agreements with our franchisees to govern the opening and operation of franchised stores. Under our current standard agreement, we require the franchisee to pay a franchise fee from $15,000 to $50,000 per store depending upon market size. Agreements are for a term of ten years, with one ten-year renewal option, and franchisees are obligated to remit to us royalty payments of 5% or 6% of the franchisee’s weekly cash collections. The royalty payments increased from 5% to 6% for most franchise agreements entered into or renewed after December 31, 2002.
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
All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications, including such matters as decor, lease agreement terms, hours of operation, pricing and merchandise. Franchisees in general are not required to purchase their lease merchandise from our fulfillment centers, although most do so in order to take advantage of company sponsored financing, bulk purchasing discounts and favorable delivery terms.
We conduct a financial audit of our franchised stores every six to 12 months and also conduct regular operational audits — generally visiting each franchised store almost as often as we visit our company-operated stores. In addition, our proprietary management information system links each franchised store to corporate headquarters.
Aaron’s Office Furniture
At December 31, 2009, the Aaron’s Office Furniture division included 15 office furniture stores in eight states. Our typical corporate furniture store layout consists of a combination showroom and warehouse comprising about 19,000 square feet. Office showrooms feature lines of desks, chairs, conference tables, credenzas, sofas and accessories. We believe that locating a warehouse next to each showroom permits store managers to exercise greater control over inventory, merchandise condition, and pickup and deliveries, resulting in more efficient and consistent service for the customer.

Items held for lease, whether new or lease return, are available for purchase and lease purchase at all corporate furniture stores. Each office furniture store generally offers next day delivery for addresses located within 50 miles of the store and maintains at least one truck and a crew for pickups and deliveries. We believe that our ability to obtain and deliver furniture and equipment to customers quickly and efficiently gives us an advantage over general furniture retailers who often require several weeks to affect delivery.
We generally sell lease return merchandise at stores at or above its book value — that is, cost less depreciation, plus selling expenses — at a price which is usually lower than the price for comparable new merchandise. Most merchandise held for sale in stores may also be acquired through a lease purchase option. Because new merchandise is sold at the same location as lease return merchandise, we have the opportunity to sell both new and lease return merchandise to customers who may have been attracted to the store by the advertising and price appeal of lease return merchandise. The ability to sell new and lease return merchandise at the same location allows for more efficient use of facilities and personnel and minimizes overhead.
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
Our MacTavish Furniture Industries division manufactures:
•	upholstered living-room furniture, including contemporary sofas, sofa beds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics; and

•	bedding, including standard sizes of mattresses and box springs.
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
MacTavish also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning lease return furniture.
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

Marketing and Advertising
In our sales and lease ownership operations, we rely heavily on national and local television advertising. We advertise nationally on television with a variety of commercials. All of our television commercials feature brand name furniture, electronics, appliances and computers. Aaron’s has national broadcast partnerships with ESPN/ABC, SPEED Channel, TNT, TBS and Univision.
We believe we have garnered significant value from our sports marketing initiatives. We advertise and sponsor motorsports at various levels and professional and collegiate sports, such as professional basketball and baseball, and SEC and ACC league college football and basketball, among others.
Our premier event partnership continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. Both races are broadcast live on television and are among the most watched NASCAR events.
We have expanded our sponsorship of Michael Waltrip Racing with David Reutimann driving the Aaron’s #00 Dream Machine fulltime in the Sprint Cup Series in 2010. We expect that Michael Waltrip will drive the #99 Aaron’s Dream Machine in the Nationwide Series at Talladega, while Trevor Bayne will drive nine additional Nationwide Series races in 2010.
All of our sports partnerships are integrated directly into advertising, promotional and marketing initiatives, which we strongly believe significantly boost the company’s brand awareness and customer loyalty.
Paces East Advertising, Aaron’s in-house advertising and promotions department, distributes over 28 million direct circulars each month which highlight featured merchandise and demonstrate the cost advantage to consumers of sales and lease ownership over typical rent-to-own transactions.
Store Operations
Management. Our Aaron’s Sales & Lease Ownership division has 12 regional vice presidents and Aaron’s Office Furniture has two vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within their respective regions.
Stores are directly supervised by 112 sales and lease ownership regional managers, one RIMCO regional manager and two office furniture regional managers. At the individual store level, the store manager is primarily responsible for:
•	customer and credit relations;

•	deliveries and pickups;

•	warehouse and inventory management; and

•	certain marketing efforts.
Store managers are also responsible for inspecting lease return merchandise to determine whether it should be sold as is, leased again as is, repaired and sold, or reconditioned for additional lease. A significant portion of the store manager’s compensation is dependent upon store revenues and profits.
Executive management directs and coordinates:
•	purchasing;

•	financial planning and control;

•	franchise operations;

•	marketing and advertising;

•	manufacturing;

•	employee training;

•	new store site selection and construction for company-operated stores;

•	long range and strategic planning;

•	enterprise risk management;

•	organizational issues; and

•	acquisitions.
Our internal audit department conducts periodic operational audits of every store, including audits of company-operated sales and lease ownership stores several times each year, and semi-annual audits of our stores and franchised sales and lease ownership stores. Our business philosophy has always emphasized safeguarding of company assets, strict cost containment and fiscal controls. Executive and store level management monitor expenses to contain costs. We pay all invoices from company headquarters in order to enhance fiscal accountability. We believe that careful attention to the safeguarding of lease merchandise, our most significant asset, as well as the expense side of our operations, has enabled us to maintain financial stability and profitability.
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
Lease Agreement Approval, Renewal and Collection. One of the keys to the success of our sales and lease ownership operation is timely cash collections. Individual store managers track cash collections and customers are contacted within a few days of their lease payment due dates in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
We generally perform no formal credit check with respect to sales and lease ownership customers, other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for residential and office merchandise require payments in advance, and the merchandise normally is repossessed if a payment is significantly in arrears.
We do not extend credit to sales and lease ownership customers. Net company-wide merchandise shrinkage as a percentage of combined lease revenues was 2.9% in 2009 and 2008 and 2.8% in 2007. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.
Customer Service. We believe that customer service is one of the most important elements in the success of our business. Customer satisfaction is critical because the customer typically has the option of returning the leased merchandise at any time. Our goal is to make our customers feel positive about Aaron’s and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and quick, free delivery is available in many cases. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.
Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has developed one of the largest training programs in the industry, called Aaron’s E-University. Aaron’s University is designed to provide a uniform customer service experience regardless of the store’s location, or whether it is company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s E-University. Aaron’s national trainers provide live training via e-learning through an ongoing 50-course curriculum for all sales and lease ownership associates from entry level to management.

In addition to the e-learning program, Aaron’s E-University has a management development program that offers facilities-based training for store management-caliber associates. Additionally, approximately once a month we distribute a DVD entitled “Inside Aaron’s®.” These DVDs are intended to communicate a wide variety of topics of interest to our store personnel regarding current company initiatives. Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.
Purchasing and Distribution
Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.
The following table shows the percentage of sales and lease ownership division revenues for the year ended December 31, 2009 attributable to different merchandise categories:

	Percentage of	Percentage of	Percentage of
Merchandise Category	2009 Revenues	2008 Revenues	2007 Revenues
Electronics	37%	35%	31%
Furniture	30%	30%	33%
Appliances	15%	15%	15%
Computers	14%	16%	17%
Other	4%	4%	4%
We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own MacTavish Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. We have no long-term agreements for the purchase of merchandise and believe that our relationships with suppliers are good.
Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 94,000 square feet, to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 17 fulfillment centers, together totaling approximately 1,604,000 square feet. Most of our stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks and various contract carriers to make weekly deliveries to individual stores.
Competition
Aaron’s business is highly competitive. Our largest competitor in the rent-to-own market is Rent-A-Center, Inc. According to industry sources and our estimates, Aaron’s and Rent-A-Center, Inc., which are the two largest industry participants, account for approximately 4,900 of the 8,500 rent-to-own stores in the United States and Canada. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms.
Seasonality
Aaron’s revenue mix is moderately seasonal, with the first quarter of each year generally resulting in higher revenues than any other quarter during the year, primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of agreements on lease in the third quarter of each fiscal when compared to the other quarters of the year. We also expect this trend to continue in future periods unless we significantly change our store base as a result of new store openings or opportunistic acquisitions and dispositions.

Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal and state laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We do not believe that the various laws and regulations have had or will have a material adverse effect on our operations. However, we are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings.
A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most state lease purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.
The current economic downturn has renewed legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.
We have introduced a form of consumer lease as an alternative to our typical lease purchase agreement in a number of states. The consumer lease differs from a lease purchase agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. The consumer lease is governed by federal and state laws and regulations other than the state lease purchase laws. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own regulations, but are generally less restrictive as to pricing and other charges. We believe we are in material compliance with all laws applicable to our consumer leasing program.
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

Employees
At December 31, 2009, Aaron’s had approximately 10,000 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.
Information on Segments and Geographic Areas
We currently only operate in the United States and Canada. Information on our three reportable segments—sales and lease ownership, franchise and manufacturing—is set forth in Note K to our Consolidated Financial Statements. See Item 8 of Part II.
Available Information
We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our Internet address is www.aaronsinc.com.

ITEM 1A. RISK FACTORS
Aaron’s business is subject to certain risks and uncertainties, some of which are set forth below.
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
Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2009, we estimate that start-up expenses for new stores reduced our net earnings by approximately $11 million, or $.20 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
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
Qualified franchisees who conform to our standards and requirements are also important to the overall success of our business. Our franchisees, however, are independent contractors and not employees, and consequently we cannot and do not control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, which could in turn slow our growth, reduce our franchise revenues or damage our image and reputation.
If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, our profitability may decrease.
We frequently acquire other sales and lease ownership businesses. We acquired the lease agreements, merchandise and assets of 44 stores through acquisitions in 2009. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron’s existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we compete are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and credit retailers. Our competitors in the sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.
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
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $175.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2009 was $128.8 million. Of this amount, approximately $120.2 million represents franchisee borrowings outstanding under the franchise loan program and approximately $8.6 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
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
Additionally, we need a growing number of qualified managers to operate our stores successfully. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially adversely affect our operations.

You should not rely solely on our same store revenues as an indication of our future results of operations because they fluctuate significantly.
Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 8.1% in 2009 and 3.1% in 2008. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:
•	changes in competition;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	the opening of new stores;

•	the impact of our new stores on our existing stores, including potential decreases in existing stores’ revenues as a result of opening new stores;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.
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
Currently 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations.
Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed by them and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods.
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
In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of federal and state laws and regulations and consumer tort law, including fraud and consumer protection laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Continuation or deepening of the current economic recession could result in decreased revenues or increased costs.
The United States’ and other economies are currently experiencing severe distress, accompanied by disruptions and contraction in the credit markets and broad unemployment. Although we believe the economic downturn has resulted in increased business in our sales and lease ownership stores, as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the recession continues for a significant period of time, or deepens, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.
In addition, unemployment may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
Disruptions in the credit and capital markets may negatively affect the Company’s access to capital.
We have historically relied partially on the credit and capital markets to fund its growth, including through bank loan arrangements and periodic public stock offering and private placements of debt securities. Beginning in the second half of 2008, the global credit and capital markets experienced severe disruptions, resulting in increased costs of capital, and unavailability of some forms of capital. Although the credit and capital markets have improved somewhat, they have not recovered to their pre-crisis strength. While we believe our sources of capital will be adequate to fund our operations for the next 24 months, if credit and capital market disruptions continue for an extended period, or deteriorate further, we may not be able to obtain capital at favorable costs, and may not be able to obtain some forms of capital at all.
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
We are subject to legal proceedings from time to time which seek material damages.
From time to time, we are subject to legal proceedings, including class actions, that seek material damages. Although we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon us, we cannot assure you that we will not incur material damages in a lawsuit or other proceeding in the future. Significant final judgments, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease space for most of our store and warehouse operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years at rental rates generally adjusted on the basis of the consumer price index or other factors.
The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

LOCATION	PRIMARY USE	SQUARE FT.
Cairo, Georgia	Furniture Manufacturing	300,000
Cairo, Georgia	Furniture Manufacturing	147,000
Coolidge, Georgia	Furniture Manufacturing	81,000
Coolidge, Georgia	Furniture Manufacturing	48,000
Coolidge, Georgia	Furniture Manufacturing	41,000
Coolidge, Georgia	Furniture Manufacturing	10,000
Lewisburg, Pennsylvania	Bedding Facility	25,000
Buford, Georgia	Bedding Facility	32,000
Sugarland, Texas	Bedding Facility	20,000
Orlando, Florida	Bedding Facility	16,000
Indianapolis, Indiana	Bedding Facility	24,000
Auburndale, Florida	Sales & Lease Ownership Fulfillment Center	77,000
Baltimore, Maryland	Sales & Lease Ownership Fulfillment Center	95,000
Columbus, Ohio	Sales & Lease Ownership Fulfillment Center	92,000
Dallas, Texas	Sales & Lease Ownership Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership Fulfillment Center	120,000
Sugarland, Texas	Sales & Lease Ownership Fulfillment Center	104,000
Winston-Salem, North Carolina	Sales & Lease Ownership Fulfillment Center	83,000
Blythewood, South Carolina	Sales & Lease Ownership Fulfillment Center	77,000
Madison, Tennessee	Sales & Lease Ownership Fulfillment Center	38,000
Oklahoma City, Oklahoma	Sales & Lease Ownership Fulfillment Center	90,000
Phoenix, Arizona	Sales & Lease Ownership Fulfillment Center	96,000
Magnolia, Mississippi	Sales & Lease Ownership Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership Fulfillment Center	98,000
Portland, Oregon	Sales & Lease Ownership Fulfillment Center	98,000
Rancho Cucamonga, California	Sales & Lease Ownership Fulfillment Center	96,000
Westfield, Massachusetts	Sales & Lease Ownership Fulfillment Center	102,000
Kansas City, Kansas	Sales & Lease Ownership Fulfillment Center	124,000
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

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact upon its business, financial position or results of operations, it is currently a party to the proceeding described below:
In Kunstmann et al v. Aaron Rents, Inc. pending in the United States District Court, Northern District of Alabama (the “court”), plaintiffs have alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The potential class is an estimated 2,600 individuals. Those individuals who affirmatively opt to join the class may be required to travel at their own expense to Alabama for discovery purposes and/or trial. The court’s class certification ruling is procedural only and does not address the merits of the plaintiffs’ claims.
The Company believes it has meritorious defenses to the proceeding described above, and intends to vigorously defend itself against it. However, this proceeding is still developing, and due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in this proceeding, or in others to which it is currently a party. Substantial losses from legal proceedings could have a material adverse impact upon the Company’s business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
The Company’s Common Stock and Class A Common Stock are listed on the New York Stock Exchange under the symbols “AAN” and “AAN.A”, respectively.
The number of shareholders of record of the Company’s Common Stock and Class A Common Stock at February 24, 2010 was 249 and 111, respectively. The closing prices for the Common Stock and Class A Common Stock at February 24, 2010 were $29.80 and $24.30 respectively.
The following table shows the range of high and low closing prices per share for the Common Stock and Class A Common Stock and the quarterly cash dividends declared per share for the periods indicated.

			Cash
			Dividends
Common Stock	High	Low	Per Share
December 31, 2009
First Quarter	$28.00	$20.87	$.017
Second Quarter	35.21	25.75	.017
Third Quarter	32.03	24.82	.017
Fourth Quarter	29.52	24.60	.018

December 31, 2008
First Quarter	$23.07	$13.27	$.016
Second Quarter	26.27	20.56	.016
Third Quarter	30.22	21.30	.016
Fourth Quarter	28.89	15.11	.017

			Cash
			Dividends
Class A Common Stock	High	Low	Per Share
December 31, 2009
First Quarter	$23.40	$15.75	$.017
Second Quarter	30.45	22.25	.017
Third Quarter	25.10	20.07	.017
Fourth Quarter	23.65	14.34	.018

December 31, 2008
First Quarter	$21.01	$13.25	$.016
Second Quarter	24.00	19.00	.016
Third Quarter	25.92	19.50	.016
Fourth Quarter	23.50	13.50	.017

Subject to our ongoing ability to generate sufficient income, any future capital needs and other contingencies, we expect to continue our policy of paying dividends. Our articles of incorporation provide that no cash dividends may be paid on our Class A Common Stock unless equal or higher dividends are paid on the Common Stock. Under our revolving credit agreement, we may pay cash dividends in any year only if the dividends do not exceed 50% of our consolidated net earnings for the prior fiscal year plus the excess, if any, of the cash dividend limitation applicable to the prior year over the dividend actually paid in the prior year.
Issuer Purchases of Equity Securities
The Company made no repurchases of its Common Stock or Class A Common Stock during 2009. As of December 31, 2009 3,920,413 common shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc. which have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 31, 2009. Amounts have been restated to reflect the Aaron’s Corporate Furnishings division as discontinued operations. See Note N to our Consolidated Financial Statements in Item 8 of Part II for a discussion of the sale of our Aaron’s Corporate Furnishings division. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(Dollar Amounts in Thousands,	December 31,	December 31,	December 31,	December 31,	December 31,
Except Per Share Data)	2009	2008	2007	2006	2005
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$1,310,709	$1,178,719	$1,045,804	$915,872	$772,894
Retail Sales	43,394	43,187	34,591	40,102	36,758
Non-Retail Sales	327,999	309,326	261,584	224,489	185,622
Franchise Royalties and Fees	52,941	45,025	38,803	33,626	29,781
Other	17,744	16,351	14,157	14,358	7,248

	1,752,787	1,592,608	1,394,939	1,228,447	1,032,303

Costs and Expenses:
Retail Cost of Sales	25,730	26,379	21,201	25,207	23,236
Non-Retail Cost of Sales	299,727	283,358	239,755	207,217	172,807
Operating Expenses	771,634	705,566	617,106	525,980	454,548
Depreciation of Lease Merchandise	474,958	429,907	391,538	349,218	292,091
Interest	4,299	7,818	7,587	8,567	7,376

	1,576,348	1,453,028	1,277,187	1,116,189	950,058

Earnings From Continuing Operations Before Income Taxes	176,439	139,580	117,752	112,258	82,245
Income Taxes	63,561	53,811	44,327	41,355	30,530

Net Earnings From Continuing Operations	112,878	85,769	73,425	70,903	51,715
(Loss) Earnings From Discontinued Operations, Net of Tax	(277)	4,420	6,850	7,732	6,278

Net Earnings	$112,601	$90,189	$80,275	$78,635	$57,993

Earnings Per Share From Continuing Operations	$2.09	$1.61	$1.35	$1.35	$1.03
Earnings Per Share From Continuing Operations Assuming Dilution	2.07	1.58	1.33	1.33	1.02
(Loss) Earnings Per Share From Discontinued Operations	(.01)	.08	.13	.15	.13
(Loss) Earnings Per Share From Discontinued Operations Assuming Dilution	(.01)	.08	.13	.14	.12
Dividends Per Share:
Common	.069	.065	.061	.057	.054
Class A	.069	.065	.061	.057	.054

FINANCIAL POSITION
(Dollar Amounts in Thousands)
Lease Merchandise, Net	$682,402	$681,086	$558,322	$550,205	$486,797
Property, Plant and Equipment, Net	227,616	224,431	243,447	167,323	131,612
Total Assets	1,321,456	1,233,270	1,113,176	979,606	858,515
Debt	55,044	114,817	185,832	129,974	211,873
Shareholders’ Equity	887,260	761,544	673,380	607,015	434,471

AT YEAR END
Stores Open:
Company-Operated	1,097	1,053	1,030	857	760
Franchised	597	504	484	441	392
Lease Agreements in Effect	1,171,000	1,017,000	820,000	734,000	655,000
Number of Employees	10,000	9,600	9,100	7,900	7,100

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Aaron’s, Inc. is a leading specialty retailer of consumer electronics, computers, residential and office furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the MacTavish Furniture Industries Division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.395 billion in 2007 to $1.753 billion in 2009, representing a compound annual growth rate of 12.1%. Total revenues for the year ended December 31, 2009 were $1.753 billion, an increase of $160.2 million, or 10.1%, over the prior year.
Most of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 45 company-operated sales and lease ownership stores in 2009. We spend on average approximately $600,000 to $700,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net of 93 stores in 2009. We purchased 19 franchised stores during 2009. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $52.9 million of revenues in 2009, up from $38.8 million in 2007, representing a compounded annual growth rate of 16.8%.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. The change in same store revenues is calculated by comparing revenues for the year to revenues for the prior year for all stores open for the entire 24-month period, excluding stores that received lease agreements from other acquired, closed or merged stores.
Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues (lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues), costs of sales and expenses (of which depreciation of lease merchandise is a significant part).
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other revenues. Lease revenues and fees include all revenues derived from lease agreements from our stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and lease return merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.
Cost of Sales. We separate our cost of sales into two components: retail and non-retail. Retail cost of sales represents the original or depreciated cost of merchandise sold through our company-operated stores. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Operating Expenses. Operating expenses include personnel costs, selling costs, occupancy costs, and delivery, among other expenses.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our stores.

Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2009 and 2008, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $37.4 million and $32.2 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.3 million and $4.8 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise. Our sales and lease ownership division depreciates merchandise over the agreement period, generally 12 to 24 months when leased, and 36 months when not leased, to 0% salvage value. Our office furniture stores depreciate merchandise over the lease ownership agreement period, generally 12 to 24 months when leased, and 60 months when not leased or when on a rent-to-rent agreement, to 0% salvage value. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise. Our policies require weekly lease merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale.
We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments totaled $38.3 million, $34.5 million, and $29.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Leases and Closed Store Reserves. The majority of our company-operated stores are operated from leased facilities under operating lease agreements. The majority of these leases are for periods that do not exceed five years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. Finally, we do not generally obtain significant amounts of lease incentives or allowances from landlords. The total amount of incentives and allowances received in 2009, 2008, and 2007 totaled $1.1 million, $946,000, and $1.4 million, respectively. Such amounts are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. For the years ended December 31, 2009 and 2008, our reserve for closed or consolidated stores was $2.3 million and $3.0 million, respectively. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at December 31, 2009.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $22.5 million and $19.7 million at December 31, 2009 and 2008, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $19.8 million and $20.0 million at December 31, 2009 and 2008, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2009. The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Income Taxes. The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision. Reserves for income tax uncertainties are maintained at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Results of Operations
Year Ended December 31, 2009 Versus Year Ended December 31, 2008
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008.

			Increase/	% Increase/
			(Decrease) in	(Decrease) to
	Year Ended December 31,		Dollars to 2009	2009 from
(In Thousands)	2009	2008	from 2008	2008
REVENUES:
Lease Revenues and Fees	$1,310,709	$1,178,719	$131,990	11.2%
Retail Sales	43,394	43,187	207	0.5
Non-Retail Sales	327,999	309,326	18,673	6.0
Franchise Royalties and Fees	52,941	45,025	7,916	17.6
Other	17,744	16,351	1,393	8.5

	1,752,787	1,592,608	160,179	10.1
COSTS AND EXPENSES:
Retail Cost of Sales	25,730	26,379	(649)	(2.5)
Non-Retail Cost of Sales	299,727	283,358	16,369	5.8
Operating Expenses	771,634	705,566	66,068	9.4
Depreciation of Lease Merchandise	474,958	429,907	45,051	10.5
Interest	4,299	7,818	(3,519)	(45.0)

	1,576,348	1,453,028	123,320	8.5

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	176,439	139,580	36,859	26.4

INCOME TAXES	63,561	53,811	9,750	18.1

NET EARNINGS FROM CONTINUING OPERATIONS	112,878	85,769	27,109	31.6

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(277)	4,420	(4,697)	(106.3)

NET EARNINGS	$112,601	$90,189	$22,412	24.9%

Revenues
The 10.1% increase in total revenues, to $1.753 billion in 2009 from $1.593 billion in 2008, was due mainly to a $132.0 million, or 11.2%, increase in lease revenues and fees revenues, plus an $18.7 million increase in non-retail sales. The $132.0 million increase in lease revenues and fees revenues was attributable to our sales and lease ownership division, which had a 8.1% increase in same store revenues during the 24 month period ended December 31, 2009 and added a net 68 company-operated stores since the beginning of 2008.
The 6.0% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $328.0 million in 2009 from $309.3 million in 2008, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at December 31, 2009 was 597, reflecting a net addition of 113 stores since the beginning of 2008.

The 17.6% increase in franchise royalties and fees, to $52.9 million in 2009 from $45.0 million in 2008, primarily reflects an increase in royalty income from franchisees, increasing 15.9% to $42.3 million in 2009 compared to $36.5 million in 2008. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing stores.
Other revenues increased 8.5% to $17.7 million in 2009 from $16.4 million in 2008. Included in other revenues in 2009 is a $7.8 million gain from the sales of the assets of 39 stores. Included in other revenues in 2008 is an $8.5 million gain on the sales of the assets of 41 stores.
Cost of Sales
Cost of sales from retail sales decreased 2.5% to $25.7 million in 2009 compared to $26.4 million in 2008, with retail cost of sales as a percentage of retail sales decreasing to 59.3% and from 61.1% in 2008 as a result of improved pricing and lower product cost.
Cost of sales from non-retail sales increased 5.8%, to $299.7 million in 2009 from $283.4 million in 2008, and as a percentage of non-retail sales, was consistent at 91.4% in 2009 and 91.6% in 2008.
Expenses
Operating expenses in 2009 increased $66.1 million to $771.6 million from $705.6 million in 2008, a 9.4% increase. As a percentage of total revenues, operating expenses were 44.0% for the year ended December 31, 2009, and 44.3% for the comparable period in 2008. Operating expenses decreased as a percentage of total revenues for the year mainly due to increased revenues which primarily resulted from the maturing of new Company-operated sales and lease ownership stores, less new store start-up expenses, and the 8.1% increase in same store revenues previously mentioned. Additionally, the decrease as a percentage of total revenues was related to a reduction in expenses in certain areas.
Depreciation of lease merchandise increased $45.1 million to $475.0 million in 2009 from $429.9 million during the comparable period in 2008, a 10.5% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 36.2% from 36.5% a year ago, primarily due to product mix and lower product cost from favorable purchasing trends.
Interest expense decreased to $4.3 million in 2009 compared with $7.8 million in 2008, a 45.0% decrease. The decrease in interest expense was due to lower debt levels during 2009.
Income tax expense increased $9.8 million to $63.6 million in 2009, compared with $53.8 million in 2008, representing an 18.1% increase. Aaron’s effective tax rate decreased to 36.0% in 2009 from 38.6% in 2008 primarily related to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions due to statue of limitations expiration.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $27.1 million to $112.9 million in 2009 compared with $85.8 million in 2008, representing a 31.6% increase. As a percentage of total revenues, net earnings from continuing operations were 6.4% and 5.4% in 2009 and 2008, respectively. The increase in net earnings from continuing operations was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to an 8.1% increase in same store revenues, and a 17.6% increase in franchise royalties and fees.
Discontinued Operations
Loss from discontinued operations (which represents the loss from the former Aaron’s Corporate Furnishings division), net of tax, was $277,000 in 2009, compared to net earnings of $4.4 million in 2008. Included in the 2008 results is a $1.2 million pre-tax gain on the sale of substantially all of the assets of the Aaron’s Corporate Furnishings division to CORT Business Services Corporation in the fourth quarter of 2008.

Year Ended December 31, 2008 Versus Year Ended December 31, 2007
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2008 and 2007, and the changes in dollars and as a percentage to 2008 from 2007.

			Increase/
			(Decrease) in	% Increase/
	Year Ended December 31,		Dollars to 2008	(Decrease) to
(In Thousands)	2008	2007	from 2007	2008 from 2007
REVENUES:
Lease Revenues and Fees	$1,178,719	$1,045,804	$132,915	12.7%
Retail Sales	43,187	34,591	8,596	24.9
Non-Retail Sales	309,326	261,584	47,742	18.3
Franchise Royalties and Fees	45,025	38,803	6,222	16.0
Other	16,351	14,157	2,194	15.5

	1,592,608	1,394,939	197,669	14.2
COSTS AND EXPENSES:
Retail Cost of Sales	26,379	21,201	5,178	24.4
Non-Retail Cost of Sales	283,358	239,755	43,603	18.2
Operating Expenses	705,566	617,106	88,460	14.3
Depreciation of Lease Merchandise	429,907	391,538	38,369	9.8
Interest	7,818	7,587	231	3.0

	1,453,028	1,277,187	175,841	13.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	139,580	117,752	21,828	18.5

INCOME TAXES	53,811	44,327	9,484	21.4

NET EARNINGS FROM CONTINUING OPERATIONS	85,769	73,425	12,344	16.8

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	4,420	6,850	(2,430)	(35.5)

NET EARNINGS	$90,189	$80,275	$9,914	12.4%

Revenues
The 14.2% increase in total revenues, to $1.593 billion in 2008 from $1.395 billion in 2007, was due mainly to a $132.9 million, or 12.7%, increase in lease revenues and fees, plus a $47.7 million increase in non-retail sales. The $132.9 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 3.1% increase in same store revenues during the 24 month period ended December 31, 2008 and added 192 company-operated stores since the beginning of 2007.
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
As a percentage of total revenues, operating expenses were 44.3% for the year ended December 31, 2008 and 44.2% for the comparable period in 2007. Operating expenses increased slightly as a percentage of total revenues in 2008 mainly due to the addition of 192 company-operated stores since the beginning of 2007.
Depreciation of lease merchandise increased $38.4 million to $429.9 million in 2008 from $391.5 million during the comparable period in 2007, a 9.8% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 36.5% from 37.4% a year ago, primarily due to product mix and lower product cost from favorable purchasing trends.
Interest expense increased to $7.8 million in 2008 compared with $7.6 million in 2007, a 3.0% increase. The increase in interest expense was primarily due to higher debt levels on average throughout 2008.
Income tax expense increased $9.5 million to $53.8 million in 2008 compared with $44.3 million in 2007, representing a 21.4% increase. Aaron’s effective tax rate was 38.6% in 2008 compared with 37.6% in 2007 due to higher state income taxes.
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
Discontinued Operations
Earnings from discontinued operations (which represents earnings from the former Aaron’s Corporate Furnishings division), net of tax, were $4.4 million in 2008, compared to $6.9 million in 2007. Included in the 2008 results is a $1.2 million pre-tax gain on the sale of substantially all of the assets of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008. Operating results in the fourth quarter of 2008 declined significantly from announcement of the transaction until the sale was consummated on November 6, 2008.

Balance Sheet
Cash and Cash Equivalents. The Company’s cash balance increased to $109.7 million at December 31, 2009 from $7.4 million at December 31, 2008. The increase in our cash balance is due to cash flow generated from operations, less cash used by investing and financing activities of $102.6 million. For additional information, refer to the “Liquidity and Capital Resources” section below.
Lease Merchandise. The increase of $1.3 million in lease merchandise, net of accumulated depreciation, to $682.4 million at December 31, 2009 from $681.1 million at December 31, 2008, is primarily the result of continued revenue growth of new and existing company-operated stores, partially offset by lower product costs.
Property, Plant and Equipment. The increase of $3.2 million in property, plant and equipment, net of accumulated depreciation, to $227.6 million at December 31, 2009 from $224.4 million at December 31, 2008, is primarily the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2008. In 2009, the Company recorded an impairment charge of $3.0 million on certain properties and land parcels and an impairment charge of $1.3 million related to certain leasehold improvements in the Aaron’s Office Furniture stores. The Company also recorded an $838,000 impairment loss on certain leasehold assets in 2008.
Goodwill. The $8.4 million increase in goodwill, to $194.4 million on December 31, 2009 from $186.0 million on December 31, 2008, is the result of a series of acquisitions of sales and lease ownership businesses. During 2009, the Company acquired a total of 44 stores. The aggregate purchase price for these asset acquisitions totaled $25.2 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.
Other Intangibles, Net. The $2.3 million decrease in other intangibles, to $5.2 million on December 31, 2009 from $7.5 million on December 31, 2008, is the result of amortization of certain finite-life intangible assets, net of acquisitions of sales and lease ownership businesses mentioned above.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $31.3 million to $36.1 million at December 31, 2009 from $67.4 million at December 31, 2008, primarily as a result of a decrease in prepaid income taxes.
Accounts Payable and Accrued Expenses. The increase of $3.4 million in accounts payable and accrued expenses, to $177.3 million at December 31, 2009 from $173.9 million at December 31, 2008, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The increase of $15.0 million in deferred income taxes payable to $163.7 million at December 31, 2009 from $148.6 million at December 31, 2008 is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009.
Credit Facilities and Senior Notes. The $59.8 million decrease in the amounts we owe under our credit facilities to $55.0 million on December 31, 2009 from $114.8 million on December 31, 2008, reflects net payments under our revolving credit facility during 2009. Additionally, we made $22.0 million in scheduled repayments on our senior unsecured notes in 2009.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the year ended December 31, 2009 and 2008 were $193.7 million and $79.3 million, respectively. Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $9.5 million in 2009, $28.5 million in 2008 and $20.4 million in 2007. Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $32.0 million in 2009, $22.7 million in 2008 and $6.9 million in 2007. The amount of lease merchandise sold in these sales and shown under investing activities was $16.3 million in 2009, $11.7 million in 2008 and $3.5 million in 2007. In addition, in 2008 the proceeds from the sale of the Aaron’s Corporate Furnishings division shown under investing activities were $76.4 million.

Our cash flows include profits on the sale of lease return merchandise. Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As Aaron’s continues to grow, the need for additional lease merchandise will continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise;

•	private debt offerings; and

•	stock offerings.
At December 31, 2009, there was no balance under our revolving credit agreement. The credit facilities balance decreased by $35.0 million in 2009 as a result of net payments made on our credit facility during the period. On May 23, 2008, we entered into a new revolving credit agreement which replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013 and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million.
We have $36.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were made in 2008 and 2009, and are due in equal $12.0 million annual installments until maturity.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2009 and believe that we will continue to be in compliance in the future.
We purchase our common shares in the market from time to time as authorized by our board of directors. We did not repurchase shares during 2009 and have authority remaining to purchase 3,920,413 shares.
We have a consistent history of paying dividends, having paid dividends for 22 consecutive years. A $.016 per share dividend on Common Stock and Class A Common Stock was paid in January 2008, April 2008, July 2008, and October 2008 for a total cash outlay of $3.4 million in 2008. Our board of directors increased the dividend 6.3% for the fourth quarter of 2008 on November 5, 2008 to $.017 per share from the previous quarterly dividend of $.016 per share. A $.017 per share dividend on Common Stock and Class A Common Stock was paid in January 2009, April 2009, July 2009, and October 2009 for a total cash outlay of $3.7 million in 2009. Our board of directors increased the dividend 5.9% for the fourth quarter of 2009 to $.018 per share from the previous quarterly dividend of $.017 per share. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit and proceeds from the sale of lease return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 24 months. We believe we can secure these additional sources of capital in the ordinary course of business at terms which are acceptable to us. However, if the credit and capital markets experience disruptions like those that began in the second half of 2008, we may not be able to obtain access to capital at as favorable costs as we have historically been able to, and some forms of capital may not be available at all.

Commitments
Income Taxes. During 2009, we made $15.3 million in income tax payments. During 2010, we anticipate that we will make cash payments for income taxes approximating $120 million.
The Economic Stimulus Act of 2008 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008. Accordingly, our cash flow benefited in 2008 from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimated that our 2008 operating cash flow increased by approximately $62.0 million as a result of the Economic Stimulus Act of 2008, with the associated deferral generally expected to begin to reverse over a three year period beginning in 2009. However, in February 2009 the American Recovery and Reinvestment Act of 2009 was signed into law which extended the bonus depreciation provision of the Economic Stimulus Act of 2008 by continuing the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2009. We estimate the cash tax benefit of the American Recovery and Reinvestment Act of 2009 to be approximately $63.0 million, of which approximately $49.0 million offset the 2008 deferral that reverses in 2009, and the remaining $14.0 million increased our 2009 operating cash flow. We estimate that at December 31, 2009 the remaining tax deferral associated with the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 is approximately $76.0 million of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2009, are shown in the below table under “Contractual Obligations and Commitments.”
We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are 11 Aaron’s executive officers and its controlling shareholder, with no individual, including the controlling shareholder, owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from Aaron’s in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to Aaron’s for a 15-year term, with a five-year renewal at Aaron’s option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from Aaron’s in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to Aaron’s for a 15-year term at an aggregate annual lease of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.
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

Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. At December 31, 2009, the portion that the Company might be obligated to repay in the event franchisees defaulted was $128.8 million. Of this amount, approximately $120.2 million represents franchise borrowings outstanding under the franchisee loan program and approximately $8.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan and guaranty program. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied.
We have no long-term commitments to purchase merchandise. See Note F to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2009:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$39,310	$12,006	$24,003	$—	$3,301
Capital Leases	15,734	1,185	2,609	2,936	9,004
Operating Leases	457,819	89,962	129,363	81,586	156,908
Purchase Obligations	22,988	11,408	11,380	200	—

Total Contractual Cash Obligations	$535,851	$114,561	$167,355	$84,722	$169,213

The following table shows the Company’s approximate commercial commitments as of December 31, 2009:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$128,767	$126,675	$511	$1,581	$—
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
Deferred income tax liabilities as of December 31, 2009 were approximately $163.7 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Recent Accounting Pronouncements
We are not aware of any recent accounting pronouncements that will materially impact the Company’s Consolidated Financial Statements in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2009, we had $36.0 million of senior unsecured notes outstanding at a fixed rate of 5.03%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2009, a hypothetical 1.0% increase or decrease in interest rates would not be material.
We do not use any market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors and Shareholders of Aaron’s, Inc.
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Aaron’s, Inc.
We have audited Aaron’s, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Aaron’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 26, 2010

Management Report on Internal Control Over Financial Reporting
Management of Aaron’s, Inc.(the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 26, 2010, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$109,685	$7,376
Accounts Receivable (net of allowances of $4,157 in 2009 and $4,040 in 2008)	66,095	59,513
Lease Merchandise	1,122,954	1,074,831
Less: Accumulated Depreciation	(440,552)	(393,745)

	682,402	681,086
Property, Plant and Equipment, Net	227,616	224,431
Goodwill, Net	194,376	185,965
Other Intangibles, Net	5,200	7,496
Prepaid Expenses and Other Assets	36,082	67,403

Total Assets	$1,321,456	$1,233,270

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$177,284	$173,926
Dividends Payable	—	910
Deferred Income Taxes Payable	163,670	148,638
Customer Deposits and Advance Payments	38,198	33,435
Credit Facilities	55,044	114,817

Total Liabilities	434,196	471,726

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 48,439,602 at December 31, 2009 and 2008	24,220	24,220
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 12,063,856 at December 31, 2009 and 2008	6,032	6,032
Additional Paid-in Capital	211,795	194,317
Retained Earnings	694,689	585,827
Accumulated Other Comprehensive Loss	(101)	(1,447)

	936,635	808,949

Less: Treasury Shares at Cost,
Common Stock, 1,958,214 and 3,104,146 Shares at December 31, 2009 and 2008, respectively	(18,203)	(29,877)
Class A Common Stock, 4,307,117 and 3,748,860 Shares at December 31, 2009 and 2008, respectively	(31,172)	(17,528)

Total Shareholders’ Equity	887,260	761,544

Total Liabilities & Shareholders’ Equity	$1,321,456	$1,233,270

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In Thousands, Except Per Share)
REVENUES:
Lease Revenues and Fees	$1,310,709	$1,178,719	$1,045,804
Retail Sales	43,394	43,187	34,591
Non-Retail Sales	327,999	309,326	261,584
Franchise Royalties and Fees	52,941	45,025	38,803
Other	17,744	16,351	14,157

	1,752,787	1,592,608	1,394,939
COSTS AND EXPENSES:
Retail Cost of Sales	25,730	26,379	21,201
Non-Retail Cost of Sales	299,727	283,358	239,755
Operating Expenses	771,634	705,566	617,106
Depreciation of Lease Merchandise	474,958	429,907	391,538
Interest	4,299	7,818	7,587

	1,576,348	1,453,028	1,277,187

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	176,439	139,580	117,752

INCOME TAXES	63,561	53,811	44,327

NET EARNINGS FROM CONTINUING OPERATIONS	112,878	85,769	73,425

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(277)	4,420	6,850

NET EARNINGS	$112,601	$90,189	$80,275

EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$2.09	$1.61	$1.35

EARNINGS PER SHARE FROM CONTINUING OPERATIONS ASSUMING DILUTION	$2.07	$1.58	$1.33

(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$(.01)	$.08	$.13

(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS ASSUMING DILUTION	$(.01)	$.08	$.13

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated Other
								Comprehensive (Loss) Income
					Additional			Foreign
	Treasury Stock		Common Stock		Paid-in	Retained	Comprehensive	Currency	Marketable
(In Thousands, Except Per Share)	Shares	Amount	Common	Class A	Capital	Earnings	Income	Translation	Securities
Balance, January 1, 2007	(6,364)	$(32,194)	$24,220	$6,032	$183,966	$424,991	$	$	$
Reacquired Shares	(692)	(13,401)
Dividends, $.061 Per share						(3,307)
Stock-Based Compensation					3,067
Reissued Shares	160	1,121			1,542
Net Earnings From Continuing Operations						73,425	73,425
Net Earnings From Discontinued Operations						6,850	6,850
Reserve for Uncertain Tax Positions						(2,850)
Foreign Currency Translation Adjustment							6	6	—
Change in Fair Value of Financial Instruments, Net of Income Taxes of $46							(88)		(88)

Comprehensive Income							$80,193

Balance, December 31, 2007	(6,896)	(44,474)	24,220	6,032	188,575	499,109		6	(88)
Dividends, $.065 per share						(3,471)
Stock-Based Compensation					2,523
Reissued Shares	431	4,598			3,219
Repurchased Shares	(388)	(7,529)
Net Earnings From Continuing Operations						85,769	85,769
Net Earnings From Discontinued Operations						4,420	4,420
Foreign Currency Translation Adjustment							(1,365)	(1,365)	—

Comprehensive Income							$88,824

Balance, December 31, 2008	(6,853)	(47,405)	24,220	6,032	194,317	585,827		(1,359)	(88)
Dividends, $.069 per share						(3,739)
Stock-Based Compensation					3,565
Exchange of Common Stock for Class A Common Stock	(96)	(9,073)			9,073
Reissued Shares	684	7,103			4,840
Net Earnings From Continuing Operations						112,878	112,878
Loss From Discontinued Operations						(277)	(277)
Foreign Currency Translation Adjustment							1,346	1,346	—

Comprehensive Income							$113,947

Balance, December 31, 2009	(6,265)	$(49,375)	$24,220	$6,032	$211,795	$694,689		$(13)	$(88)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$112,878	$85,769	$73,425
Depreciation of Lease Merchandise	474,958	429,907	391,538
Other Depreciation and Amortization	44,413	41,486	37,289
Additions to Lease Merchandise	(847,094)	(865,881)	(676,477)
Book Value of Lease Merchandise Sold or Disposed	363,975	330,032	293,766
Change in Deferred Income Taxes	15,032	66,345	(11,394)
Loss (Gain) on Sale of Property, Plant, and Equipment	1,136	1,725	(4,685)
Gain on Asset Dispositions	(7,826)	(8,490)	(2,919)
Change in Income Tax Receivable	28,443	(28,443)	—
Change in Accounts Payable and Accrued Expenses	2,014	35,384	19,897
Change in Accounts Receivable	(6,582)	(13,219)	(8,057)
Excess Tax Benefits From Stock-Based Compensation	(3,909)	(1,767)	(789)
Change in Other Assets	3,356	(941)	(8,077)
Change in Customer Deposits	4,763	4,845	3,022
Stock-Based Compensation	3,696	1,421	1,719
Other Changes, Net	4,441	1,078	(1,851)

Cash Provided by Operating Activities	193,694	79,251	106,407

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(83,140)	(74,924)	(140,019)
Acquisitions of Businesses and Contracts	(25,202)	(80,935)	(56,936)
Proceeds from Dispositions of Businesses and Contracts	32,042	99,152	6,851
Proceeds from Sale of Property, Plant, and Equipment	37,533	54,546	35,725

Cash Used by Investing Activities	(38,767)	(2,161)	(154,379)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	57,383	536,469	513,838
Repayments on Credit Facilities	(117,156)	(607,484)	(457,980)
Dividends Paid	(4,649)	(3,430)	(3,249)
Excess Tax Benefits From Stock-Based Compensation	3,909	1,767	789
Acquisition of Treasury Stock	—	(7,529)	(13,401)
Issuance of Stock Under Stock Option Plans	8,172	6,476	2,930

Cash (Used by) Provided by Financing Activities	(52,341)	(73,731)	42,927

DISCONTINUED OPERATIONS:
Operating Activities	(277)	(3,512)	3,428
Investing Activities	—	2,739	(1,271)

Cash (Used by) Provided by Discontinued Operations	(277)	(773)	2,157

Increase (Decrease) in Cash and Cash Equivalents	102,309	2,586	(2,888)
Cash and Cash Equivalents at Beginning of Year	7,376	4,790	7,678

Cash and Cash Equivalents at End of Year	$109,685	$7,376	$4,790

Cash Paid During the Year:
Interest	$4,591	$8,869	$8,548
Income Taxes	15,286	29,186	50,931
The accompanying notes are an integral part of the Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies
As of December 31, 2009 and 2008, and for the Years Ended December 31, 2009, 2008 and 2007.
Basis of Presentation — The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles - Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References previously made to FASB guidance throughout this document have been updated for the Codification.
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
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, Aaron’s Office Furniture was reclassified from the Sales and Lease Ownership Segment to the Other Segment. Refer to Note K for the segment disclosure.
The Company evaluated subsequent events through February 26, 2010 which represents the date the financial statements were issued.
Line of Business — The Company is engaged in the business of leasing and selling residential and office furniture, consumer electronics, appliances, computers, and other merchandise throughout the U.S. and Canada. The Company manufactures furniture principally for its stores.
Lease Merchandise — The Company’s lease merchandise consists primarily of residential and office furniture, consumer electronics, appliances, computers, and other merchandise and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership division depreciates merchandise over the lease agreement period, generally 12 to 24 months when on rent and 36 months when not on lease, to a 0% salvage value. The office furniture stores depreciate merchandise over the lease ownership agreement period, generally 12 to 24 months when leased, and 60 months when not leased, or when on a rent-to-rent agreement, to 0% salvage value. The Company’s policies require weekly lease merchandise counts by store managers, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times a year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.

All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $38.3 million, $34.5 million and $29.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
Cash and Cash Equivalents — The Company classifies as cash highly liquid investments with maturity dates of less than three months when purchased.
Accounts Receivable — The Company maintains an allowance for doubtful accounts. The reserve for returns is calculated based on the historical collection experience associated with lease receivables. The Company’s policy is to write off lease receivables that are 60 days or more past due.
The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2009	2008	2007

Beginning Balance	$4,040	$4,014	$2,773
Accounts written off	(20,352)	(18,876)	(18,509)
Provision	20,469	18,902	19,750

Ending Balance	$4,157	$4,040	$4,014

Property, Plant and Equipment — The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from eight to 40 years for buildings and improvements and from one to five years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense, included in operating expenses in the accompanying consolidated statements of earnings, for property, plant and equipment was $40.7 million, $38.4 million and $34.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Goodwill and Other Intangibles — Goodwill represents the excess of the purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired in connection with business acquisitions. The Company has elected to perform its annual impairment evaluation as of September 30. Based on the evaluation, there was no impairment as of September 30, 2009. More frequent evaluations are completed if indicators of impairment become evident. Other intangibles represent the value of customer relationships acquired in connection with business acquisitions, acquired franchise development rights and non-compete agreements, recorded at fair value as determined by the Company. As of December 31, 2009 and 2008, net intangibles other than goodwill were $5.2 million and $7.5 million, respectively. The customer relationship intangible is amortized on a straight-line basis over a two-year useful life. Acquired franchise development rights are amortized over the unexpired life of the franchisee’s ten year area development agreement. The non-compete intangible is amortized on a straight-line basis over a three year useful life. Amortization expense on intangibles, included in operating expenses in the accompanying consolidated statements of earnings, was $3.8 million, $3.0 million and $2.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.
The following is a summary of the Company’s goodwill in its sales and lease ownership segment at December 31:

(In Thousands)	2009	2008

Beginning Balance	$185,965	$141,894
Additions	12,947	44,071
Disposals	(4,536)	—

Ending Balance	$194,376	$185,965

Impairment — The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. When it is determined that the carrying value of the assets are not recoverable, the Company compares the carrying value of the assets to their fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying value exceeds the fair value of the asset is recognized as an impairment loss. The Company performed an impairment analysis on the Aaron’s Office Furniture long-lived assets in the third quarter of 2009 due to continuing negative performance. As a result, the Company also recorded an impairment charge of $1.3 million within operating expenses related primarily to the impairment of leasehold improvements in the Aaron’s Office Furniture stores. In addition, the Company recorded an $865,000 write-down to certain office furniture lease merchandise in 2009 within operating expenses. The impairment charge and inventory write-down are included in the other segment.

The Company also recorded an impairment charge of $3.0 million within operating expenses in 2009 which relates primarily to the impairment of various land outparcels and buildings included in our sales and lease ownership segment that the Company decided not to utilize for future expansion. In 2008, the Company recorded an impairment charge of $838,000 within operating expenses which related primarily to the impairment of leasehold improvements in several of our RIMCO stores included in our sales and lease ownership segment.
Fair Value of Financial Instruments — The fair values of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature.
Deferred Income Taxes — Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Revenue Recognition — Lease revenues are recognized as revenue in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue. Until all payments are received under sales and lease ownership agreements, the Company maintains ownership of the lease merchandise. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer. Refer to Note I for discussion of recognition of other franchise-related revenues. The Company presents sales net of sales taxes.
Cost of Sales — Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs — The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $55.0 million in 2009, $55.1 million in 2008 and $48.1 million in 2007.
Advertising — The Company expenses advertising costs as incurred. Advertising costs are recorded as expenses the first time an advertisement appears. Such costs aggregated to $31.0 million in 2009, $28.5 million in 2008 and $29.4 million in 2007. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $23.4 million in 2009, $24.7 million in 2008 and $20.1 million in 2007. The prepaid advertising asset was $2.6 million and $1.5 million at December 31, 2009 and 2008, respectively.
Stock-Based Compensation — The Company has stock-based employee compensation plans, which are more fully described in Note H below. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”).
Insurance Reserves — Estimated insurance reserves are accrued primarily for group health and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analyses of the projected claims run off for both reported and incurred but not reported claims.
Comprehensive Income — For the years ended December 31, 2009, 2008 and 2007, comprehensive income totaled $113.9 million, $88.8 million and $80.2 million, respectively.
Foreign Currency Translation — Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.

New Accounting Pronouncements - The pronouncements that the Company adopted in 2009 did not have a material impact on the consolidated financial statements.
Note B: Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the year, which were approximately 54,092,000 shares in 2009, 53,409,000 shares in 2008, and 54,163,000 shares in 2007. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 442,000 in 2009, 683,000 in 2008, and 809,000 in 2007.
The Company has issued restricted stock awards under its stock incentive plan whereby shares vest upon satisfaction of certain performance conditions. As of December 31, 2009, only a portion of the performance conditions had been met, and therefore only a portion of these shares have been included in the computation of diluted earnings per share. The effect of restricted stock increased weighted average shares outstanding by 100,000 in 2009, 97,000 in 2008 and 110,000 in 2007.
Note C: Property, Plant and Equipment
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2009	2008
Land	$44,457	$45,880
Buildings and Improvements	99,484	89,987
Leasehold Improvements and Signs	84,101	81,981
Fixtures and Equipment	90,625	80,334
Assets Under Capital Lease:
with Related Parties	8,501	9,332
with Unrelated Parties	10,564	9,946
Construction in Progress	11,900	15,241

	349,632	332,701
Less: Accumulated Depreciation and Amortization	(122,016)	(108,270)

	$227,616	$224,431

Amortization expense on assets recorded under capital leases is included in operating expenses.
Note D: Credit Facilities
Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2009	2008
Bank Debt	$—	$35,000
Senior Unsecured Notes	36,000	58,000
Capital Lease Obligation:
with Related Parties	7,775	9,138
with Unrelated Parties	7,959	8,677
Other Debt	3,310	4,002

	$55,044	$114,817

Bank Debt — The Company has a revolving credit agreement with several banks providing for unsecured borrowings up to $140.0 million. Amounts borrowed bear interest at the lower of the lender’s prime rate or LIBOR plus 87.5 basis points. The pricing under a working capital line is based upon overnight bank borrowing rates. At December 31, 2009, there was a zero balance under our revolving credit agreement. At December 31, 2008, $35.0 million (bearing interest at 1.37%) was outstanding under the revolving credit agreement. The Company pays a .20% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement was 1.23% in 2009, 3.66% in 2008 and 5.99% in 2007. The revolving credit agreement expires May 23, 2013.

The revolving credit agreement contains financial covenants which, among other things, forbid the Company from exceeding certain debt to equity levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. At December 31, 2009, $166.9 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.
Senior Unsecured Notes — On August 14, 2002, the Company sold $50.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The unsecured notes bore interest at a rate of 6.88% per year. Quarterly interest only payments at an annual rate of 6.88% were due for the first two years followed by annual $10,000,000 principal repayments plus interest for the five years thereafter. The notes were paid in full by the Company upon their maturity on August 13, 2009.
On July 27, 2005, the Company sold $60.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments were due quarterly for the first two years, followed by annual $12 million principal repayments plus interest for the five years thereafter. The related note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants substantially similar to the covenants in the Company’s, revolving credit facility. At December 31, 2009 there was $36.0 million outstanding under the July 2005 senior unsecured notes.
At December 31, 2009, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.
Capital Leases with Related Parties — In October and November 2004, the Company sold eleven properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s Chairman and controlling shareholder. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $716,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $556,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 11.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Other Debt — Other debt at December 31, 2009 and 2008 includes $3.3 million of industrial development corporation revenue bonds. The weighted average borrowing rate on these bonds in 2009 was 0.66%. No principal payments are due on the bonds until maturity in 2015.
Future maturities under the Company’s long-term debt and capital lease obligations are as follows:

(In Thousands)
2010	$13,191
2011	13,333
2012	13,278
2013	1,399
2014	1,537
Thereafter	12,306

$55,044

Note E: Income Taxes
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2009	2008	2007
Current Income Tax Expense (Benefit):
Federal	$40,697	$(26,324)	$49,409
State	7,832	5,062	6,107

	48,529	(21,262)	55,516
Deferred Income Tax Expense (Benefit):
Federal	15,169	73,375	(10,070)
State	(137)	1,698	(1,119)

	15,032	75,073	(11,189)

	$63,561	$53,811	$44,327

The Company generated a net operating loss (“NOL”) of approximately $39.2 million in 2008 as a result of favorable deductions related to bonus depreciation and fully utilized this NOL in 2009.
Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2009	2008
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$175,293	$163,707
Other, Net	19,449	15,937

Total Deferred Tax Liabilities	194,742	179,644
Deferred Tax Assets:
Accrued Liabilities	10,848	14,638
Advance Payments	14,242	12,378
Other, Net	6,436	3,990

Total Deferred Tax Assets	31,526	31,006
Less Valuation Allowance	(454)	—

Net Deferred Tax Liabilities	$163,670	$148,638

The Company’s effective tax rate differs from the statutory U.S. Federal income tax rate for the years ended December 31 as follows:

	2009	2008	2007
Statutory Rate	35.0%	35.0%	35.0%
Increases in U.S. Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.8	3.1	2.6
Other, Net	(1.8)	.4	.0

Effective Tax Rate	36.0%	38.5%	37.6%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2006. The decrease in the effective rate in 2009 was due to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions.

The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2009	2008	2007
Balance at January 1,	$3,110	$3,482	$3,159
Additions based on tax positions related to the current year	172	119	178
Additions for tax positions of prior years	523	559	343
Prior year reductions	(46)	(349)	—
Statute expirations	(2,231)	(176)	(61)
Settlements	(186)	(525)	(137)

Balance at December 31,	$1,342	$3,110	$3,482

As of December 31, 2009 and 2008, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.1 million and $3.3 million, respectively, including interest and penalties. During the years ended December 31, 2009 and 2008, the Company recognized interest and penalties of $276,000 and $435,000, respectively. The Company had $349,000 and $877,000 of accrued interest and penalties at December 31, 2009 and 2008, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Note F: Commitments and Contingencies
The Company leases warehouse and retail store space for most of its operations under operating leases expiring at various times through 2028. The Company also leases certain properties under capital leases that are more fully described in Note D. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or five years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2009, are as follows:

(In Thousands)
2010	$89,962
2011	71,743
2012	57,620
2013	45,940
2014	35,645
Thereafter	156,909

2014	$457,819

The Company has guaranteed certain debt obligations of some of the franchisees amounting to $128.8 million and $95.6 million at December 31, 2009 and 2008, respectively. Of this amount, approximately $120.2 million represents franchise borrowings outstanding under the franchise loan program and approximately $8.6 million represents franchise borrowings under other debt facilities at December 31, 2009. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied. The Company has recourse rights to the assets securing the debt obligations. As a result, the Company has never incurred any, nor does management expect to incur any, significant losses under these guarantees.
Rental expense was $88.1 million in 2009, $81.8 million in 2008, and $70.8 million in 2007.
At December 31, 2009, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $23.0 million. Payments under these commitments are scheduled to be $11.4 million in 2010, $11.4 million in 2011, and $200,000 in 2012.
The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. The plan allows employees to contribute up to 10% of their annual compensation with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $844,000 in 2009, $775,000 in 2008, and $806,000 in 2007.

The Company is a party to various claims and legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
The Company does not currently believe its exposure to loss under any claim is probable, nor can management estimate a range of amounts of loss that is reasonably possible. Notwithstanding the foregoing, the Company is currently a party to the following proceeding:
In Kunstmann et al v. Aaron Rents, Inc. pending in the United States District Court, Northern District of Alabama (the “court”), plaintiffs have alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The potential class is an estimated 2,600 individuals. Those individuals who affirmatively opt to join the class may be required to travel at their own expense to Alabama for discovery purposes and/or trial. The court’s class certification ruling is procedural only and does not address the merits of the plaintiffs’ claims.
The Company believes it has meritorious defenses to the proceeding described above, and intends to vigorously defend itself against it. However, this proceeding is still developing, and due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in this proceeding, or in others to which it is currently a party. Substantial losses from this proceeding could have a material adverse impact upon the Company’s business, financial position or results of operations. In addition, the Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances. The Company believes it has recorded an adequate reserve for contingencies at December 31, 2009 and 2008.
Note G: Shareholders’ Equity
The Company held 6,265,331 shares in its treasury and was authorized to purchase an additional 3,920,413 shares at December 31, 2009. The Company’s articles of incorporation provide that no cash dividends may be paid on the Class A Common Stock unless equal or higher dividends are paid on the Common Stock. The Company did not repurchase any shares of its capital stock on the open market in 2009.
If the number of the Class A Common Stock (voting) falls below 10% of the total number of outstanding shares of the Company, the Common Stock (non-voting) automatically converts into Class A Common Stock (voting). The Common Stock may convert to Class A Common Stock in certain other limited situations whereby a national securities exchange rule might cause the Board of Directors to issue a resolution requiring such conversion. The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. No preferred shares have been issued.
Note H: Stock Options and Restricted Stock
The Company’s outstanding stock options are exercisable for the Company’s Common Stock (non-voting). The Company estimates the fair value for the options on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes that the historical experience method is the best estimate of future exercise and forfeiture patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term. Shares are issued from the Company’s treasury shares upon share option exercises.

The results of operations for the year ended December 31, 2009, 2008 and 2007 include $2.4 million, $1.4 million and $1.9 million, respectively, in compensation expense related to unvested grants. At December 31, 2009, there was $4.6 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 3.8 years. Excess tax benefits of $3.9 million and $1.8 million are included in cash provided by financing activities for the year ended December 31, 2009 and 2008, respectively. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.
Under the Company’s stock option plans, options granted to date become exercisable after a period of two to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service.
The Company did not grant any stock options in 2009. The Company granted 1,016,000 and 337,500 stock options during 2008 and 2007, respectively. The weighted average fair value of options granted was $8.62 in 2008 and $10.79 in 2007. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008 and 2007, respectively: risk-free interest rate 3.47% and 5.11%; a dividend yield of .25% and .24%; a volatility factor of the expected market price of the Company’s Common Stock of .38 and .39; weighted average assumptions of forfeiture rate 11.77% and 6.82%; and weighted average expected life of the option five and eight years. The aggregate intrinsic value of options exercised was $13.1 million, $6.4 million and $2.9 million in 2009, 2008 and 2007, respectively. The total fair value of options vested was $1.0 million and $6.6 million in 2008 and 2007, respectively.
Income tax benefits resulting from stock option exercises credited to additional paid-in capital totaled $4.8 million, $3.2 million, and $1.5 million, in 2009, 2008 and 2007, respectively.
The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	December 31, 2009	Life (in years)	Exercise Price	December 31, 2009	Exercise Price
$5.72-10.00	111,500	2.65	$8.58	111,500	$8.58
10.01-15.00	241,000	3.82	14.53	241,000	14.53
15.01-20.00	171,750	4.18	17.74	171,750	17.74
20.01-24.94	1,640,196	7.64	21.34	407,196	21.91

5.72-24.94	2,164,446	6.69	19.64	931,446	17.64

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average	Aggregate	Weighted
	Options	Weighted Average	Remaining	Intrinsic Value	Average Fair
	(In Thousands)	Exercise Price	Contractual Term	(in Thousands)	Value
Outstanding at January 1, 2009	2,921	$17.39		$26,954	$7.69
Granted	—	—		—	—
Exercised	(680)	12.02		(13,076)	4.49
Forfeited	(77)	21.04		(499)	8.99

Outstanding at December 31, 2009	2,164	19.64	6.69 years	17,509	8.65

Exercisable at December 31, 2009	931	17.64	4.18 years	9,402	8.03

The weighted average fair value of unvested options was $9.12 as of December 31, 2009 and 2008. The weighted average fair value of options that vested during 2009, 2008 and 2007 was $8.03, $6.54 and $6.57, respectively.
Shares of restricted stock may be granted to employees and directors and typically vest over approximately three years. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Total compensation expense related to restricted stock was $1.3 million, $1.5 million and $1.7 million in 2009, 2008 and 2007, respectively.

The following table summarizes information about restricted stock activity:

	Restricted Stock	Weighted Average
	(In Thousands)	Grant Price
Outstanding at January 1, 2009	206	$25.40
Granted	—	—
Vested	—	—
Forfeited	(11)	25.40

Outstanding at December 31, 2009	195	$25.40

Note I: Franchising of Aaron’s Sales and Lease Ownership Stores
The Company franchises Aaron’s Sales & Lease Ownership stores. As of December 31, 2009 and 2008, 866 and 786 franchises had been granted, respectively. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales & Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees received before the substantial completion of the Company’s obligations are deferred. Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees.
Franchise agreement fee revenue was $3.8 million, $3.2 million and $3.4 million and royalty revenue was $42.3 million, $36.5 million and $29.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Deferred franchise and area development agreement fees, included in customer deposits and advance payments in the accompanying consolidated balance sheets, were $5.3 and $5.7 million at December 31, 2009 and 2008, respectively.
Franchised Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(unaudited)	2009	2008	2007
Franchised stores open at January 1,	504	484	441
Opened	84	56	65
Added through acquisition	0	12	9
Purchased from the Company	37	27	11
Purchased by the Company	(19)	(66)	(39)
Closed	(9)	(9)	(3)

Franchised stores open at December 31,	597	504	484

Company-operated Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(unaudited)	2009	2008	2007
Company-operated stores open at January 1,	1,037	1,014	845
Opened	85	54	145
Added through acquisition	19	66	39
Closed, sold or merged	(59)	(97)	(15)

Company-operated stores open at December 31,	1,082	1,037	1,014

In 2009, the Company acquired the lease contracts, merchandise and other related assets of 45 stores, including 19 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 29 stores. In 2008, the Company acquired the lease contracts, merchandise and other related assets of 95 stores, including 66 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 68 stores. In 2007, the Company acquired the lease contracts, merchandise and other related assets of 77 stores, including 39 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 51 stores.

Note J: Acquisitions and Dispositions
During 2009, the Company acquired the lease contracts, merchandise and other related assets of a net of 29 sales and lease ownership stores for an aggregate purchase price of $25.2 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $9.5 million for lease merchandise, $712,000 for fixed assets and $28,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2009, representing goodwill, was $12.0 million. The fair value of acquired separately identifiable intangible assets included $1.1 million for customer lists, $695,000 for non-compete intangibles and $477,000 for acquired franchise development rights. The estimated amortization of these customer lists and acquired franchise development rights in future years approximates $1.2 million, $724,000, $174,000, $58,000 and $51,000 for 2010, 2011, 2012, 2013 and 2014, respectively. The purchase price allocations for certain acquisitions during the fourth quarter of 2009 are preliminary pending finalization of the Company’s assessment of the fair values of tangible assets acquired.
During 2008, the Company acquired the lease contracts, merchandise and related assets of a net of 68 sales and lease ownership stores for an aggregate purchase price of $79.8 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $28.5 million for lease merchandise, $2.1 million for fixed assets, and $66,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2008, representing goodwill, was $44.1 million. The fair value of acquired separately identifiable intangible assets included $4.3 million for customer lists and $1.9 million for acquired franchise development rights.
During 2007, the Company acquired the lease contracts, merchandise, and other related assets of a net of 39 sales and lease ownership stores for an aggregate purchase price of $57.3 million. Fair value of acquired tangible assets included $20.4 million for lease merchandise, $2.2 million for fixed assets, and $241,000 for other assets. Fair value of liabilities assumed approximated $499,000. The excess cost over the fair value of the assets and liabilities acquired in 2007, representing goodwill, was $31.3 million. The fair value of acquired separately identifiable intangible assets included $2.7 million for customer lists and $1.1 million for acquired franchise development rights.
Acquisitions have been accounted for as purchases, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2009, 2008 and 2007 consolidated financial statements was not significant.
The Company sold 37, 27 and 11 of its sales and lease ownership locations to franchisees in 2009, 2008 and 2007, respectively. The effect of these sales on the consolidated financial statements was not significant.
Note K: Segments
Description of Products and Services of Reportable Segments
Aaron’s, Inc. has three reportable segments: sales and lease ownership, franchise and manufacturing. During 2008, the Company sold its corporate furnishings division. The sales and lease ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The Company’s franchise operation sells and supports franchisees of its sales and lease ownership concept. The manufacturing division manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The Company has elected to aggregate certain operating segments.
Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.
•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2.3% in 2009, 2008 and 2007.
•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.

•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments based on relative total assets.
Revenues in the “Other” category are primarily revenues of the Aaron’s Office Furniture division, from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes, and a $4.9 million gain from the sale of a parking deck at the Company’s corporate headquarters in the first quarter of 2007.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the sales and lease ownership division revenues and certain other items are presented on a cash basis. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit and loss affect inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.
As discussed in Note N, the Company sold substantially all of the assets of the Aaron’s Corporate Furnishings division during the fourth quarter of 2008. For financial reporting purposes, this division has been classified as a discontinued operation and is not included in our segment information as shown below.
In all segment disclosure periods presented, the Aaron’s Office Furniture division was reclassified from the Sales and Lease Ownership Segment to the Other Segment.

Information on segments and a reconciliation to earnings before income taxes from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In Thousands)	2009	2008	2007

Revenues From External Customers:
Sales and Lease Ownership	$1,685,841	$1,526,405	$1,325,088
Franchise	52,941	45,025	38,803
Other	19,320	25,781	32,374
Manufacturing	72,473	68,720	73,017

Revenues of Reportable Segments	1,830,575	1,665,931	1,469,282
Elimination of Intersegment Revenues	(73,184)	(69,314)	(73,173)
Cash to Accrual Adjustments	(4,604)	(4,009)	(1,170)

Total Revenues from External Customers from Continuing Operations	$1,752,787	$1,592,608	$1,394,939

Earnings Before Income Taxes:
Sales and Lease Ownership	$147,261	$113,513	$90,225
Franchise	39,335	32,933	28,651
Other	(5,676)	(60)	4,805
Manufacturing	3,329	1,350	(368)

Earnings Before Income Taxes for Reportable Segments	184,249	147,736	123,313
Elimination of Intersegment (Profit) Loss	(3,341)	(1,332)	497
Cash to Accrual and Other Adjustments	(4,469)	(6,824)	(6,058)

Total Earnings from Continuing Operations Before Income Taxes	$176,439	$139,580	$117,752

Assets:
Sales and Lease Ownership	$1,110,675	$1,019,338	$897,828
Franchise	51,245	39,831	31,754
Other	144,024	152,934	80,206
Manufacturing	15,512	21,167	26,012

Total Assets from Continuing Operations	$1,321,456	$1,233,270	$1,035,800

Depreciation and Amortization:
Sales and Lease Ownership	$508,218	$461,182	$416,012
Franchise	192	350	162
Other	9,073	8,016	11,807
Manufacturing	1,888	1,845	846

Total Depreciation and Amortization from Continuing Operations	$519,371	$471,393	$428,827

Interest Expense:
Sales and Lease Ownership	$4,030	$7,621	$7,386
Franchise	—	—	—
Other	265	193	197
Manufacturing	4	4	4

Total Interest Expense from Continuing Operations	$4,299	$7,818	$7,587

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$3,781	$8,716	$3,746

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$6,469	$7,985	$4,096

Note L — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D above.
In 2009, the Company sponsored the son of its Chief Operating Officer as a driver for the Robert Richardson Racing team in the NASCAR Nationwide Series at a cost of $1.6 million. The Company also paid $22,000 for team decals, apparel and driver travel to corporate promotional events. The sponsorship agreement expired at the end of 2009 and was not renewed. Motor sports promotions and sponsorships are an integral part of the Company’s marketing programs.
In the second quarter of 2009, the Company entered into an agreement with R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, to exchange 500,000 of Mr. Loudermilk, Sr.’s shares of the Company’s voting Class A Common Stock for 416,335 shares of its non-voting Common Stock having approximately the same fair market value, based on a 30 trading day average.
Note M: Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2009
Revenues	$473,950	$417,310	$415,259	$446,268
Gross Profit *	226,571	206,191	203,254	207,323
Earnings Before Taxes From Continuing Operations	57,236	44,350	34,999	39,854
Net Earnings From Continuing Operations	35,360	27,826	24,655	25,037
(Loss) Earnings From Discontinued Operations, Net of Tax	(209)	(76)	(19)	27
Continuing Operations:
Earnings Per Share	.66	.51	.45	.46
Earnings Per Share Assuming Dilution	.65	.51	.45	.46
Discontinued Operations:
Earnings Per Share	.00	.00	.00	.00
Earnings Per Share Assuming Dilution	.00	.00	.00	.00

Year Ended December 31, 2008
Revenues	$412,681	$387,014	$388,019	$404,894
Gross Profit *	194,757	188,978	184,643	188,678
Earnings Before Taxes From Continuing Operations	37,618	35,384	32,457	34,121
Net Earnings From Continuing Operations	22,563	22,361	19,835	21,010
Earnings From Discontinued Operations, Net of Tax	2,190	918	1,243	69
Continuing Operations:
Earnings Per Share	.42	.42	.37	.39
Earnings Per Share Assuming Dilution	.42	.41	.37	.39
Discontinued Operations:
Earnings Per Share	.04	.02	.03	.00
Earnings Per Share Assuming Dilution	.04	.02	.02	.00

*	Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.
Note N: Discontinued Operations
On September 12, 2008, the Company entered into an agreement with CORT Business Services Corporation to sell substantially all of the assets of its Aaron’s Corporate Furnishings division and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The Aaron’s Corporate Furnishings division, which operated at 47 stores, primarily engaged in the business of leasing and selling residential and office furniture, electronics, appliances, housewares and accessories. The Company consummated the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008.

The consideration for the assets consisted of $72 million in cash plus payments for certain accounts receivable of the Aaron’s Corporate Furnishings division, subject to certain adjustments, including for differences in the amount of the Aaron’s Corporate Furnishings division’s inventory at closing and in the monthly rent potential of the division’s merchandise on lease at closing as compared to certain benchmark ranges set forth in the purchase agreement. The assets transferred include all of the Aaron’s Corporate Furnishings division’s lease contracts with customers and certain other contracts, certain inventory and accounts receivable and store leases or subleases for 27 locations. CORT assumed performance obligations under transferred lease and certain other contracts and customer deposits. The Company retained other liabilities of the Aaron’s Corporate Furnishings division, including its accounts payable and accrued expenses. Included in the 2008 results is a $1.2 million pre-tax gain on the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008.
Summarized operating results for the Aaron’s Corporate Furnishings division for the years ended December 31 are as follows:

(In Thousands)	2009	2008	2007

Revenues	$—	$83,359	$99,972
(Loss) Earnings Before Income Taxes	(447)	7,162	11,093
(Loss) Earnings From Discontinued Operations, Net of Tax	(277)	4,420	6,850
Note O: Deferred Compensation Plan
Effective July 1, 2009, the Company adopted the Aaron’s, Inc. Deferred Compensation Plan (the “Plan”) an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees, whether payable in cash or Company stock. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to make up for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.
Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. The deferred compensation plan liability was approximately $713,000 as of December 31, 2009. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance (“COLI”) contracts. The cash surrender value of these policies totaled $772,000 as of December 31, 2009 and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $130,000 in 2009. No benefits have been paid as of December 31, 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K.
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
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Internal Control Over Financial Reporting
There were no changes in Aaron’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2009. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.
ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference in response to this item.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of Aaron’s, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Earnings—Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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
2.1
Asset Purchase Agreement between CORT Business Services Corporation as Buyer and the Company as Seller dated as of September 12, 2008, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is by this reference incorporated herein.

3.1
Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which exhibit is by this reference incorporated herein.

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
3.6
Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3 to the Current Report on Form 8-K, filed with the Commission on April 17, 2009, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.6.

10.1
The Company’s 1996 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which exhibit is by this reference incorporated herein. *

10.2
The Company’s Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.3
Loan Agreement between Fort Bend County Industrial Development Corporation and the Company relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is by this reference incorporated herein.

10.4
Letter of Credit and Reimbursement Agreement between the Company and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.5
The Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

10.6
Amended and Restated Master Agreement by and among the Company, SunTrust Bank and SouthTrust Bank, dated as of October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.7
Amendment Number One to the Servicing Agreement by and between the Company and SunTrust Bank dated as of April 30, 2003, filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which exhibit is by this reference incorporated herein.

10.8
First Amendment to the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.9
Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

10.10
First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent, filed as Exhibit 10(jj) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.11
First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which exhibit is by this reference incorporated herein.

10.12
Consent Agreement made and entered into as of April 7, 2006 by and among the Company as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (pp) to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2006 (the “6/30/06 10-Q”), which exhibit is incorporated by this reference.

10.13
Consent Agreement made and entered into as of April 7, 2006 by and among the Company and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (qq) to the 6/30/06 10-Q, which exhibit is by this reference incorporated herein.

10.14
Amendment to Option and Award Agreement under the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 10(pp) to the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is by this reference incorporated herein. *

10.15
Revolving Credit Agreement, dated as of May 23, 2008, among the Company, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008 (the “5/30/08 8-K”), which exhibit is by this reference incorporated herein.

10.16
Subsidiary Guaranty Agreement, dated as of May 23, 2008, between Aaron Investment Company and SunTrust Bank, as administrative agent, filed as Exhibit 10.2 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.17
Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 23, 2008, filed as Exhibit 10.3 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.18
Amended and Restated Guaranty Agreement, dated as of May 23, 2008, among Aaron Investment Company and SunTrust Bank, as servicer, filed as Exhibit 10.4 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.19
First Amendment, dated as of November 4, 2008, to Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2008, which exhibit is by this reference incorporated herein.

10.20
The Company’s Amended and Restated 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 10, 2009, which exhibit is by this reference incorporated herein. *

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.21
Form of Share Exchange Agreement, among the Company and R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2009, which exhibit is by this reference incorporated herein.

10.22
First Amendment to the Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 22, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated herein.

10.23
Second Amendment to Servicing Agreement, by and among the Company, as sponsor, SunTrust Bank, as servicer, dated as of May 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated.

10.24
The Company’s Deferred Compensation Plan Master Plan Document filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

10.25
Form of Aaron’s, Inc. Performance-Based Vesting Restricted Stock Award Agreement under the 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2010.

AARON’S, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2010.

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