Form 10-Q
period 2010-06-30
AARON'S INC
filed 2010-08-04
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	August 3, 2010
Common Stock, $.50 Par Value	69,368,754
Class A Common Stock, $.50 Par Value	11,635,056

AARON’S, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Earnings (Unaudited) — Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2010 and 2009	5

Notes to Consolidated Financial Statements (Unaudited)	6

Report of Independent Registered Public Accounting Firm	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 6. Exhibits	24

Signatures	25

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS:
Cash and Cash Equivalents	$85,337	$109,685
Accounts Receivable (net of allowances of $4,683 in 2010 and $4,157 in 2009)	53,952	66,095
Lease Merchandise	1,188,028	1,122,954
Less: Accumulated Depreciation	(450,555)	(440,552)

	737,473	682,402
Property, Plant and Equipment, Net	199,424	215,183
Goodwill, Net	200,679	194,376
Other Intangibles, Net	4,919	5,200
Prepaid Expenses and Other Assets	47,003	36,082
Assets Held For Sale	12,214	12,433

Total Assets	$1,341,001	$1,321,456

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$163,691	$177,284
Dividends Payable	978	—
Deferred Income Taxes Payable	141,456	163,670
Customer Deposits and Advance Payments	32,136	38,198
Credit Facilities	54,428	55,044

Total Liabilities	392,689	434,196

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 72,656,391 at June 30, 2010 and 72,659,403 at December 31, 2009	36,328	36,330
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 18,095,732 at June 30, 2010 and 18,095,784 at December 31, 2009	9,048	9,048
Additional Paid-in Capital	199,278	196,669
Retained Earnings	754,146	694,689
Accumulated Other Comprehensive Loss	(179)	(101)

	998,621	936,635

Less: Treasury Shares at Cost,
Common Stock, 2,809,846 Shares at June 30, 2010 and 2,937,321 Shares at December 31, 2009	(19,137)	(18,203)
Class A Common Stock, 6,460,676 Shares at June 30, 2010 and December 31, 2009	(31,172)	(31,172)

Total Shareholders’ Equity	948,312	887,260

Total Liabilities and Shareholders’ Equity	$1,341,001	$1,321,456

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$344,949	$324,111	$711,646	$668,613
Retail Sales	9,330	9,490	24,416	25,365
Non-Retail Sales	73,564	67,835	169,640	160,801
Franchise Royalties and Fees	14,147	12,920	29,074	26,027
Other	3,009	2,954	5,492	10,454

	444,999	417,310	940,268	891,260

COSTS AND EXPENSES:
Retail Cost of Sales	5,651	5,814	14,613	15,219
Non-Retail Cost of Sales	68,157	62,496	155,520	146,808
Operating Expenses	206,210	185,571	412,669	382,088
Depreciation of Lease Merchandise	124,808	117,915	256,888	243,119
Interest	844	1,164	1,687	2,440

	405,670	372,960	841,377	789,674

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,329	44,350	98,891	101,586

INCOME TAXES	14,894	16,524	37,481	38,400

NET EARNINGS FROM CONTINUING OPERATIONS	24,435	27,826	61,410	63,186

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(76)	—	(285)

NET EARNINGS	$24,435	$27,750	$61,410	$62,901

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.30	$.34	$.75	$.78

Assuming Dilution	.30	.34	.75	.77

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.00	$.00	$.00	$.00

Assuming Dilution	.00	.00	.00	.00

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.012	$.011	$.024	$.022
Class A Common Stock	.012	.011	.024	.022

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,479	81,176	81,439	80,913
Assuming Dilution	82,309	82,074	82,228	81,797
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$61,410	$63,186
Depreciation of Lease Merchandise	256,888	243,119
Other Depreciation and Amortization	22,236	22,548
Additions to Lease Merchandise	(501,320)	(415,599)
Book Value of Lease Merchandise Sold or Disposed	193,271	178,714
Change in Deferred Income Taxes	(22,214)	15,837
Loss on Sale of Property, Plant, and Equipment	389	462
Gain on Asset Dispositions	(406)	(6,090)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(6,159)	15,682
Change in Accounts Payable and Accrued Expenses	(13,594)	(32,191)
Change in Accounts Receivable	12,143	12,427
Excess Tax Benefits from Stock-Based Compensation	(229)	(3,892)
Change in Other Assets	(4,699)	2,110
Change in Customer Deposits and Advanced Payments	(6,062)	(2,057)
Stock-Based Compensation	2,396	1,243
Other Changes, Net	(969)	4,603

Cash (Used in) Provided by Operating Activities	(6,919)	100,102

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(43,390)	(33,727)
Acquisitions of Businesses and Contracts	(12,640)	(17,306)
Proceeds from Sales of Property, Plant, and Equipment	38,660	29,856
Proceeds from Dispositions of Businesses and Contracts	1,135	21,539

Cash (Used in) Provided by Investing Activities	(16,235)	362

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,429	41,396
Repayments on Credit Facilities	(3,045)	(75,100)
Dividends Paid	(975)	(1,828)
Acquisition of Treasury Stock	(968)	—
Excess Tax Benefits from Stock-Based Compensation	229	3,892
Issuance of Stock Under Stock Option Plans	1,136	7,364

Cash Used in Financing Activities	(1,194)	(24,276)

DISCONTINUED OPERATIONS:
Operating Activities	—	(285)

Cash Used in Discontinued Operations	—	(285)

(Decrease) Increase in Cash and Cash Equivalents	(24,348)	75,903
Cash and Cash Equivalents at Beginning of Period	109,685	7,376

Cash and Cash Equivalents at End of Period	$85,337	$83,279

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
The consolidated balance sheet as of June 30, 2010, the consolidated statements of earnings for the three months and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
On March 23, 2010 the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock. New shares were distributed on April 15, 2010 to shareholders of record as of the close of business on April 1, 2010. All share and per share information has been restated for all periods presented to reflect this stock split.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the Aaron’s Office Furniture division was reclassified from the Sales and Lease Ownership Segment to the Other Segment. Refer to Note D for the segment disclosure. Certain assets have been reclassified as held for sale in all periods presented.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2009 Annual Report on Form 10-K.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.
Lease Merchandise
Lease merchandise adjustments for the three month periods ended June 30 were $13.5 million in 2010 and $9.0 million in 2009. Lease merchandise adjustments for the six month periods ended June 30 were $23.1 million in 2010 and $16.9 million in 2009. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.
Goodwill and Other Intangibles
During the six months ended June 30, 2010 the Company recorded $6.6 million in goodwill, $492,000 in customer relationship intangibles, $374,000 in non-compete intangibles, and $341,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $801,000 and $1.0 million for the three month periods ended June 30, 2010 and 2009, respectively. Amortization expense was $1.7 million and $2.0 million for the six month periods ended June 30, 2010 and 2009, respectively. The aggregate purchase price for these asset acquisitions totaled $12.7 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2010. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation
The results of operations for the three months ended June 30, 2010 and 2009 include $865,000 and $625,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the six months ended June 30, 2010 and 2009 include $1.6 million and $1.2 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended June 30, 2010 and 2009 include $361,000 and $391,000, respectively, in compensation expense related to restricted stock and RSU awards. The results of operations for the six months ended June 30, 2010 and 2009 include $815,000 and $799,000, respectively, in compensation expense related to restricted stock and RSU awards. The Company granted 347,250 stock options and 300,000 restricted stock unit (“RSU”) awards in the six months ended June 30, 2010. The Company did not grant stock options or RSU awards in the six months ended June 30, 2009. Approximately 29,000 and 1.0 million options were exercised during the six month period ended June 30, 2010 and 2009, respectively, and 146,000 restricted stock awards vested on February 28, 2010. The aggregate number of shares of common stock that may be issued or transferred under the incentive stock awards plan is 11,127,750.
The 2001 Aaron’s, Inc. Stock Option and Incentive Award Plan was amended in May 2010 to allow for the issuance of Class A shares, which is subject to shareholder approval at the Company’s 2011 annual meeting of shareholders. Therefore, the recent RSU awards are subject to approval of the plan amendment at the 2011 annual meeting. The Company believes that the shareholder approval of the amendment is perfunctory, as R. Charles Loudermilk, Sr., Chairman of the Board, holds more than 50% of the shares eligible to vote.

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
Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in our consolidated balance sheets. The deferred compensation plan liability was approximately $2.1 million as of June 30, 2010. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $2.3 million as of June 30, 2010 and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $44,000 and $115,000 in the three and six month periods ended June 30, 2010, respectively. No benefits have been paid as of June 30, 2010.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2006.

As of June 30, 2010 and December 31, 2009, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.1 million in both periods, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Fair Value of Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. At June 30, 2010, the fair value of fixed rate long-term debt approximated its carrying value.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of Common Stock and Class A Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and RSU awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 830,000 and 774,000 for the three month periods ended June 30, 2010 and 2009, respectively. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 789,000 and 760,000 for the six month periods ended June 30, 2010 and 2009, respectively.
The Company has a restricted stock plan in which shares are issuable upon satisfaction of certain performance and/or service conditions. The effect of unvested restricted stock was to increase weighted average shares outstanding assuming dilution by 124,000 for the three and six month periods ended June 30, 2009. There was no impact of unvested restricted stock on the weighted average shares outstanding assuming dilution at June 30, 2010.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in our delivery vehicles. All derivative financial instruments are recorded at fair value on our consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair value of our fuel hedges as of June 30, 2010 and the change in their fair values during the three months and six months ended June 30, 2010 was immaterial.
Assets Held for Sale
Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at June 30, 2010. After adjustment to fair value, the $12.2 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Company estimated the fair values of these properties using the market values for similar properties.
New Accounting Pronouncements
The pronouncements that the Company adopted in the first six months of 2010 did not have a material impact on the consolidated financial statements.
Disposal Activities
During the second quarter of 2010 the Company closed eight of its Aaron’s Office Furniture stores and plans to have the remaining four stores closed by September 30, 2010. As a result, the Company recorded $2.0 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses. The charges, totaling $7.1 million, were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category.

Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2009 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments and unrealized loss from fuel hedges, as summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Net Earnings	$24,435	$27,750	$61,410	$62,901
Other Comprehensive Income:
Foreign Currency Translation Adjustment	(382)	613	(66)	343
Unrealized Loss from Fuel Hedges, Net of Tax	(5)	—	(12)	—

Comprehensive Income	$24,048	$28,363	$61,332	$63,244

Note D — Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009
Revenues From External Customers:
Sales and Lease Ownership	$422,564	$396,558	$896,062	$853,963
Franchise	14,147	13,001	29,074	26,027
Other	4,508	4,241	9,403	10,198
Manufacturing	14,199	15,981	39,219	39,553

Revenues of Reportable Segments	455,418	429,781	973,758	929,741
Elimination of Intersegment Revenues	(14,390)	(16,164)	(39,600)	(39,924)
Cash to Accrual Adjustments	3,971	3,693	6,110	1,443

Total Revenues from External Customers from Continuing Operations	$444,999	$417,310	$940,268	$891,260

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$35,076	$34,618	$80,819	$84,144
Franchise	11,013	9,664	22,543	19,048
Other	(7,262)	(2,567)	(8,075)	(2,773)
Manufacturing	355	614	1,552	2,116

Earnings Before Income Taxes for Reportable Segments	39,182	42,329	96,839	102,535
Elimination of Intersegment Profit	(355)	(612)	(1,554)	(2,117)
Cash to Accrual and Other Adjustments	502	2,633	3,606	1,168

Total Earnings from Continuing Operations Before Income Taxes	$39,329	$44,350	$98,891	$101,586

Earnings from continuing operations before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2010 and 2009.
•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.
•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over the year for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.

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
On June 18, 2010, the Company entered into the second amended and restated loan facility agreement and guaranty, which amends the previous loan facility agreement and guaranty dated as of May 23, 2008, as amended as of May 22, 2009. The new franchisee loan facility extended the maturity date until May 20, 2011, increased the maximum commitment amount under the facility from $175,000,000 to $200,000,000, provided for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increased the maximum available amount of swing loans from $20,000,000 to $25,000,000, reduced the Company’s interest obligations with respect to franchisees that operate stores located in the U.S. and established the Company’s interest obligations with respect to franchisees that operate stores located in Canada, and modified certain exhibits. The Company remains subject to the same financial covenants under the new franchisee loan facility.
The Company has guaranteed the borrowings of certain independent franchisees under the aforementioned franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 90 days of the event of default. At June 30, 2010, the portion that the Company might be obligated to repay in the event franchisees defaulted was $133.0 million. Of this amount, approximately $126.3 million represents franchise borrowings outstanding under the franchise loan program and approximately $6.7 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. At June 30, 2010, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $22.9 million.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors
Aaron’s, Inc.
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of June 30, 2010, and the related consolidated statements of earnings for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 4, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, the Company’s franchise program, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009, filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and six months ended June 30, 2010, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
Aaron’s, Inc. is a leading specialty retailer of consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division (formerly MacTavish Furniture Industries Division), which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.395 billion in 2007 to $1.753 billion in 2009, representing a compound annual growth rate of 12.1%. Total revenues from continuing operations for the three months ended June 30, 2010, were $445.0 million, an increase of $27.7 million, or 6.6%, over the comparable period in 2009. Total revenues from continuing operations for the six months ended June 30, 2010, were $940.3 million, an increase of $49.0 million, or 5.5%, over the comparable period in 2009.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $52.9 million of revenues in 2009, up from $38.8 million in 2007, representing a compounded annual growth rate of 16.8%. Total revenues from franchise royalties and fees for the three months ended June 30, 2010, were $14.1 million, an increase of $1.2 million, or 9.5%, over the comparable period in 2009. Total revenues from franchise royalties and fees for the six months ended June 30, 2010, were $29.1 million, an increase of $3.0 million, or 11.7%, over the comparable period in 2009.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended June 30, 2010, we calculated this amount by comparing revenues for the three months ended June 30, 2010 to revenues for the comparable period in 2009 for all stores open for the entire 15-month period ended June 30, 2010, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2010, we calculated this amount by comparing revenues for the six months ended June 30, 2010 to revenues for the comparable period in 2009 for all stores open for the entire 24-month period ended June 30, 2010, excluding stores that received lease agreements from other acquired, closed or merged stores.
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
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of June 30, 2010 and December 31, 2009, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $31.4 million and $37.4 million, respectively, and accounts revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.2 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments for the three month periods ended June 30 were $13.5 million in 2010 and $9.0 million in 2009. Lease merchandise adjustments for the six month periods ended June 30 were $23.1 million in 2010 and $16.9 million in 2009.
Leases and Closed Store Reserves. The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. While some of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.
From time to time, we close or consolidate stores. Our primary costs associated with closing or consolidating stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of June 30, 2010 and December 31, 2009, our reserve for closed or consolidated stores was $5.2 million and $2.3 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at June 30, 2010.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was estimated at $24.9 million and $22.5 million at June 30, 2010 and December 31, 2009, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $21.2 million and $19.8 million at June 30, 2010 and December 31, 2009, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2010.
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

Results of Operations
Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table shows key selected financial data for the three month periods ended June 30, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	June 30, 2010	June 30, 2009	2010 from 2009	2010 from 2009
REVENUES:
Lease Revenues and Fees	$344,949	$324,111	$20,838	6.4%
Retail Sales	9,330	9,490	(160)	(1.7)
Non-Retail Sales	73,564	67,835	5,729	8.4
Franchise Royalties and Fees	14,147	12,920	1,227	9.5
Other	3,009	2,954	55	1.9

	444,999	417,310	27,689	6.6

COSTS AND EXPENSES:
Retail Cost of Sales	5,651	5,814	(163)	(2.8)
Non-Retail Cost of Sales	68,157	62,496	5,661	9.1
Operating Expenses	206,210	185,571	20,639	11.1
Depreciation of Lease Merchandise	124,808	117,915	6,893	5.8
Interest	844	1,164	(320)	(27.5)

	405,670	372,960	32,710	8.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,329	44,350	(5,021)	(11.3)

INCOME TAXES	14,894	16,524	(1,630)	(9.9)

NET EARNINGS FROM CONTINUING OPERATIONS	24,435	27,826	(3,391)	(12.2)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(76)	76	(100.0)

NET EARNINGS	$24,435	$27,750	$(3,315)	(11.9)%

Revenues. The 6.6% increase in total revenues, to $445.0 million for the three months ended June 30, 2010, from $417.3 million in the comparable period in 2009, was due mainly to a $20.8 million, or 6.4%, increase in lease revenues and fees. The $20.8 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 2.4% increase in same store revenues during the second quarter of 2010 and added 51 company-operated stores since the end of June 30, 2009.
The 1.7% decrease in revenues from retail sales, to $9.3 million for the three months ended June 30, 2010 from $9.5 million in the comparable period in 2009, was due to decreased demand.
The 8.4% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $73.6 million for the three months ended June 30, 2010, from $67.8 million for the comparable period in 2009, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2010 was 618, reflecting a net addition of 68 stores since June 30, 2009.
The 9.5% increase in franchise royalties and fees, to $14.1 million for the three months ended June 30, 2010, from $12.9 million for the comparable period in 2009, primarily reflects an increase in royalty income from franchisees, increasing 11.5% to $11.4 million for the three months ended June 30, 2010, compared to $10.2 million for the three months ended June 30, 2009. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing stores.
Other revenues increased 1.9% to $3.0 million for the three months ended June 30, 2010, from $3.0 million for the comparable period in 2009. Included in other revenues for the three months ended June 30, 2010 and June 30, 2009, is a $406,000 and $417,000, respectively, gain on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 2.8% to $5.7 million for the three months ended June 30, 2010, compared to $5.8 million for the comparable period in 2009, and as a percentage of retail sales, decreased slightly to 60.6% in 2010 from 61.3% in 2009.
Non-retail cost of sales increased 9.1% to $68.2 million for the three months ended June 30, 2010, from $62.5 million for the comparable period in 2009, and as a percentage of non-retail sales, increased to 92.6% from 92.1%.
Expenses. Operating expenses for the three months ended June 30, 2010, increased $20.6 million to $206.2 million from $185.6 million for the comparable period in 2009, an 11.1% increase. As a percentage of total revenues, operating expenses were 46.3% for the three months ended June 30, 2010, and 44.5% for the comparable period in 2009. During the second quarter of 2010 the Company closed eight of its Aaron’s Office Furniture stores and plans to close the remaining four stores by September 30, 2010. As a result, the Company recorded $2.0 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses in the second quarter of 2010, totaling $7.1 million, related to the closure. Operating expenses increased as a percentage of total revenues for the three months ended June 30, 2010 mainly due to the aforementioned expenses related to the closure of Aaron’s Office Furniture stores as well as the addition of 51 Company-operated sales and lease ownership stores since June 30, 2009.
Depreciation of lease merchandise increased $6.9 million to $124.8 million for the three months ended June 30, 2010, from $117.9 million during the comparable period in 2009, a 5.8% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.2% and 36.4%, for the three months ended June 30, 2010 and 2009, respectively.
Interest expense decreased to $844,000 for the three months ended June 30, 2010, compared with $1.2 million for the comparable period in 2009, a 27.5% decrease. The decrease in interest expense was due to lower debt levels during the second quarter of 2010.
Income tax expense decreased $1.6 million to $14.9 million for the three months ended June 30, 2010, compared with $16.5 million for the comparable period in 2009, representing a 9.9% decrease. Aaron’s effective tax rate was 37.9% in 2010 and 37.2% in 2009 the increase in rate being primarily related to federal credits that have not yet been renewed for 2010.
Net Earnings from Continuing Operations. Net earnings decreased $3.4 million to $24.4 million for the three months ended June 30, 2010, compared with $27.8 million for the comparable period in 2009, representing an 12.2% decrease. As a percentage of total revenues, net earnings from continuing operations were 5.5% and 6.7% for the three months ended June 30, 2010 and 2009. The decrease in net earnings was primarily the result of the office furniture charges and decreased store sales gains in 2010 discussed above, offset by the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 2.4% increase in same store revenues and a 9.5% increase in franchise royalties and fees.
Discontinued Operations. The loss from discontinued operations (which represents losses from the Aaron’s Corporate Furnishings division that was sold in November 2008), net of tax, was $76,000 for the three months ended June 30, 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009
The following table shows key selected financial data for the six month periods ended June 30, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009:

			Dollar Increase/	% Increase/
	Six Months Ended	Six Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	June 30, 2010	June 30, 2009	2010 from 2009	2010 from 2009
REVENUES:

Lease Revenues and Fees	$711,646	$668,613	$43,033	6.4%
Retail Sales	24,416	25,365	(949)	(3.7)
Non-Retail Sales	169,640	160,801	8,839	5.5
Franchise Royalties and Fees	29,074	26,027	3,047	11.7
Other	5,492	10,454	(4,962)	(47.5)

	940,268	891,260	49,008	5.5

COSTS AND EXPENSES:
Retail Cost of Sales	14,613	15,219	(606)	(4.0)
Non-Retail Cost of Sales	155,520	146,808	8,712	5.9
Operating Expenses	412,669	382,088	30,581	8.0
Depreciation of Lease Merchandise	256,888	243,119	13,769	5.7
Interest	1,687	2,440	(753)	(30.9)

	841,377	789,674	51,703	6.5

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	98,891	101,586	(2,695)	(2.7)

INCOME TAXES	37,481	38,400	(919)	(2.4)

NET EARNINGS FROM CONTINUING OPERATIONS	61,410	63,186	(1,776)	(2.8)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(285)	285	(100.0)

NET EARNINGS	$61,410	$62,901	$(1,491)	(2.4)%

Revenues. The 5.5% increase in total revenues, to $940.3 million for the six months ended June 30, 2010, from $891.3 million in the comparable period in 2009, was due mainly to a $43.0 million, or 6.4%, increase in lease revenues and fees, plus a $8.8 million, or 5.5%, increase in non-retail sales. The $43.0 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 1.1% increase in same store revenues for the six months ended June 30, 2010 from the comparable period in 2009 and added 51 company-operated stores since the end of June 30, 2009.
The 3.7% decrease in revenues from retail sales, to $24.4 million for the six months ended June 30, 2010 from $25.4 million in the comparable period in 2009, was due to decreased demand.
The 5.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $169.6 million for the six months of June 30, 2010, from $160.8 million for the comparable period in 2009, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2010 was 618, reflecting a net addition of 68 stores since June 30, 2009.
The 11.7% increase in franchise royalties and fees, to $29.1 million for the six months ended June 30, 2010, from $26.0 million for the comparable period in 2009, primarily reflects an increase in royalty income from franchisees, increasing 14.4% to $23.9 million for the six months ended June 30, 2010, compared to $20.9 million for the six months ended June 30, 2009. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing stores.
Other revenues decreased 47.5% to $5.5 million for the six months ended June 30, 2010, from $10.5 million for the comparable period in 2009. Included in other revenues for the six months ended June 30, 2010 and 2009, are gains of $406,000 and a $6.1 million, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 4.0% to $14.6 million for the six months ended June 30, 2010, compared to $15.2 million for the comparable period in 2009, and as a percentage of retail sales, decreased slightly to 59.9% in 2010 from 60.0% in 2009.
Non-retail cost of sales increased 5.9%, to $155.5 million for the six months ended June 30, 2010, from $146.8 million for the comparable period in 2009, and as a percentage of non-retail sales, increased slightly to 91.7% from 91.3%.
Expenses. Operating expenses for the six months ended June 30, 2010, increased $30.6 million to $412.7 million from $382.1 million for the comparable period in 2009, an 8.0% increase. As a percentage of total revenues, operating expenses were 43.9% for the six months ended June 30, 2010 and 42.9% for the comparable period in 2009. During the second quarter of 2010 the Company closed eight of its Aaron’s Office Furniture stores and plans to close the remaining four stores by September 30, 2010. As a result, the Company recorded $2.0 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses in the second quarter of 2010, totaling $7.1 million, related to the closure. Operating expenses increased as a percentage of total revenues for the six months ended June 30, 2010 mainly due to the aforementioned expenses related to the closure of Aaron’s Office Furniture stores as well as the addition of 51 Company-operated sales and lease ownership stores since June 30, 2009.
Depreciation of lease merchandise increased $13.8 million to $256.9 million for the six months ended June 30, 2010, from $243.1 million during the comparable period in 2009, a 5.7% increase, and as a percentage of total lease revenues and fees, decreased slightly to 36.1% in 2010 from 36.4% in 2009.
Interest expense decreased to $1.7 million for the six months ended June 30, 2010, compared with $2.4 million for the comparable period in 2009, a 30.9% decrease. The decrease in interest expense was due to lower debt levels during the first six months of 2010.
Income tax expense decreased $919,000 to $37.5 million for the six months ended June 30, 2010, compared with $38.4 million for the comparable period in 2009, representing a 2.4% decrease. Aaron’s effective tax rate increased slightly to 37.9% in 2010 from 37.8% in 2009.
Net Earnings from Continuing Operations. Net earnings decreased $1.8 million to $61.4 million for the six months ended June 30, 2010, compared with $63.2 million for the comparable period in 2010, representing a 2.8% decrease. As a percentage of total revenues, net earnings from continuing operations were 6.5% for the six months ended June 30, 2010, and 7.1% for the six months ended June 30, 2009. The decrease in net earnings was primarily the result of the office furniture charges and decreased store sales gains in 2010 discussed above, offset by the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 1.1% increase in same store revenues, and an 11.7% increase in franchise royalties and fees.
Discontinued Operations. The loss from discontinued operations (which represents losses from the Aaron’s Corporate Furnishings division that was sold in November 2008), net of tax, was $285,000 for the six months ended June 30, 2009.
Balance Sheet
Cash and Cash Equivalents. Our cash balance decreased to $85.3 million at June 30, 2010, from $109.7 million at December 31, 2009. The decrease in our cash balance is primarily due to income tax payments. For additional information, refer to the “Liquidity and Capital Resources” and “Commitments” sections below.
Lease Merchandise, Net. Lease merchandise, net of accumulated depreciation, increased $55.1 million to $737.5 million at June 30, 2010, from $682.4 million at December 31, 2009 primarily due to fluctuations in the normal course of business.

Property, Plant and Equipment, Net. The decrease of $15.8 million in property, plant and equipment, net of accumulated depreciation, to $199.4 million at June 30, 2010 from $215.2 million at December 31, 2009, is primarily the result of sale-leaseback transactions completed since December 31, 2009. Certain assets have been reclassified as held for sale in all periods presented.
Goodwill. The $6.3 million increase in goodwill, to $200.7 million at June 30, 2010, from $194.4 million on December 31, 2009, is the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2009. The aggregate purchase price for these asset acquisitions totaled $12.7 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $10.9 million to $47.0 million at June 30, 2010, from $36.1 million at December 31, 2009, primarily as a result of an increase in prepaid income tax expense.
Accounts Payable and Accrued Expenses. The decrease of $13.6 million in accounts payable and accrued expenses, to $163.7 million at June 30, 2010, from $177.3 million at December 31, 2009, is primarily the result of fluctuations in the timing of payments.
Deferred Income Taxes Payable. The decrease of $22.2 million in deferred income taxes payable to $141.5 million at June 30, 2010, from $163.7 million at December 31, 2009, is primarily the result of the reversal of bonus lease merchandise depreciation deductions for tax purposes included in the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the six months ended June 30, 2010 and 2009 were $6.9 million in cash outflows and $100.1 million in cash inflows, respectively.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $4.5 million for the first six months of 2010 and $6.6 million for the comparable 2009 period. Our cash flows from operations include profits on the sale of lease merchandise. Sales of sales and lease ownership stores are an additional source of investing cash flows. Proceeds from such sales were $1.1 million for the first six months of 2010. Proceeds from such sales were $21.5 million for the first six months of 2009.
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
At June 30, 2010, we did not have any amounts was outstanding under our revolving credit agreement. The balance under the credit facilities decreased by $616,000 in 2010. On May 23, 2008, we entered into a new revolving credit agreement that replaced the previous revolving credit agreement. The new revolving credit facility expires May 23, 2013, and the terms are consistent with the previous agreement. The total available credit on our revolving credit agreement is $140.0 million. Additionally, we have $36.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008.

Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2010 and believe that we will continue to be in compliance in the future.
We purchase our common shares in the market from time to time as authorized by our board of directors. We did not repurchase shares during 2009 or the first six months of 2010, but have authority to purchase 5,880,620 shares.
We have a consistent history of paying dividends, having paid dividends for 23 consecutive years. A $.0106 per share dividend on Common Stock and Class A Common Stock was paid in January 2009, April 2009, and July 2009. Our board of directors increased the dividend 6.6% for the third quarter of 2009 on August 5, 2009 to $.0113 per share and was paid in October 2009 for a total cash outlay of $3.7 million in 2009. The payment for the fourth quarter was paid in January 2010. Our board of directors increased the dividend for the first quarter of 2010 on February 23, 2010 to $.012 payable on April 1, 2010 to all shareholders of record as of close of business on March 5, 2010. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends, with the next dividend to be paid in July 2010.
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
Commitments
Income Taxes. During the six months ended June 30, 2010, we made $68.5 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for income taxes of approximately $54 million.
The Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property placed in service during 2008 and 2009. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. We estimate that at December 31, 2009 the remaining tax deferral associated with the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 is approximately $76.0 million, of which approximately 78% will reverse in 2010 and the remainder will reverse between 2011 and 2012.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2010 are shown in the below table under “Contractual Obligations and Commitments.”
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On June 18, 2010, we entered into the second amended and restated loan facility agreement and guaranty, which amends the previous loan facility agreement and guaranty dated as of May 23, 2008, as amended as of May 22, 2009. The new franchisee loan facility extended the maturity date until May 20, 2011, increased the maximum commitment amount under the facility from $175,000,000 to $200,000,000, provided for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increased the maximum available amount of swing loans from $20,000,000 to $25,000,000, reduced the Company’s interest obligations with respect to franchisees that operate stores located in the U.S. and established the Company’s interest obligations with respect to franchisees that operate stores located in Canada, and modified certain exhibits. We remain subject to the same financial covenants under the new franchisee loan facility.
At June 30, 2010, the debt amount that we might be obligated to repay in the event franchisees defaulted was $133.0 million. Of this amount, approximately $126.3 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $6.7 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of June 30, 2010:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$39,307	$12,006	$24,000	$—	$3,301
Capital Leases	15,121	1,291	2,664	3,125	8,041
Operating Leases	513,671	91,277	140,374	94,146	187,874
Purchase Obligations	22,903	14,173	7,907	823	—

Total Contractual Cash Obligations	$591,002	$118,747	$174,945	$98,094	$199,216

The following table shows the approximate amounts of the Company’s commercial commitments as of June 30, 2010:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$133,020	$131,326	$1,694	$—	$—

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
Deferred income tax liabilities as of June 30, 2010 were approximately $141.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At June 30, 2010, we did not have any swap agreements. We do not use any market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes. In the first six months of 2010, we entered into a fuel hedge which had no material impact on our financial position or operating results during the six month period ended June 30, 2010.
Interest Rate Risk
We generally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2010, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements
The pronouncements that the Company adopted in the first six months of 2010 did not have a material impact on the consolidated financial statements.
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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 6. EXHIBITS
The following exhibits are furnished herewith:

10.1
Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of June 18, 2010, filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on June 24, 2010, which exhibit is by this reference incorporated herein.

10.2
Amended and Restated Servicing Agreement, by and between Aaron’s, Inc., as sponsor, and SunTrust Bank, as servicer, dated as of June 18, 2010, filed as Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the Commission on June 24, 2010, which exhibit is by reference incorporated herein.

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

101
The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date — August 4, 2010	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date — August 4, 2010		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller