Form 10-Q
period 2010-09-30
AARON'S INC
filed 2010-11-03
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	November 2, 2010
Common Stock, $.50 Par Value	69,427,694
Class A Common Stock, $.50 Par Value	11,635,056

AARON’S, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets — September 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Earnings (Unaudited) — Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2010 and 2009	5

Notes to Consolidated Financial Statements (Unaudited)	6

Report of Independent Registered Public Accounting Firm	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
Exhibit 99.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS:
Cash and Cash Equivalents	$100,067	$109,685
Accounts Receivable (net of allowances of $4,540 in 2010 and $4,157 in 2009)	61,556	66,095
Lease Merchandise	1,178,159	1,122,954
Less: Accumulated Depreciation	(461,463)	(440,552)

	716,696	682,402
Property, Plant and Equipment, Net	206,862	215,183
Goodwill	202,493	194,376
Other Intangibles, Net	4,445	5,200
Prepaid Expenses and Other Assets	98,223	36,082
Assets Held For Sale	12,803	12,433

Total Assets	$1,403,145	$1,321,456

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$173,841	$177,284
Deferred Income Taxes Payable	186,317	163,670
Customer Deposits and Advance Payments	32,936	38,198
Credit Facilities	42,112	55,044

Total Liabilities	435,206	434,196

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 100,000,000 Shares; Shares Issued: 72,656,391 at September 30, 2010 and 72,659,403 at December 31, 2009	36,328	36,330
Class A Common Stock, Par Value $.50 Per Share; Authorized: 25,000,000 Shares; Shares Issued: 18,095,732 at September 30, 2010 and 18,095,784 at December 31, 2009	9,048	9,048
Additional Paid-in Capital	200,692	196,669
Retained Earnings	779,349	694,689
Accumulated Other Comprehensive Income (Loss)	454	(101)

	1,025,871	936,635

Less: Treasury Shares at Cost,
Common Stock, 3,230,439 Shares at September 30, 2010 and 2,937,321 Shares at December 31, 2009	(26,760)	(18,203)
Class A Common Stock, 6,460,676 Shares at September 30, 2010 and December 31, 2009	(31,172)	(31,172)

Total Shareholders’ Equity	967,939	887,260

Total Liabilities & Shareholders’ Equity	$1,403,145	$1,321,456

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$340,848	$320,603	$1,052,494	$989,216
Retail Sales	8,362	8,846	32,778	34,211
Non-Retail Sales	84,301	69,501	253,941	230,302
Franchise Royalties and Fees	14,537	12,881	43,611	38,908
Other	4,102	3,428	9,594	13,882

	452,150	415,259	1,392,418	1,306,519

COSTS AND EXPENSES:
Retail Cost of Sales	4,415	5,283	19,028	20,502
Non-Retail Cost of Sales	76,209	63,503	231,729	210,311
Operating Expenses	206,021	193,440	618,690	575,528
Depreciation of Lease Merchandise	122,692	117,024	379,580	360,143
Interest	728	1,010	2,415	3,450

	410,065	380,260	1,251,442	1,169,934

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,085	34,999	140,976	136,585

INCOME TAXES	15,906	10,344	53,387	48,744

NET EARNINGS FROM CONTINUING OPERATIONS	26,179	24,655	87,589	87,841

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(19)	—	(304)

NET EARNINGS	$26,179	$24,636	$87,589	$87,537

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$.32	$.30	$1.08	$1.08

Assuming Dilution	.32	.30	1.07	1.07

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$.00	$.00	$.00	$.00

Assuming Dilution	.00	.00	.00	.00

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.012	$.011	$.036	$.034
Class A Common Stock	.012	.011	.036	.034

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,070	81,366	81,315	81,066
Assuming Dilution	81,695	82,050	82,053	81,885
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$87,589	$87,841
Depreciation of Lease Merchandise	379,580	360,143
Other Depreciation and Amortization	34,011	33,568
Additions to Lease Merchandise	(696,231)	(598,021)
Book Value of Lease Merchandise Sold or Disposed	285,377	257,596
Change in Deferred Income Taxes	22,647	24,373
Loss on Sale of Property, Plant, and Equipment	1,065	994
Gain on Asset Dispositions	(1,582)	(6,273)
Change in Income Tax Receivable, Included in Prepaid Expenses and Other Assets	(56,961)	19,978
Change in Accounts Payable and Accrued Expenses	(3,172)	(33,223)
Change in Accounts Receivable	4,539	7,015
Excess Tax Benefits from Stock-Based Compensation	(322)	(3,906)
Change in Other Assets	(5,414)	1,710
Change in Customer Deposits and Advanced Payments	(5,262)	(3,492)
Stock-Based Compensation	3,629	1,875
Other Changes, Net	(179)	5,226

Cash Provided by Operating Activities	49,314	155,404

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(64,014)	(59,643)
Acquisitions of Businesses and Contracts	(17,475)	(23,917)
Proceeds from Sales of Property, Plant, and Equipment	39,345	36,628
Proceeds from Dispositions of Businesses and Contracts	6,182	24,091

Cash Used in Investing Activities	(35,962)	(22,841)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,429	57,034
Repayments on Credit Facilities	(15,361)	(116,513)
Dividends Paid	(2,931)	(3,673)
Acquisition of Treasury Stock	(9,060)	—
Excess Tax Benefits from Stock-Based Compensation	322	3,906
Issuance of Stock Under Stock Option Plans	1,631	7,696

Cash Used in Financing Activities	(22,970)	(51,550)

DISCONTINUED OPERATIONS:
Operating Activities	—	(304)

Cash Used in Discontinued Operations	—	(304)

(Decrease) Increase in Cash and Cash Equivalents	(9,618)	80,709
Cash and Cash Equivalents at Beginning of Period	109,685	7,376

Cash and Cash Equivalents at End of Period	$100,067	$88,085

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
The consolidated balance sheet as of September 30, 2010, the consolidated statements of earnings for the three months and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
On March 23, 2010, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Common Stock and Class A Common Stock. New shares were distributed on April 15, 2010 to shareholders of record as of the close of business on April 1, 2010. All share and per share information has been restated for all periods presented to reflect this stock split.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the results from the Aaron’s Office Furniture division were reclassified from the Sales and Lease Ownership Segment to the Other Segment. Refer to Note D for the segment disclosure. Certain assets have been reclassified as held for sale in all periods presented.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2009 Annual Report on Form 10-K.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.
Lease Merchandise
Lease merchandise adjustments for the three month periods ended September 30 were $12.2 million in 2010 and $9.9 million in 2009. Lease merchandise adjustments for the nine month periods ended September 30 were $35.3 million in 2010 and $26.8 million in 2009. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles
During the nine months ended September 30, 2010 the Company recorded $9.1 million in goodwill, $693,000 in customer relationship intangibles, $520,000 in non-compete intangibles, and $496,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $777,000 and $994,000 for the three month periods ended September 30, 2010 and 2009, respectively. Amortization expense was $2.4 million and $3.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The aggregate purchase price for these asset acquisitions totaled $17.5 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2010. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.
Stock Compensation
The results of operations for the three months ended September 30, 2010 and 2009 include $874,000 and $632,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the nine months ended September 30, 2010 and 2009 include $2.5 million and $1.9 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended September 30, 2010 and 2009 include $359,000 and $219,000, respectively, in compensation expense related to restricted stock and restricted stock unit (“RSU”) awards. The results of operations for the nine months ended September 30, 2010 and 2009 include $1.2 million and $1.0 million, respectively, in compensation expense related to restricted stock and RSU awards.
The Company granted 347,000 stock options and 300,000 RSU awards in the nine months ended September 30, 2010. The Company did not grant stock options or RSU awards in the nine months ended September 30, 2009. Approximately 57,000 and 10,000 options were exercised during the three month period ended September 30, 2010 and 2009, respectively. Approximately 86,000 and 1.0 million options were exercised during the nine month period ended September 30, 2010 and 2009, respectively, and 146,000 restricted stock awards vested on February 28, 2010. The aggregate number of shares of common stock that may be issued or transferred under the incentive stock awards plan is 11,127,750.
Issuance of RSUs That Settle in Class A Common Stock; Proposal for Unification of Common Stock Classes
The 2001 Aaron’s, Inc. Stock Option and Incentive Award Plan was amended in May 2010 to allow for the issuance of Class A shares, which is subject to shareholder approval. Therefore the recent RSU awards, which settle in the Company’s voting Class A Common Stock, are subject to shareholder approval of the plan amendment.
During the third quarter of 2010, the Company announced that it was proposing to unify its two classes of common stock into one voting class by converting all the outstanding Common Stock into Class A Common Stock on a one-for-one basis, and then renaming the Class A Common Stock as “Common Stock.” The unification is subject to the approval of the shareholders of both current classes of common stock at a special meeting that is currently expected to be held during the fourth quarter of 2010. In the event the unification proposal is approved, the Company does not intend to separately submit the stock plan amendment described above to the shareholders, as all stock incentives will thereafter be exercisable for, settle in or be issuable in the Class A Common Stock. In the event the unification proposal is not approved and the dual class structure continues, the Company believes that shareholder approval of the plan amendment at the next annual meeting of shareholders is perfunctory, as it is expected in that case that R. Charles Loudermilk, Sr., Chairman of the Board, will continue to hold more than 50% of the shares eligible to vote.
Deferred Compensation
Effective July 1, 2009, the Company implemented the Aaron’s, Inc. Deferred Compensation Plan an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to compensate for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $2.8 million as of September 30, 2010. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $3.3 million as of September 30, 2010 and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $59,000 and $173,000 in the three and nine month periods ended September 30, 2010, respectively. No benefits have been paid as of September 30, 2010.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2006.
As of September 30, 2010 and December 31, 2009, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.1 million in both periods, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Fair Value of Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. At September 30, 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and RSU awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 625,000 and 568,000 for the three month periods ended September 30, 2010 and 2009, respectively. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 738,000 and 698,000 for the nine month periods ended September 30, 2010 and 2009, respectively.
The Company has issued restricted shares under its stock plan in which shares vest upon satisfaction of certain performance and/or service conditions. The effect of unvested restricted stock was to increase weighted average shares outstanding assuming dilution by 116,000 and 121,000 for the three and nine month periods ended September 30, 2009, respectively. There was no impact of unvested restricted stock on the weighted average shares outstanding assuming dilution at September 30, 2010.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair values of the Company’s fuel hedges as of September 30, 2010 and the changes in their fair values during the three months and nine months ended September 30, 2010 were immaterial.

Assets Held for Sale
Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at September 30, 2010. After adjustment to fair value, the $12.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, “Fair Value Measurements.”
New Accounting Pronouncements
The pronouncements that the Company adopted in the first nine months of 2010 did not have a material impact on the consolidated financial statements.
Disposal Activities
During the second quarter of 2010, the Company began ceasing the operations of its Aaron’s Office Furniture division. During the third quarter of 2010, the Company closed two additional Aaron’s Office Furniture stores and had two remaining stores open. As a result, the Company recorded $949,000 in the three months ended September 30, 2010 related to the closing of this division. In the first nine months of 2010, the Company closed 10 of its Aaron’s Office Furniture stores and recorded $4.7 million in lease merchandise write-downs and other miscellaneous expenses, totaling $8.1 million. The charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category.
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2009 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments and unrealized loss from fuel hedges, as summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Net Earnings	$26,179	$24,636	$87,589	$87,537
Other Comprehensive Income:
Foreign Currency Translation Adjustment	613	328	547	941
Unrealized Income from Fuel Hedges, Net of Tax	13	—	8	—

Comprehensive Income	$26,805	$24,964	$88,144	$88,478

Note D — Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009
Revenues From External Customers:
Sales and Lease Ownership	$435,573	$396,175	$1,331,635	$1,250,138
Franchise	14,537	12,881	43,611	38,908
Other	3,940	4,451	13,343	14,649
Manufacturing	17,591	15,106	56,810	54,659

Revenues of Reportable Segments	471,641	428,613	1,445,399	1,358,354
Elimination of Intersegment Revenues	(17,783)	(15,259)	(57,383)	(55,183)
Cash to Accrual Adjustments	(1,708)	1,905	4,402	3,348

Total Revenues from External Customers from Continuing Operations	$452,150	$415,259	$1,392,418	$1,306,519

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$33,493	$24,507	$114,312	$108,652
Franchise	11,163	9,619	33,706	28,667
Other	(654)	(1,266)	(8,729)	(4,040)
Manufacturing	891	767	2,443	2,883

Earnings Before Income Taxes for Reportable Segments	44,893	33,627	141,732	136,162
Elimination of Intersegment Profit	(891)	(764)	(2,445)	(2,881)
Cash to Accrual and Other Adjustments	(1,917)	2,136	1,689	3,304

Total Earnings from Continuing Operations Before Income Taxes	$42,085	$34,999	$140,976	$136,585

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
On June 18, 2010, the Company entered into the second amended and restated loan facility agreement and guaranty, which amends the previous loan facility agreement and guaranty. The new franchisee loan facility extended the maturity date until May 20, 2011, increased the maximum commitment amount under the facility from $175,000,000 to $200,000,000, provided for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increased the maximum available amount of swing loans from $20,000,000 to $25,000,000, reduced the Company’s interest obligations with respect to franchisees that operate stores located in the U.S. and established the Company’s interest obligations with respect to franchisees that operate stores located in Canada, and modified certain exhibits. The Company remains subject to the same financial covenants under the new franchisee loan facility.
The Company has guaranteed the borrowings of certain independent franchisees under the aforementioned franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 90 days of the event of default. At September 30, 2010, the portion that the Company might be obligated to repay in the event franchisees defaulted was $131.4 million. Of this amount, approximately $122.6 million represents franchise borrowings outstanding under the franchise loan program and approximately $8.8 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. At September 30, 2010, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $29.7 million.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors
Aaron’s, Inc.
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of September 30, 2010, and the related consolidated statements of earnings for the three–month and nine–month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine–month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
November 3, 2010

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months and nine months ended September 30, 2010, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division (formerly MacTavish Furniture Industries Division), which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.395 billion in 2007 to $1.753 billion in 2009, representing a compound annual growth rate of 12.1%. Total revenues from continuing operations for the three months ended September 30, 2010, were $452.2 million, an increase of $36.9 million, or 8.9%, over the comparable period in 2009. Total revenues from continuing operations for the nine months ended September 30, 2010, were $1.392 billion, an increase of $85.9 million, or 6.6%, over the comparable period in 2009.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $52.9 million of revenues in 2009, up from $38.8 million in 2007, representing a compound annual growth rate of 16.8%. Total revenues from franchise royalties and fees for the three months ended September 30, 2010, were $14.5 million, an increase of $1.7 million, or 12.9%, over the comparable period in 2009. Total revenues from franchise royalties and fees for the nine months ended September 30, 2010, were $43.6 million, an increase of $4.7 million, or 12.1%, over the comparable period in 2009.

Unification of our Dual Common Stock Class Structure. Aaron’s has had a dual common stock class structure since 1992, whereby the Class A Common Stock possesses all the voting power and the Common Stock is nonvoting. On September 13, 2010, the Company announced that its Board of Directors has approved, and is recommending to the Company’s shareholders for approval, the conversion of the nonvoting Common Stock into voting Class A Common Stock on a one-for-one basis and to rename the Company’s Class A Common Stock after conversion as “Common Stock.” The transaction is subject to the approval of the shareholders of the Company’s Common Stock and Class A Common Stock, each voting as a separate class, at a special meeting that is currently expected to be held in December 2010.
The Company expects to realize a number of benefits from the proposed reclassification, including: (1) increasing the trading volume and liquidity of its shares; (2) simplifying its equity capital structure; (3) broadening the appeal of its shares to a larger base of investors; (4) aligning more closely the voting rights of the Company’s shareholders with their economic interests; and (5) providing increased flexibility to use equity as acquisition currency and for possible future offerings of our capital stock to potential investors.
As part of the proposal, the Company also expects to seek to amend and strengthen various anti-takeover measures in its Bylaws.
Aaron’s Office Furniture Closure. In November 2008, the Company completed the sale of substantially all of the assets and the transfer of certain liabilities of its legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When the Company sold its legacy rent-to-rent business, it decided to keep the 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 the Company announced its plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the Company’s Sales & Lease Ownership business. Since June 2010, the Company has closed ten of its Aaron’s Office Furniture stores and has two remaining stores open to liquidate merchandise. The Company currently estimates that it will record a total of approximately $9.2 million in charges for the write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated to closing the stores and winding down the division. Approximately $8.1 million, or 88% of the total estimated charges, has been recorded through September 30, 2010.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended September 30, 2010, we calculated this amount by comparing revenues for the three months ended September 30, 2010 to revenues for the comparable period in 2009 for all stores open for the entire 15-month period ended September 30, 2010, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2010, we calculated this amount by comparing revenues for the nine months ended September 30, 2010 to revenues for the comparable period in 2009 for all stores open for the entire 24-month period ended September 30, 2010, excluding stores that received lease agreements from other acquired, closed or merged stores.
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
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of September 30, 2010 and December 31, 2009, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $32.2 million and $37.4 million, respectively, and accounts revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.0 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
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
We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments for the three month periods ended September 30 were $12.2 million in 2010 and $9.9 million in 2009. Lease merchandise adjustments for the nine month periods ended September 30 were $35.3 million in 2010 and $26.8 million in 2009.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing or consolidating stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of September 30, 2010 and December 31, 2009, our reserve for closed or consolidated stores was $5.8 million and $2.3 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at September 30, 2010.

Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was estimated at $26.2 million and $22.5 million at September 30, 2010 and December 31, 2009, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $22.2 million and $19.8 million at September 30, 2010 and December 31, 2009, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2010.
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

Results of Operations
Three months ended September 30, 2010 compared with three months ended September 30, 2009
The following table shows key selected financial data for the three month periods ended September 30, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2010	September 30, 2009	2010 from 2009	2010 from 2009
REVENUES:
Lease Revenues and Fees	$340,848	$320,603	$20,245	6.3%
Retail Sales	8,362	8,846	(484)	(5.5)
Non-Retail Sales	84,301	69,501	14,800	21.3
Franchise Royalties and Fees	14,537	12,881	1,656	12.9
Other	4,102	3,428	674	19.7

	452,150	415,259	36,891	8.9

COSTS AND EXPENSES:
Retail Cost of Sales	4,415	5,283	(868)	(16.4)
Non-Retail Cost of Sales	76,209	63,503	12,706	20.0
Operating Expenses	206,021	193,440	12,581	6.5
Depreciation of Lease Merchandise	122,692	117,024	5,668	4.8
Interest	728	1,010	(282)	(27.9)

	410,065	380,260	29,805	7.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	42,085	34,999	7,086	20.2
INCOME TAXES	15,906	10,344	5,562	53.8

NET EARNINGS FROM CONTINUING OPERATIONS	26,179	24,655	1,524	6.2
NET LOSS FROM DISCONTINUED OPERATIONS	—	(19)	19	(100.0)

NET EARNINGS	$26,179	$24,636	$1,543	6.3%

Revenues. The 8.9% increase in total revenues, to $452.2 million for the three months ended September 30, 2010, from $415.3 million in the comparable period in 2009, was due mainly to a $20.2 million, or 6.3%, increase in lease revenues and fees. The $20.2 million increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 3.2% increase in same store revenues during the third quarter of 2010 and added a net of 44 Company-operated stores since September 30, 2009.
The 5.5% decrease in revenues from retail sales, to $8.4 million for the three months ended September 30, 2010 from $8.8 million in the comparable period in 2009, was due to decreased demand and decreased sales as a result of the closure of the majority of the Aaron’s Office Furniture stores.
The 21.3% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $84.3 million for the three months ended September 30, 2010, from $69.5 million for the comparable period in 2009, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at September 30, 2010 was 637, reflecting a net addition of 68 stores since September 30, 2009.
The 12.9% increase in franchise royalties and fees, to $14.5 million for the three months ended September 30, 2010, from $12.9 million for the comparable period in 2009, primarily reflects an increase in royalty income from franchisees, increasing 12.5% to $11.7 million for the three months ended September 30, 2010, compared to $10.4 million for the three months ended September 30, 2009. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing stores.

Other revenues increased 19.7% to $4.1 million for the three months ended September 30, 2010, from $3.4 million for the comparable period in 2009. Included in other revenues for the three months ended September 30, 2010 and September 30, 2009, is a $1.2 million and $193,000, respectively, gain on sales of Company-operated stores.
Cost of Sales. Retail cost of sales decreased 16.4% to $4.4 million for the three months ended September 30, 2010, compared to $5.3 million for the comparable period in 2009, and as a percentage of retail sales, decreased to 52.8% in 2010 from 59.7% in 2009 as a result of the decline in the volume of lower margin office furniture retail sales.
Non-retail cost of sales increased 20.0% to $76.2 million for the three months ended September 30, 2010, from $63.5 million for the comparable period in 2009, and as a percentage of non-retail sales, decreased to 90.4% from 91.4%.
Expenses. Operating expenses for the three months ended September 30, 2010, increased $12.6 million to $206.0 million from $193.4 million for the comparable period in 2009, a 6.5% increase. As a percentage of total revenues, operating expenses were 45.6% for the three months ended September 30, 2010, and 46.6% for the comparable period in 2009.
The Company began ceasing the operations of its Aaron’s Office Furniture division in June of 2010. The Company closed eight of its Aaron’s Office Furniture stores during the second quarter of 2010. During the third quarter of 2010 the Company closed two additional Aaron’s Office Furniture stores and had two remaining stores open to liquidate merchandise. As a result, the Company recorded $949,000 in operating expenses related to the closures in the third quarter of 2010. In the third quarter of 2009, the Company recorded a $2.2 million pre-tax charge to operating expenses relating to the write-down of certain lease merchandise and the impairment of long-lived assets associated with its Aaron’s Office Furniture stores.
Depreciation of lease merchandise increased $5.7 million to $122.7 million for the three months ended September 30, 2010, from $117.0 million during the comparable period in 2009, a 4.8% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.0% and 36.5%, for the three months ended September 30, 2010 and 2009, respectively.
Interest expense decreased to $728,000 for the three months ended September 30, 2010, compared with $1.0 million for the comparable period in 2009, a 27.9% decrease. The decrease in interest expense was due to lower debt levels during the third quarter of 2010.
Income tax expense increased $5.6 million to $15.9 million for the three months ended September 30, 2010, compared with $10.3 million for the comparable period in 2009, representing a 53.8% increase. Aaron’s effective tax rate was 37.8% in 2010 and 29.6% in 2009. The increase in effective tax rate was due to the favorable impact of a $2.3 million reversal in 2009 of previously recorded liabilities for uncertain tax positions as a result of expiration of statute of limitations on certain tax matters.
Net Earnings from Continuing Operations. Net earnings increased $1.5 million to $26.2 million for the three months ended September 30, 2010, compared with $24.7 million for the comparable period in 2009, representing a 6.2% increase. As a percentage of total revenues, net earnings from continuing operations were 5.8% and 5.9% for the three months ended September 30, 2010 and 2009. The increase in net earnings was primarily the result of the increased store sales gains in 2010 discussed above and the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 3.2% increase in same store revenues and a 12.9% increase in franchise royalties and fees.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009
The following table shows key selected financial data for the nine month periods ended September 30, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009:

			Dollar Increase/	% Increase/
	Nine Months Ended	Nine Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	September 30, 2010	September 30, 2009	2010 from 2009	2010 from 2009
REVENUES:
Lease Revenues and Fees	$1,052,494	$989,216	$63,278	6.4%
Retail Sales	32,778	34,211	(1,433)	(4.2)
Non-Retail Sales	253,941	230,302	23,639	10.3
Franchise Royalties and Fees	43,611	38,908	4,703	12.1
Other	9,594	13,882	(4,288)	(30.9)

	1,392,418	1,306,519	85,899	6.6

COSTS AND EXPENSES:
Retail Cost of Sales	19,028	20,502	(1,474)	(7.2)
Non-Retail Cost of Sales	231,729	210,311	21,418	10.2
Operating Expenses	618,690	575,528	43,162	7.5
Depreciation of Lease Merchandise	379,580	360,143	19,437	5.4
Interest	2,415	3,450	(1,035)	(30.0)

	1,251,442	1,169,934	81,508	7.0

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	140,976	136,585	4,391	3.2
INCOME TAXES	53,387	48,744	4,643	9.5

NET EARNINGS FROM CONTINUING OPERATIONS	87,589	87,841	(252)	(0.3)
NET LOSS FROM DISCONTINUED OPERATIONS	—	(304)	304	(100.0)

NET EARNINGS	$87,589	$87,537	$52	0.1%

Revenues. The 6.6% increase in total revenues, to $1.392 billion for the nine months ended September 30, 2010, from $1.307 billion in the comparable period in 2009, was due mainly to a $63.3 million, or 6.4%, increase in lease revenues and fees, plus a $23.6 million, or 10.3%, increase in non-retail sales. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 2.2% increase in same store revenues for the nine months ended September 30, 2010 from the comparable period in 2009 and added a net of 44 Company-operated stores since September 30, 2009.
The 4.2% decrease in revenues from retail sales, to $32.8 million for the nine months ended September 30, 2010 from $34.2 million in the comparable period in 2009, was due to decreased demand and decreased sales as a result of the closure of the majority of the Aaron’s Office Furniture stores.
The 10.3% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $253.9 million for the nine months of September 30, 2010, from $230.3 million for the comparable period in 2009, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at September 30, 2010 was 637, reflecting a net addition of 68 stores since September 30, 2009.
The 12.1% increase in franchise royalties and fees, to $43.6 million for the nine months ended September 30, 2010, from $38.9 million for the comparable period in 2009, primarily reflects an increase in royalty income from franchisees, increasing 13.7% to $35.6 million for the nine months ended September 30, 2010, compared to $31.3 million for the nine months ended September 30, 2009. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing stores.
Other revenues decreased 30.9% to $9.6 million for the nine months ended September 30, 2010, from $13.9 million for the comparable period in 2009. Included in other revenues for the nine months ended September 30, 2010 and 2009, are gains of $1.6 million and a $6.3 million, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 7.2% to $19.0 million for the nine months ended September 30, 2010, compared to $20.5 million for the comparable period in 2009, and as a percentage of retail sales, decreased to 58.1% in 2010 from 59.9% in 2009 primarily due to as a result of the decline in the volume of lower margin office furniture retail sales.
Non-retail cost of sales increased 10.2%, to $231.7 million for the nine months ended September 30, 2010, from $210.3 million for the comparable period in 2009, and as a percentage of non-retail sales, was 91.3% for both periods.
Expenses. Operating expenses for the nine months ended September 30, 2010, increased $43.2 million to $618.7 million from $575.5 million for the comparable period in 2009, a 7.5% increase. As a percentage of total revenues, operating expenses were 44.4% for the nine months ended September 30, 2010 and 44.1% for the comparable period in 2009.
The Company began ceasing the operations of its Aaron’s Office Furniture division in June of 2010. The Company closed ten of its Aaron’s Office Furniture stores during the first nine months of 2010 and had two remaining stores open to liquidate merchandise. As a result, the Company recorded $2.8 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses in the first nine months of 2010, totaling $8.1 million in operating expenses, related to the closures. In the first nine months of 2009 the Company recorded a $2.2 million pre-tax charge to operating expenses relating to the write-down of certain lease merchandise and the impairment of long-lived assets associated with its Aaron’s Office Furniture stores.
Depreciation of lease merchandise increased $19.4 million to $379.6 million for the nine months ended September 30, 2010, from $360.1 million during the comparable period in 2009, a 5.4% increase, and as a percentage of total lease revenues and fees, decreased slightly to 36.1% in 2010 from 36.4% in 2009.
Interest expense decreased to $2.4 million for the nine months ended September 30, 2010, compared with $3.5 million for the comparable period in 2009, a 30.0% decrease. The decrease in interest expense was due to lower debt levels during the first nine months of 2010.
Income tax expense increased $4.6 million to $53.4 million for the nine months ended September 30, 2010, compared with $48.7 million for the comparable period in 2009, representing a 9.5% increase. Aaron’s effective tax rate increased to 37.9% in 2010 from 35.7% in 2009 primarily due to the favorable impact of a $2.3 million reversal in 2009 of previously recorded liabilities for uncertain tax positions as a result of expiration of statute of limitations.
Net Earnings from Continuing Operations. Net earnings decreased to $87.6 million for the nine months ended September 30, 2010, from $87.8 million for the comparable period in 2010. As a percentage of total revenues, net earnings from continuing operations were 6.3% for the nine months ended September 30, 2010, and 6.7% for the nine months ended September 30, 2009. The decrease in net earnings was primarily the result of the office furniture charges and decreased store sales gains in 2010 discussed above, offset by the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 2.2% increase in same store revenues, and a 12.1% increase in franchise royalties and fees.
Discontinued Operations. The loss from discontinued operations (which represents losses from the Aaron’s Corporate Furnishings division that was sold in November 2008), net of tax, was $304,000 for the nine months ended September 30, 2009.
Balance Sheet
Cash and Cash Equivalents. Our cash balance decreased to $100.1 million at September 30, 2010, from $109.7 million at December 31, 2009. The decrease in our cash balance is primarily due to income tax payments. For additional information, refer to the “Liquidity and Capital Resources” and “Commitments” sections below.
Lease Merchandise, Net. Lease merchandise, net of accumulated depreciation, increased $34.3 million to $716.7 million at September 30, 2010 from $682.4 million at December 31, 2009, primarily due to fluctuations in the normal course of business.
Property, Plant and Equipment, Net. The decrease of $8.3 million in property, plant and equipment, net of accumulated depreciation, to $206.9 million at September 30, 2010 from $215.2 million at December 31, 2009, is primarily the result of sale-leaseback transactions completed since December 31, 2009. Certain assets have been reclassified as held for sale in all periods presented.

Goodwill. The $8.1 million increase in goodwill, to $202.5 million at September 30, 2010, from $194.4 million on December 31, 2009, is the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2009. The aggregate purchase price for these asset acquisitions totaled $17.5 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $62.1 million to $98.2 million at September 30, 2010, from $36.1 million at December 31, 2009, primarily as a result of an increase in prepaid income tax expense. The Small Business Jobs Act of 2010 was enacted after the Company had paid its third quarter estimated federal tax. As a result of the bonus depreciation provisions in this bill the Company had paid more than the anticipated 2010 federal tax liability.
Deferred Income Taxes Payable. The increase of $22.6 million in deferred income taxes payable to $186.3 million at September 30, 2010, from $163.7 million at December 31, 2009, is primarily related to bonus depreciation deductions on leased merchandise under the Small Business Jobs Act of 2010. The additional bonus depreciation deductions are partially offset by the reversals of the bonus depreciation deductions under the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009.
Liquidity and Capital Resources
General
Cash flows from operating activities for the nine months ended September 30, 2010 and 2009 were $49.3 million and $155.4 million, respectively. The decrease in cash flows from operating activities is primarily related to higher 2010 tax payments and purchases of lease merchandise.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $6.3 million for the first nine months of 2010 and $9.1 million for the comparable 2009 period. Our cash flows from operations include profits on the sale of lease merchandise. Sales of sales and lease ownership stores are an additional source of investing cash flows. Proceeds from such sales were $6.2 million for the first nine months of 2010. Proceeds from such sales were $24.1 million for the first nine months of 2009.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As Aaron’s continues to grow, the need for additional lease merchandise is expected to continue to be our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flows from operations;
•	bank credit;
•	trade credit with vendors;
•	proceeds from the sale of lease return merchandise;
•	private debt offerings; and
•	stock offerings.
At September 30, 2010, we did not have any amounts outstanding under our revolving credit agreement. The balance under the credit facilities decreased by $12.9 million in 2010. Our current revolving credit facility expires May 23, 2013. The total available credit on our revolving credit agreement is $140.0 million. Additionally, we have $24.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were first required in 2008.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2010 and believe that we will continue to be in compliance in the future.

We purchase our common shares in the market from time to time as authorized by our board of directors. We repurchased 478,805 shares in the first nine months of 2010 and we have the have authority to purchase 5,401,815 shares. We did not repurchase shares during 2009.
We have a consistent history of paying dividends, having paid dividends for 23 consecutive years. A $.0113 per share dividend on Common Stock and Class A Common Stock was paid in January 2009, April 2009, July 2009, and October 2009 for a total cash outlay of $3.7 million in 2009. Our board of directors increased the dividend 6.6% for the third quarter of 2009 on November 4, 2009 to $.012 per share and the dividend was paid in January 2010. A $.012 per share dividend on Common Stock and Class A Common Stock was paid in April 2010, July 2010 and October 2010. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the nine months ended September 30, 2010, we made $94.4 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for state income taxes of less than $1 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter estimated federal tax. As a result of the bonus depreciation provisions in this bill we have paid more than our anticipated 2010 federal tax liability. We plan to file for a refund of overpaid federal tax of approximately $34 million in January 2011.
The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where Aaron’s remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in prior periods. We estimate that at December 31, 2010 the remaining tax deferral associated with the Acts is approximately $77.0 million, of which approximately 78% will reverse in 2011 and the remainder will reverse between 2012 and 2013.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2010 are shown in the below table under “Contractual Obligations and Commitments.”
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On June 18, 2010, we entered into the second amended and restated loan facility agreement and guaranty, which amends the previous loan facility agreement and guaranty. The new franchisee loan facility extended the maturity date until May 20, 2011, increased the maximum commitment amount under the facility from $175,000,000 to $200,000,000, provided for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increased the maximum available amount of swing loans from $20,000,000 to $25,000,000, reduced the Company’s interest obligations with respect to franchisees that operate stores located in the U.S. and established the Company’s interest obligations with respect to franchisees that operate stores located in Canada, and modified certain exhibits. We remain subject to the same financial covenants under the new franchisee loan facility.
At September 30, 2010, the debt amount that we might be obligated to repay in the event franchisees defaulted was $131.4 million. Of this amount, approximately $122.6 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $8.8 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of September 30, 2010:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$27,305	$12,004	$12,000	$—	$3,301
Capital Leases	14,807	1,314	2,686	3,205	7,602
Operating Leases	513,962	91,136	142,124	96,471	184,231
Purchase Obligations	29,705	14,727	14,784	194	—

Total Contractual Cash Obligations	$585,779	$119,181	$171,594	$99,870	$195,134

The following table shows the approximate amounts of the Company’s commercial commitments as of September 30, 2010:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$131,430	$129,924	$1,506	$—	$—
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

Deferred income tax liabilities as of September 30, 2010 were approximately $186.3 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At September 30, 2010, we did not have any swap agreements. We do not use any market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes. In the first nine months of 2010, we entered into a fuel hedge which had no material impact on our financial position or operating results during the nine month period ended September 30, 2010.
Interest Rate Risk
We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2010, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements
The pronouncements that the Company adopted in the first nine months of 2010 did not have a material impact on the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part I, Item 2 of this Quarterly Report above under the headings “Market Risk” and “Interest Rate Risk.”
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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company made repurchases of its Common Stock during the third quarter of 2010, however, the Company made no repurchases of Class A Common Stock during 2010. As of September 30, 2010, the Company’s Board of Directors had authorized the repurchase of up to an additional 5,401,815 common shares pursuant to repurchase authority publicly announced from time-to-time.

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
July 1, 2010 through July 31, 2010	478,805	$16.89	478,805	5,401,815
August 1, 2010 through August 31, 2010	0	0	0	5,401,815
September 1, 2010 through September 30, 2010	0	0	0	5,401,815

Total	478,805	$16.89	478,805	5,401,815

ITEM 5. OTHER INFORMATION
The Company issued a press release on July 26, 2010 announcing its results for the second quarter ended June 30, 2010, and later that day, at 5:00 pm EDT or Eastern Daylight Time, held a conference call accessible to the public through a webcast to discuss those results. However, due to an inadvertent technical error, a Current Report on Form 8-K furnishing the press release pursuant to Item 2.02 thereof was not filed.
Furnished herewith as Exhibits 99.1 and 99.2, respectively, are the Company’s press release issued July 26, 2010 reporting the Company’s second quarter 2010 financial results and the transcript of its subsequent conference call discussing such results. The earnings call is also archived for playback at the Company’s website, http://www.aaronsinc.com/, in the “Investor Relations” section.”

ITEM 6. EXHIBITS
The following exhibits are furnished herewith:

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Aaron’s, Inc. press release dated July 26, 2010, announcing the Company’s financial results for the second quarter of 2010 (furnished pursuant to Item 2.02 of Form 8-K).

99.2	Transcript of the conference call discussing the second quarter of 2010 results.

101
The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC. (Registrant)
Date — November 3, 2010	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — November 3, 2010		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller