Form 10-K
period 2010-12-31
AARON'S INC
filed 2011-02-25
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file Number. 1-13941
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale prices of the registrant’s common shares as reported by the New York Stock Exchange on such date: $1,225,387,962. Subsequent to June 30, 2010, the registrant’s non-voting shares were converted into voting shares on a one-for-one basis. See Item 12.
The number of shares outstanding of the registrant’s class of common stock, as of February 24, 2011, was as follows:

SHARES OUTSTANDING AS OF
TITLE OF EACH CLASS	FEBRUARY 24, 2011

Common Stock, $.50 Par Value	80,132,070
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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
The above mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I.

ITEM 1.	BUSINESS
General
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. We engage in the lease ownership, lease and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, Panasonic®, Sony®, Dell®, Hewlett-Packard®, Simmons®, Frigidaire®, and Sharp®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division and the Woodhaven Furniture Industries division (formerly MacTavish Furniture Industries division), which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our sales and lease ownership business through opening new company-operated stores, expanding our franchise program, and making selective acquisitions.
As of December 31, 2010, we had 1,813 sales and lease ownership stores, comprised of 1,149 company-operated stores in 30 states and Canada and 664 independently-owned franchised stores in 48 states and Canada. We have added 304 company-operated and 223 franchised sales and lease ownership stores since the beginning of 2006. Included in the sales and lease ownership store counts above are 11 company-operated and six franchised RIMCO stores, our wheels, tires and accessories sales and lease ownership concept. We also have one office furniture store.
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
We have a history of revenue growth and profitability. Total revenues increased to $1.877 billion in 2010 from $1.228 billion in 2006, representing an 11.2% compound annual growth rate. Our total net earnings from continuing operations increased to $118.4 million in 2010 from $70.9 million in 2006 representing a 13.7% compound annual growth rate.
Our Chairman, R. Charles Loudermilk, Sr., established Aaron’s in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, N.E., Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.
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

Aaron’s Office Furniture. After disappointing results in a difficult environment, in June 2010 we announced plans to close all of the then 12 remaining the Aaron’s Office Furniture stores and focus solely on the Company’s sales and lease ownership business. Since June 2010, we closed 11 of the Aaron’s Office Furniture stores and have one remaining store open to liquidate merchandise. During 2010 we recorded $9.0 million in charges related to write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores and, closing down the division. We do not anticipate incurring significant charges in the future related to winding down the division.
Woodhaven Furniture Industries. Aaron’s is the only major furniture lease company in the United States that manufactures its own furniture. We operate five furniture manufacturing plants and seven bedding manufacturing facilities. By manufacturing our own specially designed residential furniture and bedding, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products.
HomeSmart. During the second half of 2010, we opened three company-operated stores under the HomeSmart name. These stores offer weekly payment lease agreements for products which are similar to those in our sales and lease ownership stores.
Industry Overview
The Rent-to-Own Industry
The rent-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a typical rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. The customer may cancel the agreement at any time by returning the merchandise to the store, generally with no further lease obligation. If the customer leases the item to the full term, he obtains ownership of the item, though he can choose to buy it at any time.
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

Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their lease merchandise. Based upon industry data, we believe that when merchandise is initially leased our customers obtain ownership move (over 46%) versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:
•	Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.
•	Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.
•	Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.
•	Fewer payments— our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.
•	Flexible payment methods—we offer our customers the opportunity to pay by cash, check, credit card or debit card, compared with the more common cash payment method at typical rent-to-own stores. We receive approximately 53% of our payment volume (in dollars) from customers by check, credit card or debit card. We also accept online payments.
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
Operating Strategies
Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:
•	Differentiate our Aaron’s Sales & Lease Ownership concept — We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make these customers feel welcome in our stores.
•	Offer high levels of customer service and satisfaction — We foster good relationships with our customers to attract recurring business and encourage them to lease merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of leased merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s E-University, which is a 60-course curriculum designed to enhance the customer relations skills of both company-operated and franchised store managers.
•	Promote our vendors and the Aaron’s® brand name — Our marketing initiatives reach the target Aaron’s customer in a variety of ways. We advertise our brand name “Dream Products” through our “Drive Dreams Home” sponsorship of NASCAR Championship Racing. Sponsorship of other sporting events, such as professional football, basketball and baseball, and various college sports, also targets this distinct market. Every month, we distribute mass mailings of promotional material outlining specific products. Our goal is to reach households within a specified radius of each store on a consistent basis every month. Currently, we mail over 26 million flyers each month to consumers in areas served by our stores. We also utilize national and local television and radio advertising in our markets and for special promotions throughout the year.

•	Manage merchandise through our manufacturing and distribution capabilities — We believe that our manufacturing operations and network of 17 fulfillment centers at December 31, 2010 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture merchandise, and provides us a reliable source of furniture. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.
•	Utilize proprietary management information systems — We use proprietary computerized information systems to systematically pursue collections, to manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis.
Growth Strategies
We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:
•	Open additional company-operated sales and lease ownership stores — We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added a net of 67 company-operated sales and lease ownership stores in 2010.
•	Increase our sales and lease ownership franchises — We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of company-operated and franchised stores creates a larger store base that generally enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of company revenues.
•	Increase revenues and net earnings from existing sales and lease ownership stores — We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our company-operated sales and lease ownership stores of 3.5% in 2010, 8.1% in 2009, and 3.1% in 2008. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our sales and lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.
•	Seek selective acquisitions in both new and existing sales and lease ownership markets — We will continue to explore acquisitions of other rent-to-own operations and select company franchised stores. In 2010, we acquired the lease agreements, merchandise and assets of 30 sales and lease ownership stores. Eleven of these stores were subsequently merged with existing locations and five stores were sold to franchisees, resulting in 14 new stores from acquisitions. We will also seek to convert the stores of existing independent lease operators to Aaron’s Sales & Lease Ownership franchised stores. In 2010, we sold ten of our sales and lease ownership stores to franchisees and one to a third party operator.
Operations
Sales and Lease Ownership
We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2010, we had 1,149 company-operated sales and lease ownership stores in 30 states and Canada.
We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising, store layout, pricing and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of typical rent-to-own stores and corporate furnishings (rent-to-rent) businesses, and the operations of consumer electronics and home furnishings retailers who finance merchandise.

The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 total square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. We also build to suit or occupy stand-alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within approximately ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our Woodhaven Furniture Industries division.
We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 90% of our sales and lease ownership agreements are monthly and approximately 10% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the lease agreement. We re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.
During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores. At December 31, 2010, we had 11 company-operated and six franchised RIMCO stores open.
Sales and Lease Ownership Franchise Program
We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2010, we had 664 franchised stores open and area development agreements with franchisees to open 282 stores in the future.
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
Our internal audit department conducts operational audits of every company store a minimum of once per year with additional audits performed due to General Manager turnover, risk assessments, and failing audits. We also conduct annual financial audits of each franchise and an annual operational audit of each franchised store. In addition, our proprietary management information system links each company and franchised store to corporate headquarters.
Furniture Manufacturing
Our Woodhaven Furniture Industries division has manufactured furniture for our stores since 1971. The division has five furniture manufacturing plants and seven bedding manufacturing facilities totaling approximately 781,000 square feet in the aggregate, that supply the majority of our upholstered furniture and bedding. We currently have no plans to significantly expand our capacity.
Our Woodhaven Furniture Industries division manufactures:
•	upholstered living-room furniture, including contemporary sofas, sofa beds, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics; and
•	bedding, including standard sizes of mattresses and box springs.
Woodhaven has designed special features for the furniture it manufactures that we believe reduce production costs, enhance product durability, and improve the shipping process relative to furniture purchased from third parties. These features include:
•	standardization of components;
•	reduction of parts and features susceptible to wear or damage;
•	more resilient foam;
•	durable, soil-resistant fabrics and sturdy frames for longer life and higher residual value; and
•	devices that allow sofas to stand on end for easier and more efficient transport.
Woodhaven also manufactures replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning lease return furniture.
The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier, and none of the raw materials we use are in short supply.
Marketing and Advertising
In our sales and lease ownership operations, we rely heavily on national and local television advertising. We advertise nationally on television with a variety of commercials. All of our television commercials generally feature brand name furniture, electronics, appliances and computers. Aaron’s has national broadcast partnerships with ESPN/ABC, SPEED Channel, TNT, TBS and Univision.
We believe we have garnered significant value from our sports marketing initiatives. We advertise and sponsor motorsports at various levels along with select professional and collegiate sports, such as NFL, NBA and MLB teams, and SEC and ACC college athletic programs, among others, whose fan base, match our customer demographic.
Our premier title sponsorship continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. Both races are broadcast live on national television and are among the most watched events on the NASCAR circuit.

We continue our sponsorship in 2011 of Michael Waltrip Racing with David Reutimann driving the Aaron’s #00 Dream Machine for 30 of 36 races in the NASCAR Sprint Cup Series. We expect that team owner Michael Waltrip will also drive an Aaron’s Dream Machine in select races in 2011.
All of our sports partnerships are integrated directly into advertising, promotional and marketing initiatives that have proven to significantly enhance the Company’s brand awareness and customer loyalty.
Paces East Advertising, Aaron’s in-house advertising and promotions department, distributes over 26 million direct circulars each month which highlight featured merchandise and demonstrate the cost advantage to consumers of sales and lease ownership over typical rent-to-own transactions.
Store Operations
Management. Our Aaron’s Sales & Lease Ownership division has 12 regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within their respective regions.
Stores are directly supervised by 122 sales and lease ownership regional managers, and two RIMCO regional managers. At the individual store level, the store manager is primarily responsible for overseeing:
•	customer and credit relations;
•	deliveries and pickups;
•	warehouse and inventory management;
•	hiring and terminating store employees; and
•	certain marketing efforts.
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
We generally perform no formal credit check with respect to sales and lease ownership customers, other than to verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for merchandise require payments in advance, and the merchandise normally is repossessed if a payment is significantly in arrears.
We do not extend credit to sales and lease ownership customers. Net company-wide merchandise shrinkage as a percentage of combined lease revenues was 2.5% in 2010 and 2.9% in 2009 and 2008. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.
Customer Service. We believe that customer service is one of the most important elements in the success of our business. Customer satisfaction is critical because the customer typically has the option of returning the leased merchandise at any time. Our goal is to make our customers feel positive about Aaron’s and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and free delivery is available in many cases. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.
Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has developed one of the largest training programs in the industry, called Aaron’s University. Aaron’s University is designed to provide a uniform customer service experience regardless of the store’s location, or whether it is company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s University. Aaron’s national trainers provide live interactive training via webinars on a daily basis to entry level and management level associates. The learning program is also complimented with a robust e-learning library with an ongoing constantly growing curriculum.
In addition to the e-learning program, Aaron’s University has a management development program that offers facilities-based training for store management-caliber associates. Additionally, approximately once a month we distribute a DVD entitled “Inside Aaron’s®.” These DVDs are intended to communicate a wide variety of topics of interest to our store personnel regarding current company initiatives. Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution
Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.
The following table shows the percentage of sales and lease ownership division revenues for the year ended December 31, 2010 attributable to different merchandise categories:

	Percentage of	Percentage of	Percentage of
Merchandise Category	2010 Revenues	2009 Revenues	2008 Revenues

Electronics	37%	37%	35%
Furniture	31%	30%	30%
Appliances	16%	15%	15%
Computers	13%	14%	16%
Other	3%	4%	4%
We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. We have no long-term agreements for the purchase of merchandise.
Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 94,000 square feet, to control merchandise. All company-operated sales and lease ownership stores receive merchandise directly from our 17 fulfillment centers, together totaling approximately 1,778,000 square feet. Most of our continental United States stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
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
Seasonality
Aaron’s revenue mix is moderately seasonal, with the first quarter of each year generally resulting in higher revenues than any other quarter during the year, primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal income tax refunds. Generally, our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect this trend to continue in future periods. Furthermore, we tend to experience slower growth in the number of agreements on lease in the third quarter of each year when compared to the other quarters of the year. We also expect this trend to continue in future periods unless we significantly change our store base as a result of new store openings or opportunistic acquisitions and dispositions.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal and state laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We do not anticipate that the various laws and regulations have had or will have a material adverse effect on our operations. However, we are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings.

A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership stores. Most state lease purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws in those states where we use a lease purchase form of agreement. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.
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
Employees
At December 31, 2010, Aaron’s had approximately 10,400 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

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
Aaron’s business is subject to certain risks and uncertainties, the most significant of which are set forth below.
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
Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is sometimes called “new store drag.” During 2010, we estimate that start-up expenses for new stores reduced our net earnings by approximately $13 million or $.15 per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
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
We frequently acquire other sales and lease ownership businesses. We acquired the lease agreements, merchandise and assets of 30 stores through acquisitions in 2010. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron’s existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

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
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $200.0 million, and we also guarantee franchisee borrowings under certain other debt facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2010 was $121.0 million. Of this amount, approximately $108.3 million represents franchisee borrowings outstanding under the franchise loan program and approximately $12.7 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Any loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the loss of their services at any time in the near future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could also adversely affect our business. Although we have employment agreements with the majority of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers.
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
Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 3.5% in 2010 and 8.1% in 2009. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:
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
The current economic downturn has renewed legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us, nor can we guaranty that Canadian law will not be enacted that would be materially adverse to us.
In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of federal and state or Canadian provincial laws and regulations and consumer tort law, including fraud and consumer protection laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Continuation or deepening of current economic conditions could result in decreased revenues or increased costs.
The United States’ and other economies are currently experiencing severe distress, accompanied by disruptions and contraction in the credit markets and broad unemployment. Although we believe the economic downturn has resulted in increased business in our sales and lease ownership stores, as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period of time, or get worse consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.
In addition, unemployment may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
Disruptions in the credit and capital markets may negatively affect our access to capital.
We have historically relied partially on the credit and capital markets to fund our growth, including through bank loan arrangements and periodic public stock offering and private placements of debt securities. Beginning in the second half of 2008, the global credit and capital markets experienced severe disruptions, resulting in increased costs of capital, and unavailability of some forms of capital. Although the credit and capital markets have improved somewhat, they have not recovered to their pre-crisis strength. While we believe our sources of capital will be adequate to fund our operations for the next 24 months, if credit and capital market disruptions continue for an extended period, or deteriorate further, we may not be able to obtain capital at favorable costs, and may not be able to obtain some forms of capital at all.
We are subject to laws that regulate franchisor-franchisee relationships. Our ability to develop new franchised stores and enforce our rights against franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
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
The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

LOCATION	SEGMENT AND PRIMARY USE	SQUARE FT.

Cairo, Georgia	Manufacturing-Furniture Manufacturing	300,000
Cairo, Georgia	Manufacturing-Furniture Manufacturing	147,000
Coolidge, Georgia	Manufacturing-Furniture Manufacturing	81,000
Coolidge, Georgia	Manufacturing-Furniture Manufacturing	48,000
Coolidge, Georgia	Manufacturing-Furniture Manufacturing	41,000
Coolidge, Georgia	Manufacturing-Administration and Showroom	10,000
Lewisburg, Pennsylvania	Manufacturing-Bedding Manufacturing	25,000
Buford, Georgia	Manufacturing-Bedding Manufacturing	32,000
Sugarland, Texas	Manufacturing-Bedding Manufacturing	20,000
Orlando, Florida	Manufacturing-Bedding Manufacturing	16,000
Indianapolis, Indiana	Manufacturing-Bedding Manufacturing	24,000
Kansas City, Kansas	Manufacturing-Bedding Manufacturing	12,500
Phoenix, Arizona	Manufacturing-Bedding Manufacturing	24,000
Auburndale, Florida	Sales & Lease Ownership-Fulfillment Center	125,000
Belcamp, Maryland	Sales & Lease Ownership-Fulfillment Center	95,000
Obetz, Ohio	Sales & Lease Ownership-Fulfillment Center	93,000
Prairie, Texas	Sales & Lease Ownership-Fulfillment Center	89,000
Duluth, Georgia	Sales & Lease Ownership-Fulfillment Center	120,000
Sugarland, Texas	Sales & Lease Ownership-Fulfillment Center	137,000
Winston-Salem, North Carolina	Sales & Lease Ownership-Fulfillment Center	83,000
Blythewood, South Carolina	Sales & Lease Ownership-Fulfillment Center	75,000
LaVergne, Tennessee	Sales & Lease Ownership-Fulfillment Center	140,000
Oklahoma City, Oklahoma	Sales & Lease Ownership-Fulfillment Center	87,000
Phoenix, Arizona	Sales & Lease Ownership-Fulfillment Center	112,000
Magnolia, Mississippi	Sales & Lease Ownership-Fulfillment Center	125,000
Plainfield, Indiana	Sales & Lease Ownership-Fulfillment Center	91,000
Portland, Oregon	Sales & Lease Ownership-Fulfillment Center	98,000
Rancho Cucamonga, California	Sales & Lease Ownership-Fulfillment Center	90,000
Westfield, Massachusetts	Sales & Lease Ownership-Fulfillment Center	131,000
Kansas City, Kansas	Sales & Lease Ownership-Fulfillment Center	97,000
Our executive and administrative offices occupy approximately 36,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta, Georgia. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia and a one-story building with over 44,000 square feet in Marietta, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. We do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations. We are currently a party to the proceeding described below:
In Kunstmann et al v. Aaron Rents, Inc. originally filed with the United States District Court, Northern District of Alabama (the “court”), on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 237 individuals, which may decrease as discovery continues. The discovery phase of the litigation will be completed by March 1, 2011. Those individuals who affirmatively opt to join the class may be required to travel at their own expense to Alabama for discovery purposes and/or trial. The court’s class certification ruling is procedural only and does not address the merits of the plaintiffs’ claims.
We believe we have meritorious defenses to the claims described above, and intend to vigorously defend against the claim. However, this proceeding is still developing, and due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in this proceeding, or in others to which we are currently a party. Substantial losses from legal proceedings could have a material adverse impact upon our business, financial position and results of operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
On December 7, 2010, at a special meeting of the shareholders of the Company, the shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to: (i) reclassify each outstanding share of Common Stock, par value $0.50 per share (the “Nonvoting Common Stock”) into one share of Class A Common Stock (the “Class A Common Stock”) and to rename the Class A Common Stock as Common Stock (the “Common Stock”), (ii) eliminate certain obsolete provisions relating to the Company’s prior dual-class common stock structure, and (iii) amend the number of authorized shares to be 225,000,000 total shares of Common Stock (the aggregate of the number of authorized shares of Nonvoting Common Stock and Class A Common Stock prior to the approval of the Amended and Restated Articles of Incorporation). Following receipt of shareholder approval at the special meeting, the Amended and Restated Articles of Incorporation were filed with the Secretary of State of the State of Georgia and are now effective.
As a result of the reclassification of shares of Nonvoting Common Stock into shares of Class A Common Stock and the other changes described above and effected by the Amended and Restated Articles of Incorporation, shares of the combined class now titled Common Stock have one vote per share on all matters submitted to the Company’s shareholders, including the election of directors. The former Nonvoting Common Stock did not entitle the holders thereof to any vote except as otherwise provided in the Company’s Articles of Incorporation or required by law. In addition, holders of the combined class of Common Stock will all vote as a single class of stock on any matters subject to a shareholder vote. Holders of the former Class A Common Stock and the Nonvoting Common Stock were previously entitled to separate class voting rights in certain circumstances as required by law, and those class voting rights were eliminated with the share reclassification. The holders of the combined class of Common Stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by the Board of Directors of the Company out of legally available funds. Prior to the reclassification, the Company’s Amended and Restated Articles of Incorporation permitted the payment of a cash dividend on the Nonvoting Common Stock without paying any dividend on the Class A Common Stock or the payment of a cash dividend on the Nonvoting Common Stock that was up to 50% higher than any dividend paid on the Class A Common Stock. Cash dividends could not be paid on the Class A Common Stock unless equal or higher dividends were paid on the Nonvoting Common Stock.
The conversion had no other impact on the economic equity interests of holders of Common Stock, including with regards to liquidation rights or redemption, regardless of whether holders previously held shares of Nonvoting Common Stock or Class A Common Stock.
Effective December 13, 2010, all shares of the Common Stock began trading as a single class on the New York Stock Exchange under the ticker symbol “AAN.” As a result of the conversion, trading of the Nonvoting Common Stock under the ticker symbol “AAN” was suspended before the opening of the New York Stock Exchange on December 13, 2010. The CUSIP number of the Common Stock is the same as the prior Class A Common Stock, 002535300.
The number of shareholders of record of the Company’s Common Stock at February 24, 2011 was 282. The closing price for the Common Stock at February 23, 2011 was $23.18.

The following table shows the range of high and low closing prices per share for the Nonvoting Common Stock and Class A Common Stock (now known as the Common Stock) and the quarterly cash dividends declared per share for the periods indicated.

			Cash
			Dividends
Common Stock	High	Low	Per Share
December 31, 2010
Fourth Quarter (December 13, 2010 — December 31, 2010)(1)	$20.67	$19.73	$.013

			Cash
			Dividends
Former Nonvoting Common Stock	High	Low	Per Share
December 31, 2010
First Quarter(2)	$22.47	$18.25	$.012
Second Quarter(2)	24.32	17.05	.012
Third Quarter	18.62	16.16	.012
Fourth Quarter (October 1, 2010 — December 10, 2010)(1)	22.53	16.92	NA

December 31, 2009
First Quarter(2)	$18.67	$13.91	$.011
Second Quarter(2)	23.47	17.17	.011
Third Quarter(2)	21.35	16.55	.011
Fourth Quarter(2)	19.68	16.40	.012

			Cash
			Dividends
Former Class A Common Stock	High	Low	Per Share
December 31, 2010
First Quarter(2)	$18.10	$14.60	$.012
Second Quarter(2)	19.85	13.55	.012
Third Quarter	18.40	13.00	.012
Fourth Quarter (October 1, 2010 — December 10, 2010)(1)	21.03	16.81	NA

December 31, 2009
First Quarter(2)	$15.60	$10.50	$.011
Second Quarter(2)	20.30	14.83	.011
Third Quarter(2)	16.73	13.38	.011
Fourth Quarter(2)	15.77	9.56	.012

(1)	Effective December 13, 2010 shares of the former Nonvoting Common Stock were converted into shares of Class A Common Stock and the Class A Common Stock was renamed Common Stock.

(2)	Shares have been adjusted for the effect of the 3-for-2 partial stock split distributed on April 15, 2010 and effective April 16, 2010.
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

Issuer Purchases of Equity Securities
The Company repurchased 1,478,805 shares of former Nonvoting Common Stock and no shares of Class A Common Stock during 2010. As of December 31, 2010, 4,401,815 Common Stock shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.
The following table provides information regarding our former Nonvoting Common Stock repurchases under our publicly-announced purchase authority. All repurchases were made on the open market.
Issuer Purchases of Equity Securities

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
	(a) Total Number		Purchased as	Shares that May
	of Nonvoting		Part of Publicly	Yet Be Purchased
	Common Stock	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
October 1 through October 31, 2010	—	—	—	5,401,815
November 1 through November 30, 2010	445,717	19.82	445,717	4,956,098
December 1 through December 31, 2010	554,283	20.07	554,283	4,401,815
QTD Total	1,000,000	19.96	1,000,000
YTD Total	1,478,805	18.97	1,478,805
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc. which have been derived from the Consolidated Financial Statements of the Company for each of the five years in the period ended December 31, 2010. Amounts have been restated to reflect the Aaron’s Corporate Furnishings division as discontinued operations. See Note N to our Consolidated Financial Statements in Item 8 of Part II for a discussion of the sale of our Aaron’s Corporate Furnishings division. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(Dollar Amounts in Thousands,	December 31,	December 31,	December 31,	December 31,	December 31,
Except Per Share Data)	2010	2009	2008	2007	2006
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$1,402,053	$1,310,709	$1,178,719	$1,045,804	$915,872
Retail Sales	40,556	43,394	43,187	34,591	40,102
Non-Retail Sales	362,273	327,999	309,326	261,584	224,489
Franchise Royalties and Fees	59,112	52,941	45,025	38,803	33,626
Other	12,853	17,744	16,351	14,157	14,358

	1,876,847	1,752,787	1,592,608	1,394,939	1,228,447

Costs and Expenses:
Retail Cost of Sales	23,013	25,730	26,379	21,201	25,207
Non-Retail Cost of Sales	330,918	299,727	283,358	239,755	207,217
Operating Expenses	824,929	771,634	705,566	617,106	525,980
Depreciation of Lease Merchandise	504,105	474,958	429,907	391,538	349,218
Interest	3,096	4,299	7,818	7,587	8,567

	1,686,061	1,576,348	1,453,028	1,277,187	1,116,189

Earnings From Continuing Operations Before Income Taxes	190,786	176,439	139,580	117,752	112,258
Income Taxes	72,410	63,561	53,811	44,327	41,355

Net Earnings From Continuing Operations	118,376	112,878	85,769	73,425	70,903
(Loss) Earnings From Discontinued Operations, Net of Tax	—	(277)	4,420	6,850	7,732

Net Earnings	$118,376	$112,601	$90,189	$80,275	$78,635

Earnings Per Share From Continuing Operations	$1.46	$1.39	$1.07	$0.90	$0.90
Earnings Per Share From Continuing Operations Assuming Dilution	1.44	1.38	1.06	0.89	0.89
Earnings Per Share From Discontinued Operations	.00	.00	.06	.08	.10
(Loss) Earnings Per Share From Discontinued Operations Assuming Dilution	.00	(.01)	.05	.08	.10
Dividends Per Share:
Common Stock	.049	.046	.043	.041	.038
Class A Common Stock	.049	.046	.043	.041	.038

FINANCIAL POSITION (Dollar Amounts in Thousands)
Lease Merchandise, Net	$814,484	$682,402	$681,086	$558,322	$550,205
Property, Plant and Equipment, Net	204,912	215,183	209,452	228,275	152,032
Total Assets	1,502,072	1,321,456	1,233,270	1,113,176	979,606
Credit Facilities	41,790	55,044	114,817	185,832	129,974
Shareholders’ Equity	979,417	887,260	761,544	673,380	607,015

AT YEAR END
Stores Open:
Company-Operated	1,150	1,097	1,053	1,030	857
Franchised	664	597	504	484	441
Lease Agreements in Effect	1,325,000	1,171,000	1,017,000	820,000	734,000
Number of Employees	10,400	10,000	9,600	9,100	7,900
Shares have been adjusted for the effect of the 3-for-2 partial stock split distributed on April 16, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Aaron’s, Inc. is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.593 billion in 2008 to $1.877 billion in 2010, representing a compound annual growth rate of 8.5%. Total revenues for the year ended December 31, 2010 increased $124.1 million, or 7.1%, over the prior year.
The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 67 company-operated sales and lease ownership stores in 2010. We spend on average approximately $600,000 to $700,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in unit revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only company-operated stores. Our franchisees added a net of 67 stores in 2010. We purchased 12 franchised stores during 2010. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for $59.1 million of revenues in 2010, up from $45.0 million in 2008, representing a compounded annual growth rate of 14.6%.
Aaron’s Office Furniture Closure. In November 2008, the Company completed the sale of substantially all of the assets and the transfer of certain liabilities of its legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When the Company sold its rent-to-rent business, it decided to keep the then 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 the Company announced its plans to close all of the then 12 remaining the Aaron’s Office Furniture stores and focus solely on the Company’s Sales & Lease Ownership business. Since June 2010, the Company has closed 11 of its Aaron’s Office Furniture stores and has one remaining store open to liquidate merchandise. As a result, the Company recorded $9.0 million in 2010 related to the write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores and winding down the division. We do not anticipate incurring significant charges in the future related to winding down of the division.
Stock Split. On March 23, 2010, we announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Nonvoting Common Stock and Class A Common Stock. New shares were distributed on April 15, 2010 to shareholders of record as of the close of business on April 1, 2010. All share and per share information has been restated for all periods presented to reflect this stock split.
Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. The change in same store revenues is calculated by comparing revenues for the year to revenues for the prior year for all stores open for the entire 24-month period, excluding stores that received lease agreements from other acquired, closed or merged stores.

Key Components of Income
In this management’s discussion and analysis section, we review the Company’s consolidated results including the five components of our revenues, costs of sales and expenses, of which depreciation of lease merchandise is a significant part.
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
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2010 and 2009, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $39.5 million and $37.4 million, respectively, and accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $4.9 million and $5.3 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
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
We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments totaled $46.5 million, $38.3 million, and $34.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The current year includes a write down of $4.7 million related to the closure of the Aaron’s Office Furniture division.

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
From time to time, we close or consolidate stores. Our primary cost associated with closing or consolidating stores is the future lease payments and related commitments. We record an estimate of the future obligation related to closed or consolidated stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income which we base upon historical experience. For the years ended December 31, 2010 and 2009, our reserve for closed or consolidated stores was $6.4 million and $2.3 million, respectively, and the increase was primarily the result of the closure of the Aaron’s Office Furniture stores. If our estimates related to sublease income are not correct, our actual liability may be more or less than the liability recorded at December 31, 2010.
Insurance Programs. Aaron’s maintains insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $27.6 million and $22.5 million at December 31, 2010 and 2009, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $23.8 million and $19.8 million at December 31, 2010 and 2009, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2010. The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
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

Results of Operations
Year Ended December 31, 2010 Versus Year Ended December 31, 2009
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009.

			Increase/	% Increase/
			(Decrease) in	(Decrease) to
	Year Ended December 31,		Dollars to 2010	2010 from
(In Thousands)	2010	2009	from 2009	2009
REVENUES:
Lease Revenues and Fees	$1,402,053	$1,310,709	$91,344	7.0%
Retail Sales	40,556	43,394	(2,838)	(6.5)
Non-Retail Sales	362,273	327,999	34,274	10.4
Franchise Royalties and Fees	59,112	52,941	6,171	11.7
Other	12,853	17,744	(4,891)	(27.6)

	1,876,847	1,752,787	124,060	7.1
COSTS AND EXPENSES:
Retail Cost of Sales	23,013	25,730	(2,717)	(10.6)
Non-Retail Cost of Sales	330,918	299,727	31,191	10.4
Operating Expenses	824,929	771,634	53,295	6.9
Depreciation of Lease Merchandise	504,105	474,958	29,147	6.1
Interest	3,096	4,299	(1,203)	(28.0)

	1,686,061	1,576,348	109,713	7.0

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,786	176,439	14,347	8.1

INCOME TAXES	72,410	63,561	8,849	13.9

NET EARNINGS FROM CONTINUING OPERATIONS	118,376	112,878	5,498	4.9

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(277)	277	(100.0)

NET EARNINGS	$118,376	$112,601	$5,775	5.1%

Revenues
The 7.1% increase in total revenues, to $1.877 billion in 2010 from $1.753 billion in 2009, was due mainly to a $91.3 million, or 7.0%, increase in lease revenues and fees revenues, plus a $34.3 million, or 10.4%, increase in non-retail sales. The $91.3 million increase in lease revenues and fees revenues was attributable to our sales and lease ownership division, which had a 4.4% increase in same store revenues during the 24 month period ended December 31, 2010 and added a net 112 company-operated stores since the beginning of 2009.
The 6.5% decrease in revenues from retail sales, to $40.6 million in 2010 from $43.4 million in the comparable period in 2009, was due to decreased demand and closure of the majority of the Aaron’s Office Furniture stores in 2010.

The 10.4% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $362.3 million in 2010 from $328.0 million in 2009, was due to the growth of our franchise operations and our distribution network. The total number of franchised sales and lease ownership stores at December 31, 2010 was 664, reflecting a net addition of 160 stores since the beginning of 2009.
The 11.7% increase in franchise royalties and fees, to $59.1 million in 2010 from $52.9 million in 2009, primarily reflects an increase in royalty income from franchisees, increasing 13.2% to $47.9 million in 2010 compared to $42.3 million in 2009. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchised stores.
Other revenues decreased 27.6% to $12.9 million in 2010 from $17.7 million in 2009. Included in other revenues in 2010 is a $1.9 million gain from the sales of the assets of 11 stores. Included in other revenues in 2009 is a $7.8 million gain on the sales of the assets of 39 stores.
Cost of Sales
Retail cost of sales decreased 10.6% to $23.0 million in 2010 compared to $25.7 million in 2009, and as a percentage of retail sales, decreased to 56.7% in 2010 from 59.3% in 2009 primarily as a result of decline in the volume of lower margin office furniture retail sales associated with the closure of 14 Aaron’s Office Furniture stores.
Non-retail cost of sales increased 10.4%, to $330.9 million in 2010, from $299.7 million for the comparable period in 2009, and as a percentage of non-retail sales, decreased slightly to 91.3% in 2010 from 91.4% in 2009.
Expenses
Operating expenses in 2010 increased $53.3 million to $824.9 million from $771.6 million in 2009, a 6.9% increase. As a percentage of total revenues, operating expenses were 44.0% for both the year ended December 31, 2010, and 2009.
We began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. We closed 14 of its Aaron’s Office Furniture stores during 2010 and had one remaining store open to liquidate merchandise. As a result, we recorded $3.3 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses in 2010, totaling $9.0 million in operating expenses, related to the closures. In 2009 we recorded a $2.2 million pre-tax charge to operating expenses relating to the write-down of certain lease merchandise and the impairment of long-lived assets associated with Aaron’s Office Furniture stores.
Depreciation of lease merchandise increased $29.1 million to $504.1 million in 2010 from $475.0 million during the comparable period in 2009, a 6.1% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.0% from 36.2% a year ago.
Interest expense decreased to $3.1 million in 2010 compared with $4.3 million in 2009, a 28.0% decrease. The decrease in interest expense was due to lower debt levels during 2010.
Income tax expense increased $8.8 million to $72.4 million in 2010, compared with $63.6 million in 2009, representing a 13.9% increase. Our effective tax rate increased to 38.0% in 2010 from 36.0% in 2009 primarily related to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions due to expiration of statute of limitations in 2009.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $5.5 million to $118.4 million in 2010 compared with $112.9 million in 2009, representing a 4.9% increase. As a percentage of total revenues, net earnings from continuing operations were 6.3% and 6.4% in 2010 and 2009, respectively. The increase in net earnings from continuing operations was primarily the result of the maturing of new company-operated sales and lease ownership stores added over the past several years, contributing to a 4.4% increase in same store revenues, and an 11.7% increase in franchise royalties and fees.

Year Ended December 31, 2009 Versus Year Ended December 31, 2008
The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2009 and 2008, and the changes in dollars and as a percentage to 2009 from 2008.

			Increase/
			(Decrease) in	% Increase/
	Year Ended December 31,		Dollars to 2009	(Decrease) to
(In Thousands)	2009	2008	from 2008	2009 from 2008
REVENUES:
Lease Revenues and Fees	$1,310,709	$1,178,719	$131,990	11.2%
Retail Sales	43,394	43,187	207	0.5
Non-Retail Sales	327,999	309,326	18,673	6.0
Franchise Royalties and Fees	52,941	45,025	7,916	17.6
Other	17,744	16,351	1,393	8.5

	1,752,787	1,592,608	160,179	10.1
COSTS AND EXPENSES:
Retail Cost of Sales	25,730	26,379	(649)	(2.5)
Non-Retail Cost of Sales	299,727	283,358	16,369	5.8
Operating Expenses	771,634	705,566	66,068	9.4
Depreciation of Lease Merchandise	474,958	429,907	45,051	10.5
Interest	4,299	7,818	(3,519)	(45.0)

	1,576,348	1,453,028	123,320	8.5

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	176,439	139,580	36,589	26.4

INCOME TAXES	63,561	53,811	9,750	18.1

NET EARNINGS FROM CONTINUING OPERATIONS	112,878	85,769	27,109	31.6

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(277)	4,420	(4,697)	(106.3)

NET EARNINGS	$112,601	$90,189	$22,412	24.9%

Revenues
The 10.1% increase in total revenues, to $1.753 billion in 2009 from $1.593 billion in 2008, was due mainly to a $132.0 million, or 11.2%, increase in lease revenues and fees, plus an $18.7 million, or 6.0%, increase in non-retail sales. The $132.0 million increase in lease revenues and fees revenues was attributable to our sales and lease ownership division, which had a 8.1% increase in same store revenues during the 24 month period ended December 31, 2009 and added a net 68 company-operated stores since the beginning of 2008.
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
Cost of Sales
Cost of sales from retail sales decreased 2.5% to $25.7 million in 2009 compared to $26.4 million in 2008, with retail cost of sales as a percentage of retail sales decreasing to 59.3% from 61.1% in 2008 as a result of improved pricing and lower product cost.
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
Income tax expense increased $9.8 million to $63.6 million in 2009, compared with $53.8 million in 2008, representing an 18.1% increase. Our effective tax rate decreased to 36.0% in 2009 from 38.6% in 2008 primarily related to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions due to expiration of statute of limitations.
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
Balance Sheet
Cash and Cash Equivalents. The Company’s cash balance decreased to $72.0 million at December 31, 2010 from $109.7 million at December 31, 2009. The decrease in our cash balance is due to cash flow generated from operations, less cash used by investing and financing activities of $37.7 million. For additional information, refer to the “Liquidity and Capital Resources” section below.
Lease Merchandise, Net. The increase of $132.1 million in lease merchandise, net of accumulated depreciation, to $814.5 million at December 31, 2010 from $682.4 million at December 31, 2009, is primarily the result of continued revenue growth of new and existing company-operated stores, partially offset by lower product costs.

Property, Plant and Equipment, Net. The decrease of $10.3 million in property, plant and equipment, net of accumulated depreciation, to $204.9 million at December 31, 2010 from $215.2 million at December 31, 2009, is primarily the result of sale-leaseback transactions completed since December 31, 2009. In addition the Company recorded an impairment charge of $3.0 million in 2009 related to various properties and land parcels which have been reclassified as held for sale in all periods presented.
Goodwill, Net. The $8.0 million increase in goodwill, to $202.4 million on December 31, 2010 from $194.4 million on December 31, 2009, is the result of a series of acquisitions of sales and lease ownership businesses. During 2010, the Company acquired a total of 30 stores. The aggregate purchase price for these asset acquisitions totaled $17.9 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $86.9 million to $122.9 million at December 31, 2010 from $36.1 million at December 31, 2009, primarily as a result of an increase in prepaid income taxes.
Accounts Payable and Accrued Expenses. The increase of $35.9 million in accounts payable and accrued expenses, to $213.1 million at December 31, 2010 from $177.3 million at December 31, 2009, is primarily the result of fluctuations in the timing of payments and greater purchases of lease merchandise.
Deferred Income Taxes Payable. The increase of $63.8 million in deferred income taxes payable to $227.5 million at December 31, 2010 from $163.7 million at December 31, 2009 is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.
Credit Facilities. The $13.3 million decrease in the amounts we owe under our credit facilities to $41.8 million on December 31, 2010 from $55.0 million on December 31, 2009, primarily reflects net payments in 2010 on our senior unsecured notes.
Liquidity and Capital Resources
General
Cash flows from continuing operations for the year ended December 31, 2010 and 2009 were $49.3 million and $193.7 million, respectively. The decrease in cash flows from operating activities is primarily related to higher 2010 tax payments and greater purchases of lease merchandise.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $6.5 million in 2010, $9.5 million in 2009 and $28.5 million in 2008. Sales of sales and lease ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $8.0 million in 2010, $32.0 million in 2009 and $22.7 million in 2008. The amount of lease merchandise sold in these sales and shown under investing activities was $4.5 million in 2010, $16.3 million in 2009 and $11.7 million in 2008. In addition, in 2008 the proceeds from the sale of the Aaron’s Corporate Furnishings division shown under investing activities were $76.4 million.
Our cash flows include profits on the sale of lease return merchandise. Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise will remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flow from operations;
•	bank credit;
•	trade credit with vendors;
•	proceeds from the sale of lease return merchandise;
•	private debt offerings; and
•	stock offerings.

At December 31, 2010, there was no outstanding balance under our revolving credit agreement. The credit facilities balance decreased by $13.3 million in 2010 primarily as a result of net payments made on our senior unsecured notes during the period. Our revolving credit facility expires May 23, 2013 and the total available credit on the facility is $140.0 million.
We have $24.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were made in 2008, 2009 and 2010, and are due in equal $12.0 million annual installments until maturity.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2010 and believe that we will continue to be in compliance in the future.
We purchase our stock in the market from time to time as authorized by our board of directors. We repurchased 1,478,805 shares of Nonvoting Common Stock and no shares of Class A Common Stock during 2010 and have authority to purchase 4,401,815 additional shares. We repurchased $28.0 million of our stock in 2010.
We have a consistent history of paying dividends, having paid dividends for 23 consecutive years. A $.0113 per share dividend on Nonvoting Common Stock and Class A Common Stock was paid in January 2009, April 2009, July 2009, and October 2009. Our board of directors increased the dividend 6.2% for the fourth quarter of 2009 on November 4, 2009 to $.012 per share and was paid in December 2009. A $.012 per share dividend on Nonvoting Common Stock and Class A Common Stock was paid in April 2010, July 2010 and November 2010. Our board of directors increased the dividend 8.3% for the fourth quarter of 2010 to $.013 per share and the fourth quarter dividend was paid in January 2011. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the twelve months ended December 31, 2010, we made $94.8 million in income tax payments. Within the next twelve months, we anticipate that we will make cash payments for state income taxes of approximately $9.0 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter estimated federal tax. In December, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we have paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $81.0 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where Aaron’s remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2010 and prior periods. We estimate that at December 31, 2010 the remaining tax deferral associated with the acts described above is approximately $150.0 million, of which approximately 76% will reverse in 2011 and most of the remainder will reverse between 2012 and 2013.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2010, are shown in the below table under “Contractual Obligations and Commitments.”
We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are 11 officers of the company of which there are eight executive officers, with no individual, owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. The guaranty was amended on June 18, 2010 to increase the maximum commitment amount under the facility from $175.0 million to $200.0 million, provide for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increase the maximum available amount of swing loans from $20.0 million to $25.0 million, reduce our interest obligations with respect to franchisees that operate stores located in the U.S. and establish our interest obligations with respect to franchisees that operate stores located in Canada. At December 31, 2010, the portion that we might be obligated to repay in the event franchisees defaulted was $121.0 million. Of this amount, approximately $108.3 million represents franchise borrowings outstanding under the franchisee loan program and approximately $12.7 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote. We receive guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied.

We have no long-term commitments to purchase merchandise. See Note F to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2010:

Contractual Obligations and Commitments		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$27,303	$12,002	$12,000	$3,301	$—
Capital Leases	14,487	1,337	2,708	3,287	7,155
Operating Leases	537,918	96,305	151,784	98,324	191,505
Purchase Obligations	47,542	31,619	15,728	195	—

Total Contractual Cash Obligations	$627,250	$141,263	$182,220	$105,107	$198,660
The following table shows the Company’s approximate commercial commitments as of December 31, 2010:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$121,014	$119,937	$1,077	$—	$—
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
Deferred income tax liabilities as of December 31, 2010 were approximately $227.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Recent Accounting Pronouncements
We are not aware of any recent accounting pronouncements that will materially impact the Company’s consolidated financial statements in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2010, we had $24.0 million of senior unsecured notes outstanding at a fixed rate of 5.03%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2010, a hypothetical 1.0% increase or decrease in interest rates would not be material.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
The Board of Directors of Aaron’s, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Aaron’s, Inc. and subsidiaries
We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Aaron’s, Inc. and subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2011

Management Report on Internal Control over Financial Reporting
Management of Aaron’s, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 25, 2011, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$72,022	$109,685
Accounts Receivable (net of allowances of $4,544 in 2010 and $4,157 in 2009)	69,662	66,095
Lease Merchandise	1,280,457	1,122,954
Less: Accumulated Depreciation	(465,973)	(440,552)

	814,484	682,402
Property, Plant and Equipment, Net	204,912	215,183
Goodwill, Net	202,379	194,376
Other Intangibles, Net	3,832	5,200
Prepaid Expenses and Other Assets	122,932	36,082
Assets Held for Sale	11,849	12,433

Total Assets	$1,502,072	$1,321,456

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$213,139	$177,284
Deferred Income Taxes Payable	227,513	163,670
Customer Deposits and Advance Payments	40,213	38,198
Credit Facilities	41,790	55,044

Total Liabilities	522,655	434,196

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 and 125,000,000 Shares at December 31, 2010 and 2009, respectively; Shares Issued: 90,752,123 at December 31, 2010 and 2009, respectively	45,376	45,378
Additional Paid-in Capital	201,752	196,669
Retained Earnings	809,084	694,689
Accumulated Other Comprehensive Income (Loss)	846	(101)

	1,057,058	936,635

Less: Treasury Shares at Cost,
Common Stock, 10,664,728 and 9,397,997 Shares at December 31, 2010 and 2009, respectively	(77,641)	(49,375)

Total Shareholders’ Equity	979,417	887,260

Total Liabilities & Shareholders’ Equity	$1,502,072	$1,321,456

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In Thousands, Except Per Share)
REVENUES:
Lease Revenues and Fees	$1,402,053	$1,310,709	$1,178,719
Retail Sales	40,556	43,394	43,187
Non-Retail Sales	362,273	327,999	309,326
Franchise Royalties and Fees	59,112	52,941	45,025
Other	12,853	17,744	16,351

	1,876,847	1,752,787	1,592,608
COSTS AND EXPENSES:
Retail Cost of Sales	23,013	25,730	26,379
Non-Retail Cost of Sales	330,918	299,727	283,358
Operating Expenses	824,929	771,634	705,566
Depreciation of Lease Merchandise	504,105	474,958	429,907
Interest	3,096	4,299	7,818

	1,686,061	1,576,348	1,453,028

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,786	176,439	139,580

INCOME TAXES	72,410	63,561	53,811

NET EARNINGS FROM CONTINUING OPERATIONS	118,376	112,878	85,769

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(277)	4,420

NET EARNINGS	$118,376	$112,601	$90,189

EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.46	$1.39	$1.07

EARNINGS PER SHARE FROM CONTINUING OPERATIONS ASSUMING DILUTION	$1.44	$1.38	$1.06

EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS	$.00	$.00	$.06

(LOSS) EARNINGS PER SHARE FROM DISCONTINUED OPERATIONS ASSUMING DILUTION	$.00	$(.01)	$.05

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated Other
							Comprehensive (Loss) Income
				Additional			Foreign
	Treasury Stock		Common	Paid-in	Retained	Comprehensive	Currency	Marketable
(In Thousands, Except Per Share)	Shares	Amount	Stock	Capital	Earnings	Income	Translation	Securities
Balance, January 1, 2008	(10,344)	$(44,474)	$45,378	$173,449	$499,109		$6	$(88)
Dividends, $.043 per share					(3,471)
Stock-Based Compensation				2,523
Reissued Shares	646	4,598		3,219
Repurchased Shares	(582)	(7,529)
Net Earnings From Continuing Operations					85,769	$85,769
Net Earnings From Discontinued Operations					4,420	4,420
Foreign Currency Translation Adjustment						(1,365)	(1,365)	—

Comprehensive Income						88,824

Balance, December 31, 2008	(10,280)	(47,405)	45,378	179,191	585,827		(1,359)	(88)
Dividends, $.046 per share					(3,739)
Stock-Based Compensation				3,565
Exchange of Common Stock for Class A Common Stock	(144)	(9,073)		9,073
Reissued Shares	1,026	7,103		4,840
Net Earnings From Continuing Operations					112,878	112,878
Loss From Discontinued Operations					(277)	(277)
Foreign Currency Translation Adjustment						1,346	1,346	—

Comprehensive Income						113,947

Balance, December 31, 2009	(9,398)	(49,375)	45,378	196,669	694,689		(13)	(88)
Dividends, $.049 per share					(3,981)
Stock-Based Compensation				4,759
Reissued Shares	212	743		324
Repurchased Shares	(1,479)	(29,009)
Stock Recombination			(2)
Net Earnings					118,376	118,376
Foreign Currency Translation Adjustment, net of Income Taxes of $356						947	591	—

Comprehensive Income						$119,323

Balance, December 31, 2010	(10,665)	$(77,641)	$45,376	$201,752	$809,084		$578	$(88)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:			70,703
Net Earnings from Continuing Operations	$118,376	$112,878	$85,769
Depreciation of Lease Merchandise	504,105	474,958	429,907
Other Depreciation and Amortization	45,427	44,413	41,486
Additions to Lease Merchandise	(1,034,474)	(847,094)	(865,881)
Book Value of Lease Merchandise Sold or Disposed	400,304	363,975	330,032
Change in Deferred Income Taxes	63,843	15,032	66,345
Loss on Sale of Property, Plant, and Equipment	2,441	1,136	1,725
Gain on Asset Dispositions	(1,917)	(7,826)	(8,490)
Change in Income Tax Receivable	(82,378)	28,443	(28,443)
Change in Accounts Payable and Accrued Expenses	35,321	2,014	35,384
Change in Accounts Receivable	(3,567)	(6,582)	(13,219)
Excess Tax Benefits From Stock-Based Compensation	(321)	(3,909)	(1,767)
Change in Other Assets	(4,943)	3,356	(941)
Change in Customer Deposits	2,015	4,763	4,845
Stock-Based Compensation	4,759	3,696	1,421
Other Changes, Net	270	4,441	1,078

Cash Provided by Operating Activities	49,261	193,694	79,251

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(87,636)	(83,140)	(74,924)
Acquisitions of Businesses and Contracts	(17,891)	(25,202)	(80,935)
Proceeds from Dispositions of Businesses and Contracts	8,025	32,042	99,152
Proceeds from Sale of Property, Plant, and Equipment	53,399	37,533	54,546

Cash Used by Investing Activities	(44,103)	(38,767)	(2,161)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,429	57,383	536,469
Repayments on Credit Facilities	(15,683)	(117,156)	(607,484)
Dividends Paid	(2,929)	(4,649)	(3,430)
Excess Tax Benefits From Stock-Based Compensation	321	3,909	1,767
Acquisition of Treasury Stock	(28,046)	—	(7,529)
Issuance of Stock Under Stock Option Plans	1,087	8,172	6,476

Cash Used by Financing Activities	(42,821)	(52,341)	(73,731)

DISCONTINUED OPERATIONS:
Operating Activities	—	(277)	(3,512)
Investing Activities	—	—	2,739

Cash Used by Discontinued Operations	—	(277)	(773)

(Decrease) Increase in Cash and Cash Equivalents	(37,663)	102,309	2,586
Cash and Cash Equivalents at Beginning of Year	109,685	7,376	4,790

Cash and Cash Equivalents at End of Year	$72,022	$109,685	$7,376

Cash Paid During the Year:
Interest	$3,203	$4,591	$8,869
Income Taxes	94,793	15,286	29,186
The accompanying notes are an integral part of the Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies
As of December 31, 2010 and 2009, and for the Years Ended December 31, 2010, 2009 and 2008.
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
On December 7, 2010, at a special meeting of the Company’s shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to: (i) convert each outstanding share of Common Stock, par value $0.50 per share (the “Nonvoting Common Stock”) into one share of Class A Common Stock (the “Class A Common Stock”) and to rename the Class A Common Stock as Common Stock (the “Common Stock”), (ii) eliminate certain obsolete provisions relating to the Company’s prior dual-class common stock structure, and (iii) amend the number of authorized shares to be 225,000,000 total shares of Common Stock (the aggregate of the number of authorized shares of Nonvoting Common Stock and Class A Common Stock prior to the approval of the Amended and Restated Articles of Incorporation). Following receipt of shareholder approval at the special meeting, the Amended and Restated Articles of Incorporation were filed with the Secretary of State of the State of Georgia and are now effective.
As a result of the reclassification of shares of Nonvoting Common Stock into shares of Class A Common Stock and the other changes described above and effected by the Amended and Restated Articles of Incorporation, shares of the combined class now titled Common Stock have one vote per share on all matters submitted to the Company’s shareholders, including the election of directors. The former Nonvoting Common Stock did not entitle the holders thereof to any vote except as otherwise provided in the Company’s Articles of Incorporation or required by law. In addition, holders of the combined class now titled Common Stock will all vote as a single class of stock on any matters subject to a shareholder vote. Holders of the former Class A Common Stock and the Nonvoting Common Stock were previously entitled to separate class voting rights in certain circumstances as required by law, and those class voting rights were eliminated with the share reclassification.
The holders of Common Stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by the Board of Directors of the Company out of legally available funds. Prior to the conversion, the Company’s Articles of Incorporation permitted the payment of a cash dividend on the Nonvoting Common Stock without paying any dividend on the Class A Common Stock or the payment of a cash dividend on the Nonvoting Common Stock that was up to 50% higher than any dividend paid on the Class A Common Stock. Cash dividends could not be paid on the Class A Common Stock unless equal or higher dividends were paid on the Nonvoting Common Stock.
The conversion had no other impact on the economic equity interests of holders of Common Stock, including with regards to liquidation rights or redemption, regardless of whether holders previously held shares of Nonvoting Common Stock or Class A Common Stock.
On March 23, 2010, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend on both Nonvoting Common Stock and Class A Common Stock. New shares were distributed on April 15, 2010 to shareholders of record as of the close of business on April 1, 2010. All share and per share information has been restated for all periods presented to reflect this stock split.
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

Line of Business — The Company is engaged in the business of leasing and selling residential furniture, consumer electronics, appliances, computers, and other merchandise throughout the U.S. and Canada. The Company’s entire production of furniture and bedding is shipped to Aaron’s stores.
Lease Merchandise — The Company’s lease merchandise consists primarily of residential furniture, consumer electronics, appliances, computers, and other merchandise and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership division depreciates merchandise over the lease agreement period, generally 12 to 24 months when on lease and 36 months when not on lease, to a 0% salvage value. Our office furniture stores depreciate merchandise over its estimated useful life, which ranges from 24 months to 48 months, net of salvage value, which ranges from 0% to 30%. The Company’s policies require weekly lease merchandise counts by store managers, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times a year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $46.5 million, $38.3 million and $34.5 million during the years ended December 31, 2010, 2009 and 2008, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings. The current year includes a write down of $4.7 million related to the closure of the Aaron’s Office Furniture division.
Disposal Activities — The Company began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. The Company closed 14 of its Aaron’s Office Furniture stores during 2010 and had one remaining store open to liquidate merchandise. As a result, the Company recorded $3.3 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses in 2010, totaling $9.0 million in operating expenses, related to the closures. The charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category.
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
The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2010	2009	2008

Beginning Balance	$4,157	$4,040	$4,014
Accounts written off	(23,601)	(20,352)	(18,876)
Provision	23,988	20,469	18,902

Ending Balance	$4,544	$4,157	$4,040

Property, Plant and Equipment — The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from eight to 40 years for buildings and improvements and from one to five years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense, included in operating expenses in the accompanying consolidated statements of earnings, for property, plant and equipment was $41.4 million, $40.7 million and $38.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Assets Held for Sale — Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at December 31, 2010. After adjustment to fair value, the $11.8 million and $12.4 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2010 and 2009, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, “Fair Value Measurements.”

Goodwill and Other Intangibles — Goodwill represents the excess of the purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired in connection with business acquisitions. The Company has elected to perform its annual impairment evaluation as of September 30. Based on the evaluation, there was no impairment as of September 30, 2010. More frequent evaluations are completed if indicators of impairment become evident. Other intangibles represent the value of customer relationships acquired in connection with business acquisitions, acquired franchise development rights and non-compete agreements, recorded at fair value as determined by the Company. As of December 31, 2010 and 2009, the net intangibles other than goodwill were $3.8 million and $5.2 million, respectively. The customer relationship intangible is amortized on a straight-line basis over a two-year useful life. Acquired franchise development rights are amortized over the unexpired life of the franchisee’s ten year area development agreement. The non-compete intangible is amortized on a straight-line basis over a three-year useful life. Amortization expense of intangibles, included in operating expenses in the accompanying consolidated statements of earnings, was $3.1 million, $3.8 million and $3.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.
The following is a summary of the Company’s goodwill in its sales and lease ownership segment at December 31:

(In Thousands)	2010	2009

Beginning Balance	$194,376	$185,965
Additions	9,239	12,947
Disposals	(1,236)	(4,536)

Ending Balance	$202,379	$194,376

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
The Company also recorded an impairment charge of $879,000 and $3.0 million within operating expenses in 2010 and 2009, respectively, both of which related primarily to the impairment of various land outparcels and buildings included in our sales and lease ownership segment that the Company decided not to utilize for future expansion. The assets held for sale are Level 2 assets and the charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category. In 2008, the Company recorded an impairment charge of $838,000 within operating expenses which related primarily to the impairment of leasehold improvements in several of its RIMCO stores included in our sales and lease ownership segment. The RIMCO leasehold improvements are Level 2 assets.
The Company performed an impairment analysis on the Aaron’s Office Furniture long-lived assets in the third quarter of 2009 due to continuing negative performance. As a result, the Company recorded an impairment charge of $1.3 million in 2009 within operating expenses related primarily to the impairment of leasehold improvements in the Aaron’s Office Furniture stores. The Aaron’s Office Furniture long-lived assets are Level 2 assets. In addition, the Company recorded an $865,000 write-down to certain office furniture lease merchandise in 2009 within operating expenses. The impairment charge and inventory write-down are included in the other segment and are Level 2 assets.
Derivative Financial Instruments — The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair values of the Company’s fuel hedges as of December 31, 2010 and 2009 and the changes in their fair values in 2010 and 2009 were immaterial.

Fair Value of Financial Instruments — The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature.
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
Shipping and Handling Costs — The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $60.6 million in 2010, $55.0 million in 2009 and $55.1 million in 2008.
Advertising — The Company expenses advertising costs as incurred. Advertising costs are recorded as expenses the first time an advertisement appears. Such costs aggregated to $31.7 million in 2010, $31.0 million in 2009 and $28.5 million in 2008. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $27.2 million in 2010, $23.4 million in 2009 and $24.7 million in 2008. The prepaid advertising asset was $3.2 million and $2.6 million at December 31, 2010 and 2009, respectively.
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
Comprehensive Income — For the years ended December 31, 2010, 2009 and 2008, comprehensive income totaled $119.3 million, $113.9 million and $88.8 million, respectively.
Foreign Currency Translation — Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.
Note B: Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the year for the year ended December 31, 2010 and Nonvoting Common Stock and Class A Common Stock outstanding during the year for the years ended December 31, 2009 and 2008, which were approximately 81,194,000 shares in 2010, 81,138,000 shares in 2009, and 80,114,000 shares in 2008. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options and awards had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 745,000 in 2010, 663,000 in 2009, and 1,025,000 in 2008.

Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 314,000, 470,000 and 2.0 million in 2010, 2009 and 2008, respectively.
The Company has issued restricted stock awards under its stock incentive plan whereby shares vest upon satisfaction of certain performance and vesting conditions and all performance conditions were met at December 31, 2010. The effect of restricted stock increased weighted average shares outstanding by 163,000 in 2010, 150,000 in 2009 and 146,000 in 2008.
Anti-dilutive shares excluded from the computation of earnings per share assuming dilution were 275,000, 45,000 and 61,000 in 2010, 2009, and 2008, respectively.
Note C: Property, Plant and Equipment
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2010	2009
Land	$25,067	$34,739
Buildings and Improvements	74,216	96,571
Leasehold Improvements and Signs	100,031	84,097
Fixtures and Equipment	109,458	90,625
Assets Under Capital Leases:
with Related Parties	8,501	8,501
with Unrelated Parties	10,564	10,564
Construction in Progress	9,485	11,900

	337,322	336,997
Less: Accumulated Depreciation and Amortization	(132,410)	(121,814)

	$204,912	$215,183

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.9 million, $1.2 million and $1.2 million in 2010, 2009 and 2008, respectively. Capital leases consist of buildings and improvements.
Note D: Credit Facilities
Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2010	2009
Senior Unsecured Notes	$24,000	$36,000
Capital Lease Obligation:
with Related Parties	7,279	7,775
with Unrelated Parties	7,208	7,959
Other Debt	3,303	3,310

	$41,790	$55,044

Bank Debt — The Company has a revolving credit agreement with several banks providing for unsecured borrowings up to $140.0 million. Amounts borrowed bear interest at the lower of the lender’s prime rate or LIBOR plus 87.5 basis points. The pricing under a working capital line is based upon overnight bank borrowing rates. At December 31, 2010 and 2009, there was a zero balance under the Company’s revolving credit agreement. The Company pays a .20% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement was 0.97% in 2010, 1.23% in 2009 and 3.66% in 2008. The revolving credit agreement expires May 23, 2013.
The revolving credit agreement contains financial covenants which, among other things, prohibit the Company from exceeding certain debt to equity levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. At December 31, 2010, $199.8 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.

Senior Unsecured Notes — On July 27, 2005, the Company sold $60.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest only payments were due quarterly for the first two years, followed by annual $12.0 million principal repayments plus interest for the five years thereafter. The related note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants substantially similar to the covenants in the Company’s, revolving credit facility. At December 31, 2010 there was $24.0 million outstanding under the July 2005 senior unsecured notes.
At December 31, 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.
Capital Leases with Related Parties — In October and November 2004, the Company sold eleven properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s Chairman. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $716,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Other Debt — Other debt at December 31, 2010 and 2009 includes $3.3 million of industrial development corporation revenue bonds. The weighted-average borrowing rate on these bonds in 2010 was 0.48%. No principal payments are due on the bonds until maturity in 2015.
Future maturities under the Company’s long-term debt and capital lease obligations are as follows:

(In Thousands)
2011	$13,339
2012	13,285
2013	1,423
2014	1,549
2015	5,039
Thereafter	7,155

$41,790

Note E: Income Taxes
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2010	2009	2008
Current Income Tax Expense (Benefit):
Federal	$—	$40,697	$(26,324)
State	8,932	7,832	5,062

	8,932	48,529	(21,262)
Deferred Income Tax Expense (Benefit):
Federal	64,679	15,169	73,375
State	(1,201)	(137)	1,698

	63,478	15,032	75,073

	$72,410	$63,561	$53,811

At December 31, 2010, the Company had a federal net operating loss (“NOL”) carryforward of approximately $18.0 million available to offset future taxable income. The NOL expires in 2030 and its utilization is subject to applicable annual limitations for U.S. federal and U.S. state tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. The Company intends to carryforward the NOL to offset future taxable income and does not anticipate that its utilization will be impacted by the applicable limitations.
As a result of the bonus depreciation provisions in the 2010 tax acts the Company has paid more than our anticipated 2010 federal tax liability. The 2010 acts provided an estimated tax deferral of approximately $127 million. The Company filed for a refund of overpaid federal tax of approximately $81.0 million in January 2011 and received that refund in February 2011.
Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2010	2009
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$248,775	$175,293
Other, Net	24,777	19,449

Total Deferred Tax Liabilities	273,552	194,742
Deferred Tax Assets:
Accrued Liabilities	15,859	10,848
Advance Payments	15,231	14,242
Federal Net Operating Loss	6,423	—
Other, Net	9,386	6,436

Total Deferred Tax Assets	46,899	31,526
Less Valuation Allowance	(860)	(454)

Net Deferred Tax Liabilities	$227,513	$163,670

The Company’s effective tax rate differs from the statutory U.S. Federal income tax rate for the years ended December 31 as follows:

	2010	2009	2008
Statutory Rate	35.0%	35.0%	35.0%
Increases in U.S. Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.7	2.8	3.1
Other, Net	0.3	(1.8)	.4

Effective Tax Rate	38.0%	36.0%	38.5%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2007. The decrease in the effective rate in 2009 was due to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions.

The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2010	2009	2008
Balance at January 1,	$1,342	$3,110	$3,482
Additions based on tax positions related to the current year	149	172	119
Additions for tax positions of prior years	18	523	559
Prior year reductions	(26)	(46)	(349)
Statute expirations	(63)	(2,231)	(176)
Settlements	(105)	(186)	(525)

Balance at December 31,	$1,315	$1,342	$3,110

As of December 31, 2010 and 2009, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.3 million, for both years, including interest and penalties. During the years ended December 31, 2010, 2009 and 2008, the Company recognized interest and penalties of $35,000, $276,000, and $435,000, respectively. The Company had $332,000 and $349,000 of accrued interest and penalties at December 31, 2010 and 2009, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
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
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2010, are as follows:

(In Thousands)
2011	$96,305
2012	83,334
2013	68,450
2014	55,833
2015	42,490
Thereafter	191,506

$537,918

The Company has guaranteed certain debt obligations of some of the franchisees amounting to $121.0 million and $128.8 million at December 31, 2010 and 2009, respectively. Of this amount, approximately $108.3 million represents franchise borrowings outstanding under the franchise loan program and approximately $12.7 million represents franchise borrowings under other debt facilities at December 31, 2010. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied. The Company has recourse rights to the assets securing the debt obligations, which consist primarily of lease merchandise inventory and fixed assets. As a result, the Company has never incurred any, nor does management expect to incur any, significant losses under these guarantees. The guaranty was amended on June 18, 2010 to increase the maximum commitment amount under the facility from $175.0 million to $200.0 million, provide for the ability to extend loans to franchisees that operate stores located in Canada (other than in the Province of Quebec), increase the maximum available amount of swing loans from $20.0 million to $25.0 million, reduce the Company’s interest obligations with respect to franchisees that operate stores located in the U.S. and establish the Company’s interest obligations with respect to franchisees that operate stores located in Canada.
Rental expense was $96.1 million in 2010, $88.1 million in 2009, and $81.8 million in 2008. As of December 31, 2010 the total amount of sublease income expected to be received was $22.1 million.
At December 31, 2010, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $47.5 million. Payments under these commitments are scheduled to be $31.5 million in 2011, $13.6 million in 2012, $2.2 million in 2013 and $195,000 in 2014.

The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. The plan allows employees to contribute up to 10% of their annual compensation with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $841,000 in 2010, $844,000 in 2009, and $775,000 in 2008.
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
The Company does not currently believe its exposure to loss under any claims is probable, nor can the Company estimate a range of amounts of loss that are reasonably possible. Notwithstanding the foregoing, the Company is currently a party to the following proceeding:
In Kunstmann et al v. Aaron Rents, Inc. originally filed with the United States District Court, Northern District of Alabama (the “court”) on October 28, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying class plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current includes 237 individuals, which may decrease as discovery continues. Those individuals who affirmatively opt to join the class may be required to travel at their own expense to Alabama for discovery purposes and/or trial. The court’s class certification ruling is procedural only and does not address the merits of the plaintiffs’ claims.
The Company believes it has meritorious defenses to the claim described above, and intends to vigorously defend itself against the litigation. However, this proceeding is still developing, and due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in this proceeding, or in others to which it is currently a party. Substantial losses from this proceeding could have a material adverse impact upon the Company’s business, financial position or results of operations. In addition, the Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances. The Company believes it has recorded an adequate reserve for contingencies at December 31, 2010.
Note G: Shareholders’ Equity
The Company held 10,664,728 shares in its treasury and was authorized to purchase an additional 4,401,815 shares at December 31, 2010. The Company repurchased 1,478,805 shares of its Nonvoting Common Stock on the open market in 2010. The Company did not repurchase any shares of its capital stock in 2009. The Company repurchased 387,545 shares of its Nonvoting Common Stock in 2008.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. As of December 31, 2010, no preferred shares have been issued.
Note H: Stock Options and Restricted Stock
The Company’s outstanding stock options are exercisable for its Common Stock. The Company estimates the fair value for the options on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes that the historical experience method is the best estimate of future exercise and forfeiture patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected dividend yields are based on the approved annual dividend rate in effect and current market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term. Shares are issued from the Company’s treasury shares upon share option exercises.

The results of operations for the year ended December 31, 2010, 2009 and 2008 include $3.2 million, $2.4 million and $1.4 million, respectively, in compensation expense related to unvested grants. At December 31, 2010, there was $5.0 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 4.2 years. Excess tax benefits of $321,000, $3.9 million and $1.8 million are included in cash provided by financing activities for the year ended December 31, 2010 and 2009, respectively. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.
Under the Company’s stock option plans, options granted to date become exercisable after a period of two to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. The aggregate number of shares of common stock that may be issued or transferred under the incentive stock awards plan is 14,966,112 at December 31, 2010.
The Company granted 347,000 and 1,524,000 stock options during 2010 and 2008, respectively. The Company did not grant any stock options in 2009. The weighted average fair value of options granted was $10.31 in 2010 and $5.75 in 2008. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2010 and 2008, respectively: risk-free interest rate 3.59% and 3.47%; a dividend yield of .25% and .25%; a volatility factor of the expected market price of the Company’s Common Stock of .41 and .38; weighted average assumptions of forfeiture rate of 3.89% and 11.77%; and weighted average expected life of the option of nine and five years. The aggregate intrinsic value of options exercised was $848,000 million, $13.1 million and $6.4 million in 2010, 2009 and 2008, respectively. The total fair value of options vested was $3.2 million and $1.0 million in 2010 and 2008, respectively.
Income tax benefits resulting from stock option exercises credited to additional paid-in capital totaled $1.4 million, $4.8 million, and $3.2 million, in 2010, 2009 and 2008, respectively.
The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Number Outstanding	Remaining Contractual	Weighted Average	Number Exercisable	Weighted Average
Prices	December 31, 2010	Life (in years)	Exercise Price	December 31, 2010	Exercise Price
$3.81–10.00	477,382	2.60	$8.75	477,382	$8.75
10.01–15.00	2,551,458	6.29	13.95	1,228,458	13.79
15.01–19.92	345,458	8.71	19.61	31,958	16.61

3.81–19.92	3,374,298	6.01	$13.80	1,737,798	$12.46

The table below summarizes option activity for the periods indicated in the Company’s stock option plans:

			Weighted Average	Aggregate	Weighted
	Options	Weighted Average	Remaining	Intrinsic Value	Average Fair
	(In Thousands)	Exercise Price	Contractual Term	(in Thousands)	Value
Outstanding at January 1, 2010	3,246	$13.09		$23,689	$5.77
Granted	347	19.92		163	10.31
Exercised	(110)	11.24		(848)	4.30
Forfeited	(109)	14.92		(598)	6.56

Outstanding at December 31, 2010	3,374	13.80	6.01 years	$22,245	$6.26

Exercisable at December 31, 2010	1,738	12.46	4.09 years	$13,785	$5.87

The weighted average fair value of unvested options was $6.66, $6.08 and $6.08 as of December 31, 2010, 2009 and 2008, respectively. The weighted average fair value of options that vested during 2010, 2009 and 2008 was $5.87, $5.35 and $4.36, respectively.
The Company granted 300,000 restricted stock unit awards in 2010. The Company did not grant any restricted stock awards in 2009 nor 2008. Shares of restricted stock or restricted stock units may be granted to employees and directors and typically vest over approximately three to four year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited may again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Total compensation expense related to restricted stock was $1.5 million, $1.3 million and $1.5 million in 2010, 2009 and 2008, respectively.

The following table summarizes information about restricted stock activity:

	Restricted Stock	Weighted Average
	(In Thousands)	Grant Price
Outstanding at January 1, 2010	293	18.84
Granted	300	16.20
Vested	(147)	18.84
Forfeited	(8)	18.84

Outstanding at December 31, 2010	438	17.01

Note I: Franchising of Aaron’s Sales and Lease Ownership Stores
The Company franchises Aaron’s Sales & Lease Ownership stores. As of December 31, 2010 and 2009, 946 and 866 franchises had been granted, respectively. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales & Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees are received before the substantial completion of the Company’s obligations and deferred. Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees.
Franchise agreement fee revenue was $3.0 million, $3.8 million and $3.2 million and royalty revenue was $47.9 million, $42.3 million and $36.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred franchise and area development agreement fees, included in customer deposits and advance payments in the accompanying consolidated balance sheets, were $5.5 and $5.3 million at December 31, 2010 and 2009, respectively.
Franchised Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(Unaudited)	2010	2009	2008
Franchised stores open at January 1,	597	504	484
Opened	62	84	56
Added through acquisition	10	—	12
Purchased from the Company	10	37	27
Purchased by the Company	(12)	(19)	(66)
Closed, sold or merged	(3)	(9)	(9)

Franchised stores open at December 31,	664	597	504

Company-operated Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(Unaudited)	2010	2009	2008
Company-operated stores open at January 1,	1,082	1,037	1,014
Opened	89	85	54
Added through acquisition	14	19	66
Closed, sold or merged	(36)	(59)	(97)

Company-operated stores open at December 31,	1,149	1,082	1,037

In 2010, the Company acquired the lease contracts, merchandise and other related assets of 30 stores, including 12 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 14 stores. In 2009, the Company acquired the lease contracts, merchandise and other related assets of 44 stores, including 19 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 29 stores. In 2008, the Company acquired the lease contracts, merchandise and other related assets of 95 stores, including 66 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 68 stores.

Note J: Acquisitions and Dispositions
During 2010, the Company acquired the lease contracts, merchandise and other related assets of a net of 14 sales and lease ownership stores for an aggregate purchase price of $17.9 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $6.5 million for lease merchandise, $333,000 for fixed assets and $34,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2010, representing goodwill, was $9.2 million. The fair value of acquired separately identifiable intangible assets included $748,000 for customer lists, $541,000 for non-compete intangibles and $496,000 for acquired franchise development rights.
During 2009, the Company acquired the lease contracts, merchandise and other related assets of a net of 29 sales and lease ownership stores for an aggregate purchase price of $25.2 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $9.5 million for lease merchandise, $712,000 for fixed assets and $28,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2010, representing goodwill, was $12.0 million. The fair value of acquired separately identifiable intangible assets included $1.1 million for customer lists, $695,000 for non-compete intangibles and $477,000 for acquired franchise development rights.
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
Acquisitions have been accounted for as purchases, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2010, 2009 and 2008 consolidated financial statements was not significant. The estimated amortization of customer lists, reacquired franchise development rights and non-compete intangibles in future years approximates $636,000, $432,000, $148,000, $64,000 and $63,000 for 2011, 2012, 2013, 2014 and 2015, respectively.
The following is a summary of the Company’s intangible assets by category:

(In Thousands)	2010	2009	2008
Customer Relationship Intangible, Gross	$748	$1,677	$4,250
Accumulated Amortization on Customer Relationship Intangible	(205)	(469)	(699)
Non-Compete Intangible, Gross	496	477	1,931
Accumulated Amortization on Non-Compete Intangible	(52)	(109)	(139)
Reacquired Franchise Intangible, Gross	541	861	—
Accumulated Amortization on Re-acquired Franchise Rights	(109)	(191)	—
The Company sells sales and lease ownership stores to franchisees and third party operators during the course of the year. The Company sold 11, 37 and 27 of its sales and lease ownership locations in 2010, 2009 and 2008, respectively. The effect of these sales on the consolidated financial statements was not significant.
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

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.
•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2010, 2009 and 2008.
•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.
•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments based on relative total assets.
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

Information on segments and a reconciliation to earnings before income taxes from continuing operations are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(In Thousands)	2010	2009	2008
Revenues From External Customers:
Sales and Lease Ownership	$1,803,778	$1,685,841	$1,526,405
Franchise	59,112	52,941	45,025
Other	16,514	19,320	25,781
Manufacturing	79,115	72,473	68,720

Revenues of Reportable Segments	1,958,519	1,830,575	1,665,931
Elimination of Intersegment Revenues	(80,109)	(73,184)	(69,314)
Cash to Accrual Adjustments	(1,563)	(4,604)	(4,009)

Total Revenues from External Customers from Continuing Operations	$1,876,847	$1,752,787	$1,592,608

Earnings Before Income Taxes:
Sales and Lease Ownership	$159,417	$147,261	$113,513
Franchise	45,935	39,335	32,933
Other	(8,165)	(5,676)	(60)
Manufacturing	3,216	3,329	1,350

Earnings Before Income Taxes for Reportable Segments	200,403	184,249	147,736
Elimination of Intersegment Profit	(3,218)	(3,341)	(1,332)
Cash to Accrual and Other Adjustments	(6,399)	(4,469)	(6,824)

Total Earnings from Continuing Operations Before Income Taxes	$190,786	$176,439	$139,580

Assets:
Sales and Lease Ownership	$1,248,785	$1,110,675	$1,019,338
Franchise	55,789	51,245	39,831
Other	189,198	144,024	152,934
Manufacturing	14,723	15,512	21,167

Total Assets from Continuing Operations	$1,508,495	$1,321,456	$1,233,270

Depreciation and Amortization:
Sales and Lease Ownership	$539,669	$508,218	$461,182
Franchise	41	192	350
Other	6,864	9,073	8,016
Manufacturing	2,958	1,888	1,845

Total Depreciation and Amortization from Continuing Operations	$549,532	$519,371	$471,393

Interest Expense:
Sales and Lease Ownership	$2,937	$4,030	$7,621
Franchise	—	—	—
Other	144	254	182
Manufacturing	15	15	15

Total Interest Expense from Continuing Operations	$3,096	$4,299	$7,818

Capital Expenditures:
Sales and Lease Ownership	$275	$275	$275
Franchise	—	—	—
Other	679	706	734
Manufacturing	904	239	239

Total Capital Expenditures from Continuing Operations	$1,858	$1,220	$1,247

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$4,470	$3,781	$8,716

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$15,093	$6,469	$7,985

Note L — Related Party Transactions
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D above.
In 2009, the Company sponsored the son of its Chief Operating Officer as a driver for the Robert Richardson Racing team in the NASCAR Nationwide Series at a cost of $1.6 million. The Company also paid $22,000 for team decals, apparel and driver travel to corporate promotional events. The sponsorship agreement expired at the end of the year and was not renewed. Motor sports promotions and sponsorships are an integral part of the Company’s marketing programs.
In the second quarter of 2009, the Company entered into an agreement with R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, to exchange 750,000 of Mr. Loudermilk, Sr.’s shares of the Company’s voting Class A Common Stock for 624,503 shares of its Nonvoting Common Stock having approximately the same fair market value, based on a 30 trading day average.
Note M: Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010
Revenues	$495,269	$444,999	$452,150	$484,429
Gross Profit *	239,827	215,725	217,994	226,822
Earnings Before Taxes From Continuing Operations	59,562	39,329	42,085	49,810
Net Earnings	36,975	24,435	26,179	30,787
Earnings Per Share	.45	.30	.32	.38
Earnings Per Share Assuming Dilution	.45	.30	.32	.38

Year Ended December 31, 2009
Revenues	$473,950	$417,310	$415,259	$446,268
Gross Profit *	226,571	206,191	203,254	207,323
Earnings Before Taxes From Continuing Operations	57,236	44,350	34,999	39,854
Net Earnings From Continuing Operations	35,360	27,826	24,655	25,037
(Loss) Earnings From Discontinued Operations, Net of Tax	(209)	(76)	(19)	27
Earnings Per Share	.44	.34	.30	.31
Earnings Per Share Assuming Dilution	.43	.34	.30	.31

*	Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.

Note N: Discontinued Operations
On September 12, 2008, the Company entered into an agreement with CORT Business Services Corporation to sell substantially all of the assets of its Aaron’s Corporate Furnishings division and to transfer certain of the Aaron’s Corporate Furnishings division’s liabilities to CORT. The Aaron’s Corporate Furnishings division, which operated at 47 stores, primarily engaged in the business of leasing and selling residential furniture, electronics, appliances, housewares and accessories. The Company consummated the sale of the Aaron’s Corporate Furnishings division in the fourth quarter of 2008.
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
Summarized operating results for the Aaron’s Corporate Furnishings division for the years ended December 31 are as follows:

(In Thousands)	2010	2009	2008
Revenues	$—	$—	$83,359
(Loss) Earnings Before Income Taxes	—	(447)	7,162
(Loss) Earnings From Discontinued Operations, Net of Tax	—	(277)	4,420
Note O: Deferred Compensation Plan
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
Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $3.5 million and $713,000 as of December 31, 2010 and 2009, respectively. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $3.5 million and $772,000 as of December 31, 2010 and 2009, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $231,000 and $130,000 in 2010 and 2009, respectively. No benefits have been paid as of December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2010. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Internal Control Over Financial Reporting
There were no changes in Aaron’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.
For purposes of determining the aggregate market value of the Company’s common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES
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

3.1
Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement, as amended, on Form 8-A/A, Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

3.2
Amended and Restated By-laws of the Company, filed as Exhibit 3.2 to the Company’s Registration Statement, as amended, on Form 8-A/A, Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.2.

10.1
The Company’s Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.2
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
10.3
Letter of Credit and Reimbursement Agreement between the Company and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.4
The Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

10.5
Amended and Restated Master Agreement by and among the Company, SunTrust Bank and SouthTrust Bank, dated as of October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.6
Amendment Number One to the Servicing Agreement by and between the Company and SunTrust Bank dated as of April 30, 2003, filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which exhibit is by this reference incorporated herein.

10.7
First Amendment to the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.8
Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

10.9
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

10.10
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

10.11
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

10.14
Revolving Credit Agreement, dated as of May 23, 2008, among the Company, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008 (the “5/30/08 8-K”), which exhibit is by this reference incorporated herein.

10.15
Subsidiary Guaranty Agreement, dated as of May 23, 2008, between Aaron Investment Company and SunTrust Bank, as administrative agent, filed as Exhibit 10.2 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.16
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

10.19
The Company’s Amended and Restated 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 10, 2009, which exhibit is by this reference incorporated herein. *

10.20
Form of Share Exchange Agreement, among the Company and R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2009, which exhibit is by this reference incorporated herein.

10.21
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

10.22
Second Amendment to Servicing Agreement, by and among the Company, as sponsor, SunTrust Bank, as servicer, dated as of May 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated.

10.23
The Company’s Deferred Compensation Plan Master Plan Document filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

EXHIBIT
NO.	DESCRIPTION OF EXHIBIT
10.24
Form of Aaron’s, Inc. Performance-Based Vesting Restricted Stock Award Agreement under the 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

10.25
Second Amended and Restated Loan Facility Agreement and Guaranty with SunTrust Bank, as servicer, and the other participants listed therein, attached hereto as Exhibit 10.1, to the Company’s Current Report on Form 8-K, filed with the Commission on June 18, 2010, which exhibit is by this reference incorporated herein.

10.26
The Company’s Employees Retirement Plan and Trust, as amended and restated, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

10.27
Narrative Description of Amendment to 2001 Stock Option and Incentive Award Plan, as Amended and Restated, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

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

101
The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2011.

AARON’S, INC.
By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 2011.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR.
R. Charles Loudermilk, Sr.	Chairman of the Board of Directors

/s/ ROBERT C. LOUDERMILK, JR.	Chief Executive Officer (Principal Executive Officer),
Robert C. Loudermilk, Jr.	President and Director

/s/ GILBERT L. DANIELSON	Executive Vice President, Chief Financial Officer and
Gilbert L. Danielson	Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR.	Vice President, Corporate Controller
Robert P. Sinclair, Jr.	(Principal Accounting Officer)

/s/ WILLIAM K. BUTLER, JR.
William K. Butler, Jr.	Chief Operating Officer and Director

SIGNATURE	TITLE

/s/ RONALD W. ALLEN
Ronald W. Allen	Director

/s/ LEO BENATAR
Leo Benatar	Director

/s/ DAVID L. KOLB
David L. Kolb	Director

/s/ JOHN C. PORTMAN
John C. Portman	Director

/s/ RAY M. ROBINSON
Ray M. Robinson	Director

/s/ JOHN SCHUERHOLZ
John Schuerholz	Director