Form 10-Q
period 2011-03-31
AARON'S INC
filed 2011-05-04
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of
Title of Each Class	April 29, 2011
Common Stock, $.50 Par Value	80,010,195

AARON’S, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets — March 31, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Earnings (Unaudited) — Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2011 and 2010	5

Notes to Consolidated Financial Statements (Unaudited)	6

Report of Independent Registered Public Accounting Firm	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

Signatures	22

EX-10.1
EX-10.2
EX-10.3
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS:
Cash and Cash Equivalents	$196,217	$72,022
Accounts Receivable (net of allowances of $3,195 in 2011 and $4,544 in 2010)	65,615	69,662
Lease Merchandise	1,273,906	1,280,457
Less: Accumulated Depreciation	(451,658)	(465,973)

	822,248	814,484
Property, Plant and Equipment, Net	207,174	204,912
Goodwill	199,281	202,379
Other Intangibles, Net	3,541	3,832
Prepaid Expenses and Other Assets	42,926	122,932
Assets Held For Sale	11,756	11,849

Total Assets	$1,548,758	$1,502,072

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$202,278	$213,139
Deferred Income Taxes Payable	250,459	227,513
Customer Deposits and Advance Payments	37,065	40,213
Credit Facilities	41,463	41,790

Total Liabilities	531,265	522,655

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares; Shares Issued: 90,752,123 at March 31, 2011 and December 31, 2010	45,376	45,376
Additional Paid-in Capital	203,178	201,752
Retained Earnings	852,428	809,084
Accumulated Other Comprehensive Income	1,112	846

	1,102,094	1,057,058

Less: Treasury Shares at Cost,
Common Stock, 10,768,418 Shares at March 31, 2011 and 10,664,728 Shares at December 31, 2010	(84,601)	(77,641)

Total Shareholders’ Equity	1,017,493	979,417

Total Liabilities & Shareholders’ Equity	$1,548,758	$1,502,072

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$398,224	$366,697
Retail Sales	14,006	15,086
Non-Retail Sales	100,447	96,076
Franchise Royalties and Fees	16,343	14,927
Other	3,645	2,483

	532,665	495,269

COSTS AND EXPENSES:
Retail Cost of Sales	8,480	8,962
Non-Retail Cost of Sales	91,089	87,363
Operating Expenses	216,410	206,459
Depreciation of Lease Merchandise	144,093	132,080
Interest	674	843

	460,746	435,707

EARNINGS BEFORE INCOME TAXES	71,919	59,562

INCOME TAXES	27,530	22,587

NET EARNINGS	$44,389	$36,975

EARNINGS PER SHARE
Basic	$.55	$.45

Assuming Dilution	.55	.45

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$.012

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	80,089	81,399
Assuming Dilution	81,096	82,148
The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES:
Net Earnings	$44,389	$36,975
Depreciation of Lease Merchandise	144,093	132,080
Other Depreciation and Amortization	14,568	11,529
Additions to Lease Merchandise	(261,749)	(300,955)
Book Value of Lease Merchandise Sold or Disposed	109,043	106,052
Change in Deferred Income Taxes	22,946	(10,775)
Loss on Sale of Property, Plant, and Equipment	150	158
Gain on Asset Dispositions	(481)	—
Change in Income Tax Receivable	82,378	(3,336)
Change in Accounts Payable and Accrued Expenses	(10,515)	28,856
Change in Accounts Receivable	4,047	954
Excess Tax Benefits from Stock-Based Compensation	(299)	(200)
Change in Other Assets	(2,733)	(1,404)
Change in Customer Deposits and Advanced Payments	(3,148)	(4,728)
Stock-Based Compensation	1,077	1,170
Other Changes, Net	599	451

Cash Provided by (Used in) Operating Activities	144,365	(3,173)

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(15,775)	(16,216)
Acquisitions of Businesses and Contracts	(1,616)	(5,300)
Proceeds from Sales of Property, Plant, and Equipment	2,753	26,883
Proceeds from Dispositions of Businesses and Contracts	2,494	—

Cash (Used in) Provided by Investing Activities	(12,144)	5,367

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,500	2,428
Repayments on Credit Facilities	(2,827)	(912)
Dividends Paid	(1,055)	(976)
Acquisition of Treasury Stock	(9,158)	(968)
Excess Tax Benefits from Stock-Based Compensation	299	200
Issuance of Stock Under Stock Option Plans	2,215	1,016

Cash (Used in) Provided by Financing Activities	(8,026)	788

Increase in Cash and Cash Equivalents	124,195	2,982
Cash and Cash Equivalents at Beginning of Period	72,022	109,685

Cash and Cash Equivalents at End of Period	$196,217	$112,667

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
The consolidated balance sheet as of March 31, 2011, and the consolidated statements of earnings and cash flows for the three months ended March 31, 2011 and 2010, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. Prior period share information has been adjusted to reflect the conversion of the former Nonvoting Common Stock into shares of Class A Common Stock and renaming the Class A Common Stock as Common Stock.
Accounting Policies and Estimates
See Note A to the consolidated financial statements in the 2010 Annual Report on Form 10-K.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.
Lease Merchandise
Lease merchandise adjustments for the three month periods ended March 31 were $9.5 million in 2011 and $9.6 million in 2010. These charges are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.
Goodwill and Other Intangibles
During the three months ended March 31, 2011 the Company recorded $816,000 in goodwill, $118,000 in customer relationship intangibles, $74,000 in non-compete intangibles, and $17,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $500,000 and $791,000 for the three month periods ended March 31, 2011 and 2010, respectively. The aggregate purchase price for these asset acquisitions totaled $1.5 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2011. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation
The results of operations for the three months ended March 31, 2011 and 2010 include $599,000 and $716,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended March 31, 2011 and 2010 include $478,000 and $454,000, respectively, in compensation expense related to restricted stock unit (“RSUs”) awards and restricted stock awards. The Company granted 225,000 RSUs in the three months ended March 31, 2011. The Company granted 347,250 stock options and 300,000 RSUs in the three months ended March 31, 2010. Approximately 161,000 and 20,000 options were exercised during the three month period ended March 31, 2011 and 2010, respectively and 137,000 and 146,000 restricted stock awards vested on February 28, 2011 and 2010, respectively. The aggregate number of shares of common stock that may be issued or transferred under the Company’s incentive stock awards plan is 14,741,112.
Deferred Compensation
Effective July 1, 2009, the Company implemented the Aaron’s, Inc. Deferred Compensation Plan an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to compensate such employees for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $4.9 million and $3.5 million as of March 31, 2011 and December 31, 2010, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $4.6 million and $3.5 million as of March 31, 2011 and December 31, 2010, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $101,000 and $128,000 in the three month periods ended March 31, 2011 and 2010, respectively. No benefits have been paid as of March 31, 2011.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2007.
As of March 31, 2011 and December 31, 2010, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.1 million, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Fair Value of Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. At March 31, 2011 and December 31, 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options and awards. Such stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 906,000 and 749,000 for the three months ended at March 31, 2011 and 2010, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 101,000 for the three months ended at March 31, 2011. There were no restricted stock awards or RSUs that had the effect of increasing the weighted average shares outstanding assuming dilution for the three months ended March 31, 2010.

Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 293,000, and 647,000 for the three months ended at March 31, 2011 and 2010, respectively. Anti-dilutive RSUs and restricted stock awards excluded from the computation of earnings per share assuming dilution were 424,000 and 438,000 million for the three months ended at March 31, 2011 and 2010, respectively.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair values of the Company’s fuel hedges as of March 31, 2011 and December 31, 2010, and the changes in their fair values during the three months ended March 31, 2011 and 2010 were immaterial.
Assets Held for Sale
Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at March 31, 2011 and December 31, 2010. After adjustment to fair value, the $11.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, “Fair Value Measurements.”
Note B — Credit Facilities
See Note D to the consolidated financial statements in the 2010 Annual Report on Form 10-K.
Note C — Comprehensive Income
Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments and unrealized loss from fuel hedges, as summarized below:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Net Earnings	$44,389	$36,975
Other Comprehensive Income:
Foreign Currency Translation Adjustment	298	320
Unrealized Loss from Fuel Hedges, Net of Tax	(32)	—

Comprehensive Income	$44,655	$37,295

Note D — Segment Information

	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Revenues From External Customers:
Sales and Lease Ownership	$512,998	$473,498
Franchise	16,343	14,927
Other	2,950	4,895
Manufacturing	28,409	25,020

Revenues of Reportable Segments	560,700	518,340
Elimination of Intersegment Revenues	(28,591)	(25,210)
Cash to Accrual Adjustments	556	2,139

Total Revenues from External Customers	$532,665	$495,269

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$57,217	$45,743
Franchise	12,916	11,530
Other	1,324	(813)
Manufacturing	1,391	1,197

Earnings Before Income Taxes for Reportable Segments	72,848	57,657
Elimination of Intersegment Profit	(1,391)	(1,199)
Cash to Accrual and Other Adjustments	462	3,104

Total Earnings Before Income Taxes	$71,919	$59,562

Earnings before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:
•	Sales and lease ownership revenues are reported on a cash basis for management reporting purposes.
•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2011 and 2010.
•	Accruals related to store closures are not recorded on the reportable segment’s financial statements, as they are maintained and controlled by corporate headquarters.
•	The capitalization and amortization of manufacturing and distribution variances are recorded in the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.
•	Advertising expense in the sales and lease ownership division is estimated at the beginning of each year and then allocated to the division ratably over the year for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is recorded as part of Cash to Accrual and Other Adjustments.
•	Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes. For financial reporting purposes, the allowance method is used and is recorded as part of Cash to Accrual and Other Adjustments.
•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments on the basis of relative total assets.
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

The Company has guaranteed the borrowings of certain independent franchisees under the franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2011, the portion that the Company will be obligated to repay in the event franchisees defaulted was $127.9 million. Of this amount, approximately $111.3 million represents franchise borrowings outstanding under the franchisee loan program and approximately $16.6 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchise loan and guaranty program.
The Company has no long-term commitments to purchase merchandise. At March 31, 2011, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $41.6 million.
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
See Note F to the consolidated financial statements in the 2010 Annual Report on Form 10-K for further information.
Note F — Related Party Transactions
The Company leases certain properties under capital leases from certain related parties that are described in Note D to the consolidated financial statements in the 2010 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors of Aaron’s, Inc. and subsidiaries
We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2011 and 2010,. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Atlanta, Georgia
May 4, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, the Company’s franchise program, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010, filed with the Securities and Exchange Commission, and in the Company’s other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and related accessories leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.593 billion in 2008 to $1.877 billion in 2010, representing a compound annual growth rate of 8.5%. Total revenues from operations for the three months ended March 31, 2011, were $532.7 million, an increase of $37.4 million, or 7.6%, over the comparable period in 2010.
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
We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and increased consumer credit constraints during the current economic downturn have created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that if the current economic climate continues for an extensive period of time or there is another economic downturn that our customer base will not curtail spending on household merchandise.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $59.1 million of revenues in 2010, up from $45.0 million in 2008, representing a compound annual growth rate of 14.6%. Total revenues from franchise royalties and fees for the three months ended March 31, 2011, were $16.3 million, an increase of $1.4 million, or 9.5%, over the comparable period in 2010.
Aaron’s Office Furniture Closure. In November 2008, the Company completed the sale of substantially all of the assets and the transfer of certain liabilities of its legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When the Company sold its legacy rent-to-rent business, it decided to keep the 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 the Company announced its plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the Company’s sales and lease ownership business. In 2010, the Company closed eleven of its Aaron’s Office Furniture stores and has one remaining store open to liquidate merchandise.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended March 31, 2011, we calculated this amount by comparing revenues for the three months ended March 31, 2011 to revenues for the comparable period in 2010 for all stores open for the entire 15-month period ended March 31, 2011, excluding stores that received lease agreements from other acquired, closed, or merged stores.
Key Components of Earnings
In this management’s discussion and analysis section, we review the Company’s consolidated results.
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees includes all revenues derived from lease agreements from our sales and lease ownership stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and lease return merchandise from our sales and lease ownership stores. Non-retail sales mainly represent new merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on sales of sales and lease ownership businesses and other miscellaneous revenues.
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
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise leased to customers and held for lease by our Company-operated sales and lease ownership stores.
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of March 31, 2011 and December 31, 2010, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $36.4 million and $39.5 million, respectively, and accounts revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $3.5 million and $4.9 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise. Our sales and lease ownership division depreciates merchandise over the applicable agreement period, generally 12 to 24 months when leased, and 36 months when not leased, to 0% salvage value. Our policies require weekly lease merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to three times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable.

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments for the three month periods ended March 31 were $9.5 million in 2011 and $9.6 million in 2010.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of March 31, 2011 and December 31, 2010, our reserve for closed stores was $3.9 million and $6.4 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at March 31, 2011.
Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was at $28.3 million and $27.6 million at March 31, 2011 and December 31, 2010, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $24.9 million and $23.8 million at March 31, 2011 and December 31, 2010, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at March 31, 2011.
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
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Results of Operations
Three months ended March 31, 2011 compared with three months ended March 31, 2010
The following table shows key selected financial data for the three month periods ended March 31, 2011 and 2010, and the changes in dollars and as a percentage to 2011 from 2010:

			Dollar Increase/	% Increase/
	Three Months Ended	Three Months Ended	(Decrease) to	(Decrease) to
(In Thousands)	March 31, 2011	March 31, 2010	2011 from 2010	2011 from 2010
REVENUES:
Lease Revenues and Fees	$398,224	$366,697	$31,527	8.6%
Retail Sales	14,006	15,086	(1,080)	(7.2)
Non-Retail Sales	100,447	96,076	4,371	4.5
Franchise Royalties and Fees	16,343	14,927	1,416	9.5
Other	3,645	2,483	1,162	46.8

	532,665	495,269	37,396	7.6

COSTS AND EXPENSES:
Retail Cost of Sales	8,480	8,962	(482)	(5.4)
Non-Retail Cost of Sales	91,089	87,363	3,726	4.3
Operating Expenses	216,410	206,459	9,951	4.8
Depreciation of Lease Merchandise	144,093	132,080	12,013	9.1
Interest	674	843	(169)	(20.0)

	460,746	435,707	25,039	5.7

EARNINGS BEFORE INCOME TAXES	71,919	59,562	12,357	20.7

INCOME TAXES	27,530	22,587	4,943	21.9

NET EARNINGS	$44,389	$36,975	$7,414	20.1%

Revenues. The 7.6% increase in total revenues, to $532.7 million for the three months ended March 31, 2011, from $495.3 million for the comparable period in 2010, was due mainly to a $31.5 million, or 8.6%, increase in lease revenues and fees. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 6.0% increase in same store revenues during the first quarter of 2011 and added a net of 54 Company-operated stores since March 31, 2010.
The 7.2% decrease in revenues from retail sales, to $14.0 million for the three months ended March 31, 2011, from $15.1 million for the comparable period in 2010, was due to decreased sales as a result of the closure of the Aaron’s Office Furniture stores.
The 4.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $100.4 million for the three months ended March 31, 2011, from $96.1 million for the comparable period in 2010, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at March 31, 2011 was 672, reflecting a net addition of 70 stores since March 31, 2010.
The 9.5% increase in franchise royalties and fees, to $16.3 million for the three months ended March 31, 2011, from $14.9 million for the comparable period in 2010, primarily reflects an increase in royalty income from franchisees, increasing 10.4% to $13.8 million for the three months ended March 31, 2011, compared to $12.5 million for the three months ended March 31, 2010. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchise stores.
Other revenues increased 46.8% to $3.6 million for the three months ended March 31, 2011, from $2.5 million for the comparable period in 2010. Included in other revenues for the three months ended March 31, 2011 is a $481,000 gain on sales of Company-operated stores.
Cost of Sales. Retail cost of sales decreased 5.4% to $8.5 million for the three months ended March 31, 2011, compared to $9.0 million for the comparable period in 2010, and as a percentage of retail sales, increased to 60.5% in 2011 from 59.4% in 2010 as a result of decrease in higher-margin Office Furniture sales.
Non-retail cost of sales increased 4.3% to $91.1 million for the three months ended March 31, 2011, from $87.4 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased to 90.7% from 90.9%.

Expenses. Operating expenses for the three months ended March 31, 2011, increased $10.0 million or 4.8%, to $216.4 million from $206.5 million for the comparable period in 2010. This increase was attributable to an increase in sales partially offset by reductions of costs in certain areas. As a percentage of total revenues, operating expenses were 40.6% for the three months ended March 31, 2011, and 41.7% for the comparable period in 2010.
Depreciation of lease merchandise increased $12.0 million to $144.1 million for the three months ended March 31, 2011, from $132.1 million during the comparable period in 2010, a 9.1% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.2% and 36.0%, for the three months ended March 31, 2011 and 2010, respectively.
Interest expense decreased to $674,000 for the three months ended March 31, 2011, compared with $843,000 for the comparable period in 2010, a 20.0% decrease. The decrease in interest expense was due to lower debt levels during the first quarter of 2011.
Income tax expense increased $4.9 million to $27.5 million for the three months ended March 31, 2011, compared to $22.6 million for the comparable period in 2010, representing a 21.9% increase. Our effective tax rate was 38.3% in 2011 and 37.9% in 2010.
Net Earnings. Net earnings increased $7.4 million to $44.4 million for the three months ended March 31, 2011, compared with $37.0 million for the comparable period in 2010, representing a 20.1% increase. As a percentage of total revenues, net earnings were 8.3% and 7.5% for the three months ended March 31, 2011 and 2010. The increase in net earnings was primarily the result of the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 6.0% increase in same store revenues and a 9.5% increase in franchise royalties and fees.
Balance Sheet
Cash and Cash Equivalents. Our cash balance increased to $196.2 million at March 31, 2011, from $72.0 million at December 31, 2010. The increase in our cash balance is primarily due to an $80.9 million income tax refund received in February 2011. For additional information, refer to the “Liquidity and Capital Resources” and “Commitments” sections below.
Lease Merchandise, Net. Lease merchandise, net of accumulated depreciation, increased $7.8 million to $822.2 million at March 31, 2011 from $814.5 million at December 31, 2010, primarily due to fluctuations in the normal course of business.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $80.0 million to $42.9 million at March 31, 2011, from $122.9 million at December 31, 2010, primarily as a result of the receipt of the income tax refund in February 2011.
Deferred Income Taxes Payable. The increase of $22.9 million in deferred income taxes payable to $250.5 million at March 31, 2011, from $227.5 million at December 31, 2010, is primarily related to bonus depreciation deductions on leased merchandise under the Small Business Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. The additional bonus depreciation deductions are partially offset by the reversals of the bonus depreciation deductions under the Economic Stimulus Act of 2008 and the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010.
Liquidity and Capital Resources
General
Cash flows from operating activities for the three months ended March 31, 2011 and 2010 were $144.4 million in cash inflows and $3.2 million in cash outflows, respectively. The increase in cash flows from operating activities is primarily related to lower 2011 tax payments, tax refunds and income from operations and lower additions to lease merchandise.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $586,000 for the first three months of 2011 and $1.7 million for the comparable 2010 period. Our cash flows from operations include profits on the sale of lease merchandise. Sales of sales and lease ownership stores are an additional source of investing cash flows. Proceeds from such sales were $481,000 for the first three months of 2011. We did not have any proceeds from such sales in the first three months of 2010.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions. These capital requirements historically have been financed through:
•	cash flows from operations;
•	bank credit;
•	trade credit with vendors;
•	proceeds from the sale of lease return merchandise;
•	private debt offerings; and
•	stock offerings.
At March 31, 2011, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance decreased by $327,000 in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit on the facility is $140.0 million. We recently amended our revolving credit agreement, franchisee loan program and unsecured notes to allow for more flexibility in our investments.
We have $24.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were made in 2008, 2009 and 2010, and are due in $12.0 million annual installments until maturity.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at March 31, 2011 and believe that we will continue to be in compliance in the future.
We purchase our Common Shares in the market from time to time as authorized by our board of directors. We repurchased 357,019 shares in the first three months of 2011 and we have the authority to purchase 4,044,796 additional shares. We repurchased 1,478,805 shares in 2010.
We have a consistent history of paying dividends, having paid dividends for 24 consecutive years. A $.012 per share dividend on our former non-voting Common Stock and Common Stock (formerly our Class A Common Stock) was paid in January 2010, April 2010, July 2010, and October 2010 for a total cash outlay of $3.9 million. Our board of directors increased the dividend 8.3% for the third quarter of 2010 on November 3, 2010 to $.013 per share and the dividend was paid to holders of Common Stock in January 2011. A $.013 per share dividend on Common Stock was paid in April 2011. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments
Income Taxes. During the three months ended March 31, 2011, we made $2.3 million in income tax payments. Within the next nine months, we anticipate that we will make cash payments for state income taxes of approximately $8.0 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.
The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where we remain the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2010 and prior periods. We estimate that at December 31, 2010 the remaining tax deferral associated with the acts described above is approximately $150.0 million, of which approximately 76% will reverse in 2011 and most of the remainder will reverse between 2012 and 2013.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2011 are shown in the below table under “Contractual Obligations and Commitments.”
We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are 11 Aaron’s executive officers, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease amount of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. The franchisee loan facility expires on May 20, 2011, and we plan to extend the maturity date on or prior to the current maturity date
At March 31, 2011, the debt amount that we might be obligated to repay in the event franchisees defaulted was $127.9 million. Of this amount, approximately $111.3 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $16.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of March 31, 2011:

		Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Total	Than 1 Year	Years	Years	5 Years

Credit Facilities, Excluding Capital Leases	$27,302	$12,001	$12,000	$3,301	$—
Capital Leases	14,161	1,338	2,754	3,371	6,698
Operating Leases	532,880	95,527	151,758	97,928	187,667
Purchase Obligations	42,162	29,677	12,374	111	—

Total Contractual Cash Obligations	$616,505	$138,543	$178,886	$104,711	$194,365

The following table shows the approximate amounts of our commercial commitments as of March 31, 2011:

	Total
	Amounts	Period Less	Period 1-3	Period 3-5	Period Over
(In Thousands)	Committed	Than 1 Year	Years	Years	5 Years

Guaranteed Borrowings of Franchisees	$127,904	$126,952	$952	$—	$—
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
Deferred income tax liabilities as of March 31, 2011 were approximately $250.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Market Risk
Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At March 31, 2011, we did not have any swap agreements. We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.
Interest Rate Risk
We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2011, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements
The pronouncements that the Company adopted in the first three months of 2011 did not have a material impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part I, Item 2 of this Quarterly Report above under the headings “Market Risk” and “Interest Rate Risk.”

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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Company made repurchases of its Common Stock during the first quarter of 2011. As of March 31, 2011, the Company’s Board of Directors had authorized the repurchase of up to an additional 4,044,796 common shares pursuant to repurchase authority publicly announced from time-to-time.

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
January 1, 2011 through January 31, 2011	0	$0	0	4,401,815
February 1, 2011 through February 28, 2011	0	0	0	4,401,815
March 1, 2011 through March 31, 2011	357,019	22.68	357,019	4,044,796

Total	357,019	$22.68	357,019	4,044,796

ITEM 6.	EXHIBITS
The following exhibits are furnished herewith:

10.1
First Amendment made and entered into as of March 31, 2011 to the Second Amended and Restated Loan Facility Agreement and Guaranty, dated as of June 18, 2010, by and among Aarons, Inc. as sponsor, each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.

10.2
First Amendment made and entered into on March 31, 2011 to the Revolving Credit Agreement, dated as of May 23, 2008, by and among Aaron’s, Inc., each of the other lending institutions party thereto as participants, and SunTrust Bank as administrative agent for the lenders.

10.3	Second Amendment made and entered into on April 19, 2011 to the Note Purchase Agreement, dated as of July 27, 2005, by and among Aaron’s, Inc., Aaron Investment Company, and the holders of the Notes.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Earnings for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC. (Registrant)
Date — May 4, 2011	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date — May 4, 2011		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller