Form 10-Q
period 2011-06-30
AARON'S INC
filed 2011-08-04
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 1, 2011
Common Stock, $.50 Par Value	78,657,646

AARON’S, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	September 30,
	(Unaudited) June 30, 2011	December 31, 2010
ASSETS:
Cash and Cash Equivalents	$176,379	$72,022
Investment Securities	32,922	—
Accounts Receivable (net of allowances of $4,684 in 2011 and $4,544 in 2010)	62,212	69,662
Lease Merchandise	1,277,822	1,280,457
Less: Accumulated Depreciation	(474,088)	(465,973)

	803,734	814,484

Property, Plant and Equipment, Net	214,128	204,912
Goodwill	198,806	202,379
Other Intangibles, Net	3,083	3,832
Prepaid Expenses and Other Assets	52,573	122,932
Assets Held For Sale	11,756	11,849

Total Assets	$1,555,593	$1,502,072

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$177,850	$213,139
Deferred Income Taxes Payable	258,676	227,513
Customer Deposits and Advance Payments	35,303	40,213
Credit Facilities	41,131	41,790

Total Liabilities	512,960	522,655

Commitments and Contingencies	41,500	—

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares; Shares Issued: 90,752,123 at June 30, 2011 and December 31, 2010	45,376	45,376
Additional Paid-in Capital	205,498	201,752
Retained Earnings	862,186	809,084
Accumulated Other Comprehensive Income	1,196	846

	1,114,256	1,057,058
Less: Treasury Shares at Cost,
Common Stock, 11,765,396 Shares at June 30, 2011 and 10,664,728 Shares at December 31, 2010	(113,123)	(77,641)

Total Shareholders’ Equity	1,001,133	979,417

Total Liabilities & Shareholders’ Equity	$1,555,593	$1,502,072

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)

REVENUES:
Lease Revenues and Fees	$371,107	$344,949	$769,331	$711,646
Retail Sales	8,187	9,330	22,193	24,416
Non-Retail Sales	84,607	73,564	185,054	169,640
Franchise Royalties and Fees	15,176	14,147	31,519	29,074
Other	3,623	3,009	7,268	5,492

	482,700	444,999	1,015,365	940,268

COSTS AND EXPENSES:
Retail Cost of Sales	4,805	5,651	13,285	14,613
Non-Retail Cost of Sales	77,121	68,157	168,210	155,520
Operating Expenses	211,390	206,210	427,800	412,669
Lawsuit Expense	36,500	—	36,500	—
Depreciation of Lease Merchandise	134,585	124,808	278,678	256,888
Interest	672	844	1,346	1,687

	465,073	405,670	925,819	841,377

EARNINGS BEFORE INCOME TAXES	17,627	39,329	89,546	98,891

INCOME TAXES	6,828	14,894	34,358	37,481

NET EARNINGS	$10,799	$24,435	$55,188	$61,410

EARNINGS PER SHARE
Basic	$.14	$.30	$.69	$.75

Assuming Dilution	.13	.30	.68	.75

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$.012	$.026	$.024

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	79,686	81,479	79,887	81,439
Assuming Dilution	80,899	82,309	81,037	82,228

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES:
Net Earnings	$55,188	$61,410
Depreciation of Lease Merchandise	278,678	256,888
Other Depreciation and Amortization	26,174	22,236
Additions to Lease Merchandise	(472,752)	(501,320)
Book Value of Lease Merchandise Sold or Disposed	201,400	193,271
Change in Deferred Income Taxes	31,163	(22,214)
Loss on Sale of Property, Plant, and Equipment	289	389
Gain on Asset Dispositions	(997)	(406)
Change in Income Tax Receivable	77,425	(6,159)
Change in Accounts Payable and Accrued Expenses	(35,835)	(13,594)
Change in Commitments and Contingencies	41,500	—
Change in Accounts Receivable	7,450	12,143
Excess Tax Benefits from Stock-Based Compensation	(693)	(229)
Change in Other Assets	(6,669)	(4,699)
Change in Customer Deposits and Advanced Payments	(4,910)	(6,062)
Stock-Based Compensation	2,435	2,396
Other Changes, Net	1,285	(969)

Cash Provided by (Used in) Operating Activities	201,131	(6,919)

INVESTING ACTIVITIES:
Purchase of Investment Securities	(33,079)	—
Additions to Property, Plant and Equipment	(36,938)	(43,390)
Acquisitions of Businesses and Contracts	(1,730)	(12,640)
Proceeds from Sales of Property, Plant, and Equipment	5,621	38,660
Proceeds from Dispositions of Businesses and Contracts	6,365	1,135

Cash Used in Investing Activities	(59,761)	(16,235)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,501	2,429
Repayments on Credit Facilities	(3,160)	(3,045)
Dividends Paid	(2,099)	(975)
Acquisition of Treasury Stock	(38,507)	(968)
Excess Tax Benefits from Stock-Based Compensation	693	229
Issuance of Stock Under Stock Option Plans	3,559	1,136

Cash Used in Financing Activities	(37,013)	(1,194)

Increase (Decrease) in Cash and Cash Equivalents	104,357	(24,348)
Cash and Cash Equivalents at Beginning of Period	72,022	109,685

Cash and Cash Equivalents at End of Period	$176,379	$85,337

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

The consolidated balance sheet as of June 30, 2011, the consolidated statements of earnings for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the full year.

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

Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held to maturity at June 30, 2011 are as follows. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates during 2012 and 2013. There were no investment securities held by the Company at December 31, 2010.

	September 30,	September 30,	September 30,	September 30,
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Corporate Bonds	$32,922	$1	$(106)	$32,817

Lease Merchandise

Lease merchandise adjustments for the three month periods ended June 30 were $10.4 million in 2011 and $13.5 million in 2010. Lease merchandise adjustments for the six month periods ended June 30 were $19.9 million in 2011 and $23.1 million in 2010. These adjustments are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles

During the six months ended June 30, 2011 the Company recorded $874,000 in goodwill, $136,000 in customer relationship intangibles, $82,000 in non-compete intangibles, and $17,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $476,000 and $801,000 for the three month periods ended June 30, 2011 and 2010, respectively. Amortization expense was $976,000 and $1.7 million for the six month periods ended June 30, 2011 and 2010, respectively. The aggregate purchase price for these asset acquisitions totaled $1.7 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2011. The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The results of operations for the three months ended June 30, 2011 and 2010 include $607,000 and $865,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the six months ended June 30, 2011 and 2010 include $1.2 million and $1.6 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended June 30, 2011 and 2010 include $751,000 and $361,000, respectively, in compensation expense related to restricted stock unit (“RSUs”) awards and restricted stock awards (“RSAs”). The results of operations for the six months ended June 30, 2011 and 2010 include $1.2 million and $815,000, respectively, in compensation expense related to RSUs and RSAs. The Company granted 225,000 RSUs and 6,000 RSAs in the six months ended June 30, 2011. The Company granted 347,250 stock options and 300,000 RSUs in the six months ended June 30, 2010. Approximately 100,000 and 9,000 options were exercised during the three month period ended June 30, 2011 and 2010, respectively. Approximately 261,000 and 29,000 options were exercised during the six month period ended June 30, 2011 and 2010, respectively, and 137,000 and 146,000 RSAs vested on February 28, 2011 and 2010, respectively. The aggregate number of shares of common stock that may be issued or transferred under the Company’s incentive stock awards plan is 14,735,112 as of June 30, 2011.

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

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $5.5 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $5.3 million and $3.5 million as of June 30, 2011 and December 31, 2010, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $90,000 and $44,000 in the three month periods ended June 30, 2011 and 2010, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $191,000 and $115,000 in the six month periods ended June 30, 2011 and 2010, respectively. Total benefits of $27,000 were paid in the first six months of 2011 and no benefits were paid in 2010.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2007.

As of June 30, 2011 and December 31, 2010, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.2 million, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. At June 30, 2011 and December 31, 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs. Such stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 1.1 million and 830,000 for the three months ended at June 30, 2011 and 2010, respectively. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 985,000 and 789,000 for the six months ended at June 30, 2011 and 2010, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 160,000 and 165,000 for the three and six months ended at June 30, 2011, respectively. There were no RSAs or RSUs that had the effect of increasing the weighted average shares outstanding assuming dilution for the three and six months ended June 30, 2010.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the three months ended June 30, 2011. Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 336,000 for the three months ended June 30, 2010. Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 293,000 and 336,000 for the six months ended June 30, 2011 and 2010, respectively. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 6,000 and 438,000 for the three months ended at June 30, 2011 and 2010, respectively. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 6,000 and 438,000 for the six months ended at June 30, 2011 and 2010, respectively.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The Company’s fuel hedges expired during the six months ended June 30, 2011. The fair value of the hedges as of December 31, 2010, and the changes in their fair values during the six months ended June 30, 2011 and 2010 were immaterial.

Assets Held for Sale

Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at June 30, 2011 and December 31, 2010. After adjustment to fair value, the $11.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, “Fair Value Measurements.”

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

Concentration of Credit Risk

The Company maintained its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.

Note B – Credit Facilities

On May 18, 2011, the Company entered into the second amendment to its revolving credit agreement, dated May 23, 2008, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the revolving credit agreement (i) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants and (ii) modified the negative covenant restricting debt applicable to us by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million. The Company entered into the amendments in order to permit the issuance of the 3.75% senior notes issued to a consortium of insurance companies as described in Note G.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments and unrealized loss from fuel hedges, as summarized below:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net Earnings	$10,799	$24,435	$55,188	$61,410
Other Comprehensive Income:
Foreign Currency Translation Adjustment	64	(382)	362	(66)
Fuel Hedges, Net of Tax	20	(5)	(12)	(12)

Comprehensive Income	$10,883	$24,048	$55,538	$61,332

Note D – Segment Information

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Revenues From External Customers:
Sales and Lease Ownership	$459,796	$422,564	$972,794	$896,062
Franchise	15,176	14,147	31,519	29,074
Other	3,019	4,508	5,969	9,403
Manufacturing	20,713	14,199	49,122	39,219

Revenues of Reportable Segments	498,704	455,418	1,059,404	973,758
Elimination of Intersegment Revenues	(20,905)	(14,390)	(49,496)	(39,600)
Cash to Accrual Adjustments	4,901	3,971	5,457	6,110

Total Revenues from External Customers	$482,700	$444,999	$1,015,365	$940,268

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$2,234	$35,076	$59,451	$80,819
Franchise	11,846	11,013	24,762	22,543
Other	(467)	(7,262)	857	(8,075)
Manufacturing	(73)	355	1,318	1,552

Earnings Before Income Taxes for Reportable Segments	13,540	39,182	86,388	96,839
Elimination of Intersegment Loss (Profit)	73	(355)	(1,318)	(1,554)
Cash to Accrual and Other Adjustments	4,014	502	4,476	3,606

Total Earnings Before Income Taxes	$17,627	$39,329	$89,546	$98,891

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

Revenues in the “Other” category are primarily revenues of the Aaron’s Office Furniture division, from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. Included in the Earnings Before Income Taxes results above for the Sales and lease Ownership segment is a $36.5 million accrual for the lawsuit expense described in Note E.

Note E – Commitments

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

On May 18, 2011, the Company entered into a second amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the franchisee loan facility, among other things, (i) extend the maturity date until May 16, 2012, (ii) increase the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, (iii) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants, (iv) modify the negative covenant restricting debt applicable to the Company by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60 million to an aggregate principal amount of up to $150.0 million, and (v) replace the pricing grid schedule to the franchisee loan facility to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations.

The Company has guaranteed the borrowings of certain independent franchisees under the franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2011, the portion that the Company will be obligated to repay in the event franchisees defaulted was $131.4 million. Of this amount, approximately $114.1 million represents franchise borrowings outstanding under the franchisee loan program and approximately $17.3 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchise loan and guaranty program.

The Company has no long-term commitments to purchase merchandise. At June 30, 2011, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $34.6 million.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80.0 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million.

The Company is appealing the verdict. It is likely that the Company will need to post a bond while judgment is stayed pending the appeal process. Although the Company believes it has meritorious arguments, due to the inherent uncertainty of litigation, there can be no guarantee that the Company will ultimately be successful in its appeal.

The Company has accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses and has insurance coverage of $5.0 million. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accrual.

The Company is also a party to various claims and legal proceedings arising in the ordinary course of business. The Company regularly assesses its insurance deductibles, analyzes litigation information with its attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations. The Company does not believe its exposure to loss under any of these claims is probable nor can the Company estimate a range of amounts of loss that are reasonably possible. The Company’s requirement to record or disclose potential losses under generally accepted accounting principles could change in the near term depending upon changes in facts and circumstances.

See Note F to the consolidated financial statements in the 2010 Annual Report on Form 10-K for further information.

Note F – Related Party Transactions

The Company leases certain properties under capital leases from certain related parties that are described in Note D to the consolidated financial statements in the 2010 Annual Report on Form 10-K.

Note G – Subsequent Event

On July 5, 2011, the Company entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.

The new note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchisee loan and guaranty facility, as modified.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Aaron’s, Inc. and subsidiaries

We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of June 30, 2011, and the related consolidated statements of earnings for the three- and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

August 4, 2011

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.593 billion in 2008 to $1.877 billion in 2010, representing a compound annual growth rate of 8.5%. Total revenues from operations for the three months ended June 30, 2011, were $482.7 million, an increase of $37.7 million, or 8.5%, over the comparable period in 2010. Total revenues from operations for the six months ended June 30, 2011, were $1.015 billion, an increase of $75.1 million, or 8.0%, over the comparable period in 2010.

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

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $59.1 million of revenues in 2010, up from $45.0 million in 2008, representing a compound annual growth rate of 14.6%. Total revenues from franchise royalties and fees for the three months ended June 30, 2011, were $15.2 million, an increase of $1.0 million, or 7.3%, over the comparable period in 2010. Total revenues from franchise royalties and fees for the six months ended June 30, 2011, were $31.5 million, an increase of $2.4 million, or 8.4%, over the comparable period in 2010.

Aaron’s Office Furniture Closure. In November 2008, we completed the sale of substantially all of the assets and the transfer of certain liabilities of our legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When we sold our legacy rent-to-rent business, it decided to keep the 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 we announced our plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the our sales and lease ownership business. In 2010, we closed eleven of its Aaron’s Office Furniture stores and have one remaining store open to liquidate merchandise.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended June 30, 2011, we calculated this amount by comparing revenues for the three months ended June 30, 2011 to revenues for the comparable period in 2010 for all stores open for the entire 15-month period ended June 30, 2011, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2011, we calculated this amount by comparing revenues for the six months ended June 30, 2011 to revenues for the comparable period in 2009 for all stores open for the entire 24-month period ended June 30, 2011, excluding stores that received lease agreements from other acquired, closed or merged stores.

Key Components of Earnings

In this management’s discussion and analysis section, we review the Company’s consolidated results.

Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees includes all revenues derived from lease agreements from our sales and lease ownership stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and lease return merchandise from our Company-operated stores. Non-retail sales mainly represent new merchandise sales to our sales and lease ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on sales of sales and lease ownership stores and other miscellaneous revenues.

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

Critical Accounting Policies

Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of June 30, 2011 and December 31, 2010, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $34.7 million and $39.5 million, respectively, and accounts revenue receivable, net of allowance for doubtful accounts based on historical collection rates, of $5.3 million and $4.9 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.

Lease Merchandise. Our sales and lease ownership division depreciates merchandise over the applicable agreement period, generally 12 to 24 months when leased, and 36 months when not leased, to 0% salvage value. Our office furniture division depreciates merchandise over its estimated useful life, which ranges from 24 months to 48 months, net of salvage value, which ranges from 0% to 30%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise. Our policies require routine lease merchandise counts by store managers, annual audits by our internal auditors and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable.

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments for the three month periods ended June 30 were $10.4 million in 2011 and $13.5 million in 2010. Lease merchandise adjustments for the six month periods ended June 30 were $19.9 million in 2011 and $23.1 million in 2010.

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

From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of June 30, 2011 and December 31, 2010, our reserve for closed stores was $3.6 million and $6.4 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at June 30, 2011.

Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $30.0 million and $27.6 million at June 30, 2011 and December 31, 2010, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $25.6 million and $23.8 million at June 30, 2011 and December 31, 2010, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at June 30, 2011.

The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Legal Reserves. We are subject to various legal claims arising in the ordinary course of business. We establish reserve for legal claims, pursuant to the provisions of ASC 450, Contingencies, when the associated costs with the claims become probable and can be reasonably estimated. We expense legal fees and expenses incurred in connection with the defense of all of our litigation at the time such amounts are invoiced or otherwise made known to us.

Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have such effect in future periods.

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

Results of Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

The following table shows key selected financial data for the three month periods ended June 30, 2011 and 2010, and the changes in dollars and as a percentage to 2011 from 2010:

	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase/ (Decrease) to 2011 from 2010	% Increase/ (Decrease) to 2011 from 2010
REVENUES:
Lease Revenues and Fees	$371,107	$344,949	$26,158	7.6%
Retail Sales	8,187	9,330	(1,143)	(12.3)
Non-Retail Sales	84,607	73,564	11,043	15.0
Franchise Royalties and Fees	15,176	14,147	1,029	7.3
Other	3,623	3,009	614	20.4

	482,700	444,999	37,701	8.5

COSTS AND EXPENSES:
Retail Cost of Sales	4,805	5,651	(846)	(15.0)
Non-Retail Cost of Sales	77,121	68,157	8,964	13.2
Operating Expenses	211,390	206,210	5,180	2.5
Lawsuit Expense	36,500	—	36,500	—
Depreciation of Lease Merchandise	134,585	124,808	9,777	7.8
Interest	672	844	(172)	(20.4)

	465,073	405,670	59,403	14.6

EARNINGS BEFORE INCOME TAXES	17,627	39,329	(21,702)	(55.2)

INCOME TAXES	6,828	14,894	(8,066)	(54.2)

NET EARNINGS	$10,799	$24,435	$(13,636)	(55.8)%

Revenues. The 8.5% increase in total revenues, to $482.7 million for the three months ended June 30, 2011, from $445.0 million for the comparable period in 2010, was due mainly to a $26.2 million, or 7.6%, increase in lease revenues and fees. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 5.0% increase in same store revenues during the second quarter of 2011 and added a net of 57 Company-operated stores since June 30, 2010.

The 12.3% decrease in revenues from retail sales, to $8.2 million for the three months ended June 30, 2011, from $9.3 million for the comparable period in 2010, was due to decreased sales as a result of the closure of the Aaron’s Office Furniture stores.

The 15.0% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $84.6 million for the three months ended June 30, 2011, from $73.6 million for the comparable period in 2010, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2011 was 687, reflecting a net addition of 69 stores since June 30, 2010.

The 7.3% increase in franchise royalties and fees, to $15.2 million for the three months ended June 30, 2011, from $14.1 million for the comparable period in 2010, primarily reflects an increase in royalty income from franchisees, increasing 8.8% to $12.4 million for the three months ended June 30, 2011, compared to $11.4 million for the three months ended June 30, 2010. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchise stores.

Other revenues increased 20.4% to $3.6 million for the three months ended June 30, 2011, from $3.0 million for the comparable period in 2010. Included in other revenues for the three months ended June 30, 2011 and 2010 are gains of $517,000 and $406,000, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 15.0% to $4.8 million for the three months ended June 30, 2011, compared to $5.7 million for the comparable period in 2010, and as a percentage of retail sales, decreased to 58.7% in 2011 from 60.6% in 2010 as a result of the decline in the volume of lower margin office furniture retail sales.

Non-retail cost of sales increased 13.2% to $77.1 million for the three months ended June 30, 2011, from $68.2 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased to 91.2% from 92.6% as a result of improved pricing and lower product cost.

Expenses. Operating expenses for the three months ended June 30, 2011, increased $5.2 million or 2.5%, to $211.4 million from $206.2 million for the comparable period in 2010. As a percentage of total revenues, operating expenses were 43.8% for the three months ended June 30, 2011, and 46.3% for the comparable period in 2010.

We recorded $36.5 million in lawsuit expense in the three months ended June 30, 2011.

Depreciation of lease merchandise increased $9.8 million to $134.6 million for the three months ended June 30, 2011, from $124.8 million during the comparable period in 2010, a 7.8% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.3% and 36.2%, for the three months ended June 30, 2011 and 2010, respectively.

Interest expense decreased to $672,000 for the three months ended June 30, 2011, compared with $844,000 for the comparable period in 2010, a 20.4% decrease. The decrease in interest expense was due to lower debt levels during the second quarter of 2011.

Income tax expense decreased $8.1 million to $6.8 million for the three months ended June 30, 2011, compared to $14.9 million for the comparable period in 2010, representing a 54.2% decrease. Our effective tax rate increased to 38.7% in 2011 from 37.9% in 2010 primarily related to the loss of the Section 199 manufacturing deduction due to the Net Operating Loss created by bonus depreciation and various other state items.

Net Earnings. Net earnings decreased $13.6 million to $10.8 million for the three months ended June 30, 2011, compared with $24.4 million for the comparable period in 2010, representing a 55.8% decrease. As a percentage of total revenues, net earnings were 2.2% and 5.5% for the three months ended June 30, 2011 and 2010, respectively. The decrease in net earnings was primarily a result of $36.5 million in lawsuit expense recorded in the second quarter of 2011. The decrease was offset by the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 5.0% increase in same store revenues and a 7.3% increase in franchise royalties and fees.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

The following table shows key selected financial data for the six month periods ended June 30, 2011 and 2010, and the changes in dollars and as a percentage to 2011 from 2010:

	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase/ (Decrease) to 2011 from 2010	% Increase/ (Decrease) to 2011 from 2010
REVENUES:
Lease Revenues and Fees	$769,331	$711,646	$57,685	8.1%
Retail Sales	22,193	24,416	(2,223)	(9.1)
Non-Retail Sales	185,054	169,640	15,414	9.1
Franchise Royalties and Fees	31,519	29,074	2,445	8.4
Other	7,268	5,492	1,776	32.3

	1,015,365	940,268	75,097	8.0

COSTS AND EXPENSES:
Retail Cost of Sales	13,285	14,613	(1,328)	(9.1)
Non-Retail Cost of Sales	168,210	155,520	12,690	8.2
Operating Expenses	427,800	412,669	15,131	3.7
Lawsuit Expense	36,500	—	36,500	—
Depreciation of Lease Merchandise	278,678	256,888	21,790	8.5
Interest	1,346	1,687	(341)	(20.2)

	925,819	841,377	84,442	10.0

EARNINGS BEFORE INCOME TAXES	89,546	98,891	(9,345)	(9.4)

INCOME TAXES	34,358	37,481	(3,123)	(8.3)

NET EARNINGS	$55,188	$61,410	$(6,222)	(10.1)%

Revenues. The 8.0% increase in total revenues, to $1.015 billion for the six months ended June 30, 2011, from $940.3 million in the comparable period in 2010, was due mainly to a $57.7 million, or 8.1%, increase in lease revenues and fees, plus a $15.4 million, or 9.1%, increase in non-retail sales. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 3.2% increase in same store revenues for the six months ended June 30, 2011 from the comparable period in 2010 and added 57 Company-operated stores since the end of June 30, 2010.

The 9.1% decrease in revenues from retail sales, to $22.2 million for the six months ended June 30, 2011 from $24.4 million for the comparable period in 2010, was due to decreased sales as a result of the closure of the Aaron’s Office Furniture stores.

The 9.1% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $185.1 million for the six months ended June 30, 2011, from $169.6 million for the comparable period in 2010, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at June 30, 2011 was 687, reflecting a net addition of 69 stores since June 30, 2010.

The 8.4% increase in franchise royalties and fees, to $31.5 million for the six months ended June 30, 2011, from $29.1 million for the comparable period in 2010, primarily reflects an increase in royalty income from franchisees, increasing 10.0% to $26.3 million for the six months ended June 30, 2011, compared to $23.9 million for the six months ended June 30, 2010. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchised stores.

Other revenues increased 32.3% to $7.3 million for the six months ended June 30, 2011, from $5.5 million for the comparable period in 2010. Included in other revenues for the six months ended June 30, 2011 and 2010, are gains of $997,000 and $406,000, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 9.1% to $13.3 million for the six months ended June 30, 2011, compared to $14.6 million for the comparable period in 2010, and as a percentage of retail sales, remained constant at 59.9% in both 2011 and 2010.

Non-retail cost of sales increased 8.2%, to $168.2 million for the six months ended June 30, 2011, from $155.5 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased to 90.9% from 91.7% as a result of improved pricing and lower product cost.

Expenses. Operating expenses for the six months ended June 30, 2011, increased $15.1 million to $427.8 million from $412.7 million for the comparable period in 2010, a 3.7% increase. As a percentage of total revenues, operating expenses were 42.1% for the six months ended June 30, 2011 and 43.9% for the comparable period in 2010.

We recorded $36.5 million in lawsuit expense in the six months ended June 30, 2011.

Depreciation of lease merchandise increased $21.8 million to $278.7 million for the six months ended June 30, 2011, from $256.9 million during the comparable period in 2010, an 8.5% increase, and as a percentage of total lease revenues and fees, increased slightly to 36.2% in 2011 from 36.1% in 2010.

Interest expense decreased $341,000 to $1.3 million for the six months ended June 30, 2011, compared with $1.7 million for the comparable period in 2010, a 20.2% decrease. The decrease in interest expense was due to lower debt levels during the first six months of 2011.

Income tax expense decreased $3.1 million to $34.4 million for the six months ended June 30, 2011, compared to $37.5 million for the comparable period in 2010, representing a 8.3% decrease. Our effective tax rate increased to 38.4% in 2011 from 37.9% in 2010 primarily related to the loss of the Section 199 manufacturing deduction due to the Net Operating Loss created by bonus depreciation and various other state items.

Net Earnings. Net earnings decreased $6.2 million to $55.2 million for the six months ended June 30, 2011, compared with $61.4 million for the comparable period in 2010, representing a 10.1% decrease. As a percentage of total revenues, net earnings were 5.4% for the six months ended June 30, 2011, and 6.5% for the six months ended June 30, 2010. The decrease in net earnings was primarily a result of $36.5 million in lawsuit expense recorded in the second quarter of 2011, offset by the maturing new Company-operated sales and lease ownership stores added over the past several years, contributing to a 3.2% increase in same store revenues, and an 8.4% increase in franchise royalties and fees.

Balance Sheet

Cash and Cash Equivalents. Our cash and cash equivalents balance increased to $176.4 million at June 30, 2011, from $72.0 million at December 31, 2010. The increase in our cash balance is primarily due to an $80.9 million income tax refund received in February 2011 and an increase in cash from operations. For additional information, refer to the “Liquidity and Capital Resources” and “Commitments” sections below.

Investment Securities. Our investment securities balance increased to $32.9 million at June 30, 2011 primarily as a result of purchases of corporate bonds in the second quarter of 2011. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates in the period July 2012 to May 2013. We did not hold any investment securities at December 31, 2010.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $70.4 million to $52.6 million at June 30, 2011, from $122.9 million at December 31, 2010, primarily as a result of the receipt of the income tax refund in February 2011.

Accounts Payable and Accrued Expenses. The decrease of $35.2 million in accounts payable and accrued expenses, to $177.9 million at June 30, 2011 from $213.1 million at December 31, 2010, is primarily the result of fluctuations in the timing of payments.

Deferred Income Taxes Payable. The increase of $31.2 million in deferred income taxes payable to $258.7 million at June 30, 2011, from $227.5 million at December 31, 2010, is primarily related to bonus depreciation deductions on leased merchandise under the Small Business Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. The additional bonus depreciation deductions are partially offset by the reversals of the bonus depreciation deductions under the Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010.

Liquidity and Capital Resources

General

Cash flows from operating activities for the six months ended June 30, 2011 and 2010 were $201.1 million in cash inflows and $6.9 million in cash outflows, respectively. The increase in cash flows from operating activities is primarily related to lower 2011 tax payments, tax refunds, income from operations and lower additions to lease merchandise.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $616,000 for the first six months of 2011 and $4.5 million for the comparable 2010 period. Our cash flows from operations include profits on the sale of lease merchandise. Sales of sales and lease ownership stores are an additional source of investing cash flows. Proceeds from such sales were $6.4 million and $1.1 million for the first six months of 2011 and 2010, respectively.

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

At June 30, 2011, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance decreased by $659,000 in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit on the facility is $140.0 million. On May 18, 2011, we entered into a second amendment to our revolving credit agreement, dated May 23, 2008, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the revolving credit agreement added the defined terms “Institutional Investor” and “Private Placement Debt”, to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million and permitted the issuance of our 3.75% senior notes issued to several insurance companies as described below.

We have $24.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were made in 2008, 2009 and 2010, and are due in $12.0 million annual installments until maturity.

In connection with the entry into the note purchase agreement described below, we entered into a letter amendment, dated July 5, 2011, to our existing note purchase agreement to permit the issuance of our 3.75% senior notes issued to several insurance companies.

On July 5, 2011, we entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The new note purchase agreement contains financial maintenance covenants, negative covenants regarding our other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the our existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified.

Our revolving credit agreement, 5.03% senior unsecured notes, 3.75% senior unsecured notes and our franchisee loan facility agreement and guaranty discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2011 and believe that we will continue to be in compliance in the future.

We purchase our Common Stock in the market from time to time as authorized by our board of directors. In May 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of our shares of Common Stock authorized for repurchase to 10,000,000. We repurchased 1,454,112 shares in the first six months of 2011 for a cash outlay of $37.5 million. We have the authority to purchase 8,902,907 additional shares as of June 30, 2011. We repurchased 1,478,805 shares in 2010 for a cash outlay of $28.0 million.

We have a consistent history of paying dividends, having paid dividends for 24 consecutive years. A $.012 per share dividend on our former non-voting Common Stock and Common Stock (formerly our Class A Common Stock) was paid in January 2010, April 2010, July 2010, and October 2010 for a total cash outlay of $3.9 million. Our board of directors increased the dividend 8.3% for the third quarter of 2010 on November 3, 2010 to $.013 per share and the dividend was paid to holders of Common Stock in January 2011. A $.013 per share dividend on Common Stock was paid in April 2011 and July 2011 for a total cash outlay of $2.1 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing cash and cash equivalents, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments

Income Taxes. During the six months ended June 30, 2011, we made $8.8 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for state income taxes of approximately $2.4 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

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

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2011 are shown in the below table under “Contractual Obligations and Commitments.”

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On May 18, 2011, we entered into a second amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the franchisee loan facility extended the maturity date until May 16, 2012, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, and added the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt applicable to us by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150 million, replaced the pricing grid schedule to the franchisee loan facility, to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations, and permitted the issuance of our 3.75% senior notes issued to several insurance companies as described above under the heading “Liquidity and Capital Resources—General.” We remain subject to the financial covenants under the franchisee loan facility.

At June 30, 2011, the debt amount that we might be obligated to repay in the event franchisees defaulted was $131.4 million. Of this amount, approximately $114.1 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $17.3 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Legal Reserves. In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of our store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million.

We are appealing the verdict. It is likely that we will need to post a bond while judgment is stayed pending the appeal process. Although we believe we have meritorious arguments, due to the inherent uncertainty of litigation, there can be no guarantee that we will ultimately be successful in its appeal.

We have accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses and have insurance coverage of $5.0 million. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accruals.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$27,301	$12,000	$12,000	$3,301	$—
Capital Leases	13,830	1,321	2,821	3,428	6,260
Operating Leases	523,813	94,241	149,595	95,662	184,315
Purchase Obligations	34,553	24,698	9,772	83	—

Total Contractual Cash Obligations	$599,497	$132,260	$174,188	$102,474	$190,575

The following table shows the approximate amounts of our commercial commitments as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$131,382	$130,556	$826	$—	$—

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

Deferred income tax liabilities as of June 30, 2011 were approximately $258.7 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At June 30, 2011, we did not have any swap agreements. We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2011, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements

The pronouncements that the Company adopted in the first six months of 2011 did not have a material impact on the consolidated financial statements.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings arising in the ordinary course of business. Although the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact upon its business, financial position or results of operations, it is currently a party to the proceeding described below:

In Alford v. Aaron Rents, Inc. et al., originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million.

The Company believes it has meritorious arguments, and intends to vigorously pursue its appeal. However, this proceeding is still developing, and due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in its appeal, or in others to which it is currently a party. Substantial losses from legal proceedings could have a material adverse impact upon the Company’s business, financial position or results of operations.

ITEM 1A. RISK FACTORS

The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made repurchases of its Common Stock during the second quarter of 2011. On May 3, 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of its Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of shares of Common Stock authorized for repurchase to 10,000,000. As of June 30, 2011, the Company’s Board of Directors had authorized the repurchase of up to an additional 8,902,907 shares of Common Stock pursuant to repurchase authority publicly announced from time-to-time.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	0	$0	0	4,044,796
May 1, 2011 through May 31, 2011	600,000	27.32	600,000	9,400,000
June 1, 2011 through June 30, 2011	497,093	26.06	1,097,093	8,902,907
Total	1,097,093	$26.75	1,097,093	8,902,907

ITEM 6. EXHIBITS

The following exhibits are furnished herewith:

10.1	Second Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the other financial institutions party thereto as lenders, dated as of May 18, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

10.2	Second Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 18, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – August 4, 2011	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 4, 2011		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller