Form 10-Q
period 2011-09-30
AARON'S INC
filed 2011-11-07
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 1, 2011
Common Stock, $.50 Par Value	75,522,971

AARON’S, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	September 30,
	(Unaudited) September 30, 2011	December 31, 2010
ASSETS:
Cash and Cash Equivalents	$218,943	$72,022
Investment Securities	66,984	—
Accounts Receivable (net of allowances of $4,618 in 2011 and $4,544 in 2010)	71,263	69,662
Lease Merchandise	1,291,574	1,280,457
Less: Accumulated Depreciation	(489,290)	(465,973)

	802,284	814,484
Property, Plant and Equipment, Net	219,044	204,912
Goodwill	217,745	202,379
Other Intangibles, Net	4,137	3,832
Prepaid Expenses and Other Assets	54,963	122,932
Assets Held For Sale	11,682	11,849

Total Assets	$1,667,045	$1,502,072

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$219,114	$213,139
Deferred Income Taxes Payable	273,562	227,513
Customer Deposits and Advance Payments	40,704	40,213
Credit Facilities	153,794	41,790

Total Liabilities	687,174	522,655

Commitments and Contingencies	41,500	—

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares; Shares Issued: 90,752,123 at September 30, 2011 and December 31, 2010	45,376	45,376
Additional Paid-in Capital	206,897	201,752
Retained Earnings	889,248	809,084
Accumulated Other Comprehensive (Loss) Income	(319)	846

	1,141,202	1,057,058

Less: Treasury Shares at Cost,
Common Stock, 15,383,790 Shares at September 30, 2011 and 10,664,728 Shares at December 31, 2010	(202,831)	(77,641)

Total Shareholders’ Equity	938,371	979,417

Total Liabilities & Shareholders’ Equity	$1,667,045	$1,502,072

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)

REVENUES:
Lease Revenues and Fees	$370,350	$340,848	$1,139,681	$1,052,494
Retail Sales	8,298	8,362	30,491	32,778
Non-Retail Sales	86,100	84,301	271,154	253,941
Franchise Royalties and Fees	15,889	14,537	47,408	43,611
Other	4,558	4,102	11,826	9,594

	485,195	452,150	1,500,560	1,392,418

COSTS AND EXPENSES:
Retail Cost of Sales	4,872	4,415	18,157	19,028
Non-Retail Cost of Sales	78,508	76,209	246,718	231,729
Operating Expenses	218,319	206,021	646,119	618,690
Lawsuit Expense	—	—	36,500	—
Depreciation of Lease Merchandise	136,727	122,692	415,405	379,580
Interest	1,677	728	3,023	2,415

	440,103	410,065	1,365,922	1,251,442

EARNINGS BEFORE INCOME TAXES	45,092	42,085	134,638	140,976

INCOME TAXES	17,047	15,906	51,405	53,387

NET EARNINGS	$28,045	$26,179	$83,233	$87,589

EARNINGS PER SHARE
Basic	$.36	$.32	$1.05	$1.08

Assuming Dilution	.36	.32	1.04	1.07

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.013	$.012	$.039	$.036

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,133	81,070	78,959	81,315
Assuming Dilution	78,340	81,695	80,122	82,053

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
	(In Thousands)

OPERATING ACTIVITIES:
Net Earnings	$83,233	$87,589
Depreciation of Lease Merchandise	415,405	379,580
Other Depreciation and Amortization	38,405	34,011
Additions to Lease Merchandise	(705,705)	(696,231)
Book Value of Lease Merchandise Sold or Disposed	305,064	285,377
Change in Deferred Income Taxes	46,049	22,647
Loss on Sale of Property, Plant, and Equipment	524	1,065
Gain on Asset Dispositions	(2,739)	(1,582)
Change in Income Tax Receivable	77,377	(56,961)
Change in Accounts Payable and Accrued Expenses	4,855	(3,172)
Change in Commitments and Contingencies	41,500	—
Change in Accounts Receivable	(1,601)	4,539
Excess Tax Benefits from Stock-Based Compensation	(700)	(322)
Change in Other Assets	(9,582)	(5,414)
Change in Customer Deposits and Advanced Payments	491	(5,262)
Stock-Based Compensation	3,805	3,629
Other Changes, Net	(807)	(179)

Cash Provided by Operating Activities	295,574	49,314

INVESTING ACTIVITIES:
Purchase of Investment Securities	(67,590)	—
Additions to Property, Plant and Equipment	(55,951)	(64,014)
Acquisitions of Businesses and Contracts	(34,404)	(17,475)
Proceeds from Sales of Property, Plant, and Equipment	7,712	39,345
Proceeds from Dispositions of Businesses and Contracts	15,614	6,182

Cash Used in Investing Activities	(134,619)	(35,962)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	128,573	2,429
Repayments on Credit Facilities	(16,569)	(15,361)
Dividends Paid	(3,137)	(2,931)
Acquisition of Treasury Stock	(127,193)	(9,060)
Excess Tax Benefits from Stock-Based Compensation	700	322
Issuance of Stock Under Stock Option Plans	3,592	1,631

Cash Used in Financing Activities	(14,034)	(22,970)

Increase (Decrease) in Cash and Cash Equivalents	146,921	(9,618)
Cash and Cash Equivalents at Beginning of Period	72,022	109,685

Cash and Cash Equivalents at End of Period	$218,943	$100,067

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

The consolidated balance sheet as of September 30, 2011, the consolidated statements of earnings for the three and nine months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the full year.

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

Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held to maturity at September 30, 2011 are as follows. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates during 2012 and 2013. There were no investment securities held by the Company at December 31, 2010.

	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate Bonds	$66,984	$—	$(692)	$66,292

Lease Merchandise

Lease merchandise adjustments for the three month periods ended September 30 were $12.7 million in 2011 and $12.2 million in 2010. Lease merchandise adjustments for the nine month periods ended September 30 were $32.6 million in 2011 and $35.3 million in 2010. These adjustments are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles

During the nine months ended September 30, 2011 the Company recorded $7.2 million in goodwill, $1.1 million in customer relationship intangibles, $588,000 in non-compete intangibles, and $94,000 in acquired franchise development rights in connection with a series of acquisitions of sales and lease ownership businesses. The aggregate purchase price for these sales and lease ownership acquisitions totaled $13.5 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment.

During the nine months ended September 30, 2011 the Company recorded $12.0 million in goodwill, $1.2 million in customer relationship intangibles, and $816,000 in non-compete intangibles in connection with a series of acquisitions of HomeSmart businesses. The aggregate purchase price for these HomeSmart acquisitions totaled $20.9 million, with the principal tangible assets acquired consisting of lease merchandise, vehicles and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets are amortized using the straight-line method over the life of the asset. Amortization expense was $455,000 and $777,000 for the three month periods ended September 30, 2011 and 2010, respectively. Amortization expense was $1.4 million and $2.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. These purchase price allocations are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2011.

The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The results of operations for the three months ended September 30, 2011 and 2010 include $612,000 and $874,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the nine months ended September 30, 2011 and 2010 include $1.8 million and $2.5 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended September 30, 2011 and 2010 include $758,000 and $359,000, respectively, in compensation expense related to restricted stock unit (“RSUs”) awards and restricted stock awards (“RSAs”). The results of operations for the nine months ended September 30, 2011 and 2010 include $2.0 million and $1.2 million, respectively, in compensation expense related to RSUs and RSAs.

The Company granted 225,000 RSUs and 6,000 RSAs in the nine months ended September 30, 2011. The Company granted 347,250 stock options and 300,000 RSUs in the nine months ended September 30, 2010. Approximately 2,000 and 57,000 options were exercised during the three month periods ended September 30, 2011 and 2010, respectively. Approximately 263,000 and 86,000 options were exercised during the nine month periods ended September 30, 2011 and 2010, respectively, and 137,000 and 146,000 RSAs vested on February 28, 2011 and 2010, respectively. The aggregate number of shares of common stock that may be issued or transferred under the Company’s incentive stock awards plan is 14,735,112 as of September 30, 2011.

Deferred Compensation

The Company’s Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to compensate such employees for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $5.4 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $5.4 million and $3.5 million as of September 30, 2011 and December 31, 2010, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $60,000 and $59,000 in the three month periods ended September 30, 2011 and 2010, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $250,000 and $174,000 in the nine month periods ended September 30, 2011 and 2010, respectively. Total benefits of $77,000 were paid in the first nine months of 2011 and no benefits were paid in 2010.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the parent company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008.

As of September 30, 2011 and December 31, 2010, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.2 million, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. At September 30, 2011 and December 31, 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs. Such stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 1.0 million and 625,000 for the three months ended September 30, 2011 and 2010, respectively. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 994,000 and 738,000 for the nine months ended September 30, 2011 and 2010, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 182,000 and 169,000 for the three and nine months ended September 30, 2011, respectively. There were no RSAs that had the effect of increasing the weighted average shares outstanding assuming dilution for the three and nine months ended September 30, 2011. There were no RSAs or RSUs that had the effect of increasing the weighted average shares outstanding assuming dilution for the three and nine months ended September 30, 2010.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the three months ended September 30, 2011. Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 325,000 for the three months ended September 30, 2010. Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 293,000 and 325,000 for the nine months ended September 30, 2011 and 2010, respectively. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 6,000 and 438,000 for the three and nine months ended at September 30, 2011 and 2010, respectively.

Assets Held for Sale

Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at September 30, 2011 and December 31, 2010. After adjustment to fair value, the $11.7 million and $11.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, “Fair Value Measurements.”

Disposal Activities

During the second quarter of 2010 the Company closed eight of its Aaron’s Office Furniture stores and subsequently closed all but one store which is open to liquidate merchandise. As a result, the Company recorded $949,000 in the three months ended September 30, 2010 related to the closing of this division. In the first nine months of 2010, the Company closed 10 of its Aaron’s Office Furniture stores and recorded $4.7 million in lease merchandise write-downs and other miscellaneous expenses, totaling $8.1 million. The charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category.

Concentration of Credit Risk

The Company maintained its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-4”). ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-4 is effective for annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and its adoption will require the Company to remove the components of other comprehensive income from statement of changes in stockholders’ equity and present them as provided for in one of the two available options.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit’s or indefinite lived intangible asset’s fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2012, which is not expected to have a material effect on the Company’s consolidated financial statements.

Note B – Credit Facilities

On May 18, 2011, the Company entered into the second amendment to its revolving credit agreement, dated as of May 23, 2008, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the revolving credit agreement (i) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants and (ii) modified the negative covenant restricting debt applicable to the Company by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million. The Company entered into the amendments in order to permit the issuance of the 3.75% senior notes issued to a consortium of insurance companies as described below.

On July 5, 2011, the Company entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The new note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s previously existing note purchase agreement, revolving credit facility and franchisee loan and guaranty facility, as modified.

Contemporaneously with entering into the note purchase agreement and issuing notes, the Company entered into a letter amendment, dated July 5, 2011, to its previously existing note purchase agreement for the purpose of permitting the issuance of the 3.75% senior unsecured notes.

Note C – Comprehensive Income

Comprehensive income is comprised of the net earnings of the Company, foreign currency translation adjustments and unrealized gains (losses) from fuel hedges, as summarized below:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net Earnings	$28,045	$26,179	$83,233	$87,589
Other Comprehensive Income:
Foreign Currency Translation Adjustment	(1,217)	613	(1,153)	547
Fuel Hedges, Net of Tax	—	13	(12)	8

Comprehensive Income	$26,828	$26,805	$82,068	$88,144

Note D – Segment Information

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Revenues From External Customers:
Sales and Lease Ownership	$467,413	$435,573	$1,440,207	$1,331,635
Franchise	15,889	14,537	47,408	43,611
Other	7,430	3,940	13,399	13,343
Manufacturing	17,178	17,591	66,300	56,810

Revenues of Reportable Segments	507,910	471,641	1,567,314	1,445,399
Elimination of Intersegment Revenues	(17,369)	(17,783)	(66,865)	(57,383)
Cash to Accrual Adjustments	(5,346)	(1,708)	111	4,402

Total Revenues from External Customers	$485,195	$452,150	$1,500,560	$1,392,418

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$39,523	$33,493	$98,974	$114,312
Franchise	12,431	11,163	37,193	33,706
Other	(3,001)	(654)	(2,144)	(8,729)
Manufacturing	687	891	2,005	2,443

Earnings Before Income Taxes for Reportable Segments	49,640	44,893	136,028	141,732
Elimination of Intersegment Profit	(687)	(891)	(2,005)	(2,445)
Cash to Accrual and Other Adjustments	(3,861)	(1,917)	615	1,689

Total Earnings Before Income Taxes	$45,092	$42,085	$134,638	$140,976

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

Revenues in the “Other” category are primarily revenues of the Aaron’s Office Furniture division, from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. Included in the Earnings Before Income Taxes results above for the Sales and Lease Ownership segment is a $36.5 million charge for the lawsuit expense described in Note E.

Note E – Commitments

Leases

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

Guarantees

On May 18, 2011, the Company entered into a second amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the franchisee loan facility, among other things, (i) extend the maturity date until May 16, 2012, (ii) increase the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, (iii) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants, (iv) modify the negative covenant restricting debt applicable to the Company by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million, and (v) replace the pricing grid schedule to the franchisee loan facility to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations.

The Company has guaranteed the borrowings of certain independent franchisees under the franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2011, the portion that the Company will be obligated to repay in the event franchisees defaulted was $128.9 million. Of this amount, approximately $109.8 million represents franchise borrowings outstanding under the franchisee loan program and approximately $19.1 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with any defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchise loan and guaranty program.

Litigation

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

The Company has accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accrual. The Company has also recorded insurance coverage receivable of $5 million in the prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2011.

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

Other Commitments

The Company has no long-term commitments to purchase merchandise. At September 30, 2011, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $23.7 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Aaron’s, Inc.

We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of September 30, 2011, and the related consolidated statements of earnings for the three- and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

November 7, 2011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with our growth strategy, competition, trends in corporate spending, our franchise program, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and in our other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.593 billion in 2008 to $1.877 billion in 2010, representing a compound annual growth rate of 8.5%. Total revenues from operations for the three months ended September 30, 2011 were $485.2 million, an increase of $33.0 million, or 7.3%, over the comparable period in 2010. Total revenues from operations for the nine months ended September 30, 2011 were $1.501 billion, an increase of $108.1 million, or 7.8%, over the comparable period in 2010.

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

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $59.1 million of revenues in 2010, up from $45.0 million in 2008, representing a compound annual growth rate of 14.6%. Total revenues from franchise royalties and fees for the three months ended September 30, 2011 were $15.9 million, an increase of $1.4 million, or 9.3%, over the comparable period in 2010. Total revenues from franchise royalties and fees for the nine months ended September 30, 2011 were $47.4 million, an increase of $3.8 million, or 8.7%, over the comparable period in 2010.

Aaron’s Office Furniture Closure. In November 2008, we completed the sale of substantially all of the assets and the transfer of certain liabilities of our legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When we sold our legacy rent-to-rent business, we decided to keep the 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in September 2010 we announced our plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the sales and lease ownership business. In 2010, we closed eleven of the Aaron’s Office Furniture stores and have one remaining store open to liquidate merchandise.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended September 30, 2011, we calculated this amount by comparing revenues for the three months ended September 30, 2011 to revenues for the comparable period in 2010 for all stores open for the entire 15-month period ended September 30, 2011, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2011, we calculated this amount by comparing revenues for the nine months ended September 30, 2011 to revenues for the comparable period in 2010 for all stores open for the entire 24-month period ended September 30, 2011, excluding stores that received lease agreements from other acquired, closed or merged stores.

Key Components of Earnings

In this management’s discussion and analysis section, we review our consolidated results.

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

Critical Accounting Policies

Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from the sales and lease ownership division are recognized as revenue in the month the cash is collected. On a monthly basis, we record a deferral of revenue for lease payments received prior to the month due and an accrual for lease revenues due but not yet received, net of allowances. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. As of September 30, 2011 and December 31, 2010, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $40.0 million and $39.5 million, respectively, and accounts receivable, net of allowance for doubtful accounts based on historical collection rates, of $5.2 million and $4.9 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment.

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

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments for the three month periods ended September 30 were $12.7 million in 2011 and $12.2 million in 2010. Lease merchandise adjustments for the nine month periods ended September 30 were $32.6 million in 2011 and $35.3 million in 2010.

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

From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of September 30, 2011 and December 31, 2010, our reserve for closed stores was $3.6 million and $6.4 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at September 30, 2011.

Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $31.0 million and $27.6 million at September 30, 2011 and December 31, 2010, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $26.2 million and $23.8 million at September 30, 2011 and December 31, 2010, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at September 30, 2011.

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

Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

The following table shows key selected financial data for the three month periods ended September 30, 2011 and 2010, and the changes in dollars and as a percentage to 2011 from 2010:

	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Dollar Increase/ (Decrease) to 2011 from 2010	% Increase/ (Decrease) to 2011 from 2010
REVENUES:
Lease Revenues and Fees	$370,350	$340,848	$29,502	8.7%
Retail Sales	8,298	8,362	(64)	(0.8)
Non-Retail Sales	86,100	84,301	1,799	2.1
Franchise Royalties and Fees	15,889	14,537	1,352	9.3
Other	4,558	4,102	456	11.1

	485,195	452,150	33,045	7.3

COSTS AND EXPENSES:
Retail Cost of Sales	4,872	4,415	457	10.4
Non-Retail Cost of Sales	78,508	76,209	2,299	3.0
Operating Expenses	218,319	206,021	12,298	6.0
Depreciation of Lease Merchandise	136,727	122,692	14,035	11.4
Interest	1,677	728	949	130.4

	440,103	410,065	30,038	7.3

EARNINGS BEFORE INCOME TAXES	45,092	42,085	3,007	7.1

INCOME TAXES	17,047	15,906	1,141	7.2

NET EARNINGS	$28,045	$26,179	$1,866	7.1%

Revenues. The 7.3% increase in total revenues, to $485.2 million for the three months ended September 30, 2011, from $452.2 million for the comparable period in 2010, was due mainly to a $29.5 million, or 8.7%, increase in lease revenues and fees. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 5.3% increase in same store revenues during the third quarter of 2011 and added a net of 75 Company-operated stores since September 30, 2010.

The 2.1% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $86.1 million for the three months ended September 30, 2011, from $84.3 million for the comparable period in 2010, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at September 30, 2011 was 699, reflecting a net addition of 62 stores since September 30, 2010.

The 9.3% increase in franchise royalties and fees, to $15.9 million for the three months ended September 30, 2011, from $14.5 million for the comparable period in 2010, primarily reflects an increase in royalty income from franchisees, increasing 9.4% to $12.8 million for the three months ended September 30, 2011, compared to $11.7 million for the three months ended September 30, 2010. The increase in royalty income is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchised stores.

Other revenues increased 11.1% to $4.6 million for the three months ended September 30, 2011, from $4.1 million for the comparable period in 2010. Included in other revenues for the three months ended September 30, 2011 and 2010 are gains of $1.7 million and $1.2 million, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales increased 10.4% to $4.9 million for the three months ended September 30, 2011, compared to $4.4 million for the comparable period in 2010, and as a percentage of retail sales, increased to 58.7% from 52.8% for the three months ended September 30, 2011 and 2010, respectively, as a result of the higher cost of certain products.

Non-retail cost of sales increased 3.0% to $78.5 million for the three months ended September 30, 2011, from $76.2 million for the comparable period in 2010, and as a percentage of non-retail sales, increased slightly to 91.2% from 90.4% due to a change in the mix of products.

Expenses. Operating expenses for the three months ended September 30, 2011, increased $12.3 million or 6.0%, to $218.3 million from $206.0 million for the comparable period in 2010 as a result of operating expenses related to rapidly increasing the number of HomeSmart stores. As a percentage of total revenues, operating expenses were 45.0% for the three months ended September 30, 2011, and 45.6% for the comparable period in 2010 as a result of certain cost savings initiatives.

Depreciation of lease merchandise increased $14.0 million to $136.7 million for the three months ended September 30, 2011 from $122.7 million during the comparable period in 2010, an 11.4% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise was 36.9% and 36.0%, for the three months ended September 30, 2011 and 2010, respectively, primarily as a result of an increase in lower margin early payouts of agreements.

Interest expense increased to $1.7 million for the three months ended September 30, 2011, compared with $728,000 for the comparable period in 2010, a 130.4% increase. The increase in interest expense was due to higher debt levels during the third quarter of 2011.

Income tax expense increased $1.1 million to $17.0 million for the three months ended September 30, 2011, compared to $15.9 million for the comparable period in 2010, representing a 7.2% increase. Our effective tax rate was 37.8% for the three months ended September 30, 2011 and 2010.

Net Earnings. Net earnings increased $1.9 million to $28.0 million for the three months ended September 30, 2011, compared with $26.2 million for the comparable period in 2010, representing a 7.1% increase. As a percentage of total revenues, net earnings were 5.8% for both the three month periods ended September 30, 2011 and 2010. The increased net earnings resulted from the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 5.3% increase in same store revenues, and a 9.3% increase in franchise royalties and fees.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

The following table shows key selected financial data for the nine month periods ended September 30, 2011 and 2010, and the changes in dollars and as a percentage to 2011 from 2010:

	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Dollar Increase/ (Decrease) to 2011 from 2010	% Increase/ (Decrease) to 2011 from 2010
REVENUES:
Lease Revenues and Fees	$1,139,681	$1,052,494	$87,187	8.3%
Retail Sales	30,491	32,778	(2,287)	(7.0)
Non-Retail Sales	271,154	253,941	17,213	6.8
Franchise Royalties and Fees	47,408	43,611	3,797	8.7
Other	11,826	9,594	2,232	23.3

	1,500,560	1,392,418	108,142	7.8

COSTS AND EXPENSES:
Retail Cost of Sales	18,157	19,028	(871)	(4.6)
Non-Retail Cost of Sales	246,718	231,729	14,989	6.5
Operating Expenses	646,119	618,690	27,429	4.4
Lawsuit Expense	36,500	—	36,500	—
Depreciation of Lease Merchandise	415,405	379,580	35,825	9.4
Interest	3,023	2,415	608	25.2

	1,365,922	1,251,442	114,480	9.1

EARNINGS BEFORE INCOME TAXES	134,638	140,976	(6,338)	(4.5)

INCOME TAXES	51,405	53,387	(1,982)	(3.7)

NET EARNINGS	$83,233	$87,589	$(4,356)	(5.0)%

Revenues. The 7.8% increase in total revenues, to $1.501 billion for the nine months ended September 30, 2011, from $1.392 billion in the comparable period in 2010, was due mainly to an $87.2 million, or 8.3%, increase in lease revenues and fees, plus a $17.2 million, or 6.8%, increase in non-retail sales. The increase in lease revenues and fees was attributable to our sales and lease ownership division, which had a 4.3% increase in same store revenues for the nine months ended September 30, 2011 from the comparable period in 2010 and added a net of 75 Company-operated stores since the end of September 30, 2010.

The 7.0% decrease in revenues from retail sales, to $30.5 million for the nine months ended September 30, 2011 from $32.8 million for the comparable period in 2010, was due to decreased sales as a result of the closure of the Aaron’s Office Furniture stores in the second quarter of 2010.

The 6.8% increase in non-retail sales (which mainly represents merchandise sold to our franchisees), to $271.2 million for the nine months ended September 30, 2011, from $253.9 million for the comparable period in 2010, was due to the growth of our franchise operations. The total number of franchised sales and lease ownership stores at September 30, 2011 was 699, reflecting a net addition of 62 stores since September 30, 2010.

The 8.7% increase in franchise royalties and fees, to $47.4 million for the nine months ended September 30, 2011, from $43.6 million for the comparable period in 2010, primarily reflects an increase in royalty income from franchisees, increasing 9.8% to $39.1 million for the nine months ended September 30, 2011, compared to $35.6 million for the nine months ended September 30, 2010. The increase is due primarily to the growth in the number of franchised stores and same store growth in the revenues of existing franchised stores.

Other revenues increased 23.3% to $11.8 million for the nine months ended September 30, 2011, from $9.6 million for the comparable period in 2010. Included in other revenues for the nine months ended September 30, 2011 and 2010 are gains of $2.7 million and $1.6 million, respectively, on sales of Company-operated stores.

Cost of Sales. Retail cost of sales decreased 4.6% to $18.2 million for the nine months ended September 30, 2011, compared to $19.0 million for the comparable period in 2010, and as a percentage of retail sales, increased to 59.5% from 58.1% for the nine months ended September 30, 2011 and 2010, respectively, as a result of the higher cost of certain products.

Non-retail cost of sales increased 6.5%, to $246.7 million for the nine months ended September 30, 2011, from $231.7 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased slightly to 91.0% from 91.3%.

Expenses. Operating expenses for the nine months ended September 30, 2011 increased $27.4 million to $646.1 million from $618.7 million for the comparable period in 2010, a 4.4% increase. As a percentage of total revenues, operating expenses were 43.1% for the nine months ended September 30, 2011 and 44.4% for the comparable period in 2010 primarily related to increased expenses in 2010 as a result of the closure of the Aaron’s Office Furniture stores.

The Company recorded $36.5 million in lawsuit expense in the nine months ended September 30, 2011. There was no similar charge during 2010.

Depreciation of lease merchandise increased $35.8 million to $415.4 million for the nine months ended September 30, 2011, from $379.6 million during the comparable period in 2010, a 9.4% increase, and as a percentage of total lease revenues and fees, increased slightly to 36.4% in 2011 from 36.1% in 2010.

Interest expense increased $608,000 to $3.0 million for the nine months ended September 30, 2011, compared with $2.4 million for the comparable period in 2010, a 25.2% increase. The increase in interest expense was due to higher debt levels resulting from the issuance of $125.0 million in senior unsecured notes in a private placement debt borrowing in July 2011.

Income tax expense decreased $2.0 million to $51.4 million for the nine months ended September 30, 2011, compared to $53.4 million for the comparable period in 2010, representing a 3.7% decrease. The effective tax rate increased to 38.2% in 2011 from 37.9% in 2010 primarily related to the loss of the Section 199 manufacturing deduction due to the net operating loss created by bonus depreciation and various other state items.

Net Earnings. Net earnings decreased $4.4 million to $83.2 million for the nine months ended September 30, 2011, compared with $87.6 million for the comparable period in 2010, representing a 5.0% decrease. As a percentage of total revenues, net earnings were 5.5% for the nine months ended September 30, 2011, and 6.3% for the nine months ended September 30, 2010. The decrease in net earnings was primarily a result of $36.5 million in lawsuit expense recorded in the second quarter of 2011, offset by the maturing new Company-operated sales and lease ownership stores added over the past several years, contributing to a 4.3% increase in same store revenues, and an 8.7% increase in franchise royalties and fees.

Balance Sheet

Cash and Cash Equivalents. Our cash and cash equivalents balance increased to $218.9 million at September 30, 2011, from $72.0 million at December 31, 2010. The increase in our cash balance is primarily due to an $80.9 million income tax refund received in February 2011, an increase in cash from operations and the issuance of $125 million in senior unsecured notes in a private placement, offset by repurchases of Common Stock. For additional information, refer to the “Liquidity and Capital Resources” and “Commitments” sections below.

Investment Securities. Our investment securities balance was $67.0 million at September 30, 2011 primarily as a result of purchases of corporate bonds in 2011. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates in the period April 2012 to May 2013. We did not hold any investment securities at December 31, 2010.

Property, Plant and Equipment, Net. The increase of $14.1 million in property, plant and equipment, net of accumulated depreciation, to $219.0 million at September 30, 2011 from $204.9 million at December 31, 2010, is primarily the result of the continuing growth of the number of Company-operated stores.

Goodwill. The $15.4 million increase in goodwill, to $217.7 million at September 30, 2011 from $202.4 million on December 31, 2011, is primarily the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2010, offset by the disposal of goodwill in conjunction with store asset sales. The aggregate purchase price for these acquisitions totaled $34.4 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $68.0 million to $55.0 million at September 30, 2011, from $122.9 million at December 31, 2010, primarily as a result of the receipt of the income tax refund in February 2011.

Deferred Income Taxes Payable. The increase of $46.0 million in deferred income taxes payable to $273.6 million at September 30, 2011, from $227.5 million at December 31, 2010, is primarily related to bonus depreciation deductions on leased merchandise under the Small Business Jobs Act of 2010 and the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of 2010. The additional bonus depreciation deductions are partially offset by the reversals of the bonus depreciation deductions under the Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010.

Credit Facilities. The $112.0 million increase in the amounts outstanding under our credit facilities to $153.8 million at September 30, 2011 from $41.8 million at last fiscal year end reflects net borrowings under our note purchase agreement during the first nine months of 2011 primarily to fund purchases of lease merchandise, acquisitions, real estate, investments, working capital and repurchase of our Common Stock.

Liquidity and Capital Resources

General

Cash inflows from operating activities for the nine months ended September 30, 2011 and 2010 were $295.6 million and $49.3 million, respectively. The increase in cash flows from operating activities is primarily related to lower 2011 tax payments and tax refunds.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in these acquisitions and shown under investing activities was $11.1 million for the first nine months of 2011 and $6.3 million for the comparable 2010 period. Our cash flows from operations include profits on the sale of lease merchandise. Sales of sales and lease ownership stores are an additional source of investing cash flows. Proceeds from such sales were $15.6 million and $6.2 million for the first nine months of 2011 and 2010, respectively.

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

At September 30, 2011, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance increased by $112.0 million in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit on the facility is $140.0 million. On May 18, 2011, we entered into a second amendment to our revolving credit agreement, dated as of May 23, 2008, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the revolving credit agreement added the defined terms “Institutional Investor” and “Private Placement Debt”, to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million and permitted the issuance of our 3.75% senior unsecured notes as described below.

We have $12.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012, principal repayments of which were made in 2008, 2009, 2010 and 2011, which are due in $12.0 million annual installments until maturity.

In connection with the entry into the note purchase agreement described below, we entered into a letter amendment, dated as of July 5, 2011, to our previously existing note purchase agreement to permit the issuance of the 3.75% senior unsecured notes.

During the third quarter, we entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The new note purchase agreement contains financial maintenance covenants, negative covenants regarding our other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in our previously existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified.

Our revolving credit agreement, 5.03% senior unsecured notes, 3.75% senior unsecured notes and our franchisee loan facility agreement and guaranty discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2011 and believe that we will continue to be in compliance in the future.

We purchase our Common Stock in the market from time to time as authorized by our board of directors. In May 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of our shares of Common Stock authorized for repurchase to 10,000,000. We repurchased 5,075,675 shares in the first nine months of 2011 for a cash outlay of $127.2 million. We have the authority to purchase 5,281,344 additional shares as of September 30, 2011. We repurchased 478,805 shares in the first nine months of 2010 for a cash outlay of $8.1 million.

We have a consistent history of paying dividends, having paid dividends for 24 consecutive years. A $.012 per share dividend on our former non-voting Common Stock and Common Stock (formerly our Class A Common Stock) was paid in January 2010, April 2010, July 2010, and October 2010 for a total cash outlay of $3.9 million. Our board of directors increased the dividend 8.3% for the third quarter of 2010 on November 3, 2010 to $.013 per share and the dividend was paid to holders of Common Stock in January 2011. A $.013 per share dividend on Common Stock was paid in April 2011, July 2011 and October 2011 for a total cash outlay of $3.1 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing cash and cash equivalents, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments

Income Taxes. During the nine months ended September 30, 2011, we made $10.6 million in income tax payments. Within the next three months, we anticipate that we will make cash payments for state income taxes of approximately $500,000. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

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

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2011 are shown in the table below under “Contractual Obligations and Commitments.”

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. On May 18, 2011, we entered into a second amendment to our second amended and restated loan facility and guaranty, dated as of June 18, 2010, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the franchisee loan facility extended the maturity date until May 16, 2012, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, and added the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt applicable to us by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150 million, replaced the pricing grid schedule to the franchisee loan facility, to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations, and permitted the issuance of our 3.75% senior unsecured notes issued to several insurance companies as described above under the heading “Liquidity and Capital Resources—General.” We remain subject to the financial covenants under the franchisee loan facility.

At September 30, 2011, the debt amount that we might be obligated to repay in the event franchisees defaulted was $128.9 million. Of this amount, approximately $109.8 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $19.1 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

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

We have accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accruals. We have also recorded insurance coverage receivable of $5 million in the prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2011.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years

Credit Facilities, Excluding Capital Leases	$140,301	$12,000	$25,000	$53,301	$50,000
Capital Leases	13,493	1,303	2,889	3,429	5,872
Operating Leases	521,714	95,059	151,148	96,276	179,231
Purchase Obligations	24,177	19,962	4,187	28	—

Total Contractual Cash Obligations	$699,685	$128,324	$183,224	$153,034	$235,103

The following table shows the approximate amounts of our commercial commitments as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years

Guaranteed Borrowings of Franchisees	$128,928	$128,227	$701	$—	$—

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

Deferred income tax liabilities as of September 30, 2011 were $273.6 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the book basis of assets and liabilities and their respective tax basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

Occasionally, we manage our exposure to changes in short-term interest rates, particularly to reduce the impact on our floating-rate borrowings, by entering into interest rate swap agreements. At September 30, 2011, we did not have any swap agreements. We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2011, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements

The pronouncements that the Company adopted in the first nine months of 2011 did not have a material impact on the consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-4”). ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-4 is effective for annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and its adoption will require the Company to remove the components of other comprehensive income from statement of changes in stockholders’ equity and present them as provided for in one of the two available options.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit’s or indefinite lived intangible asset’s fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2012, which is not expected to have a material effect on the Company’s consolidated financial statements.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company has an update to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

If our information technology systems are breached or are otherwise impaired, our business could be interrupted, our reputation could be harmed and we may experience lost sales and increased costs and expenses.

We rely on our information technology systems to operate our business. We collect, transmit and store potentially sensitive information about our employees and customers on our information technology systems. Due to the nature of our business, we may collect, transmit and store more of such information than other types of retailers. Although we take precautions to protect this information, it is possible that hackers or other malefactors could attack our systems and attempt to obtain such information, or such information could be exposed by accident or failure of our systems. We have experienced security incidents in the past, although none has resulted in a material loss to date.

We also rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise. Failures of our systems—whether due to intentional malfeasance by outside parties or to accidental causes, such as “bugs,” crashes or operator error—could seriously impair our ability to operate our business.

A significant compromise of sensitive employee and customer information in our possession could result in legal damages and expenses and regulatory penalties. Network or system failures that seriously impair our ability to operate our business could result in potential financial losses, expenses and liability. Both security breaches and network or system failures could harm our reputation, potentially leading to decreased sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made repurchases of its Common Stock during the third quarter of 2011. On May 3, 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of its Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of shares of Common Stock authorized for repurchase to 10,000,000. As of September 30, 2011, the Company’s Board of Directors had authorized the repurchase of up to an additional 5,281,344 shares of Common Stock pursuant to repurchase authority publicly announced from time-to-time.

	September 30,	September 30,	September 30,	September 30,
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	330,000	$25.57	330,000	8,572,907
August 1, 2011 through August 31, 2011	2,981,091	$24.60	3,311,091	5,591,816
September 1, 2011 through September 30, 2011	310,472	$25.71	3,621,563	5,281,344
Total	3,621,563	$24.78	3,621,563	5,281,344

ITEM 6. EXHIBITS

The following exhibits are furnished herewith:

10.1

Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of July 5, 2011 and Form of Senior Note, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011 (“the 7/8/2011 Form 8-K”), which exhibit is by this reference incorporated herein.

10.2

Third Letter Amendment made as of July 5, 2011 to Note Purchase Agreement by and among Aaron’s, Inc. (f/k/a Aaron Rents, Inc.) and certain other obligors and the purchasers dated as of July 27, 2005, as amended by a First Amendment to Note Purchase Agreement, dated as of November 4, 2008, and a letter amendment, dated as of April 19, 2011, filed as Exhibit 10.2 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.3

Third Amendment made and entered into as of July 1, 2011 to Revolving Credit Agreement dated as of May 23, 2008 by and among Aaron’s, Inc., the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10.3 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.4

Third Amendment made and entered into as of July 1, 2011 to Second Amended and Restated Loan Facility Agreement and Guaranty dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10.4 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

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

101*

The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – November 7, 2011	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – November 7, 2011		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller