Form 10-K
period 2011-12-31
AARON'S INC
filed 2012-02-29
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $1,705,665,230. As of February 22, 2012, there were 76,031,340 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

General

Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. We engage in the lease ownership, lease and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Philips®, Panasonic®, Sony®, Dell®, Hewlett-Packard®, Simmons®, Frigidaire®, and Sharp®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our sales and lease ownership business, which includes Aaron’s Sales & Lease Ownership and HomeSmart stores, through opening new Company-operated stores, expanding our franchise program, and making selective acquisitions.

As of December 31, 2011, we had 1,945 stores, comprised of 1,232 Company-operated stores in 28 states and 713 independently-owned franchised stores in 48 states and Canada. We have added 376 Company-operated and 272 franchised stores since the beginning of 2007. Included in the Company store counts above are 1,160 Aaron’s Sales & Lease Ownership stores, 71 HomeSmart stores and one Aaron’s Office Furniture store. Aaron’s Sales & Lease Ownership Division includes 16 Company-operated and six franchised RIMCO stores, our wheels, tires and accessories sales and lease ownership concept.

We have a history of revenue growth and profitability. Total revenues increased to $2.024 billion in 2011 from $1.395 billion in 2007, representing a 9.8% compound annual growth rate. Our total net earnings from continuing operations increased to $113.8 million in 2011 from $80.3 million in 2007 representing a 9.1% compound annual growth rate.

Our Chairman, R. Charles Loudermilk, Sr., established Aaron’s in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, N.E., Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.

We own or have rights to various trademarks and trade names used in our business.

Aaron’s Sales & Lease Ownership. Our Aaron’s Sales & Lease Ownership division focuses on providing durable household goods to lower to middle income consumers who have limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. Our sales and lease ownership program enables these customers to obtain quality-of-life enhancing merchandise that they might otherwise not be able to afford, without incurring additional debt or long-term obligations.

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

HomeSmart. In 2011 we expanded our HomeSmart division through acquisitions and new store openings by a net of 68 Company-operated stores. These stores offer primarily weekly payment lease agreements for products that are similar to those in our Aaron’s stores. HomeSmart’s offerings compliment the Aaron’s monthly lease payment option by offering primarily a weekly lease payment option to customers with limited access to both credit and cash.

Woodhaven Furniture Industries. Aaron’s is the only major furniture lease company in the United States that manufactures its own furniture. We operate five furniture manufacturing plants and nine bedding manufacturing facilities. By manufacturing our own specially designed residential furniture and bedding, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products. Woodhaven Furniture Industries’ entire production is leased and sold through our stores.

Aaron’s Office Furniture. After disappointing results in a difficult economic environment, in June 2010 we announced plans to close all of the then 12 remaining the Aaron’s Office Furniture stores and focus on the Company’s sales and lease ownership business. Since June 2010, we closed 11 of the Aaron’s Office Furniture stores and have one remaining store open to liquidate merchandise. During 2010, we recorded $9.0 million in charges related to write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores and the division. We did not incur significant charges in 2011 related to winding down the division.

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

We believe that the decline in the number of furniture stores and the limited number of retailers that focus on credit installment sales to lower and middle income consumers has created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership business. We believe that the segment of the population targeted by our sales and lease ownership business comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.

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

Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their lease merchandise. Based upon industry data, we believe when merchandise is initially leased our customers obtain ownership more (over 46%) versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:

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

•

Flexible payment methods—we offer our customers the opportunity to pay by cash, check, debit card or credit card, compared with the more common cash payment method at typical rent-to-own stores. Aaron’s Sales & Lease Ownership stores currently receive approximately 53% payment volume (in dollars) from customers by check, debit card or credit card. HomeSmart stores currently receive approximately 37% payment volume (in dollars) from customers by check, debit card or credit card. We also accept online payments.

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

Unlike transactions with most traditional retailers, where the customer is committed to purchase the merchandise, our sales and lease ownership transactions are not credit installment contracts, and the customer may elect to terminate the transaction after a short initial lease period. Our sales and lease ownership stores offer an up-front “cash and carry” purchase option and a 120 day same as cash option on most merchandise at prices that are competitive with traditional retailers.

Operating Strategies

Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:

•

Differentiate our sales and lease ownership concept – We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors’, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make customers feel welcomed in our stores.

•

Offer high levels of customer service and satisfaction – We foster good relationships with our customers to attract recurring business and encourage them to lease merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of leased merchandise, in many cases by same or next day delivery, and repair service at no charge to the customer. We have also established an employee training program called Aaron’s University, which is a 98-course curriculum designed to enhance the customer relation skills of both Company-operated and franchised store managers and other operating personnel.

•

Promote our vendors and the Aaron’s® brand name – Our marketing initiatives reach the target Aaron’s customer in a variety of ways. We advertise our brand name “Dream Products” through our “Drive Dreams Home” sponsorship of NASCAR Championship Racing. Sponsorship of other sporting events, such as professional football, basketball and baseball, and various college sports, also targets this distinct market. Every month, we distribute mass mailings of promotional material outlining specific products. Our goal is to reach households within a specified radius of each store on a consistent basis every month. Currently, we mail over 27 million flyers each month to consumers in areas served by our stores. We also utilize national and local television and radio advertising in our markets and for special promotions throughout the year.

•

Manage merchandise through our manufacturing and distribution capabilities – We believe that our manufacturing operations and network of 16 fulfillment centers at December 31, 2011 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise, and provides us a reliable source of products. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.

•

Utilize proprietary management information systems – We use proprietary computerized information systems to systematically pursue collections, to manage merchandise returns and to match inventory with demand. Each of our stores, including franchised sales and lease ownership stores, is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis.

Growth Strategies

We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:

•

Open additional Company-operated sales and lease ownership stores – We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added a net of 82 Company-operated sales and lease ownership stores in 2011.

•

Increase our sales and lease ownership franchises – We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of Company-operated and franchised stores creates a larger store base that generally enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of revenues.

•

Increase revenues and net earnings from existing sales and lease ownership stores – We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our Company-operated sales and lease ownership stores of 4.4% in 2011, 3.5% in 2010, and 8.1% in 2009. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our Aaron’s Sales & Lease ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.

•

Seek selective acquisitions in both new and existing sales and lease ownership markets – We will continue to explore acquisitions of other rent-to-own operations and select franchised stores. In 2011, we acquired the lease agreements, merchandise and assets of 85 sales and lease ownership stores. Thirty-two of these stores were subsequently merged with existing locations, and one was sold to a franchisee resulting in 52 new stores from acquisitions. We will also seek to convert the stores of existing independent lease operators to Aaron’s Sales & Lease Ownership franchised stores. In 2011, we sold ten of our sales and lease ownership stores to franchisees and 15 to a third party operator.

•

Develop and expand HomeSmart weekly pay concept – In 2010 we opened our first HomeSmart store and had 71 open at the end of 2011. We expect revenue in our HomeSmart division to grow as these recently opened stores grow in customers and start-up losses in existing stores diminish as the stores mature. We plan to open additional HomeSmart stores in the future assuming acceptable financial returns can be achieved.

•

Explore international expansion – In 2011 the Company purchased 11.5% of the outstanding common stock of a U.K. rent-to-own company and may further pursue international opportunities as they present themselves.

Operations

Aaron’s Sales & Lease Ownership

We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2011, we had 1,160 Company-operated sales and lease ownership stores in 28 states.

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

The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse of 8,000 to 10,000 square feet, with an average of approximately 9,000 square feet. In selecting locations for new sales and lease ownership stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. We also build to suit or occupy stand-alone stores in certain markets. Many of our stores are placed near existing competitors’ stores. Each sales and lease ownership store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within approximately ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our Woodhaven Furniture Industries division.

We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 91% of our Aaron’s Sales & Lease Ownership agreements are monthly and approximately 9% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Customers can have the item serviced free of charge or replaced at any time during the lease agreement. We re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores. At December 31, 2011, we had 16 Company-operated and six franchised RIMCO stores open.

Aaron’s Sales & Lease Ownership Franchise Program

We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with Company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2011, we had 713 franchised stores open and area development agreements with franchisees to open 230 stores in the future.

Franchisees are approved on the basis of the applicant’s business background and financial resources. We generally seek franchisees who will enter into area development agreements for several stores, although some franchisees currently operate a single store. Most franchisees are involved in the day-to-day operations of their stores.

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

We assist each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron’s sales and lease ownership concept, one of our pre-opening directors visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, we help in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we provide assistance in assuring that the design and decor of the showroom is consistent with our requirements. We also lease the exterior signage to the franchisee and assist with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

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

Our internal audit department conducts operational audits of every franchised store a minimum of once per year with additional audits performed due to General Manager turnover, risk assessments, and failing audits. We also conduct annual financial audits of each franchise and an annual operational audit of each franchised store. In addition, our proprietary management information system links each Company and franchised store to corporate headquarters.

HomeSmart

Our HomeSmart division serves customers primarily through weekly payment lease agreements with products similar to those leased through our Aaron’s Sales & Lease Ownership stores. We established the HomeSmart division in late 2010 and at December 31, 2011, we had 71 Company-operated HomeSmart stores in eleven states.

The typical HomeSmart store layout is a combination showroom and warehouse of 4,000 to 6,000 square feet, with an average of approximately 5,000 square feet. In selecting locations for new HomeSmart stores, we generally look for sites in well-maintained strip shopping centers with good access, which are strategically located in established working class neighborhoods and communities. Many of our stores are placed near existing competitors’ stores. Each HomeSmart store usually maintains at least two trucks and crews for pickups and deliveries and generally offers same or next day delivery for addresses located within approximately ten miles of the store. We emphasize a broad selection of brand name electronics, computers and appliances, and offer customers a wide selection of furniture, including furniture manufactured by our Woodhaven Furniture Industries division.

We believe that our HomeSmart stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators. Approximately 30% of our HomeSmart agreements are currently monthly, 6% are semi-monthly and approximately 64% are weekly. Customers can have the item serviced free of charge or replaced at any time during the lease agreement. We re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

Manufacturing

Our Woodhaven Furniture Industries division has manufactured furniture for our stores since 1971. Woodhaven Furniture Industries’ entire production is leased or sold through our stores. The division has five furniture manufacturing plants and nine bedding manufacturing facilities, totaling approximately 867,000 square feet in the aggregate, that supply the majority of our upholstered furniture and bedding. We are currently in the process of expanding our bedding facilities.

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

Woodhaven also provides replacement covers of all styles and fabrics of its upholstered furniture for use in reconditioning lease return furniture.

The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier, and none of the raw materials we use are in short supply.

Marketing and Advertising

Aaron’s advertises on national broadcast and cable television networks with a combination of brand and image as well as price promotions. Aaron’s has national broadcast partnerships with ESPN/ABC, FOX NASCAR, TBS and UNIVISION.

We believe we have garnered significant value from our sports marketing initiatives. Tightly targeting our customer demographics, we sponsor motorsports teams and event broadcasts at various levels along with select professional and collegiate sports, such as NFL and NBA teams, SEC and ACC college athletic programs, an IMG collegiate sports national sponsorship package of 31 schools, among others.

Our premier title sponsorship continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. Both races are broadcast live on national television and are among the most watched events on the NASCAR circuit.

In 2012, we continue our NASCAR Sprint Cup team sponsorship of Michael Waltrip Racing for 30 of 36 races in the NASCAR Sprint Cup Series. Drivers Michael Waltrip and Mark Martin will both drive the Aaron’s #55 “Dream Machine.”

All of our sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that have proven to significantly enhance the Company’s brand awareness and customer loyalty.

Paces East Advertising, Aaron’s in-house advertising and promotions department, distributes direct mail circulars each month to over 27 million homes in the United States and Canada. The circulars feature brand name merchandise along with the features, options, and benefits of Aaron’s sales and lease ownership program. Paces East also implements our grand opening “Jump Start” marketing initiatives programs designed to ensure each new store quickly establishes a strong customer count.

Store Operations

Management. Aaron’s Sales & Lease Ownership division has 12 regional vice presidents who are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. Correspondingly, our HomeSmart division and Aaron’s Office Furniture division each have one regional vice president each.

Stores are directly supervised by 118 Aaron’s Sales & Lease Ownership regional managers, 11 HomeSmart regional managers, and two RIMCO regional managers. At the individual store level, the store manager is primarily responsible for overseeing:

•	customer relations and account management;

•	deliveries and pickups;

•	warehouse and inventory management;

•	hiring and terminating store employees; and

•	certain marketing efforts.

Store managers are also responsible for inspecting lease return merchandise to determine whether it should be sold as is, leased again as is, repaired and sold, or reconditioned and leased again. A significant portion of the store manager’s compensation is dependent upon store revenues and profits.

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

We do not extend credit to sales and lease ownership customers. Net Company-wide merchandise shrinkage as a percentage of combined lease revenues was 3.0% in 2011, 3.3% in 2010 and 2.9% in 2009. We believe that our collection and repossession policies comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

Customer Service. We believe that customer service is one of the most important elements in the success of our business. Customer satisfaction is critical because the customer typically has the option of returning the leased merchandise at any time. Our goal is to make our customers feel positive about Aaron’s and our products from the moment they enter our showrooms. Items are serviced at no charge to the customer, and free delivery is available in most cases. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.

Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. Our Aaron’s Sales & Lease Ownership division has developed one of the largest training programs in the industry, called Aaron’s University. Aaron’s University is designed to provide a uniform customer service experience regardless of the store’s location, or whether it is Company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s University. Aaron’s national trainers provide live interactive training via webinars on a daily basis to entry level and management level associates. The learning program is also complimented with a robust e-learning library with a constantly growing curriculum.

In addition to the e-learning program, Aaron’s University has a management development program that offers facilities-based training for store management caliber associates. Additionally, approximately once a month we produce video based communications on a wide variety of topics of interest to our store personnel regarding current Company initiatives. Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution

Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.

The following table shows the percentage of sales and lease ownership revenues for the year ended December 31, 2011, 2010 and 2009 attributable to different merchandise categories:

Merchandise Category	Percentage of 2011 Revenues	Percentage of 2010 Revenues	Percentage of 2009 Revenues
Electronics	36%	37%	37%
Furniture	32%	31%	30%
Appliances	17%	16%	15%
Computers	12%	13%	14%
Other	3%	3%	4%

We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. We have no long-term agreements for the purchase of merchandise.

Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 119,000 square feet, to control merchandise. All Company-operated sales and lease ownership stores receive merchandise directly from our 16 fulfillment centers, together totaling approximately 1,900,000 square feet. Most of our continental United States stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.

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

Working Capital

We are required to maintain significant levels of lease merchandise in order to provide the enhanced service levels demanded by the nature of our business and our customers, and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of lease merchandise could materially adversely affect our relationships with our customers and adversely affect our business. We believe our operating cash flows, credit availability under our loan agreements and other sources of financing are adequate to finance our normal liquidity requirements. We will continue to aggressively pursue merchandise management, maintain tight cost controls and limit capital expenditures. However, deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

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

Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores. Most state lease purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the amount of deemed “interest” that rent-to-own companies may charge on rent-to-own transactions, generally defining “interest” as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws in those states where we use a lease purchase form of agreement. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.

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

Employees

At December 31, 2011, Aaron’s had approximately 11,200 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

Information on Segments and Geographic Areas

We currently only operate in the United States and Canada. Information on our four reportable segments—Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing—is set forth in Note K to our Consolidated Financial Statements. See Item 8 of Part II.

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

Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is called “new store drag.” During 2011, we estimate that start-up expenses for new stores reduced our net earnings by approximately $11 million, or $.14 per diluted share for our Aaron’s Sales & Lease Ownership stores and approximately $4 million, or $.06 per diluted share for our HomeSmart stores. We cannot be certain that we will be able to fully recover these significant costs in the future.

We may not be able to attract qualified franchisees, which may slow the growth of our business.

Our growth strategy also depends significantly upon our franchisees developing new franchised sales and lease ownership stores. We generally seek franchisees who meet our stringent business background and financial criteria, and who are willing to enter into area development agreements for several stores. A number of factors, however, could inhibit our ability to find qualified franchisees, including general economic downturns or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect our franchisees’ ability to obtain adequate capital to develop and operate new stores on time, or at all. Our inability to find qualified franchisees could slow our growth.

Qualified franchisees who conform to our standards and requirements are also important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our Company-operated stores. Our franchisees may fail in key areas, which could in turn slow our growth, reduce our franchise revenues or damage our image and reputation.

If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, our profitability may decrease.

We frequently acquire other sales and lease ownership businesses. We acquired the lease agreements, merchandise and assets of 38 Aaron’s Sales & Lease Ownership stores and 47 HomeSmart stores through acquisitions in 2011. If we are unable to integrate businesses we acquire successfully, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron’s existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

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

If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, we may be required to pay to satisfy these obligations which could have a material adverse effect on our business and financial condition.

We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $200.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2011 was $128.8 million. Of this amount, approximately $108.5 million represents franchisee borrowings outstanding under the franchise loan program and approximately $20.3 million represents franchisee borrowings that we guarantee under other debt facilities. Although we have had no significant losses associated with the franchisee loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.

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

Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 4.4% in 2011 and 3.5% in 2010. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:

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

Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.

Currently 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations.

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

The current economic downturn has renewed legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us, nor can we guarantee that Canadian law will not be enacted that would be materially adverse to us.

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of federal and state or Canadian provincial laws and regulations and consumer tort law, including fraud, consumer protection, information and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Continuation or worsening of current economic conditions could result in decreased revenues or increased costs.

The United States’ and other economies are currently experiencing distress and uncertainty accompanied by high unemployment. Although we believe the economic downturn has resulted in increased business in our sales and lease ownership stores, as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period of time, or get worse, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.

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

As a franchisor, we are subject to regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. See Item 3, “Legal Proceedings,” for information on some of our pending legal proceedings.

We are subject to legal proceedings from time to time which seek material damages.

We frequently are subject to legal proceedings, including class actions, that seek material damages. Although we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon us, we cannot assure you that we will not incur material damages in a lawsuit or other proceeding in the future. Significant final judgments, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources.

If we fail to protect the security of personal information about our customers and employees, we could be subject to costly private litigation, government enforcement actions or material remedial costs, and our reputation could suffer.

We collect, transmit and store potentially sensitive information about our employees, franchisees and customers on our information technology systems. Due to the nature of our business, we may collect, transmit and store more of such information than other types of retailers. We also serve as an information technology provider to our franchisees and store and process information related to their customers on our systems. Although we take precautions to protect this information, it is possible that hackers or other malefactors could attack our systems and attempt to obtain such information, or such information could be exposed by accident or failure of our systems.

We have experienced security incidents in the past, including an incident in which customer information was compromised, although no security incidents have resulted in a material loss to date. We are in the process of improving our system security, although there can be no assurance that these improvements, or others that we implement from time to time, will be effective to prevent all security incidents. We maintain cyber security insurance liability coverage intended to help mitigate the financial risk of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents.

A significant compromise of sensitive customer or employee information in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions, or in remediating breaches, could be material. Security breaches could also harm our reputation with our customers, potentially leading to decreased revenues.

If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost sales and increased costs and expenses.

We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems—whether due to intentional malfeasance by outside parties or to accidental causes, such as “bugs,” crashes, operator error or catastrophic events—could seriously impair our ability to operate our business. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space for most of our store and warehouse operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 20 years at rental rates generally adjusted on the basis of the consumer price index or other factors.

The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQUARE FT.
Cairo, Georgia	Manufacturing - Furniture Manufacturing - Owned	300,000
Cairo, Georgia	Manufacturing - Furniture Manufacturing - Owned	147,000
Coolidge, Georgia	Manufacturing - Furniture Manufacturing - Owned	81,000
Coolidge, Georgia	Manufacturing - Furniture Manufacturing - Owned	48,000
Coolidge, Georgia	Manufacturing - Furniture Manufacturing - Owned	41,000
Coolidge, Georgia	Manufacturing - Administration and Showroom - Owned	10,000
Lewisburg, Pennsylvania	Manufacturing - Bedding Manufacturing - Leased	25,000
Fairburn, Georgia	Manufacturing - Bedding Manufacturing - Leased	52,000
Sugarland, Texas	Manufacturing - Bedding Manufacturing - Owned	20,000
Orlando, Florida	Manufacturing - Bedding Manufacturing - Leased	16,000
Lornton, Virginia	Manufacturing - Bedding Manufacturing - Leased	22,000
Kansas City, Kansas	Manufacturing - Bedding Manufacturing - Leased	12,500
Phoenix, Arizona	Manufacturing - Bedding Manufacturing - Leased	20,000
Plainfield, Indiana	Manufacturing - Bedding Manufacturing - Leased	24,000
Buford, Georgia	Manufacturing - Bedding Manufacturing - Leased	48,000
Auburndale, Florida	Sales and Lease Ownership - Fulfillment Center - Leased	125,000
Belcamp, Maryland	Sales and Lease Ownership - Fulfillment Center - Leased	96,000
Obetz, Ohio	Sales and Lease Ownership - Fulfillment Center - Leased	93,000
Dallas, Texas	Sales and Lease Ownership - Fulfillment Center - Leased	130,000
Fairburn, Georgia	Sales and Lease Ownership - Fulfillment Center - Leased	134,000
Sugarland, Texas	Sales and Lease Ownership - Fulfillment Center - Owned	134,000
Huntersville, North Carolina	Sales and Lease Ownership - Fulfillment Center - Leased	214,000
LaVergne, Tennessee	Sales and Lease Ownership - Fulfillment Center - Leased	140,000
Oklahoma City, Oklahoma	Sales and Lease Ownership - Fulfillment Center - Leased	82,000
Phoenix, Arizona	Sales and Lease Ownership - Fulfillment Center - Leased	112,000
Magnolia, Mississippi	Sales and Lease Ownership - Fulfillment Center - Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership - Fulfillment Center - Leased	91,000
Portland, Oregon	Sales and Lease Ownership - Fulfillment Center - Leased	100,000
Rancho Cucamonga, California	Sales and Lease Ownership - Fulfillment Center - Leased	91,000
Westfield, Massachusetts	Sales and Lease Ownership - Fulfillment Center - Leased	133,000
Kansas City, Kansas	Sales and Lease Ownership - Fulfillment Center - Leased	100,000

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

From time to time, we are party to various legal proceedings arising in the ordinary course of business. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them. Some of the proceedings we are currently a party to are described below:

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80.0 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million. The Company filed motions to reduce the verdict and/or for a new trial and was required to post a bond in the amount of $5.0 million while judgment was stayed pending post-trial motions. On January 13, 2012, the court ruled that the verdict would not be sustained in its current form and the Company is waiting for a detailed ruling from the court regarding whether it will order a new trial on liability and/or damages or reduce the jury’s damages award beyond the reduction previously described.

In Margaret Korrow, et al. v. Aaron’s Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Discovery is proceeding and no class has yet been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. It is expected that the district court will issue a final ruling based upon this recommendation in the second quarter of 2012. It is possible that the court may permit plaintiffs to file an amended complaint. The Company has received inquiries from government agencies requesting information regarding this lawsuit and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

We believe we have meritorious defenses to the claims described above, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Effective December 13, 2010, all shares of the Common Stock began trading as a single class on the New York Stock Exchange under the ticker symbol “AAN.” The CUSIP number of the Common Stock is 002535300.

The number of shareholders of record of the Company’s Common Stock at February 22, 2012 was 270 .. The closing price for the Common Stock at February 22, 2012 was $ 27.97.

The following table shows the range of high and low closing prices per share for the Company’s former Nonvoting Common Stock and Company’s former Class A Common Stock (now known as the Common Stock) and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
December 31, 2011
First Quarter	$25.52	$19.16	$.013
Second Quarter	29.29	24.79	.013
Third Quarter	29.34	22.17	.013
Fourth Quarter	29.10	23.24	.015
December 31, 2010
Fourth Quarter (December 13, 2010 – December 31, 2010)(1)	$20.67	$19.73	$.013

Former Nonvoting Common Stock	High	Low	Cash Dividends Per Share
December 31, 2010
First Quarter(2)	$22.47	$18.25	$.012
Second Quarter(2)	24.32	17.05	.012
Third Quarter	18.62	16.16	.012
Fourth Quarter (October 1, 2010 – December 10, 2010)(1)	22.53	16.92	NA

Former Class A Common Stock	High	Low	Cash Dividends Per Share
December 31, 2010
First Quarter(2)	$18.10	$14.60	$.012
Second Quarter(2)	19.85	13.55	.012
Third Quarter	18.40	13.00	.012
Fourth Quarter (October 1, 2010 – December 10, 2010)(1)	21.03	16.81	NA

(1)	Effective December 13, 2010 shares of the former Nonvoting Common Stock were converted into shares of Class A Common Stock and the Class A Common Stock was renamed Common Stock.
(2)	Shares have been adjusted for the effect of the 3-for-2 partial stock split distributed on April 15, 2010 and effective April 16, 2010.

Subject to our ongoing ability to generate sufficient income, any future capital needs and other contingencies, we expect to continue our policy of paying quarterly dividends. Under our revolving credit agreement, we may pay cash dividends in any year only if the dividends do not exceed 50% of our consolidated net earnings for the prior fiscal year plus the excess, if any, of the cash dividend limitation applicable to the prior year over the dividend actually paid in the prior year.

Issuer Purchases of Equity Securities

The Company repurchased 5,075,675 shares of Common Stock during 2011 at an average price of $25.06 under our publically-announced share repurchase program at the discretion of the Chief Financial Officer. As of December 31, 2011, 5,281,344 Common Stock shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.

The following table provides information regarding our Common Stock repurchases. All repurchases were made on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number Common Stock Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	—	—	—	5,281,344
November 1 through November 30, 2011	—	—	—	5,281,344
December 1 through December 31, 2011	—	—	—	5,281,344

QTD Total	—	—	—

Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Aaron’s, Inc. which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2011. Amounts have been restated to reflect the Aaron’s Corporate Furnishings division as discontinued operations. See Note N to our Consolidated Financial Statements in Item 8 of Part II for a discussion of the sale of our Aaron’s Corporate Furnishings division. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

(Dollar Amounts in Thousands, Except Per Share Data)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$1,516,508	$1,402,053	$1,310,709	$1,178,719	$1,045,804
Retail Sales	38,557	40,556	43,394	43,187	34,591
Non-Retail Sales	388,960	362,273	327,999	309,326	261,584
Franchise Royalties and Fees	63,255	59,112	52,941	45,025	38,803
Other	16,769	12,853	17,744	16,351	14,157

	2,024,049	1,876,847	1,752,787	1,592,608	1,394,939

Costs and Expenses:
Retail Cost of Sales	22,738	23,013	25,730	26,379	21,201
Non-Retail Cost of Sales	353,745	330,918	299,727	283,358	239,755
Operating Expenses	872,248	824,929	771,634	705,566	617,106
Lawsuit Expense	36,500	—	—	—	—
Depreciation of Lease Merchandise	550,732	504,105	474,958	429,907	391,538
Interest	4,709	3,096	4,299	7,818	7,587

	1,840,672	1,686,061	1,576,348	1,453,028	1,277,187

Earnings From Continuing Operations Before Income Taxes	183,377	190,786	176,439	139,580	117,752
Income Taxes	69,610	72,410	63,561	53,811	44,327

Net Earnings From Continuing Operations	113,767	118,376	112,878	85,769	73,425
(Loss) Earnings From Discontinued Operations, Net of Tax	—	—	(277)	4,420	6,850

Net Earnings	$113,767	$118,376	$112,601	$90,189	$80,275

Earnings Per Share From Continuing Operations	$1.46	$1.46	$1.39	$1.07	$0.90
Earnings Per Share From Continuing Operations Assuming Dilution	1.43	1.44	1.38	1.06	0.89
Earnings Per Share From Discontinued Operations	.00	.00	.00	.06	.08
(Loss) Earnings Per Share From Discontinued Operations Assuming Dilution	.00	.00	(.01)	.05	.08
Dividends Per Share:
Common Stock	.054	.049	.046	.043	.041
Former Class A Common Stock	N/A	.049	.046	.043	.041

FINANCIAL POSITION (Dollar Amounts in Thousands)
Lease Merchandise, Net	$862,276	$814,484	$682,402	$681,086	$558,322
Property, Plant and Equipment, Net	226,619	204,912	215,183	209,452	228,275
Total Assets	1,735,149	1,502,072	1,321,456	1,233,270	1,113,176
Credit Facilities	153,789	41,790	55,044	114,817	185,832
Shareholders’ Equity	976,554	979,417	887,260	761,544	673,380

AT YEAR END
Stores Open:
Company-operated	1,232	1,150	1,097	1,053	1,030
Franchised	713	664	597	504	484
Lease Agreements in Effect	1,508,000	1,325,000	1,171,000	1,017,000	820,000
Number of Associates	11,200	10,400	10,000	9,600	9,100

Earnings per share data has been adjusted for the effect of the 3-for-2 partial stock split distributed on April 15, 2010 and effective April 16, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.753 billion in 2009 to $2.024 billion in 2011, representing a compound annual growth rate of 7.5%. Total revenues for the year ended December 31, 2011 increased $147.2 million, or 7.8%, over the prior year.

The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 82 Company-operated sales and lease ownership stores in 2011. We spend on average approximately $600,000 to $700,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first-year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their openings.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Our franchisees added a net of 49 stores in 2011. We purchased seven franchised stores during 2011. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for $63.3 million of revenues in 2011, up from $52.9 million in 2009, representing a compounded annual growth rate of 9.4%.

Aaron’s Office Furniture Closure. In November 2008, the Company completed the sale of substantially all of the assets and the transfer of certain liabilities of its legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division, to CORT Business Services Corporation. When the Company sold its rent-to-rent business, it decided to keep the then 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 the Company announced its plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the Company’s sales and lease ownership business. Since June 2010, the Company has closed 11 of its Aaron’s Office Furniture stores and has one remaining store open to liquidate merchandise. As a result, the Company recorded $9.0 million in 2010 related to the write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores. The Company not incur charges in 2011 related to closing down the division.

Stock Split. On March 23, 2010, we announced a 3-for-2 stock split effected in the form of a 50% stock dividend on our Common Stock. New shares were distributed on April 15, 2010 to shareholders of record as of the close of business on April 1, 2010. All share and per share information has been restated for all periods presented to reflect this stock split.

Dual Class Unification. In December 2010, the Company’s shareholders approved the unification of our prior nonvoting Common Stock and voting Class A Common Stock into a single class. Effective December 10, 2010, the two classes were combined into a single voting class now known simply as our Common Stock.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. The change in same store revenues is calculated by comparing revenues for the year to revenues for the prior year for all stores open for the entire 24-month period, excluding stores that received lease agreements from other acquired, closed or merged stores.

Key Components of Net Income

In this management’s discussion and analysis section, we review the Company’s consolidated results, including the five components of our revenues, costs of sales and expenses, of which depreciation of lease merchandise is a significant part.

Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements from at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.

Retail Cost of Sales. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.

Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.

Operating Expenses. Operating expenses include personnel costs, selling costs, occupancy costs, and delivery, among other expenses.

Lawsuit Expense. Lawsuit expense consists of the cost of paying legal judgments and settlement amounts; defense costs are included in operating expenses.

Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.

Critical Accounting Policies

Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from sales and lease ownership agreements are recognized by the reportable segments as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2011 and 2010, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $43.9 million and $39.5 million, respectively, and accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $5.2 million and $4.9 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.

Lease Merchandise. Our Aaron’s Sales & Lease Ownership and HomeSmart divisions depreciate merchandise over the applicable agreement period, generally 12 to 24 months when leased, and 36 months when not leased, to 0% salvage value. Our Office Furniture store depreciates merchandise over its estimated useful life, which ranges from 24 months to 48 months, net of salvage value, which ranges from 0% to 30%. Sales and lease ownership merchandise is generally depreciated at a faster rate than our office furniture merchandise. Our policies require weekly lease merchandise counts by store managers and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable.

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments totaled $46.2 million, $46.5 million, and $38.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The fiscal year ended December 31, 2010 includes a write-down of $4.7 million related to the closure of the Aaron’s Office Furniture stores.

Leases and Closed Store Reserves. The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to approximately 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. While some of our leases do not require escalating payments, for the leases which do contain such provisions we record the related lease expense on a straight-line basis over the lease term. We do not generally obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized ratably over the lease term.

From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of December 31, 2011 and 2010, our reserve for closed stores was $3.8 million and $6.4 million, respectively. Due to changes in the market conditions, our estimates related to sublease income may change and as a result, our actual liability may be more or less than the liability recorded at December 31, 2011.

Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $28.5 million and $27.6 million at December 31, 2011 and 2010, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $26.4 million and $23.8 million at December 31, 2011 and 2010, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2011.

The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Legal Reserves. We are subject to various legal claims arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred.

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

Fair Value. For the valuation techniques used to determine the fair value of our call option on our PerfectHome investment and assets held for sale, refer to Note A and Note P in the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

For the years ended December 31, 2011 and 2010, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The entire production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries operation, is leased or sold through our stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through elimination of intersegment revenues and intersegment profit.

	Year Ended December 31,		Increase/ (Decrease) in Dollars to 2011 from 2010	% Increase/ (Decrease) to 2011 from 2010
(In Thousands)	2011	2010
REVENUES:
Lease Revenues and Fees	$1,516,508	$1,402,053	$114,455	8.2%
Retail Sales	38,557	40,556	(1,999)	(4.9)
Non-Retail Sales	388,960	362,273	26,687	7.4
Franchise Royalties and Fees	63,255	59,112	4,143	7.0
Other	16,769	12,853	3,916	30.5

	2,024,049	1,876,847	147,202	7.8

COSTS AND EXPENSES:
Retail Cost of Sales	22,738	23,013	(275)	(1.2)
Non-Retail Cost of Sales	353,745	330,918	22,827	6.9
Operating Expenses	872,248	824,929	47,319	5.7
Lawsuit Expense	36,500	—	36,500	—
Depreciation of Lease Merchandise	550,732	504,105	46,627	9.2
Interest	4,709	3,096	1,613	52.1

	1,840,672	1,686,061	154,611	9.2

EARNINGS BEFORE INCOME TAXES	183,377	190,786	(7,409)	(3.9)
INCOME TAXES	69,610	72,410	(2,800)	(3.9)

NET EARNINGS	$113,767	$118,376	$(4,609)	(3.9)%

Revenues

The 7.8% increase in total revenues, to $2.024 billion in 2011 from $1.877 billion in 2010, was due mainly to a $135.2 million, or 7.5%, increase in revenues from the Sales and Lease Ownership segment, a $15.6 million increase in revenues from the HomeSmart segment and a $4.1 million, or 7.0%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 7.2% increase in lease revenues and fees and 7.4% increase in non-retail sales (which mainly represents merchandise sold to our franchisees). Lease revenues and fees within the Sales & Lease Ownership segment increased due to a net addition of 78 Company-operated stores since the beginning of 2010 and a 4.4% increase in same store revenues. Non-retail sales increased primarily due to net additions of 116 franchised stores since the beginning of 2010.

Franchise segment revenues increased due to a $4.0 million, or 8.4%, increase in royalty income from franchisees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 1.3% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at December 31, 2011 was 713, reflecting a net addition of 116 stores since the beginning of 2010.

HomeSmart segment revenues increased to $15.6 million primarily due to the growth in the number of HomeSmart stores to 71, all of which have been added since the beginning of 2010.

The $114.5 million increase in lease revenues and fees and $26.7 million in non-retail sales was primarily attributable to our Sales and Lease Ownership segment discussed above. The $4.1 million increase in franchise royalties and fees was attributable to our Franchise Segment also discussed above.

The 4.9% decrease in retail sales, to $38.6 million in 2011 from $40.6 million in the comparable period in 2010, was due primarily to the closure of the majority of the Aaron’s Office Furniture stores in 2010.

Other revenues increased 30.5% to $16.8 million in 2011 from $12.9 million in 2010 due to a $1.1 million increase in gains from the sales of stores and a $1.2 million increase in interest income primarily from investment securities. Included in other revenues in 2011 is a $3.0 million gain from the sales of 25 Sales and Lease Ownership stores. Included in other revenues in 2010 is a $1.9 million gain on the sales of 11 Sales & Lease Ownership stores.

Costs and Expenses

Non-retail cost of sales increased 6.9%, to $353.7 million in 2011, from $330.9 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased to 90.9% in 2011 from 91.3% in 2010.

Operating expenses in 2011 increased $47.3 million to $872.2 million from $824.9 million in 2010, a 5.7% increase. As a percentage of total revenues, operating expenses decreased to 43.1% in 2011 from 44.0% in 2010.

We began ceasing the operations of the Aaron’s Office Furniture segment in June of 2010. We closed 14 Aaron’s Office Furniture stores during 2010 and had one remaining store open to liquidate merchandise. As a result, in 2010 we recorded $3.3 million in closed store reserves and $4.7 million in lease merchandise write-downs and other miscellaneous expenses, totaling $9.0 million in operating expenses, related to the closures. No operating expenses related to the closure were recorded in 2011.

The Company recorded $36.5 million in lawsuit expense in 2011. There was no similar charge during 2010.

Depreciation of lease merchandise increased $46.6 million to $550.7 million in 2011 from $504.1 million during the comparable period in 2010, a 9.2% increase as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased slightly to 36.3% from 36.0% in the prior year.

Interest expense increased to $4.7 million in 2011 compared with $3.1 million in 2010, a 52.1% decrease. The increase is directly related to the issuance of our senior unsecured notes on July 5, 2011.

Income tax expense decreased $2.8 million to $69.6 million in 2011, compared with $72.4 million in 2010, representing a 3.9% decrease. Our effective tax rate was 38.0% in both 2011 and 2010.

Net Earnings from Continuing operations

Net earnings decreased $4.6 million to $113.8 million in 2011 compared with $118.4 million in 2010, representing a 3.9% decrease. Earnings before income taxes decreased $7.4 million, or 3.9%, primarily due to a $15.7 million, 9.9%, or, decrease in the Sales and Lease Ownership segment and a $7.0 million decrease in the HomeSmart segment, offset by a $3.6 million, or 7.9%, increase in the Franchise segment. As a percentage of total revenues, net earnings from continuing operations were 5.6% and 6.3% in 2011 and 2010, respectively. The decrease in net earnings was primarily the result of the increase litigation expense, offset by an increase in profitability of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 4.4% increase in same store revenues, and a 7.0% increase in franchise royalties and fees.

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

The Aaron’s Corporate Furnishings division is reflected as a discontinued operation for all periods presented. The following table shows key selected financial data for the years ended December 31, 2010 and 2009, and the changes in dollars and as a percentage to 2010 from 2009. For the years ended December 31, 2010 and 2009, the Company’s Sales and Lease Ownership segment and the Franchise segment accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these two segments. The entire production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries operation, is leased or sold through our stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

	Year Ended December 31,		Increase/ (Decrease) in Dollars to 2010 from 2009	% Increase/ (Decrease) to 2010 from 2009
(In Thousands)	2010	2009
REVE NUES:
Lease Revenues and Fees	$1,402,053	$1,310,709	$91,344	7.0%
Retail Sales	40,556	43,394	(2,838)	(6.5)
Non-Retail Sales	362,273	327,999	34,274	10.4
Franchise Royalties and Fees	59,112	52,941	6,171	11.7
Other	12,853	17,744	(4,891)	(27.6)

	1,876,847	1,752,787	124,060	7.1
COSTS AND EXPENSES:
Retail Cost of Sales	23,013	25,730	(2,717)	(10.6)
Non-Retail Cost of Sales	330,918	299,727	31,191	10.4
Operating Expenses	824,929	771,634	53,295	6.9
Depreciation of Lease Merchandise	504,105	474,958	29,147	6.1
Interest	3,096	4,299	(1,203)	(28.0)

	1,686,061	1,576,348	109,713	7.0
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,786	176,439	14,347	8.1
INCOME TAXES	72,410	63,561	8,849	13.9

NET EARNINGS FROM CONTINUING OPERATIONS	118,376	112,878	5,498	4.9
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(277)	277	(100.0)

NET EARNINGS	$118,376	$112,601	$5,775	5.1%

Revenues

The 7.1% increase in total revenues, to $1.877 billion in 2010 from $1.753 billion in 2009, was due mainly to a $117.9 million or 7.0%, increase in revenues from the Sales and Lease Ownership segment and $6.2 million, or 11.7%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 7.3% increase in lease revenues and fees and 10.4% increase in non-retail sales (which mainly represents merchandise sold to our franchisees). Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 112 Company-operated stores since the beginning of 2009 and a 3.5% increase in same store revenues. Non-retail sales increased primarily due to net additions of 160 franchised stores since the beginning of 2009.

Franchise segment revenues increased due to a $5.6 million, or 13.2%, increase in royalty income from franchisees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and the maturation of franchised stores opened over the last few years.

The $91.3 million increase in lease revenues and fees revenues and $34.3 million in non-retail sales was primarily attributable to our Sales and Lease Ownership segment discussed above. The $6.2 million increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

The 6.5% decrease in revenues from retail sales, to $40.6 million in 2010 from $43.4 million in the comparable period in 2009, was due primarily to the closure of the majority of the Aaron’s Office Furniture stores in 2010.

Other revenues decreased 27.6% to $12.9 million in 2010 from $17.7 million in 2009. Included in other revenues in 2010 is a $1.9 million gain from the sales of 11 stores. Included in other revenues in 2009 is a $7.8 million gain on the sales of 39 stores.

Costs and Expenses

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

Operating expenses in 2010 increased $53.3 million to $824.9 million from $771.6 million in 2009, a 6.9% increase. As a percentage of total revenues, operating expenses were 44.0% for both the year ended December 31, 2010 and 2009.

We began ceasing the operations of the Aaron’s Office Furniture segment in June of 2010. We closed 14 Aaron’s Office Furniture stores during 2010 and had one remaining store open to liquidate merchandise. As a result, in 2010 we recorded $3.3 million in closed store reserves and $4.7 million in lease merchandise write-downs and other miscellaneous expenses, totaling $9.0 million in operating expenses, related to the closures. In 2009 we recorded a $2.2 million pre-tax charge to operating expenses relating to the write-down of certain lease merchandise and the impairment of long-lived assets associated with Aaron’s Office Furniture stores.

Depreciation of lease merchandise increased $29.1 million to $504.1 million in 2010 from $475.0 million during the comparable period in 2009, a 6.1% increase as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership segment. Depreciation and amortization in the Other segment decreased $2.2 million or 24.6% due to the closure of Aaron’s Office Furniture stores in 2010. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.0% in 2010 from 36.2% in the prior year.

Interest expense decreased to $3.1 million in 2010 compared with $4.3 million in 2009, a 28.0% decrease. The decrease in interest expense was due to lower debt levels during 2010.

Income tax expense increased $8.8 million to $72.4 million in 2010, compared with $63.6 million in 2009, representing a 13.9% increase. Our effective tax rate increased to 38.0% in 2010 from 36.0% in 2009 primarily related to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions due to the expiration of the statute of limitations in 2009.

Net Earnings from Continuing Operations

Net earnings from continuing operations increased $5.5 million to $118.4 million in 2010 compared with $112.9 million in 2009, representing a 4.9% increase. Earnings before income taxes from continuing operations increased $14.3 million, or 8.1%, primarily due to a $12.2 million, or 8.3%, increase in the Sales and Lease Ownership segment and a $6.6 million, or 16.8%, increase in the Franchise segment. As a percentage of total revenues, net earnings from continuing operations were 6.3% and 6.4% in 2010 and 2009, respectively. The increase in net earnings from continuing operations was primarily the result of the increase in profitability of new Company-operated stores in our Sales and Lease Ownership segment added over the past several years, contributing to a 3.5% increase in same store revenues, and an 11.7% increase in franchise royalties and fees.

Balance Sheet

Cash and Cash Equivalents. The Company’s cash balance increased to $176.3 million at December 31, 2011 from $72.0 million at December 31, 2010. The $104.2 million increase in our cash balance is due to cash flow generated from operations, less cash used by investing and financing activities. For additional information, refer to the “Liquidity and Capital Resources” section below.

Investment Securities. Our investment securities balance was $98.1 million at December 31, 2011 primarily as a result of purchases of corporate bonds in 2011 and an investment in bonds issued by a privately-held rent-to-own company based in the United Kingdom. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates in the period April 2012 to December 2013. We did not hold any investment securities at December 31, 2010.

Lease Merchandise, Net. The increase of $47.8 million in lease merchandise, net of accumulated depreciation, to $862.3 million at December 31, 2011 from $814.5 million at December 31, 2010, is primarily the result of a net increase in lease merchandise of $24.9 million in the Sales and Lease Ownership segment and $25.9 million in the HomeSmart segment.

Property, Plant and Equipment, Net. The increase of $21.7 million in property, plant and equipment, net of accumulated depreciation, to $226.6 million at December 31, 2011 from $204.9 million at December 31, 2010, is primarily due to $10.1 million in net additions resulting from the growth of the HomeSmart segment and $6.3 million in net additions from the growth of the Sales and Lease Ownership segment.

Goodwill, Net. The $17.0 million increase in goodwill, to $219.3 million on December 31, 2011 from $202.4 million on December 31, 2010, is the result of a series of acquisitions of sales and lease ownership businesses. During 2011, the Company acquired 38 Sales and Lease Ownership stores with an aggregate purchase price of $17.5 million. The Company acquired 47 stores that were converted to HomeSmart with an aggregate purchase price of $23.9 million. The principal tangible assets acquired consisted of lease merchandise, vehicles and certain fixtures and equipment.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $73.8 million to $49.1 million at December 31, 2011 from $122.9 million at December 31, 2010, primarily as a result of a decrease in prepaid income taxes primarily as a result of the receipt of an $80.9 million income tax refund in February 2011.

Accounts Payable and Accrued Expenses. The increase of $20.1 million in accounts payable and accrued expenses, to $231.6 million at December 31, 2011 from $211.5 million at December 31, 2010, is primarily the result of fluctuations in the timing of payments.

Accrued Litigation Expense. Accrued litigation expense increased $40.0 million to $41.7 million at December 31, 2011 from $1.7 million at December 31, 2010. In 2011 the Company accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses related to the Alford v. Aarons Rents, Inc. et al case discussed in Item 3, “Legal Proceedings”. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accrual. The Company has also recorded insurance coverage receivable of $5 million in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2011

Deferred Income Taxes Payable. The increase of $59.5 million in deferred income taxes payable to $287.0 million at December 31, 2011 from $227.5 million at December 31, 2010 is primarily the result of bonus lease merchandise depreciation deductions for tax purposes included in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010.

Credit Facilities. The $112.0 million increase in the amounts we owe under our credit facilities, to $153.8 million on December 31, 2011 from $41.8 million on December 31, 2010, reflects net borrowings under our note purchase agreement during 2011 primarily to fund purchases of lease merchandise, acquisitions, real estate, investments, working capital and repurchases of our Common Stock, offset by regularly scheduled payments.

Liquidity and Capital Resources

General

Cash flows from continuing operations for the year ended December 31, 2011, 2010 and 2009 were $307.2 million, $49.3 million and $193.7 million, respectively, due to increases in cash flows from operating activities. The $257.9 million increase in cash flows from operating activities is primarily related to lower 2011 tax payments, tax refunds and income from operations.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions of Aaron’s Sales & Lease Ownership stores and shown under investing activities was $6.1 million in 2011, $6.5 million in 2010 and $9.5 million in 2009. Sales of Sales and Lease Ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $16.5 million in 2011, $8.0 million in 2010 and $32.0 million in 2009. The amount of lease merchandise sold in these sales and shown under investing activities was $8.9 million in 2011, $4.5 million in 2010 and $16.3 million in 2009. The amount of HomeSmart merchandise purchased in acquisitions of sales and lease ownership stores and shown under investing activities was $7.3 million in 2011. There were no purchases of HomeSmart stores in 2010 and 2009 and no sales activity in 2011, 2010 or 2009.

Our cash flows include profits on the sale of lease return merchandise. Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise will remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flow from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise;

•	private debt offerings; and

•	stock offerings.

At December 31, 2011, there was no outstanding balance under our revolving credit agreement. The credit facilities balance increased by $112.0 million in 2011 primarily as a result of the addition of senior unsecured notes in July 2011 and was offset by $12.0 million in payments during the period for previously outstanding debt. Our revolving credit facility expires May 23, 2013 and the total available credit under the facility is $140.0 million.

We have $12.0 million currently outstanding in aggregate principal amount of 5.03%, senior unsecured notes due July 2012.

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

Our revolving credit agreement and senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2011 and believe that we will continue to be in compliance in the future.

We purchase our stock in the market from time to time as authorized by our board of directors. In May 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of our shares of Common Stock authorized for repurchase to 10,000,000. We repurchased 5,075,675 shares of Common Stock during 2011 at a total purchase price of $127.2 million and have authority to purchase 5,281,344 additional shares. The repurchases in 2011 increased the diluted earnings per share by $.04.

We have a consistent history of paying dividends, having paid dividends for 24 consecutive years. A $.0113 per share dividend on our common shares was paid in January 2009, April 2009, July 2009, and October 2009. Our board of directors increased the dividend 6.2% for the fourth quarter of 2009 on November 4, 2009 to $.012 per share and was paid in December 2009. A $.012 per share dividend on our common shares was paid in January 2010, April 2010, July 2010, and October 2010 for a total cash outlay of $3.9 million. Our board of directors increased the dividend 8.3% for the fourth quarter of 2010 on November 3, 2010 to $.013 per share and the dividend was paid to holders of Common Stock in January 2011. A $.013 per share dividend on Common Stock was paid in April 2011, July 2011 and October 2011 for a total cash outlay of $3.1 million. Our board of directors increased the dividend 15.4% for the fourth quarter of 2011 on November 1, 2011 to $.015 per share and the dividend was paid to holders of Common Stock in January 2012. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit and proceeds from the sale of lease return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 12 and 24 months. We believe we can secure these additional sources of capital in the ordinary course of business. However, if the credit and capital markets experience disruptions, we may not be able to obtain access to capital at as favorable costs as we have historically been able to, and some forms of capital may not be available at all.

Commitments

Income Taxes. During the twelve months ended December 31, 2011, we made $11.0 million in income tax payments. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $141.0 million. In September 2010 the Small Business Jobs Act of 2010 was enacted and in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts, in 2010 we made estimated payments greater than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2011 and prior periods. We estimate that at December 31, 2011 the remaining tax deferral associated with the acts described above is approximately $240.0 million, of which approximately 70% will reverse in 2012 and most of the remainder will reverse between 2013 and 2014.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2011 are shown in the below table under “Contractual Obligations and Commitments.”

We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are 10 officers and one former officer of the Company of which there are seven executive officers, with no individual, owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.

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

Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks and we also guarantee franchisee borrowings under certain other debt facilities. On May 18, 2011, we entered into a second amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the franchisee loan facility extended the maturity date until May 16, 2012, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, and added the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt applicable to us by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150 million, replaced the pricing grid schedule to the franchisee loan facility to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations, and permitted the issuance of our 3.75% senior notes issued to several insurance companies as described above under the heading “Liquidity and Capital Resources—General.” We remain subject to the financial covenants under the franchisee loan facility.

At December 31, 2011, the portion that we might be obligated to repay in the event franchisees defaulted was $128.8 million. Of this amount, approximately $108.5 million represents franchise borrowings outstanding under the franchisee loan program and approximately $20.3 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote. We receive guarantee fees based on such franchisees’ outstanding debt obligations, which were recognized as the guarantee obligation is satisfied.

Legal Reserves. We are frequently a party to various legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Some of the proceedings we are currently a party to are described in Item 3, “Legal Proceedings,” and in Note F to our Consolidated Financial Statements.

Accrued litigation expense increased $40.0 million to $41.7 million at December 31, 2011 from $1.7 million at December 31, 2010, substantially due to the Alford v. Aarons Rents, Inc. et al. case discussed in Item 3 and in Note F.

While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. See Note F to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2011:

Contractual Obligations and Commitments (In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$173,703	$17,228	$34,475	$62,625	$59,375
Capital Leases	16,359	2,030	4,244	4,276	5,809
Operating Leases	532,810	100,906	160,296	96,983	174,625
Purchase Obligations	38,998	19,761	19,237	—	—

Total Contractual Cash Obligations	$761,870	$139,925	$218,252	$163,884	$239,809

The following table shows the Company’s approximate commercial commitments as of December 31, 2011:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$128,761	$128,222	$539	$—	$—

Purchase obligations are primarily related to certain advertising and marketing programs. We do not have significant agreements for the purchase of lease merchandise or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

Deferred income tax liabilities as of December 31, 2011 were approximately $287.0 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-4”). ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-4 is effective for annual periods beginning after December 15, 2011.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had $12.0 million and $125.0 million of senior unsecured notes outstanding at a fixed rate of 5.03% and 3.75%, respectively. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2011, a hypothetical 1.0% increase or decrease in interest rates would not be material.

We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Aaron’s, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2012

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors of Aaron’s, Inc. and Subsidiaries

We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Aaron’s, Inc. and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 29, 2012

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 29, 2012, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$176,257	$72,022
Investment Securities	98,132	—
Accounts Receivable (net of allowances of $4,768 in 2011 and $4,544 in 2010)	87,471	69,662
Lease Merchandise	1,363,903	1,280,457
Less: Accumulated Depreciation	(501,627)	(465,973)

	862,276	814,484
Property, Plant and Equipment, Net	226,619	204,912
Goodwill, Net	219,342	202,379
Other Intangibles, Net	6,066	3,832
Prepaid Expenses and Other Assets	49,101	122,932
Assets Held for Sale	9,885	11,849

Total Assets	$1,735,149	$1,502,072

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$231,553	$211,462
Accrued Litigation Expense	41,720	1,677
Deferred Income Taxes Payable	286,962	227,513
Customer Deposits and Advance Payments	44,571	40,213
Credit Facilities	153,789	41,790

Total Liabilities	758,595	522,655
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at December 31, 2011 and 2010; Shares Issued: 90,752,123 at December 31, 2011 and 2010	45,376	45,376
Additional Paid-in Capital	212,311	201,752
Retained Earnings	918,699	809,084
Accumulated Other Comprehensive Income	274	846

	1,176,660	1,057,058
Less: Treasury Shares at Cost
Common Stock, 15,111,635 and 10,664,728 Shares at December 31, 2011 and 2010, respectively	(200,106)	(77,641)

Total Shareholders’ Equity	976,554	979,417

Total Liabilities & Shareholders’ Equity	$1,735,149	$1,502,072

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$1,516,508	$1,402,053	$1,310,709
Retail Sales	38,557	40,556	43,394
Non-Retail Sales	388,960	362,273	327,999
Franchise Royalties and Fees	63,255	59,112	52,941
Other	16,769	12,853	17,744

	2,024,049	1,876,847	1,752,787
COSTS AND EXPENSES:
Retail Cost of Sales	22,738	23,013	25,730
Non-Retail Cost of Sales	353,745	330,918	299,727
Operating Expenses	872,248	824,929	771,634
Lawsuit Expense	36,500	—	—
Depreciation of Lease Merchandise	550,732	504,105	474,958
Interest	4,709	3,096	4,299

	1,840,672	1,686,061	1,576,348
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	183,377	190,786	176,439
INCOME TAXES	69,610	72,410	63,561

NET EARNINGS FROM CONTINUING OPERATIONS	113,767	118,376	112,878
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(277)

NET EARNINGS	$113,767	$118,376	$112,601

EARNINGS PER SHARE FROM CONTINUING OPERATIONS	$1.46	$1.46	$1.39

EARNINGS PER SHARE FROM CONTINUING OPERATIONS ASSUMING DILUTION	$1.43	$1.44	$1.38

LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$.00	$.00	$.00

LOSS PER SHARE FROM DISCONTINUED OPERATIONS ASSUMING DILUTION	$.00	$.00	$(.01)

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated Other Comprehensive (Loss) Income
	Treasury Stock			Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Foreign Currency Translation	Marketable Securities
(In Thousands, Except Per Share)	Shares	Amount	Common Stock
Balance, January 1, 2009	(10,280)	$(47,405)	$45,378	$179,191	$585,827		$(1,359)	$(88)
Dividends, $.046 per share					(3,739)
Stock-Based Compensation				3,565
Exchange of Common Stock for Class A Common Stock	(144)	(9,073)		9,073
Reissued Shares	1,026	7,103		4,840
Net Earnings From Continuing Operations					112,878	$112,878
Loss From Discontinued Operations					(277)	(277)
Foreign Currency Translation Adjustment						1,346	1,346	—

Comprehensive Income						113,947

Balance, December 31, 2009	(9,398)	(49,375)	45,378	196,669	694,689		(13)	(88)
Dividends, $.049 per share					(3,981)
Stock-Based Compensation				4,759
Reissued Shares	212	743		324
Repurchased Shares	(1,479)	(29,009)
Stock Recombination			(2)
Net Earnings					118,376	118,376
Foreign Currency Translation Adjustment, net of Income Taxes of $356						947	591	—

Comprehensive Income						119,323

Balance, December 31, 2010	(10,665)	(77,641)	45,376	201,752	809,084		578	(88)
Dividends, $.054 per share					(4,152)
Stock-Based Compensation				8,385
Reissued Shares	737	7,493		2,174
Repurchased Shares	(5,184)	(129,958)
Stock Recombination
Net Earnings					113,767	113,767
Reclassification Into Earnings of Available for Sale Securities, Net of Tax of $54								88
Foreign Currency Translation Adjustment, net of Income Taxes of $187						(304)	(304)

Comprehensive Income						$113,463

Balance, December 31, 2011	(15,112)	$(200,106)	$45,376	$212,311	$918,699		$274	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In Thousands)
CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Net Earnings from Continuing Operations	$113,767	$118,376	$112,878
Depreciation of Lease Merchandise	550,732	504,105	474,958
Other Depreciation and Amortization	52,832	45,427	44,413
Additions to Lease Merchandise	(1,024,602)	(1,034,474)	(847,094)
Book Value of Lease Merchandise Sold or Disposed	430,540	400,304	363,975
Change in Deferred Income Taxes	59,449	63,843	15,032
Bad debt expense	25,402	23,988	20,469
Loss on Sale of Property, Plant, and Equipment	1,172	2,441	1,136
Gain on Dispositions of Businesses and Contracts	(3,045)	(1,917)	(7,826)
Change in Income Tax Receivable	79,762	(82,378)	28,443
Change in Accounts Payable and Accrued Expenses	20,916	33,969	2,410
Change in Accrued Litigation Expense	40,043	1,352	(396)
Change in Accounts Receivable	(43,211)	(27,555)	(27,051)
Excess Tax Benefits From Stock-Based Compensation	(1,264)	(321)	(3,909)
Change in Other Assets	(6,348)	(4,943)	3,356
Change in Customer Deposits	4,358	2,015	4,763
Stock-Based Compensation	8,385	4,759	3,696
Other Changes, Net	(1,693)	270	4,441

Cash Provided by Operating Activities	307,195	49,261	193,694

INVESTING ACTIVITIES:
Additions to Property, Plant and Equipment	(78,211)	(87,636)	(83,140)
Acquisitions of Businesses and Contracts	(32,176)	(17,891)	(25,202)
Purchase of Investment Securities	(100,513)	—	—
Proceeds from Calls of Investment Securities	1,063	—	—
Proceeds from Dispositions of Businesses and Contracts	7,282	8,025	32,042
Proceeds from Sale of Property, Plant, and Equipment	11,481	53,399	37,533

Cash Used by Investing Activities	(191,074)	(44,103)	(38,767)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	129,150	2,429	57,383
Repayments on Credit Facilities	(17,151)	(15,683)	(117,156)
Dividends Paid	(4,073)	(2,929)	(4,649)
Excess Tax Benefits From Stock-Based Compensation	1,264	321	3,909
Acquisition of Treasury Stock	(127,193)	(28,046)	—
Issuance of Stock Under Stock Option Plans	6,117	1,087	8,172

Cash Used by Financing Activities	(11,886)	(42,821)	(52,341)

DISCONTINUED OPERATIONS:
Operating Activities	—	—	(277)

Cash Used by Discontinued Operations	—	—	(277)

Increase (Decrease) in Cash and Cash Equivalents	104,235	(37,663)	102,309
Cash and Cash Equivalents at Beginning of Year	72,022	109,685	7,376

Cash and Cash Equivalents at End of Year	$176,257	$72,022	$109,685

Cash Paid During the Year:
Interest	$3,983	$3,203	$4,591
Income Taxes	10,991	94,793	15,286

The accompanying notes are an integral part of the Consolidated Financial Statements.

Note A: Summary of Significant Accounting Policies

As of December 31, 2011 and 2010, and for the Years Ended December 31, 2011, 2010 and 2009.

Basis of Presentation - The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries (the “Company” or “Aaron’s”). All significant intercompany accounts and transactions have been eliminated. The preparation of the Company’s consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

On December 7, 2010, at a special meeting of the Company’s shareholders, such shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to: (i) convert each outstanding share of Common Stock, par value $0.50 per share (the “Nonvoting Common Stock”) into one share of Class A Common Stock (the “Class A Common Stock”) and to rename the Class A Common Stock as Common Stock (the “Common Stock”), (ii) eliminate certain obsolete provisions relating to the Company’s prior dual-class common stock structure, and (iii) amend the number of authorized shares to be 225,000,000 total shares of Common Stock (the aggregate of the number of authorized shares of Nonvoting Common Stock and Class A Common Stock prior to the approval of the Amended and Restated Articles of Incorporation). Following receipt of shareholder approval at the special meeting, the Amended and Restated Articles of Incorporation were filed with the Secretary of State of the State of Georgia and are now effective.

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

Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the HomeSmart division was reclassified from the Other segment to the HomeSmart segment. Refer to Note K for the segment disclosure. In all periods presented, bad debt expense was reclassified from change in accounts receivable to a separate bad debt expense line on the consolidated statements of cash flows.

Line of Business - The Company is a specialty retailer engaged in the business of leasing and selling residential furniture, consumer electronics, appliances, computers, and other merchandise throughout the U.S. and Canada. The Company’s entire production of furniture and bedding is shipped to Aaron’s Company-operated and franchise stores.

Lease Merchandise - The Company’s lease merchandise consists primarily of residential furniture, consumer electronics, appliances, computers, and other merchandise and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership stores depreciate merchandise over the lease agreement period, generally 12 to 24 months when on lease and 36 months when not on lease, to a 0% salvage value. Aaron’s Office Furniture store depreciates merchandise over its estimated useful life, which ranges from 24 months to 48 months, net of salvage value, which ranges from 0% to 30%. The Company’s policies require weekly lease merchandise counts by store managers, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times a year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.

All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $46.2 million, $46.5 million, and $38.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings. Included in 2010 is a write-down of $4.7 million related to the closure of stores of the Aaron’s Office Furniture division.

Disposal Activities – The Company began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. The Company closed 14 of its Aaron’s Office Furniture stores during 2010 and has one remaining store open to liquidate merchandise. As a result, in 2010 the Company recorded $3.3 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses, respectively, totaling $9.0 million. The charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment category. There were no charges related to the closure of this division in 2011.

Cash and Cash Equivalents - The Company classifies as cash highly liquid investments with maturity dates of less than three months when purchased.

Investment Securities - The amortized cost, gross unrealized gains and losses, and fair value of investment securities held to maturity at December 31, 2011 are as follows. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates during 2012 and 2013. There were no investment securities held by the Company at December 31, 2010.

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$82,243	$15	$(664)	$81,594
Perfect Home Bonds	15,889	—	—	15,889

	$98,132	$15	$(664)	$97,483

The amortized cost and fair value of held to maturity securities at December 31, 2011, by contractual maturity are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$60,403	$60,093
Due in years one through two	37,729	37,390

Ending Balance	$98,132	$97,483

Information pertaining to held to maturity securities with gross unrealized losses at December 31, 2011 are as follows. All of the securities have been in a continuous loss position for less than 12 months.

(In Thousands)	Fair Value	Gross Unrealized Losses
Corporate Bonds	$72,315	$(664)

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

The unrealized losses at December 31, 2011 relate principally to the increases in short-term market interest rates that occurred since the securities were purchased and 38 of the 44 securities are in an unrealized loss position as of December 31, 2011. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. The Company has the intent and ability to hold the investment securities until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.

Accounts Receivable – The Company maintains an allowance for doubtful accounts. The reserve for returns is calculated based on the historical collection experience associated with lease receivables. The Company’s policy is to write off lease receivables that are 60 days or more past due.

The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2011	2010	2009
Beginning Balance	$4,544	$4,157	$4,040
Accounts written off	(25,178)	(23,601)	(20,352)
Bad debt expense	25,402	23,988	20,469

Ending Balance	$4,768	$4,544	$4,157

Property, Plant and Equipment - The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which are from five to 40 years for buildings and improvements and from one to fifteen years for other depreciable property and equipment. Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense, included in operating expenses in the accompanying consolidated statements of earnings, for property, plant and equipment was $45.2 million, $41.4 million and $40.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Assets Held for Sale - Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at December 31, 2011 and 2010. After adjustment to fair value, the $9.9 million and $11.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2011 and 2010, respectively. The Company estimated the fair values of these properties using market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, Fair Value Measurements.

Goodwill and Other Intangibles with Indefinite Lives – Goodwill and intangibles with indefinite lives represent the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying value of goodwill and intangibles with indefinite lives is not recoverable from future cash flows. The Company performs an assessment of goodwill and intangibles with indefinite lives for impairment at the reporting unit level annually as of September 30, or when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results. The Company tests goodwill and intangibles with indefinite lives at the operating segment level as operations (stores) included in each operating segment have similar economic characteristics.

Fair value of reporting units used in the goodwill and intangibles with indefinite lives impairment test is determined based on either a multiple of gross revenue or other appropriate fair value methods. If the carrying value of the reporting unit exceeds the fair value, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities is less than the carrying value, an impairment charge in an amount equal to the excess of the carrying value over fair value would be recognized. During the performance of the annual assessment of goodwill and intangibles with indefinite useful lives for impairment in each of the 2011, 2010 and 2009 fiscal years, the Company did not identify any reporting units which had estimated fair values that were not substantially in excess of their carrying values other than the HomeSmart division for which locations were recently acquired.

Other Intangibles – Other intangibles represent the value of customer relationships acquired in connection with business acquisitions, acquired franchise development rights and non-compete agreements, recorded at fair value as determined by the Company. As of December 31, 2011 and 2010, the net intangibles other than goodwill were $4.0 million and $3.8 million, respectively for the Sales and Lease Ownership segment, and $2.0 million for the HomeSmart segment at December 31, 2011. The customer relationship intangible is amortized on a straight-line basis over a two-year useful life. Acquired franchise development rights are amortized over the unexpired life of the franchisee’s ten year area development agreement. The non-compete intangible is amortized on a straight-line basis over a three-year useful life. Amortization expense of intangibles for the Sales and Lease Ownership segment, included in operating expenses in the accompanying consolidated statements of earnings, was $2.0 million, $3.1 million and $3.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense of intangibles for the HomeSmart segment, included in operating expenses in the accompanying consolidated statements of earnings, was $312,000 during the year ended December 31, 2011.

The following is a summary of the Company’s goodwill in its Sales and Lease Ownership segment at December 31:

(In Thousands)	2011	2010
Beginning Balance	$202,379	$194,376
Additions	5,468	9,240
Disposals	(2,338)	(1,237)

Ending Balance	$205,509	$202,379

The following is a summary of the Company’s goodwill in its HomeSmart segment at December 31:

(In Thousands)	2011
Beginning Balance	$—
Additions	13,833
Disposals	—

Ending Balance	$13,833

Impairment – The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. When it is determined that the carrying value of the assets are not recoverable, the Company compares the carrying values of the assets to their fair values as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying value exceeds the fair value of the asset is recognized as an impairment loss.

The Company also recorded impairment charges of $453,000 and $879,000 within operating expenses in 2011 and 2010, respectively, both of which related primarily to the impairment of various land outparcels and buildings included in its Sales and Lease Ownership segment that the Company decided not to utilize for future expansion. The assets held for sale are included in the Other segment.

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

Derivative Financial Instruments – The Company utilizes derivative financial instruments to mitigate its exposure to certain market risks associated with its ongoing operations for a portion of the year. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair value of the Company’s fuel hedges as of December 31, 2010 and the changes in their fair values in 2011 and 2010 were immaterial. The Company did not hold any derivative financial instruments as of December 31, 2011.

Fair Value of Financial Instruments – The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature.

At December 31, 2011 and 2010, the fair value of fixed rate long-term debt approximated its carrying value. The fair value of debt is estimated using valuation techniques that consider risk-free borrowing rates and credit risk.

Deferred Income Taxes – Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.

Revenue Recognition – Lease revenues are recognized as revenue in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue. Until all payments are received under sales and lease ownership agreements, the Company maintains ownership of the lease merchandise. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee, and revenues from such sales to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer. Refer to Note I for discussion of recognition of other franchise-related revenues. The Company presents sales net of sales taxes.

Retail and Non-Retail Cost of Sales – Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.

Shipping and Handling Costs – The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $68.1 million in 2011, $60.6 million in 2010 and $55.0 million in 2009.

Advertising – The Company expenses advertising costs as incurred. Advertising costs are recorded as expenses the first time an advertisement appears. Such costs aggregated to $38.9 million in 2011, $31.7 million in 2010 and $31.0 million in 2009. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $25.4 million in 2011, $27.2 million in 2010 and $23.4 million in 2009. The prepaid advertising asset was $1.6 million and $3.2 million at December 31, 2011 and 2010, respectively.

Stock-Based Compensation – The Company has stock-based employee compensation plans, which are more fully described in Note H below. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in FASB ASC Topic 718, Stock Compensation. The fair value of restricted stock awarded was equal to the market value of a share of the Company’s Common Stock on the grant date.

Insurance Reserves – Estimated insurance reserves are accrued primarily for group health, general liability, automobile liability and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analyses of the projected claims run off for both reported and incurred but not reported claims.

Comprehensive Income – For the years ended December 31, 2011, 2010 and 2009, comprehensive income totaled $113.2 million, $119.3 million and $113.9 million, respectively.

Foreign Currency Translation – Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are generally translated at a daily exchange rate and equity transactions are translated using the actual rate on the day of the transaction.

Note B: Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 998,000 in 2011, 745,000 in 2010, and 663,000 in 2009. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 236,000, and 25,000 for the years ending 2011, and 2010, respectively. There were no RSUs that had the effect of increasing the weighted average shares outstanding assuming dilution for the year ended December 31, 2009. RSAs had the effect of increasing the weighted average shares outstanding assuming dilution by 3,000 in 2011, 138,000 in 2010 and 150,000 in 2009.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the twelve months ended December 31, 2011. Anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 314,000 and 470,000 for the twelve months ended December 31, 2010 and 2009, respectively. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 298,000, 275,000 and 45,000 in 2011, 2010 and 2009, respectively.

Note C: Property, Plant and Equipment

Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2011	2010
Land	$25,882	$25,067
Buildings and Improvements	81,566	74,216
Leasehold Improvements and Signs	116,632	100,031
Fixtures and Equipment	133,615	109,458
Assets Under Capital Leases:
with Related Parties	7,641	8,501
with Unrelated Parties	10,564	10,564
Construction in Progress	5,444	9,485

	381,344	337,322
Less: Accumulated Depreciation and Amortization	(154,725)	(132,410)

	$226,619	$204,912

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.2 million, $1.9 million and $1.2 million in 2011, 2010 and 2009, respectively. Capital leases consist of buildings and improvements. Assets under capital leases with related parties included $4.2 million and $4.0 million in accumulated depreciation and amortization as of December 31, 2011 and 2010, respectively. Assets under capital leases with unrelated parties included $3.8 million and $3.2 million in accumulated depreciation and amortization as of December 31, 2011 and 2010, respectively.

Note D: Credit Facilities

Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2011	2010
Senior Unsecured Notes	$137,000	$24,000
Capital Lease Obligation:
with Related Parties	6,730	7,279
with Unrelated Parties	6,809	7,208
Other Debt	3,250	3,303

	$153,789	$41,790

Bank Debt – On May 18, 2011, the Company entered into the second amendment to its revolving credit agreement, dated May 23, 2008, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the revolving credit agreement (i) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants and (ii) modified the negative covenant restricting debt applicable to the Company by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million. The Company entered into the amendments in order to permit the issuance of the 3.75% unsecured senior notes issued to a consortium of insurance companies as described below.

The Company has a revolving credit agreement with several banks providing for unsecured borrowings up to $140.0 million. Amounts borrowed bear interest at the lower of the lender’s prime rate or LIBOR plus 87.5 basis points. The pricing under a working capital line is based upon overnight bank borrowing rates. At December 31, 2011 and 2010, there was a zero balance under the Company’s revolving credit agreement. The Company pays a ..20% commitment fee on unused balances. The weighted average interest rate on borrowings under the revolving credit agreement was 0.97% in 2011, 0.97% in 2010 and 1.23% in 2009. The revolving credit agreement expires May 23, 2013.

The revolving credit agreement contains financial covenants which, among other things, prohibit the Company from exceeding certain debt to equity levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. At December 31, 2011, $140.1 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.

Senior Unsecured Notes – On July 5, 2011, the Company entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The new note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchisee loan and guaranty facility, as modified.

On July 27, 2005, the Company sold $60.0 million in aggregate principal amount of senior unsecured notes in a private placement to a consortium of insurance companies. The notes bear interest at a rate of 5.03% per year and mature on July 27, 2012. Interest-only payments were due quarterly for the first two years, followed by annual $12.0 million principal repayments plus interest for the five years thereafter. The related note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments and other customary covenants substantially similar to the covenants in the Company’s, revolving credit facility. At December 31, 2011 and 2010 there was $12.0 million and $24.0 million outstanding under the July 2005 senior unsecured notes, respectively.

Capital Leases with Related Parties – In October and November 2004, the Company sold 11 properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s Chairman. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $716,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.

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

Sale-leasebacks – The Company finances a portion of store expansion through sale-leaseback transactions. The properties are generally sold at net book value and the resulting leases qualify and are accounted for as operating leases. The Company does not have any retained or contingent interests in the stores nor does the Company provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks.

Other Debt – Other debt at December 31, 2011 and 2010 includes $3.3 million of industrial development corporation revenue bonds. The weighted-average borrowing rate on these bonds in 2011 was 0.38%. No principal payments are due on the bonds until maturity in 2015.

Future maturities under the Company’s long-term debt and capital lease obligations are as follows:

(In Thousands)
2012	$19,258
2013	6,886
2014	31,833
2015	35,145
2016	31,756
Thereafter	65,184

$190,062

Note E: Income Taxes

Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2011	2010	2009
Current Income Tax Expense:
Federal	$—	$—	$40,697
State	9,797	8,932	7,832

	9,797	8,932	48,529
Deferred Income Tax Expense (Benefit):
Federal	62,015	64,679	15,169
State	(2,202)	(1,201)	(137)

	59,813	63,478	15,032

	$69,610	$72,410	$63,561

At December 31, 2011, the Company had a federal net operating loss (“NOL”) carryforward of approximately $31.2 million available to offset future taxable income. The NOLs expires in 2030 and 2031 and utilization is subject to applicable annual limitations for U.S. federal and U.S. state tax purposes, including Section 382 of the Internal Revenue Code of 1986, as amended. The Company intends to carryforward the NOLs to offset future taxable income and does not anticipate that the utilization will be impacted by the applicable limitations.

As a result of the bonus depreciation provisions in the 2010 tax acts the Company paid more than it’s anticipated 2010 federal tax liability. The 2010 acts provided an estimated tax deferral of approximately $127.0 million. The Company filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2011	2010
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$329,497	$248,775
Other, Net	29,607	24,777

Total Deferred Tax Liabilities	359,104	273,552
Deferred Tax Assets:
Accrued Liabilities	33,826	15,859
Advance Payments	16,432	15,231
Federal Net Operating Loss	10,936	6,423
Other, Net	11,760	9,386

Total Deferred Tax Assets	72,954	46,899
Less Valuation Allowance	(812)	(860)

Net Deferred Tax Liabilities	$286,962	$227,513

The Company’s effective tax rate differs from the statutory United States Federal income tax rate for the years ended December 31 as follows:

	2011	2010	2009
Statutory Rate	35.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.7	2.7	2.8
Other, Net	0.3	0.3	(1.8)

Effective Tax Rate	38.0%	38.0%	36.0%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008. The lower effective tax rate in 2009 was due to the favorable impact of a $2.3 million reversal of previously recorded liabilities for uncertain tax positions.

The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2011	2010	2009
Balance at January 1,	$1,315	$1,342	$3,110
Additions based on tax positions related to the current year	178	149	172
Additions for tax positions of prior years	22	18	523
Prior year reductions	(13)	(26)	(46)
Statute expirations	(90)	(63)	(2,231)
Settlements	—	(105)	(186)

Balance at December 31,	$1,412	$1,315	$1,342

As of December 31, 2011 and 2010, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.2 million and $1.3 million, respectively, including interest and penalties. During the years ended December 31, 2011, 2010 and 2009, the Company recognized interest and penalties of $41,000, $35,000, and $276,000, respectively. The Company had $374,000 and $332,000 of accrued interest and penalties at December 31, 2011 and 2010, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Note F: Commitments and Contingencies

Leases

The Company leases warehouse and retail store space for most of its operations under operating leases expiring at various times through 2028. The Company also leases certain properties under capital leases that are more fully described in Note D. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2011, are as follows:

(In Thousands)
2012	$100,906
2013	87,393
2014	72,205
2015	56,252
2016	40,217
Thereafter	174,322

$531,295

Rental expense was $93.6 million in 2011, $96.1 million in 2010, and $88.1 million in 2009. The amount of sublease income is $3.1 million in 2011, $2.8 million in 2010, and $1.5 million in 2009. The Company has anticipated future sublease rental income of $4.7 million in 2012, $3.7 million in 2013, $3.0 million in 2014, $2.6 million in 2015, $2.1 million in 2016 and $ 8.8 million thereafter through 2024. Rental expense and sublease income are included in operating expenses.

Guarantees

The Company has guaranteed certain debt obligations of some of the franchisees amounting to $128.8 million and $121.0 million at December 31, 2011 and 2010, respectively. Of this amount, approximately $108.5 million represents franchise borrowings outstanding under the franchise loan program and approximately $20.3 million represents franchise borrowings under other debt facilities at December 31, 2011. The Company receives guarantee fees based on such franchisees’ outstanding debt obligations, which it recognizes as the guarantee obligation is satisfied. The Company has recourse rights to the assets securing the debt obligations, which consist primarily of lease merchandise inventory and fixed assets. As a result, the Company has never incurred any, nor does management expect to incur any, significant losses under these guarantees. On May 18, 2011, the Company entered into a second amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and on July 1, 2011, the Company entered into a third amendment. The amendments to the franchisee loan facility, among other things, (i) extend the maturity date until May 16, 2012, (ii) increase the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $25.0 million to Cdn $35.0 million, (iii) add the defined terms “Institutional Investor” and “Private Placement Debt” to further clarify the circumstances under which the Company may incur indebtedness and still remain in compliance with applicable negative covenants, (iv) modify the negative covenant restricting debt applicable to the Company by, among other things, increasing the amount of indebtedness the Company may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million, and (v) replace the pricing grid schedule to the franchisee loan facility to reduce the applicable margins and participant unused commitment fee percentages with respect to the funded participations.

Legal Proceedings

The Company is frequently a party to various legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience to determine whether or not any legal proceedings may have a material adverse impact upon the Company’s business. The Company accrues for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company’s litigation are expensed as such fees and expenses are incurred. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact upon the Company’s business, financial position or results of operations, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them. Some of the proceedings the Company is currently a party to are described below:

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80.0 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million. The Company filed motions to reduce the verdict and/or for a new trial and was required to post a bond in the amount of $5.0 million while judgment was stayed pending post-trial motions. On January 13, 2012, the court ruled that the verdict would not be sustained in its current form and the Company is waiting for a detailed ruling from the court regarding whether it will order a new trial on liability and/or damages or reduce the jury’s damages award beyond the reduction previously described.

The Company has accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses and has insurance coverage of $5.0 million for this litigation. Additional positive or negative developments in the lawsuit could affect the assumptions, and therefore, the accrual.

In Margaret Korrow, et al. v. Aaron’s Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Discovery is proceeding and no class has yet been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. It is expected that the district court will issue a final ruling based upon this recommendation in the second quarter of 2012. It is possible that the court may permit plaintiffs to file an amended complaint. The Company has received inquiries from government agencies requesting information regarding this lawsuit and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

The Company believes it has meritorious defenses to the claims described above, and intends to vigorously defend itself against the claims. However, due to inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position or results of operations.

Accrued litigation expense was $41.7 million and $1.7 million at December 31, 2011 and 2010, respectively. The Company believes this reserve was adequate at December 31, 2011, and is adequate currently, but future developments in pending legal proceedings can affect the required reserve. We do not currently believe that the reasonably possible aggregate range of loss for our pending litigation will exceed the amount we have currently accrued for litigation expense by any material amount, although this belief is subject to the uncertainties and variables described above. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Other Commitments

At December 31, 2011, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $38.7 million. Payments under these commitments are scheduled to be $19.5 million in 2012, $17.3 million in 2013, and $1.9 million in 2014.

The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. The plan allows employees to contribute up to 100% of their annual compensation in accordance with federal contribution limits with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $891,000 in 2011, $841,000 in 2010, and $844,000 in 2009.

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

Note G: Shareholders’ Equity

The Company held 15,111,635 shares in its treasury and was authorized to purchase an additional 5,281,344 shares at December 31, 2011. The Company repurchased 5,075,675 shares of its Common Stock on the open market in 2011 and 1,478,805 shares of its former Nonvoting Common Stock on the open market in 2010. The Company did not repurchase any shares of its capital stock in 2009.

The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. As of December 31, 2011, no preferred shares have been issued.

Note H: Stock Options and Restricted Stock

The Company’s outstanding stock options are exercisable for its Common Stock. The Company estimates the fair value for the options on the grant date using a Black-Scholes option-pricing model. The expected volatility is based on the historical volatility of the Company’s Common Stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. Forfeiture assumptions are based on the Company’s historical forfeiture experience. The Company believes that the historical experience method is the best estimate of future exercise and forfeiture patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and market price of the underlying Common Stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term. Shares are issued from the Company’s treasury shares upon share option exercises.

Under the Aaron’s Management Performance Plan (“AMP Plan”) RSUs are granted quarterly upon achievement of certain pre-tax profit levels during the prior quarter by the employees’ operating units or the overall Company. The RSUs granted under the AMP Plan vest over four to five years from the date of grant. The AMP Plan participants include certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers.

The results of operations for the year endeds December 31, 2011, 2010 and 2009 include $2.6 million, $3.2 million and $2.4 million, respectively, in compensation expense related to unvested grants. At December 31, 2011, there was $2.7 million of total unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a period of 2.2 years. Excess tax benefits of $1.3 million, $321,000 and $3.9 million are included in cash provided by financing activities for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Under the Company’s stock option plans, options granted to date become exercisable after a period of two to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. The aggregate number of shares of common stock that may be issued or transferred under the incentive stock awards plan is 14,700,556 at December 31, 2011.

The Company granted 347,000 stock options during 2010. The Company did not grant any stock options in 2011 and 2009. The weighted average fair value of options granted was $10.31 in 2010. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2010, respectively: risk-free interest rate 3.59%; a dividend yield of .25%; a volatility factor of the expected market price of the Company’s Common Stock of .41; weighted average assumptions of forfeiture rate of 3.89%; and weighted average expected life of the option of nine years. The aggregate intrinsic value of options exercised was $5.5 million, $848,000 and $13.1 million in 2011, 2010 and 2009, respectively. The total fair value of options vested was $2.7 million and $3.2 million in 2011 and 2010, respectively.

Income tax benefits resulting from stock option exercises credited to additional paid-in capital totaled $2.1 million, $1.4 million, and $4.8 million, in 2011, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2011	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2011	Weighted Average Exercise Price
$ 5.92-10.00	460,661	1.62	$8.80	460,661	$8.80
10.01-15.00	2,068,006	5.19	13.97	1,281,506	13.89
15.01-19.92	320,453	7.84	19.70	21,203	16.61

$ 5.92-19.92	2,849,120	4.91	$13.78	1,763,370	$12.59

The table below summarizes option activity for the year ended December 31, 2011:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2011	3,374	$13.80		$43,460	$6.26
Granted	—	—		—	—
Exercised	(447)	13.68		(5,469)	5.45
Forfeited	(78)	15.21		(886)	6.18

Outstanding at December 31, 2011	2,849	$13.78	4.91 years	$36,760	$6.38

Exercisable at December 31, 2011	1,763	$12.59	3.52 years	$24,848	$5.93

The weighted average fair value of unvested options was $7.12, $6.66 and $6.08 as of December 31, 2011, 2010 and 2009, respectively. The weighted average fair value of options that vested during 2011, 2010 and 2009 was $5.93, $5.87 and $5.35, respectively.

The Company granted 246,000 and 300,000 RSUs in 2011 and 2010, respectively, and there were no RSUs granted in 2009. The Company granted 20,000 RSAs in 2011. The Company did not grant RSAs in 2010 and 2009. Of the 246,000 RSUs granted in 2011, 225,000 were related to executive grants and 21,000 were granted as part of the AMP plan. The weighted average grant date fair value for RSUs not part of the AMP plan was $23.08 in 2011 and $16.20 in 2010. The weighted average grant date fair value for RSUs granted as part of the AMP plan was $26.19 in 2011. The weighted average grant date fair value for RSAs was $26.34 in 2011.

Shares of restricted stock or restricted stock units may be granted to employees and directors and typically vest over approximately two to five year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited may again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Total compensation expense related to restricted stock was $5.7 million, $1.5 million and $1.3 million in 2011, 2010 and 2009, respectively. At December 31, 2011 there was $5.4 million of total unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a period of 2.4 years.

During the year 287,000 restricted shares vested, 150,000 of these shares were restricted stock units attributed to an immediate vest modification related to the separation of a key executive, and 137,000 of these shares were restricted stock awards granted in 2006. The total value of shares vesting during the year was $4.0 million for restricted stock units and $3.2 million for restricted stock awards. There were no shares vested under the AMP Plan.

During 2011, the Company recorded a $3.5 million charge for separation costs primarily related to the accelerated vesting of the aforementioned 150,000 restricted stock units and 50,000 stock option previously granted to a former key executive. The total incremental compensation cost resulting from the modification was $1.3 million.

The following table summarizes information about restricted stock activity:

	Restricted Stock (In Thousands)	Weighted Average Grant Price
Outstanding at January 1, 2011	438	$17.01
Granted	266	23.57
Vested	(287)	25.24
Forfeited	(2)	22.84

Outstanding at December 31, 2011	415	$19.64

Note I: Franchising of Aaron’s Sales and Lease Ownership Stores

The Company franchises Aaron’s Sales & Lease Ownership stores. As of December 31, 2011 and 2010, 943 and 946 franchises had been granted, respectively. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales & Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees are received before the substantial completion of the Company’s obligations and deferred. Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees.

Franchise agreement fee revenue was $2.6 million, $3.0 million and $3.8 million and royalty revenue was $52.0 million, $47.9 million and $42.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred franchise and area development agreement fees, included in customer deposits and advance payments in the accompanying consolidated balance sheets, were $4.7 million and $5.5 million at December 31, 2011 and 2010, respectively.

Franchised Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(Unaudited)	2011	2010	2009
Franchised stores open at January 1,	664	597	504
Opened	55	62	84
Added through acquisition	—	10	—
Purchased from the Company	9	10	37
Purchased by the Company	(7)	(12)	(19)
Closed, sold or merged	(8)	(3)	(9)

Franchised stores open at December 31,	713	664	597

Company-operated Aaron’s Sales & Lease Ownership store activity is summarized as follows:

(Unaudited)	2011	2010	2009
Company-operated stores open at January 1,	1,146	1,082	1,037
Opened	57	86	85
Added through acquisition	8	14	19
Closed, sold or merged	(51)	(36)	(59)

Company-operated stores open at December 31,	1,160	1,146	1,082

Company-operated HomeSmart store activity is summarized as follows:

(Unaudited)	2011	2010
Company-operated stores open at January 1,	3	—
Opened	24	3
Added through acquisition	44	—

Company-operated stores open at December 31,	71	3

In 2011, Sales and Lease Ownership segment acquired the lease contracts, merchandise and other related assets of 38 stores, including seven franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of eight stores. In 2010, the Company acquired the lease contracts, merchandise and other related assets of 30 stores, including 12 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 14 stores. In 2009, the Company acquired the lease contracts, merchandise and other related assets of 44 stores, including 19 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 29 stores.

In 2011, HomeSmart operations acquired the lease contracts, merchandise and other related assets of 47 stores and merged certain acquired stores into existing stores, resulting in a net gain of 44 stores.

Note J: Acquisitions and Dispositions

During 2011, the Company acquired the lease contracts, merchandise and related assets of a net of 52 sales and lease ownership stores for an aggregate purchase price of $41.4 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $13.4 million for lease merchandise, $500,000 for fixed assets, and $21,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2011, representing goodwill, was $22.9 million. The fair value of acquired separately identifiable intangible assets included $2.7 million for customer lists, $1.7 million for non-compete intangibles, and $255,000 for acquired franchise development rights. The weighted average amortization period for these intangibles was 2.5 years.

During 2010, the Company acquired the lease contracts, merchandise and other related assets of a net of 14 sales and lease ownership stores for an aggregate purchase price of $17.9 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $6.5 million for lease merchandise, $333,000 for fixed assets and $34,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2010, representing goodwill, was $9.2 million. The fair value of acquired separately identifiable intangible assets included $748,000 for customer lists, $541,000 for non-compete intangibles and $496,000 for acquired franchise development rights. The weighted average amortization period for these intangibles was 2.7 years.

During 2009, the Company acquired the lease contracts, merchandise and other related assets of a net of 29 sales and lease ownership stores for an aggregate purchase price of $25.2 million. Consideration transferred consisted primarily of cash. Fair value of acquired tangible assets included $9.5 million for lease merchandise, $712,000 for fixed assets and $28,000 for other assets. The excess cost over the fair value of the assets and liabilities acquired in 2010, representing goodwill, was $12.0 million. The fair value of acquired separately identifiable intangible assets included $1.1 million for customer lists, $695,000 for non-compete intangibles and $477,000 for acquired franchise development rights. The weighted average amortization period for these intangibles was 2.4 years.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2011, 2010 and 2009 consolidated financial statements was not significant. The estimated amortization of sales and lease ownership stores customer lists, reacquired franchise development rights and non-compete intangibles in future years approximates $916,000, $728,000, $191,000, $34,000 and $32,000 for 2012, 2013, 2014, 2015 and 2016, respectively. The estimated amortization of HomeSmart customer lists and non-compete intangibles in future years approximates $1.0 million, $826,000, and $202,000 for 2012, 2013, and 2014, respectively. All goodwill acquired in 2011, 2010 and 2009 is expected to be deductible for tax purposes.

The following is a summary of the Aaron’s Sales & Lease Ownership Company-operated stores’ intangible assets by category at December 31:

(In Thousands)	2011	2010	2009
Customer Relationship Intangible, Gross	$3,698	$6,675	$8,267
Accumulated Amortization on Customer Relationship Intangible	(1,827)	(5,719)	(6,406)
Reacquired Franchise Intangible, Gross	1,227	2,814	3,561
Accumulated Amortization on Re-acquired Franchise Rights	(307)	(862)	(938)
Non-Compete Intangible, Gross	2,133	1,402	861
Accumulated Amortization on Non-Compete Intangible	(906)	(478)	(145)

The Company periodically sells sales and lease ownership stores to franchisees and third party operators. The Company sold 25, 11 and 37 of its Aaron’s Sales and Lease Ownership stores in 2011, 2010 and 2009, respectively. The effect of these sales on the consolidated financial statements was not significant.

The following is a summary of the HomeSmart stores’ intangible assets by category:

(In Thousands)	2011
Customer Relationship Intangible, Gross	$1,402
Accumulated Amortization on Customer Relationship Intangible	(194)
Reacquired Franchise Intangible, Gross	—
Accumulated Amortization on Re-acquired Franchise Rights	—
Non-Compete Intangible, Gross	957
Accumulated Amortization on Non-Compete Intangible	(117)

The Company did not sell any of its HomeSmart stores in 2011.

Note K: Segments

Description of Products and Services of Reportable Segments

Aaron’s, Inc. has four reportable segments: Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing. In all periods presented, HomeSmart was reclassified from the Other segment to the HomeSmart segment. During 2008, the Company sold its corporate furnishings division. The Aaron’s Sales & Lease Ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division offers electronics, residential furniture, appliances and consumers primarily on a weekly payment basis with no credit requirement. The Company’s franchise operation sells and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore the Manufacturing Segment revenues and earnings before income taxes are solely the result of intercompany transactions and are eliminated through the Elimination of Intersegment Revenues. The Company has elected to aggregate certain operating segments.

Earnings before income taxes for each reportable segment are generally determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2011, 2010 and 2009.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are rather maintained and controlled by corporate headquarters.

•

The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.

•

Advertising expense in the Sales and Lease Ownership and HomeSmart segments is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line below.

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

Included in the Earnings Before Income Taxes results above for the Sales and Lease Ownership segment is a $36.5 million charge for the lawsuit expense described in Note F. As discussed in Note N, the Company sold substantially all of the assets of the Aaron’s Corporate Furnishings division during the fourth quarter of 2008. For financial reporting purposes, this division has been classified as a discontinued operation and is not included in our segment information as shown below.

Information on segments and a reconciliation to earnings before income taxes from continuing operations are as follows:

(In Thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues From External Customers:
Sales and Lease Ownership	$1,938,991	$1,803,778	$1,685,841
Franchise	63,255	59,112	52,941
HomeSmart	15,624	56	—
Manufacturing	89,430	79,115	72,473
Other	9,960	16,458	19,320

Revenues of Reportable Segments	2,117,260	1,958,519	1,830,575
Elimination of Intersegment Revenues	(89,953)	(80,109)	(73,184)
Cash to Accrual Adjustments	(3,258)	(1,563)	(4,604)

Total Revenues from External Customers	$2,024,049	$1,876,847	$1,752,787

Earnings Before Income Taxes:
Sales and Lease Ownership	$143,686	$159,417	$147,261
Franchise	49,577	45,935	39,335
HomeSmart	(7,283)	(318)	—
Manufacturing	2,960	3,216	3,329
Other	(141)	(7,847)	(5,676)

Earnings Before Income Taxes for Reportable Segments	188,799	200,403	184,249
Elimination of Intersegment Profit	(2,959)	(3,218)	(3,341)
Cash to Accrual and Other Adjustments	(2,463)	(6,399)	(4,469)

Total Earnings Before Income Taxes From Continuing Operations	$183,377	$190,786	$176,439

Assets:
Sales and Lease Ownership	$1,293,151	$1,248,785	$1,110,675
Franchise	56,131	55,789	51,245
HomeSmart	50,600	955	—
Manufacturing	11,142	14,723	15,512
Other	324,125	181,820	144,024

Total Assets	$1,735,149	$1,502,072	$1,321,456

Depreciation and Amortization:
Sales and Lease Ownership	$588,036	$539,669	$508,218
Franchise	41	41	192
HomeSmart	5,933	21	—
Manufacturing	1,294	2,958	1,888
Other	8,260	6,843	9,073

Total Depreciation and Amortization	$603,564	$549,532	$519,371

Interest Expense:
Sales and Lease Ownership	$4,473	$2,937	$4,030
Franchise	—	—	—
HomeSmart	201	2	—
Manufacturing	142	15	15
Other	(107)	142	254

Total Interest Expense	$4,709	$3,096	$4,299

Capital Expenditures:
Sales and Lease Ownership	$53,502	$73,166	$76,151
HomeSmart	11,349	202	—
Manufacturing	6,521	6,584	1,474
Other	11,752	9,118	6,338

Total Capital Expenditures from Continuing Operations	$83,124	$89,070	$83,963

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$3,258	$4,470	$3,781
Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$1,527	$15,093	$6,469

Note L – Related Party Transactions

The Company leases certain properties under capital leases with certain related parties that are more fully described in Note D above.

In the fourth quarter of 2011, the Company purchased an airplane for $2.8 million and sold it to R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, for the same amount. The Company paid approximately $80,000 in brokerage fees in connection with the transaction, for which Mr. Loudermilk reimbursed the Company. In the fourth quarter of 2011, the Company transferred a Company-owned vehicle to Mr. Loudermilk valued at $21,000.

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

In the second quarter of 2009, the Company entered into an agreement with R. Charles Loudermilk, Sr. to exchange 750,000 of Mr. Loudermilk, Sr.’s shares of the Company’s former Class A Common Stock for 624,503 shares of its former Nonvoting Common Stock having approximately the same fair market value, based on a 30 trading day average.

Note M: Quarterly Financial Information (Unaudited)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
Revenues	$532,665	$482,700	$485,195	$523,489
Gross Profit *	259,542	236,958	231,942	242,163
Earnings Before Taxes From Continuing Operations	71,919	17,627	45,092	48,739
Net Earnings	44,389	10,799	28,045	30,534
Earnings Per Share	.55	.14	.36	.40
Earnings Per Share Assuming Dilution	.55	.13	.36	.40

Year Ended December 31, 2010
Revenues	$495,269	$444,999	$452,150	$484,429
Gross Profit *	239,827	215,725	217,994	226,822
Earnings Before Taxes From Continuing Operations	59,562	39,329	42,085	49,810
Net Earnings	36,975	24,435	26,179	30,787
Earnings Per Share	.45	.30	.32	.38
Earnings Per Share Assuming Dilution	.45	.30	.32	.38

*	Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.

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

Summarized operating results for the Aaron’s Corporate Furnishings division for the years ended December 31 are as follows:

(In Thousands)	2011	2010	2009
Revenues	$—	$—	$—
Loss Before Income Taxes	—	—	(447)
Loss From Discontinued Operations, Net of Tax	—	—	(277)

Note O: Deferred Compensation Plan

Effective July 1, 2009, the Company implemented the Aaron’s, Inc. Deferred Compensation Plan (the “Plan”) an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company elected to make restoration matching contributions on behalf of eligible employees to compensate for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $6.3 million and $3.5 million as of December 31, 2011 and 2010, respectively. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $5.8 million and $3.5 million as of December 31, 2011 and 2010, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $306,000, $231,000 and $130,000 in 2011, 2010 and 2009, respectively. Benefits of $77,000 have been paid as of December 31, 2011. No benefits were paid in 2010.

Note P: Variable Interest Entities

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by subordinated debt. Perfect Home is based in the United Kingdom and operates over 40 retail stores. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at anytime through December 31, 2013. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

Perfect Home is a VIE as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home totaling less than a thousand dollars at December 31, 2011 is accounted for as a cost method investment and is included in prepaid expenses and other assets. The notes purchased from Perfect Home totaling $15.9 million at December 31, 2011 are accounted for as held to maturity securities in accordance with ASC 320, Debt and Equity Securities and are included in investment securities. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values. The Company recorded aggregate transaction losses related to the investment of $228,000 to expense during the year ended December 31, 2011. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $15.9 million at December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2011. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

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

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference in response to this item.

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

3.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1	Asset Purchase Agreement between CORT Business Services Corporation as Buyer and the Company as Seller dated as of September 12, 2008, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is by this reference incorporated herein.

3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement, as amended, on Form 8-A/A , Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

3.2	Amended and Restated By-laws of the Company, filed as Exhibit 3.2 to the Company’s Registration Statement, as amended, on Form 8-A/A, Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.2.

10.1	The Company’s Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

10.2	Loan Agreement between Fort Bend County Industrial Development Corporation and the Company relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is by this reference incorporated herein.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.3	Letter of Credit and Reimbursement Agreement between the Company and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.4	The Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

10.5	Amended and Restated Master Agreement by and among the Company, SunTrust Bank and SouthTrust Bank, dated as of October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.6	Amendment Number One to the Servicing Agreement by and between the Company and SunTrust Bank dated as of April 30, 2003, filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which exhibit is by this reference incorporated herein.

10.7	First Amendment to the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.8	Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

10.9	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent, filed as Exhibit 10(jj) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.10	First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which exhibit is by this reference incorporated herein.

10.11	Consent Agreement made and entered into as of April 7, 2006 by and among the Company as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (pp) to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2006 (the “6/30/06 10-Q”), which exhibit is incorporated by this reference.

10.12	Consent Agreement made and entered into as of April 7, 2006 by and among the Company and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (qq) to the 6/30/06 10-Q, which exhibit is by this reference incorporated herein.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.13	Amendment to Option and Award Agreement under the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 10(pp) to the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is by this reference incorporated herein. *

10.14	Revolving Credit Agreement, dated as of May 23, 2008, among the Company, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008 (the “5/30/08 8-K”), which exhibit is by this reference incorporated herein.

10.15	Subsidiary Guaranty Agreement, dated as of May 23, 2008, between Aaron Investment Company and SunTrust Bank, as administrative agent, filed as Exhibit 10.2 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.16	Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 23, 2008, filed as Exhibit 10.3 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.17	Amended and Restated Guaranty Agreement, dated as of May 23, 2008, among Aaron Investment Company and SunTrust Bank, as servicer, filed as Exhibit 10.4 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.18	First Amendment, dated as of November 4, 2008, to Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2008, which exhibit is by this reference incorporated herein.

10.19	The Company’s Amended and Restated 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 10, 2009, which exhibit is by this reference incorporated herein. *

10.20	Form of Share Exchange Agreement, among the Company and R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2009, which exhibit is by this reference incorporated herein.

10.21	First Amendment to the Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 22, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated herein.

10.22	Second Amendment to Servicing Agreement, by and among the Company, as sponsor, SunTrust Bank, as servicer, dated as of May 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated.

10.23	The Company’s Deferred Compensation Plan Master Plan Document filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.24	Form of Aaron’s, Inc. Performance-Based Vesting Restricted Stock Award Agreement under the 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

10.25	Second Amended and Restated Loan Facility Agreement and Guaranty with SunTrust Bank, as servicer, and the other participants listed therein, attached hereto as Exhibit 10.1, to the Company’s Current Report on Form 8-K, filed with the Commission on June 18, 2010, which exhibit is by this reference incorporated herein.

10.26	The Company’s Employees Retirement Plan and Trust, as amended and restated, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

10.27	Narrative Description of Amendment to 2001 Stock Option and Incentive Award Plan, as Amended and Restated, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

10.28	First Amendment made and entered into as of March 31, 2011 to the Second Amended and Restated Loan Facility Agreement and Guaranty, dated as of June 18, 2010, by and among Aarons, Inc. as sponsor, each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, which exhibit is by this reference incorporated herein.

10.29	First Amendment made and entered into on March 31, 2011 to the Revolving Credit Agreement, dated as of May 23, 2008, by and among Aaron’s, Inc., each of the other lending institutions party thereto as participants, and SunTrust Bank as administrative agent for the lenders, which exhibit is by this reference incorporated herein.

10.30	Second Amendment made and entered into on April 19, 2011 to the Note Purchase Agreement, dated as of July 27, 2005, by and among Aaron’s, Inc., Aaron Investment Company, and the holders of the Notes, which exhibit is by this reference incorporated herein.

10.31	Second Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the other financial institutions party thereto as lenders, dated as of May 18, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

10.32	Second Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 18, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

10.33	Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of July 5, 2011 and Form of Senior Note, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011 (“the 7/8/2011 Form 8-K”), which exhibit is by this reference incorporated herein.

10.34	Third Letter Amendment made as of July 5, 2011 to Note Purchase Agreement by and among Aaron’s, Inc. (f/k/a Aaron Rents, Inc.) and certain other obligors and the purchasers dated as of July 27, 2005, as amended by a First Amendment to Note Purchase Agreement, dated as of November 4, 2008, and a letter amendment, dated as of April 19, 2011, filed as Exhibit 10.2 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.35	Third Amendment made and entered into as of July 1, 2011 to Revolving Credit Agreement dated as of May 23, 2008 by and among Aaron’s, Inc., the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10.3 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.36	Third Amendment made and entered into as of July 1, 2011 to Second Amended and Restated Loan Facility Agreement and Guaranty dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10.4 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

(b) EXHIBITS

The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.

(c) FINANCIAL STATEMENTS AND SCHEDULES

The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2012.

AARON’S, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February 2012.

SIGNATURE	TITLE

/s/ R. CHARLES LOUDERMILK, SR. R. Charles Loudermilk, Sr.	Chairman of the Board of Directors

/s/ RONALD W. ALLEN Ronald W. Allen	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM K. BUTLER, JR. William K. Butler, Jr.	Chief Operating Officer and Director

/s/ Cynthia N. Day Cynthia N. Day	Director

/s/ LEO BENATAR Leo Benatar	Director

/s/ DAVID L. KOLB David L. Kolb	Director

/s/ RAY M. ROBINSON	Director
Ray M. Robinson

/S/ JOHN SCHUERHOLZ John Schuerholz	Director