Form 10-Q
period 2012-03-31
AARON'S INC
filed 2012-05-08
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 30, 2012
Common Stock, $.50 Par Value	76,045,340

AARON’S, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS:
Cash and Cash Equivalents	$234,135	$176,257
Investment Securities	118,568	98,132
Accounts Receivable (net of allowances of $3,555 in 2012 and $4,768 in 2011)	88,851	87,471
Lease Merchandise	1,357,800	1,363,903
Less: Accumulated Depreciation	(501,377)	(501,627)

	856,423	862,276
Property, Plant and Equipment, Net	225,853	226,619
Goodwill	222,293	219,342
Other Intangibles, Net	5,998	6,066
Prepaid Expenses and Other Assets	52,167	49,101
Assets Held For Sale	12,117	9,885

Total Assets	$1,816,405	$1,735,149

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$277,844	$231,553
Accrued Litigation Expense	—	41,720
Deferred Income Taxes Payable	284,515	286,962
Customer Deposits and Advance Payments	47,392	44,571
Credit Facilities	153,561	153,789

Total Liabilities	763,312	758,595
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares; Shares Issued: 90,752,123 at March 31, 2012 and December 31, 2011	45,376	45,376
Additional Paid-in Capital	212,870	212,311
Retained Earnings	988,785	918,699
Accumulated Other Comprehensive Income	830	274

	1,247,861	1,176,660
Less: Treasury Shares at Cost,
Common Stock, 14,708,533 Shares at March 31, 2012 and 15,111,635 Shares at December 31, 2011	(194,768)	(200,106)

Total Shareholders’ Equity	1,053,093	976,554

Total Liabilities & Shareholders’ Equity	$1,816,405	$1,735,149

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$435,106	$398,224
Retail Sales	13,748	14,006
Non-Retail Sales	115,563	100,447
Franchise Royalties and Fees	17,505	16,343
Other	4,954	3,645

	586,876	532,665

COSTS AND EXPENSES:
Retail Cost of Sales	7,724	8,480
Non-Retail Cost of Sales	104,882	91,089
Operating Expenses	234,910	216,410
Reversal of Accrued Lawsuit Expense	(35,500)	—
Depreciation of Lease Merchandise	158,161	144,093
Interest	1,670	674

	471,847	460,746

EARNINGS BEFORE INCOME TAXES	115,029	71,919
INCOME TAXES	43,803	27,530

NET EARNINGS	$71,226	$44,389

EARNINGS PER SHARE
Basic	$.94	$.55

Assuming Dilution	.92	.55

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.013
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,971	80,089
Assuming Dilution	77,032	81,096

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
(In Thousands)	2012	2011
Net Earnings	$71,226	$44,389
Other Comprehensive Income:
Foreign Currency Translation Adjustments , Net of Tax of $212 and $113 at March 31, 2012 and 2011, respectively	344	185
Unrealized Loss on Derivatives Designated as Hedges, Net of Tax of $12 at March 31, 2011	—	(20)

Total Other Comprehensive Income	344	165

Comprehensive Income	$71,570	$44,554

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$71,226	$44,389
Depreciation of Lease Merchandise	158,161	144,093
Other Depreciation and Amortization	13,450	14,568
Additions to Lease Merchandise	(276,385)	(261,749)
Book Value of Lease Merchandise Sold or Disposed	126,133	109,043
Change in Deferred Income Taxes	(2,447)	22,946
Bad Debt Expense	4,063	3,656
Loss on Sale of Property, Plant, and Equipment	145	150
Gain on Asset Dispositions	—	(481)
Change in Income Tax Receivable	2,615	82,378
Change in Accounts Payable and Accrued Expenses	47,989	(10,515)
Change in Accrued Litigation Expense	(41,720)	—
Change in Accounts Receivable	(5,443)	391
Excess Tax Benefits from Stock-Based Compensation	(1,294)	(299)
Change in Other Assets	(5,109)	(2,733)
Change in Customer Deposits	2,821	(3,148)
Stock-Based Compensation	1,021	1,077
Other Changes, Net	(566)	599

Cash Provided by Operating Activities	94,660	144,365

INVESTING ACTIVITIES:
Purchases of Investment Securities	(22,858)	—
Additions to Property, Plant and Equipment	(15,358)	(15,775)
Acquisitions of Businesses and Contracts	(5,913)	(1,616)
Proceeds from Maturities of Investment Securities	2,500	—
Proceeds from Dispositions of Businesses and Contracts	—	2,494
Proceeds from Sales of Property, Plant, and Equipment	1,275	2,753

Cash Used in Investing Activities	(40,354)	(12,144)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,037	2,500
Repayments on Credit Facilities	(2,265)	(2,827)
Dividends Paid	(2,274)	(1,055)
Acquisition of Treasury Stock	—	(9,158)
Excess Tax Benefits from Stock-Based Compensation	1,294	299
Issuance of Stock Under Stock Option Plans	4,780	2,215

Cash Provided by (Used in) Financing Activities	3,572	(8,026)

Increase in Cash and Cash Equivalents	57,878	124,195
Cash and Cash Equivalents at Beginning of Period	176,257	72,022

Cash and Cash Equivalents at End of Period	$234,135	$196,217

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—Basis of Presentation

The consolidated financial statements include the accounts of Aaron’s, Inc. (“we,” “our,” “us,” “Aaron’s” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet as of March 31, 2012, the consolidated statements of earnings, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011, are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the HomeSmart division was reclassified from the Other segment to the HomeSmart segment in Note C to the consolidated financial statements. In all periods presented, bad debt expense was reclassified from change in accounts receivable to a separate line on the consolidated statements of cash flows.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Investment Securities

The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates during 2012 and 2013.The amortized cost, gross unrealized gains and losses, and fair value of investment securities held to maturity are as follows.

March 31, 2012 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$101,729	$93	$(150)	$101,672
Perfect Home Bonds	16,839	—	—	16,839

	$118,568	$93	$(150)	$118,511

December 31, 2011 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$82,243	$15	$(664)	$81,594
Perfect Home Bonds	15,889	—	—	15,889

	$98,132	$15	$(664)	$97,483

The amortized cost and fair value of held to maturity securities at March 31, 2012, by contractual maturity are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$77,778	$77,744
Due in years one through two	40,790	40,767

Ending Balance	$118,568	$118,511

Information pertaining to held to maturity securities with gross unrealized losses is as follows. All of the securities have been in a continuous loss position for less than 12 months.

March 31, 2012 (In Thousands)	Fair Value	Gross Unrealized Losses
Corporate Bonds	$49,185	$(150)

December 31, 2011 (In Thousands)	Fair Value	Gross Unrealized Losses
Corporate Bonds	$72,315	$(664)

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

The unrealized losses at March 31, 2012 related principally to the increases in short-term market interest rates that occurred since the securities were purchased and 27 of the 56 securities are in an unrealized loss position as of March 31, 2012. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investment securities until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary. At December 31, 2011, the unrealized losses related principally to the increases in short-term market interest rates that occurred since the securities were purchased and 38 of the 44 securities are in an unrealized loss position as of December 31, 2011.

Lease Merchandise

Lease merchandise adjustments for the three month period ended March 31 were $11.0 million in 2012 and $9.5 million in 2011. These adjustments are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles

During the three months ended March 31, 2012 the Company recorded $2.7 million in goodwill, $368,000 in customer relationship intangibles, $222,000 in non-compete intangibles, and $126,000 in acquired franchise development rights in connection with a series of acquisitions in the Sales and Lease Ownership segment. The aggregate purchase price for these Sales and Lease Ownership acquisitions totaled $5.5 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $572,000 and $500,000 for the three month periods ended March 31, 2012 and 2011, respectively for the Sales and Lease Ownership segment. The purchase price allocations in the current year are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

During the three months ended March 31, 2012 the Company recorded $216,000 in goodwill, $26,000 in customer relationship intangibles, and $18,000 in non-compete intangibles in connection with a series of acquisitions in the HomeSmart segment. The aggregate purchase price for these HomeSmart acquisitions totaled $397,000, with the principal tangible assets acquired consisting of lease merchandise, vehicles and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $255,000 for the three month period ended March 31, 2012 for the HomeSmart businesses. The purchase price allocations in the current year are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The results of operations for the three months ended March 31, 2012 and 2011 include $425,000 and $599,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended March 31, 2012 and 2011 include $596,000 and $478,000, respectively, in compensation expense related to restricted stock unit (“RSUs”) awards and restricted stock awards (“RSAs”).

The Company granted 22,000 RSUs in the three months ended March 31, 2012. The Company granted 225,000 RSUs in the three months ended March 31, 2011. Approximately 401,000 and 161,000 options were exercised during the three month periods ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, 137,000 RSAs vested. The aggregate number of shares of common stock that may be issued or transferred under the Company’s incentive stock awards plan is 14,678,704 as of March 31, 2012.

For terms and conditions of the awards under the Company’s stock-based compensation plans refer to Note H in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $7.9 million and $6.3 million as of March 31, 2012 and December 31, 2011, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $7.4 million and $5.8 million as of March 31, 2012 and December 31, 2011, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $78,000 and $101,000 in the three month periods ended March 31, 2012 and 2011, respectively. Total benefits of $41,000 and $27,000 were paid in the first three months of 2012 and 2011, respectively.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008.

As of March 31, 2012 and December 31, 2011, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.2 million, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 876,000 and 906,000 for the three months ended March 31, 2012 and 2011, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 181,000 and 101,000 for the three months ended March 31, 2012 and 2011, respectively. RSAs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 4,000 for the three months ended March 31, 2012 and had no impact for the three months ended March 31, 2011.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the three months ended March 31, 2012. Anti-dilutive stock options excluded from the computation for earnings per share assuming dilution were 293,000 for the three months ended March 31, 2011. There were no anti-dilutive RSUs and RSAs that were excluded from the computation of earnings per share assuming dilution for the three months ended March 31, 2012. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 424,000 for the three months ended March 31, 2011.

Assets Held for Sale

Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at March 31, 2012 and December 31, 2011. After adjustment to fair value, the $12.1 million and $9.9 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements.

Variable Interest Entities

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by subordinated debt. Perfect Home is based in the United Kingdom and operates 46 retail stores. As part of the transaction, the Company also received notes, an option to acquire the remaining interest in Perfect Home at anytime through December 31, 2013 and an option to sell its interest in Perfect Home. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

For accounting purposes Perfect Home is considered a VIE as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at March 31, 2012 and December 31, 2011, is accounted for as a cost method investment and is included in prepaid expenses and other assets. The notes purchased from Perfect Home totaling $16.8 million at March 31, 2012 and $15.9 million at December 31, 2011 are accounted for as held to maturity securities in accordance with ASC 320, Debt and Equity Securities, and are included in investment securities. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values. The Company recorded aggregate foreign currency exchange gains related to the investment of $504,000 during the quarter ended March 31, 2012. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totaled $16.8 million at March 31, 2012.

Concentration of Credit Risk

The Company maintained its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.

Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, Perfect Home Bonds, accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The following tables summarize assets measured at fair value on a nonrecurring basis:

March 31, 2012 (In Thousands)	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$	12,117	$—	$12,117	$—

December 31, 2011 (In Thousands)	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$	9,885	$—	$9,885	$—

Assets Held for Sale represents real estate properties that consist primarily of parcels of land. The Company estimated the fair values of these properties using the market values for similar properties. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value. During the three month period ended March 31, 2012, the Company did not write down any assets held for sale. During the year ended December 31, 2011, assets held for sale with a carrying amount of $10.4 million were written down to their fair value of $9.9 million, resulting in a loss of $453,000 which is included in operating expenses. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop these properties.

The following tables summarize the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

March 31, 2012 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$101,672	$—	$101,672	$—
Fixed Rate Long Term Debt	135,853	—	135,853	—

December 31, 2011 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$81,594	$—	$81,594	$—
Fixed Rate Long Term Debt	135,031	—	135,031	—

The fair value of Corporate Bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market. The fair value of fixed rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value and fair value of fixed rate long term debt at March 31, 2012 was $137.0 million and $135.9 million, respectively and $137.0 million and $135.0 million, respectively at December 31, 2011.

Recent Accounting Pronouncements

In May 2011, “FASB” issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-4 is effective for annual periods beginning after December 15, 2011 and the Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three months ended March 31, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

Note B – Credit Facilities

See Note D to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Note C – Segment Information

Aaron’s, Inc. has four reportable segments: Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing. In all periods presented, HomeSmart was reclassified from the Other segment to the HomeSmart segment.

	Three Months Ended March 31,
(In Thousands)	2012	2011
Revenues From External Customers:
Sales and Lease Ownership	$558,023	$512,998
Franchise	17,505	16,343
HomeSmart	12,635	330
Manufacturing	30,228	28,409
Other	3,383	2,620

Revenues of Reportable Segments	621,774	560,700
Elimination of Intersegment Revenues	(30,228)	(28,591)
Cash to Accrual Adjustments	(4,670)	556

Total Revenues from External Customers	$586,876	$532,665

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$104,552	$57,217
Franchise	14,166	12,916
HomeSmart	(1,655)	(496)
Manufacturing	1,104	1,391
Other	(271)	1,820

Earnings Before Income Taxes for Reportable Segments	117,896	72,848
Elimination of Intersegment Profit	(1,104)	(1,391)
Cash to Accrual and Other Adjustments	(1,763)	462

Total Earnings Before Income Taxes	$115,029	$71,919

Earnings before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Sales and lease ownership revenues are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2012 and 2011.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

•

The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.

•

Advertising expense in the Sales and Lease Ownership and HomeSmart segments is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line.

•

Sales and lease ownership lease merchandise write-offs are recorded using the direct write-off method for management reporting purposes and using the allowance method for financial reporting purposes. The difference between these two methods is reflected as part of the Cash to Accrual and Other Adjustments line.

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to operating segments based on relative total assets.

Revenues in the “Other” category are primarily revenues of the Aaron’s Office Furniture division, from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. Included in the Earnings Before Income Taxes above for the Sales and Lease Ownership segment is the reversal of a lawsuit accrual of $35.5 million described in Note D.

Note D – Commitments

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

Guarantees

The Company has guaranteed the borrowings of certain independent franchisees under the franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2012, the portion that the Company will be obligated to repay in the event franchisees defaulted was $111.4 million. Of this amount, approximately $89.8 million represents franchise borrowings outstanding under the franchisee loan program and approximately $21.6 million represents franchise borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchise loan and guaranty program.

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

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80.0 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million. The Company had previously recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million.

On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement agreement in the amount of $6.0 million. The Company recognized $35.5 million of income related to the reversal of the lawsuit accrual in the first quarter of 2012.

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims and is awaiting a ruling from the court. The parties were ordered by the court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. Discovery is proceeding, and to date, no class has been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. The Court entered an order dismissing all claims against Aaron’s, Inc. on March 20, 2012, but allowed plaintiffs 60 days to conduct third-party discovery against the Company to see if plaintiffs can discover a factual basis for asserting a claim against the Company. On May 1, 2012, plaintiffs filed a motion to extend discovery and the filing of an amended complaint to July 16, 2012.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

In Rebecca Boothe v. Aaron’s, Inc., and Clayton Lingelbach; Stephanie Forsyth v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales; and Adam Mayfield v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales, each filed in the Chancery Court of McNairy County, Tennessee on September 24, 2010 plaintiffs, former employees of a Company corporate store in Tennessee, filed individual complaints against Company and against each of the former general manager and the former customer account manager for the corporate store alleging sexual harassment and retaliation pursuant to Tennessee Human Rights Act, Tenn. Code Ann. § 4-21-101 et seq. Plaintiffs seek compensatory and punitive damages from the Company and each of the former general manager and former customer accounts manager. The Company expressly denies that it subjected any of the plaintiffs to any form of sexual harassment or retaliation. Trial currently is set for July 2012.

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

At March 31, 2012, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is probable, excluding an immaterial amount for which we have already reserved, is from $0 to $7.9 million, although this belief is subject to the uncertainties and variables described above. At March 31, 2012, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is reasonably possible, is from $0 to $5.0 million, although this belief is subject to the uncertainties and variables described above. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Other Commitments

The Company has no long-term commitments to purchase merchandise. At March 31, 2012, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $34.9 million. At March 31, 2012, the Company had $14.6 million in non-cancelable commitments to purchase vehicles.

The Company is a party to various other claims and legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.

See Note F to the consolidated financial statements in the 2011 Annual Report on Form 10-K for further information.

Note E – Related Party Transactions

The Company leases certain properties under capital leases from certain related parties that are described in Note D to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Aaron’s, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of March 31, 2012, and the related consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 8, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with general economic conditions, our growth strategy, competition, trends in corporate spending, our franchise program, litigation, customer privacy, information security, customer demand, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission, and in our other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2012 and 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership Division and the Woodhaven Furniture Industries Division, which manufactures and supplies nearly one-half of the furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.753 billion in 2009 to $2.024 billion in 2011, representing a compound annual growth rate of 7.5%. Total revenues from operations for the three months ended March 31, 2012 were $586.9 million, an increase of $54.2 million, or 10.2%, over the comparable period in 2011.

The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We spend on average approximately $750,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues per store, which we believe represents a higher per store revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations following their opening.

We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and increased consumer credit constraints during current economic conditions have created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that if the current economic climate continues for an extensive period of time or there is another economic downturn that our customer base will not curtail spending on household merchandise.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $63.3 million of revenues in 2011, up from $52.9 million in 2009, representing a compound annual growth rate of 9.4%. Total revenues from franchise royalties and fees for the three months ended March 31, 2012 were $17.5 million, an increase of $1.2 million, or 7.1%, over the comparable period in 2011.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended March 31, 2012, we calculated this amount by comparing revenues for the three months ended March 31, 2012 to revenues for the comparable period in 2011 for all stores open for the entire 15-month period ended March 31, 2012, excluding stores that received lease agreements from other acquired, closed, or merged stores.

Key Components of Earnings

In this management’s discussion and analysis section, we review our consolidated results.

Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.

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

Critical Accounting Policies

Refer to the 2011 Annual Report on Form 10-K.

Results of Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011

For the three months ended March 31, 2012 and 2011, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The entire production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is leased or sold through our Company-operated and franchised stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

(In Thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Increase/ (Decrease) to 2012 from 2011	% Increase/ (Decrease) to 2012 from 2011
REVENUES:
Lease Revenues and Fees	$435,106	$398,224	$36,882	9.3%
Retail Sales	13,748	14,006	(258)	(1.8)
Non-Retail Sales	115,563	100,447	15,116	15.0
Franchise Royalties and Fees	17,505	16,343	1,162	7.1
Other	4,954	3,645	1,309	35.9

	586,876	532,665	54,211	10.2

COSTS AND EXPENSES:
Retail Cost of Sales	7,724	8,480	(756)	(8.9)
Non-Retail Cost of Sales	104,882	91,089	13,793	15.1
Operating Expenses	234,910	216,410	18,500	8.5
Reversal of Accrued Lawsuit Expense	(35,500)	—	(35,500)	—
Depreciation of Lease Merchandise	158,161	144,093	14,068	9.8
Interest	1,670	674	996	147.8

	471,847	460,746	11,101	2.4

EARNINGS BEFORE INCOME TAXES	115,029	71,919	43,110	59.9
INCOME TAXES	43,803	27,530	16,273	59.1

NET EARNINGS	$71,226	$44,389	$26,837	60.5%

Revenues

The 10.2% increase in total revenues, to $586.9 million for the three months ended March 31, 2012, from $532.7 million for the comparable period in 2011, was due mainly to a $45.0 million, or 8.8%, increase in revenues from the Sales and Lease Ownership segment, a $12.3 million increase in revenues from the HomeSmart segment and a $1.2 million, or 7.1%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 7.8% increase in lease revenues and fees and 15.0% increase in non-retail sales (which mainly represents merchandise sold to our franchisees). Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 18 Company-operated stores since March 31, 2011 and a 4.7% increase in same store revenues. Non-retail sales increased primarily due to net additions of 44 franchised stores since March 31, 2011.

HomeSmart segment revenues increased to $12.3 million primarily due to the growth in the number of HomeSmart stores to 74, reflecting a net addition of 69 stores since March 31, 2011.

Franchise segment revenues increased due to a $1.4 million, or 10.1%, increase in royalty income from franchisees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 6.3% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at March 31, 2012 was 716, reflecting a net addition of 44 stores since March 31, 2011.

The $36.9 million increase in lease revenues and fees and $15.1 million in non-retail sales was primarily attributable to our Sales and Lease Ownership segment discussed above. The $1.2 million increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

Included in other revenues for the first three months of 2011 is a $481,000 gain from the sale of three Sales and Lease Ownership stores.

Cost and Expenses

Non-retail cost of sales increased 15.1% to $104.9 million for the three months ended March 31, 2012, from $91.1 million for the comparable period in 2011, and as a percentage of non-retail sales, increased slightly to 90.8% from 90.7% due to a change in the mix of products.

Operating expenses for the three months ended March 31, 2012 increased $18.5 million or 8.5%, to $234.9 million from $216.4 million for the comparable period in 2011 primarily as a result of increased operating expenses related to the growth of the sales and lease ownership business. As a percentage of total revenues, operating expenses were 40.0% for the three months ended March 31, 2012, and 40.6% for the comparable period in 2011.

Reversal of accrued lawsuit expense for the three months ended March 31, 2012 increased $35.5 million from the comparable period in 2011 due to the reversal of an accrual in conjunction with a lawsuit settlement.

Depreciation of lease merchandise increased $14.1 million to $158.2 million for the three months ended March 31, 2012 from $144.1 million during the comparable period in 2011, a 9.8% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased slightly to 36.3% for the three months ended March 31, 2012 from 36.2% for the three months ended March 31, 2011.

Interest expense increased to $1.7 million for the three months ended March 31, 2012, compared with $674,000 for the comparable period in 2011, a 147.8% increase. The increase in interest expense was due to higher debt levels during the first quarter of 2012 as a result of the issuance of senior unsecured notes on July 5, 2011.

Income tax expense increased $16.3 million to $43.8 million for the three months ended March 31, 2012, compared to $27.5 million for the comparable period in 2011, representing a 59.1% increase. The effective tax rate was 38.1% and 38.3% for the three months ended March 31, 2012 and 2011, respectively.

Net Earnings. Net earnings increased $26.8 million to $71.2 million for the three months ended March 31, 2012, compared with $44.4 million for the comparable period in 2011, representing a 60.5% increase. Earnings before income taxes increased $43.1 million or 59.9%, primarily due to a $47.3 million, or 82.7%, increase in the Sales and Lease Ownership segment and a $1.3 million, or 9.7%, increase in the Franchise segment, offset by a $1.2 million decrease in the HomeSmart segment. As a percentage of total revenues, net earnings were 12.1% and 8.3% for the three month periods ended March 31, 2012 and 2011, respectively. The increased net earnings resulted primarily from the maturing of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 4.8% increase in same store revenues, a 10.1% increase in franchise royalties and fees, and the reversal of $35.5 million of accrued lawsuit expense resulting from a settlement.

Balance Sheet

Cash and Cash Equivalents. Our cash and cash equivalents balance increased to $234.1 million at March 31, 2012, from $176.3 million at December 31, 2011. The $57.9 million increase in our cash balance is due to cash flow generated from operations and financing activities, less cash used by investing activities. For additional information, refer to the “Liquidity and Capital Resources” section below.

Investment Securities. Our investment securities balance increased to $118.6 million at March 31, 2012 from $98.1 million at December 31, 2011. The $20.4 million increase was primarily a result of purchases of corporate bonds in the first three months of 2012.

Goodwill. The $3.0 million increase in goodwill, to $222.3 million at March 31, 2012 from $219.3 million on December 31, 2011, is primarily the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2011. The aggregate purchase price for these asset acquisitions totaled $5.9 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.

Accounts Payable and Accrued Expenses. The increase of $46.3 million in accounts payable and accrued expenses, to $277.8 million at March 31, 2012, from $231.5 million at December 31, 2011, is the result of a $41.1 million increase in current income taxes payable and fluctuations in the timing of payments.

Accrued Litigation Expense. Accrued litigation expense decreased $41.7 million from $41.7 million at December 31, 2011 as a result of the reversal of a previous accrual in conjunction with a settlement of a legal proceeding.

Liquidity and Capital Resources

General

Cash inflows from operating activities for the three months ended March 31, 2012 and 2011 were $94.7 million and $144.4 million, respectively. Cash inflows from operating activities for the three months ended March, 31, 2012 included the $35.5 million reversal of the accrued lawsuit expense. The decrease in cash flows from operating activities is primarily related to lower tax refunds and increased purchases of lease merchandise in 2012, partially offset by higher earnings.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions of Sales and Lease Ownership stores and shown under investing activities was $1.9 million for the first three months of 2012, and $586,000 for the comparable 2011 period. Sales of Sales and Lease Ownership stores are an additional source of investing cash flows in each period presented. There were no sales of sales and lease ownership stores in the first quarter of 2012. Proceeds from such sales were $2.5 million for the first three months of 2011. The amount of lease merchandise purchased in acquisitions of HomeSmart stores shown under investing activities was $112,000 for the first three months of 2012. There were no purchases for HomeSmart in the first three months of 2011 and no sales activity during the first three months of 2012 or 2011.

Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flows from operations;

•	bank credit;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise;

•	private debt offerings; and

•	stock offerings.

At March 31, 2012, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance increased by $112.0 million in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit under the facility is $140.0 million. On May 18, 2011, we entered into a second amendment to our revolving credit agreement, dated as of May 23, 2008, as amended, and on July 1, 2011, we entered into a third amendment. The amendments to the revolving credit agreement added the defined terms “Institutional Investor” and “Private Placement Debt”, to further clarify the circumstances under which we may incur indebtedness and still remain in compliance with applicable negative covenants, modified the negative covenant restricting debt by, among other things, increasing the amount of indebtedness we may incur with respect to certain privately placed debt from an aggregate principal amount of up to $60.0 million to an aggregate principal amount of up to $150.0 million and permitted the issuance of our 3.75% senior unsecured notes as described below.

We have $12.0 million currently outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012.

In connection with the entry into the note purchase agreement described below, we entered into a letter amendment, dated as of July 5, 2011, to our previously existing note purchase agreement to permit the issuance of the 3.75% senior unsecured notes.

During the third quarter 2011, we entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The new note purchase agreement contains financial maintenance covenants, negative covenants regarding our other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in our previously existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified.

Our revolving credit agreement, 5.03% senior unsecured notes, 3.75% senior unsecured notes and our franchisee loan facility agreement and guaranty discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at March 31, 2012 and believe that we will continue to be in compliance in the future.

We purchase our Common Stock in the market from time to time as authorized by our board of directors. We did not repurchase shares in the first three months of 2012. We have the authority to purchase 5,281,344 additional shares as of March 31, 2012. We repurchased 5,075,675 shares in 2011.

We have a consistent history of paying dividends, having paid dividends for 25 consecutive years. A $.013 per share dividend on our former non-voting Common Stock and Common Stock (formerly our Class A Common Stock) was paid in January 2011, April 2011, July 2011, and October 2011 for a total cash outlay of $3.1 million. Our board of directors increased the dividend 15.4% for the fourth quarter of 2011 on November 1, 2011 to $.015 per share and the dividend was paid to holders of Common Stock in January 2012. A $.015 per share dividend on Common Stock was paid in April 2012. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing cash and cash equivalents, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments

Income Taxes. During the three months ended March 31, 2012, we made $700,000 in income tax payments. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $137 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011 as well as 50% of the adjusted basis of qualified property placed in service in 2012. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where we remain the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2011 and prior periods. We estimate that at December 31, 2011 the remaining tax deferral associated with the acts described above is approximately $240.0 million, of which approximately 70% will reverse in 2012 and most of the remainder will reverse in 2013 and 2014.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2012 are shown in the table below under “Contractual Obligations and Commitments.”

We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are 10 Aaron’s officers and one former officer of the Company of which there are seven executive officers, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease amount of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. The franchisee loan facility expires on May 16, 2012, and we plan to extend the maturity date on or prior to the current maturity date.

At March 31, 2012, the debt amount that we might be obligated to repay in the event franchisees defaulted was $111.4 million. Of this amount, approximately $89.8 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $21.6 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Legal Reserves. In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of our store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million. The Company recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million.

On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement in the Alford v. Aaron Rents, Inc. et al case. With this final settlement in the amount of $6.0 million, the Company recognized income of $35.5 million related to the reversal of the lawsuit accrual in the first quarter of 2012.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of March 31, 2012:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$172,321	$17,078	$34,415	$62,625	$58,203
Capital Leases	16,222	2,281	4,333	4,285	5,323
Operating Leases	521,588	100,081	157,803	94,198	169,506
Purchase Obligations	49,494	34,269	15,225	—	—

Total Contractual Cash Obligations	$759,625	$153,709	$211,776	$161,108	$233,032

The following table shows the approximate amounts of our commercial commitments as of March 31, 2012:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$111,432	$111,432	$—	$—	$—

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

Deferred income tax liabilities as of March 31, 2012 were $284.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the book basis of assets and liabilities and their respective tax basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2012, a hypothetical 1.0% increase or decrease in interest rates would not be material.

New Accounting Pronouncements

See Note A to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings arising in the ordinary course of business. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them. Some of the proceedings we are currently a party to are described below. For further information, see Note D to the Consolidated Financial Statements.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. After trial, the jury returned a defense verdict solely on the claim of retaliation. On June 14, 2011, the jury awarded plaintiff compensatory damages in the amount of $13.5 million and punitive damages in the amount of $80.0 million. Of the total damages awarded, $53.7 million exceeded the maximum award permitted by law. Consequently, the court reduced the judgment to $39.8 million. The Company had previously recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million. On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement agreement in the amount of $6.0 million. The Company recognized $35.5 million of income related to the reversal of the lawsuit accrual in the first quarter of 2012.

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims and is awaiting a ruling from the court. The parties were ordered by the Court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. To date, no class has been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. The Court entered an order dismissing all claims against Aaron’s, Inc. on March 20, 2012, but allowed plaintiffs 60 days to conduct third-party discovery against the Company to see if plaintiffs can discover a factual basis for asserting a claim against the Company.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

In Rebecca Boothe v. Aaron’s, Inc., and Clayton Lingelbach; Stephanie Forsyth v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales; and Adam Mayfield v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales, each filed in the Chancery Court of McNairy County, Tennessee on September 24, 2010, plaintiffs, former employees of a Company corporate store in Tennessee, filed individual complaints against Company and against each of the former general manager and the former customer account manager for the corporate store alleging sexual harassment and retaliation pursuant to Tennessee Human Rights Act, Tenn. Code Ann. § 4-21-101 et seq. (“THRA”). Plaintiffs seek compensatory and punitive damages from the Company and each of the former general manager and former customer accounts manager. The Company expressly denies that it subjected any of the plaintiffs to any form of sexual harassment or retaliation. To avoid the uncertainty and costs associated with protracted litigation, the parties agreed to mediate all outstanding claims collectively on April 28, 2012. The mediation resulted in a confidential resolution of all claims. The parties currently are finalizing the terms of a collective settlement agreement, which will include dismissal with prejudice of the three individual lawsuits.

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

ITEM 1A. RISK FACTORS

The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 6. EXHIBITS

The following exhibits are furnished herewith:

10.1	Form of Restricted Stock Unit Award Agreement.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Earnings for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – May 8, 2012	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 8, 2012		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller