Form 10-Q
period 2012-06-30
AARON'S INC
filed 2012-08-08
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 1, 2012
Common Stock, $.50 Par Value	75,803,424

AARON’S, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS:
Cash and Cash Equivalents	$109,612	$176,257
Investments	156,758	98,132
Accounts Receivable (net of allowances of $5,443 in 2012 and $4,768 in 2011)	69,522	87,471
Lease Merchandise	1,441,602	1,363,903
Less: Accumulated Depreciation	(536,978)	(501,627)

	904,624	862,276
Property, Plant and Equipment, Net	224,969	226,619
Goodwill	230,495	219,342
Other Intangibles, Net	7,045	6,066
Prepaid Expenses and Other Assets	55,674	49,101
Assets Held For Sale	12,368	9,885

Total Assets	$1,771,067	$1,735,149

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$222,401	$231,553
Accrued Litigation Expense	—	41,720
Deferred Income Taxes Payable	268,733	286,962
Customer Deposits and Advance Payments	46,372	44,571
Credit Facilities	153,705	153,789

Total Liabilities	691,211	758,595

Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares; Shares Issued: 90,752,123 at June 30, 2012 and December 31, 2011	45,376	45,376
Additional Paid-in Capital	214,227	212,311
Retained Earnings	1,023,888	918,699
Accumulated Other Comprehensive (Loss) Income	(91)	274

	1,283,400	1,176,660

Less: Treasury Shares at Cost,
Common Stock, 15,015,887 Shares at June 30, 2012 and 15,111,635 Shares at December 31, 2011	(203,544)	(200,106)

Total Shareholders’ Equity	1,079,856	976,554

Total Liabilities & Shareholders’ Equity	$1,771,067	$1,735,149

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$414,968	$371,107	$850,074	$769,331
Retail Sales	8,459	8,187	22,207	22,193
Non-Retail Sales	96,376	84,607	211,939	185,054
Franchise Royalties and Fees	16,142	15,176	33,647	31,519
Other	3,570	3,623	8,524	7,268

	539,515	482,700	1,126,391	1,015,365

COSTS AND EXPENSES:
Retail Cost of Sales	4,700	4,805	12,424	13,285
Non-Retail Cost of Sales	88,580	77,121	193,462	168,210
Operating Expenses	237,573	211,390	472,483	427,800
Accrued Lawsuit Expense	—	36,500	(35,500)	36,500
Depreciation of Lease Merchandise	148,406	134,585	306,567	278,678
Interest	1,666	672	3,336	1,346

	480,925	465,073	952,772	925,819

EARNINGS BEFORE INCOME TAXES	58,590	17,627	173,619	89,546

INCOME TAXES	22,346	6,828	66,149	34,358

NET EARNINGS	$36,244	$10,799	$107,470	$55,188

EARNINGS PER SHARE
Basic	$.48	$.14	$1.42	$.69

Assuming Dilution	.47	.13	1.40	.68

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.013	$.030	$.026

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,927	79,686	75,949	79,887
Assuming Dilution	76,979	80,899	77,006	81,037

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Net Earnings	$36,244	$10,799	$107,470	$55,188
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments for the Three and Six Months, Net of Tax of $435 and $224 at June 30, 2012, respectively, and $(24) and $(138) at June 30, 2011, respectively	(709)	40	(365)	224
Unrealized Gain (Loss) on Derivatives Designated as Hedges for the Three and Six Months, Net of Tax of $(8) and $5 at June 30, 2011, respectively		12		(7)

Total Other Comprehensive (Loss) Income	(709)	52	(365)	217

Comprehensive Income	$35,535	$10,851	$107,105	$55,405

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$107,470	$55,188
Depreciation of Lease Merchandise	306,567	278,678
Other Depreciation and Amortization	26,350	26,174
Additions to Lease Merchandise	(570,032)	(472,752)
Book Value of Lease Merchandise Sold or Disposed	230,405	201,400
Change in Deferred Income Taxes	(18,229)	31,163
Bad Debt Expense	13,384	11,660
Loss on Sale of Property, Plant, and Equipment	289	289
Gain on Asset Dispositions	—	(997)
Change in Income Tax Receivable	2,615	77,425
Change in Accounts Payable and Accrued Expenses	(9,025)	(35,835)
Change in Accrued Litigation Expense	(41,720)	41,500
Change in Accounts Receivable	4,565	(4,210)
Excess Tax Benefits from Stock-Based Compensation	(1,521)	(693)
Change in Other Assets	(9,327)	(6,669)
Change in Customer Deposits and Advance Payments	1,801	(4,910)
Stock-Based Compensation	2,231	2,435
Other Changes, Net	909	1,285

Cash Provided by Operating Activities	46,732	201,131

INVESTING ACTIVITIES:
Purchases of Investments	(71,464)	(33,079)
Additions to Property, Plant and Equipment	(27,786)	(36,938)
Acquisitions of Businesses and Contracts	(23,130)	(1,730)
Proceeds from Maturities and Calls of Investment Securities	12,000	—
Proceeds from Dispositions of Businesses and Contracts	—	6,365
Proceeds from Sales of Property, Plant, and Equipment	1,991	5,621

Cash Used in Investing Activities	(108,389)	(59,761)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,546	2,501
Repayments on Credit Facilities	(2,630)	(3,160)
Dividends Paid	(2,273)	(2,099)
Acquisition of Treasury Stock	(9,536)	(38,507)
Excess Tax Benefits from Stock-Based Compensation	1,521	693
Issuance of Stock Under Stock Option Plans	5,384	3,559

Cash Used in Financing Activities	(4,988)	(37,013)

(Decrease) Increase in Cash and Cash Equivalents	(66,645)	104,357
Cash and Cash Equivalents at Beginning of Period	176,257	72,022

Cash and Cash Equivalents at End of Period	$109,612	$176,379

The accompanying notes are an integral part of the Consolidated Financial Statements

AARON’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Aaron’s, Inc. (“we,” “our,” “us,” “Aaron’s” or the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated balance sheet as of June 30, 2012, the consolidated statements of earnings, and comprehensive income for the three and six months ended June 30 2012 and 2011, and consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Receivables

Accounts receivable, net of allowances, consisted of the following:

(In Thousands)	June 30, 2012	December 31, 2011
Customers	$5,838	$5,384
Corporate	24,708	29,650
Franchisee	38,976	52,437

	$69,522	$87,471

Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations.

Investments

The Company maintains investments in various corporate debt securities, or bonds. Bonds are recorded at amortized cost in the consolidated balance sheets and mature at various dates from 2012 to 2014. The amortized cost, gross unrealized gains and losses, and fair value of bonds held to maturity are as follows:

June 30, 2012 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$114,801	$67	$(167)	$114,701
Perfect Home Bonds	16,957	—	—	16,957

	$131,758	$67	$(167)	$131,658

December 31, 2011 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$82,243	$15	$(664)	$81,594
Perfect Home Bonds	15,889	—	—	15,889

	$98,132	$15	$(664)	$97,483

The amortized cost and fair value of held to maturity bonds at June 30, 2012, by contractual maturity are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$85,851	$85,840
Due in years one through two	45,907	45,818

Ending Balance	$131,758	$131,658

Information pertaining to held to maturity bond with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
June 30, 2012 (In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate Bonds	$67,361	$(151)	$2,549	$(16)	$69,910	$(167)

At December 31, 2011 all bonds with gross unrealized losses were in a continuous loss position for less than 12 months.

December 31, 2011 (In Thousands)	Fair Value	Gross Unrealized Losses
Corporate Bonds	$72,315	$(664)

The Company evaluates bonds for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

The unrealized losses at June 30, 2012 related principally to the increases in short-term market interest rates that occurred since the bonds were purchased and 36 of the 61 securities are in an unrealized loss position as of June 30, 2012. The fair value is expected to recover as the bonds approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the bonds until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary. At December 31, 2011, the unrealized losses related principally to the increases in short-term market interest rates that occurred since the bonds were purchased and 38 of the 44 bonds were in an unrealized loss position as of December 31, 2011.

Certificates of deposit held for investment with original maturities greater than three months and remaining maturities less than one year are classified as Investments in the consolidated balance sheets. At June 30, 2012, $25 million in certificates of deposit were classified as Investments in the consolidated balance sheets. The Company did not hold any certificates of deposit at December 31, 2011.

Lease Merchandise

Lease merchandise adjustments for the three month period ended June 30 were $12.5 million and $10.4 million in 2012 and 2011, respectively. Lease merchandise adjustments for the six month period ended June 30 were $23.5 million in 2012 and $19.9 million in 2011. These adjustments are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles

During the six months ended June 30, 2012 the Company recorded $10.6 million in goodwill, $1.2 million in customer relationship intangibles, $830,000 in non-compete intangibles, and $578,000 in acquired franchise development rights in connection with a series of acquisitions in the Sales and Lease Ownership segment. The aggregate purchase price for these Sales and Lease Ownership acquisitions totaled $22.2 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $645,000 and $476,000 for the three month periods ended June 30, 2012 and 2011, respectively, for the Sales and Lease Ownership segment. Amortization expense was $1.2 million and $976,000 for the six month periods ended June 30, 2012 and 2011, respectively, for the Sales and Lease Ownership segment. The purchase price allocations in the current year are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

During the six months ended June 30, 2012 the Company recorded $476,000 in goodwill, $103,000 in customer relationship intangibles, and $51,000 in non-compete intangibles in connection with a series of acquisitions in the HomeSmart segment. The aggregate purchase price for these HomeSmart acquisitions totaled $980,000, with the principal tangible assets acquired consisting of lease merchandise, vehicles and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $263,000 and $518,000 for the three and six month periods ended June 30, 2012 for the HomeSmart business. There was no amortization expense for the three and six month periods ended June 30, 2011 for the HomeSmart business. The purchase price allocations in the current year are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

The results of operations of the acquired businesses are included in the Company’s results of operations from the dates of acquisition and are not significant.

Stock Compensation

The results of operations for the three months ended June 30, 2012 and 2011 include $412,000 and $607,000, respectively, in compensation expense related to unvested stock option grants. The results of operations for the six months ended June 30, 2012 and 2011 include $837,000 and $1.2 million, respectively, in compensation expense related to unvested stock option grants. The results of operations for the three months ended June 30, 2012 and 2011 include $798,000 and $751,000, respectively, in compensation expense related to restricted stock unit (“RSU”) awards and restricted stock awards (“RSA”). The results of operations for the six months ended June 30, 2012 and 2011 include $1.4 million and $1.2 million, respectively, in compensation expense related to RSU and RSA awards.

The Company granted 120,000 RSUs and 142,000 RSUs in the three and six months ended June 30, 2012, respectively. The Company granted 246,000 RSUs and 20,000 RSAs during 2011. Also, 150,000 RSUs, and 137,000 RSAs vested during 2011. Approximately 55,000 and 456,000 options were exercised during the three and six month periods ended June 30, 2012, respectively. Approximately 447,000 options were exercised during 2011. The aggregate number of shares of common stock that may be issued or transferred under the Company’s incentive stock awards plan is 14,391,665 as of June 30, 2012.

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

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $7.8 million and $6.3 million as of June 30, 2012 and December 31, 2011, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $7.1 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $84,000 and $90,000 in the three month periods ended June 30, 2012 and 2011, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $162,000 and $191,000 in the six month periods ended June 30, 2012 and 2011, respectively. Total benefits of $565,000 and $27,000 were paid in the first six months of 2012 and 2011, respectively.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008.

As of June 30, 2012 and December 31, 2011, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.2 million, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of Common Stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 843,000 and 1.1 million for the three months ended June 30, 2012 and 2011, respectively. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 859,000 and 985,000 for the six months ended June 30, 2012 and 2011, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 204,000 and 160,000 for the three months ended June 30, 2012 and 2011, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 193,000 and 165,000 for the six months ended June 30, 2012 and 2011, respectively. RSAs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 5,000 for the three and six months ended June 30, 2012 and had no impact for the three and six months ended June 30, 2011.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the three months ended June 30, 2012 or 2011. There were no anti-dilutive stock options excluded from the computation for earnings per share assuming dilution for the six months ended June 30, 2012 and anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 293,000 for the six months ended June 30, 2011. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 11,000 and 6,000 for the three months ended June 30, 2012 and 2011. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were 9,000 and 6,000 for the six months ended June 30, 2012 and 2011, respectively.

Assets Held for Sale

Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at June 30, 2012 and December 31, 2011. After adjustment to fair value, the $12.4 million and $9.9 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 fair value measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements.

Variable Interest Entities

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by subordinated debt. Perfect Home is based in the United Kingdom and operates 47 retail stores. As part of the transaction, the Company also received notes, an option to acquire the remaining interest in Perfect Home at anytime through December 31, 2013, and an option to sell its interest in Perfect Home. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

For accounting purposes Perfect Home is considered a variable interest entity, or VIE, as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at June 30, 2012 and December 31, 2011, is accounted for as a cost method investment and is included in prepaid expenses and other assets. The notes purchased from Perfect Home totaling $17.0 million at June 30, 2012 and $15.9 million at December 31, 2011 are accounted for as held to maturity securities in accordance with ASC Topic 320, Debt and Equity Securities, and are included in investments. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values. The Company recorded aggregate foreign currency exchange (losses) gains related to the investment of ($321,000) and $183,000 during the three and six months ended June 30, 2012, respectively. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment of $17.0 million at June 30, 2012.

Concentration of Credit Risk

The Company maintained its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.

Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, Perfect Home bonds, certificates of deposit, accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The following tables summarize assets measured at fair value on a nonrecurring basis:

June 30, 2012 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$12,368	$—	$12,368	$—

December 31, 2011 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$9,885	$—	$9,885	$—

Assets Held for Sale primarily represents real estate properties that consist mostly of parcels of land. The Company estimated the fair values of these properties using the market values for similar properties. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value. During the three and six month periods ended June 30, 2012, the Company had a $600,000 write down in assets held for sale, which is recorded in operating expenses. During the three and six month periods ending June 30, 2011 no assets held for sale were written down in value. During the year ended December 31, 2011, assets held for sale with a carrying amount of $10.4 million were written down to their fair value of $9.9 million, resulting in a loss of $453,000 which is included in operating expenses. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop these properties.

The following tables summarize the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

June 30, 2012 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$114,701	$—	$114,701	$—
Fixed Rate Long Term Debt	(139,537)	—	(139,537)	—

December 31, 2011 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$81,594	$—	$81,594	$—
Fixed Rate Long Term Debt	(135,031)	—	(135,031)	—

The fair value of Corporate Bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market. The fair value of fixed rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value and fair value of fixed rate long term debt at June 30, 2012 was $137.0 million and $139.5 million, respectively, and $137.0 million and $135.0 million, respectively, at December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-4 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-4 is effective for annual periods beginning after December 15, 2011 and the Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-05”). ASU 2011-05 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three and six months ended June 30, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s financial statements.

Note B – Credit Facilities

See Note D to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Note C – Segment Information

Aaron’s, Inc. has four reportable segments: Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing. In all periods presented, HomeSmart was reclassified from the Other segment to the HomeSmart segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Revenues From External Customers:
Sales and Lease Ownership	$503,010	$459,796	$1,061,033	$972,794
Franchise	16,142	15,176	33,647	31,519
HomeSmart	13,582	657	26,217	987
Manufacturing	21,866	20,713	52,094	49,122
Other	2,112	2,362	5,495	4,982

Revenues of Reportable Segments	556,712	498,704	1,178,486	1,059,404
Elimination of Intersegment Revenues	(21,866)	(20,905)	(52,094)	(49,496)
Cash to Accrual Adjustments	4,669	4,901	(1)	5,457

Total Revenues from External Customers	$539,515	$482,700	$1,126,391	$1,015,365

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$47,675	$2,234	$152,227	$59,451
Franchise	12,554	11,846	26,720	24,762
HomeSmart	(1,618)	(1,130)	(3,273)	(1,626)
Manufacturing	(578)	(73)	526	1,318
Other	(6,176)	663	(6,447)	2,483

Earnings Before Income Taxes for Reportable Segments	51,857	13,540	169,753	86,388
Elimination of Intersegment Profit (Loss)	578	73	(526)	(1,318)
Cash to Accrual and Other Adjustments	6,155	4,014	4,392	4,476

Total Earnings Before Income Taxes	$58,590	$17,627	$173,619	$89,546

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

Revenues in the “Other” category are primarily revenues of the Aaron’s Office Furniture division, from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. Included in the six months Earnings Before Income Taxes above for the Sales and Lease Ownership segment is the reversal of a lawsuit accrual of $35.5 million.

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

Guarantees

The Company has guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2012, the maximum amount that the Company will be obligated to repay in the event franchisees defaulted was $116.2 million. Of this amount, approximately $94.4 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $21.8 million represents franchisee borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since its inception in 1994, the Company has had no significant losses associated with the franchisee loan and guaranty program.

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

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims and is awaiting a ruling from the court. The parties were ordered by the court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. Discovery is proceeding, and to date, no class has been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. The Court entered an order dismissing all claims against Aaron’s, Inc. on March 20, 2012, but allowed plaintiffs 60 days to conduct third-party discovery against the Company to see if plaintiffs can discover a factual basis for asserting a claim against the Company. The parties jointly moved to extend the deadline to September 14, 2012, which was granted by the Court.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

In Rebecca Boothe v. Aaron’s, Inc., and Clayton Lingelbach; Stephanie Forsyth v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales; and Adam Mayfield v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales, each filed in the Chancery Court of McNairy County, Tennessee on September 24, 2010 plaintiffs, former employees of a Company corporate store in Tennessee, filed individual complaints against Company and against each of the former general manager and the former customer account manager for the corporate store alleging sexual harassment and retaliation pursuant to Tennessee Human Rights Act, Tenn. Code Ann. § 4-21-101 et seq. Plaintiffs sought compensatory and punitive damages from the Company and each of the former general manager and former customer accounts manager. The Company expressly denied that it subjected any of the plaintiffs to any form of sexual harassment or retaliation. To avoid the uncertainty and costs associated with protracted litigation, the parties agreed to mediate all outstanding claims collectively on April 28, 2012. The mediation resulted in a confidential resolution of all claims. The parties currently have finalized the terms of a settlement agreement, which was signed by the three plaintiffs and will include dismissal with prejudice of the three individual lawsuits.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal break and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Approximately 20 employees have opted-in to this lawsuit pursuant to the FLSA’s opt-in provisions. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The Company believes that the Court erred in conditionally certifying this class and has filed a request for interlocutory appeal, which is currently pending before the Court.

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

At June 30, 2012, we estimated that the aggregate range of losses for all material pending legal proceedings for which a loss is probable, excluding an immaterial amount for which we have already reserved, is from $0 to $4.9 million, although this belief is subject to the uncertainties and variables described above. At June 30, 2012, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is reasonably possible, but less likely than probable, is from $0 to $11.8 million, although this belief is subject to the uncertainties and variables described above. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Other Commitments

The Company has no long-term commitments to purchase merchandise. At June 30, 2012, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $28.6 million. At June 30, 2012, the Company had $13.4 million in non-cancelable commitments to purchase vehicles.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Aaron’s, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of June 30, 2012, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

August 8, 2012

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Aaron’s, Inc. is a leading specialty retailer of residential furniture, consumer electronics, computers, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies nearly one-half of the furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.753 billion in 2009 to $2.024 billion in 2011, representing a compound annual growth rate of 7.5%. Total revenues from operations for the three months ended June 30, 2012 were $539.5 million, an increase of $56.8 million, or 11.8%, over the comparable period in 2011. Total revenues from operations for the six months ended June 30, 2012 were $1.126 billion, an increase of $111.0 million, or 10.9%, over the comparable period in 2011.

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

We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers, and increased consumer credit constraints during current economic conditions have created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that if the current economic climate continues for an extensive period of time or there is another economic downturn that our customer base will not curtail spending on household merchandise.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $63.3 million of revenues in 2011, up from $52.9 million in 2009, representing a compound annual growth rate of 9.4%. Total revenues from franchise royalties and fees for the three months ended June 30, 2012 were $16.1 million, an increase of $966,000, or 6.4%, over the comparable period in 2011. Total revenues from franchise royalties and fees for the six months ended June 30, 2012 were $33.6 million, an increase of $2.1 million, or 6.8%, over the comparable period in 2011.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended June 30, 2012, we calculated this amount by comparing revenues for the three months ended June 30, 2012 to revenues for the comparable period in 2011 for all stores open for the entire 15-month period ended June 30, 2012, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2012, we calculated this amount by comparing revenues for the six months ended June 30, 2012 to revenues for the comparable period in 2011 for all stores open for the entire 24-month period ended June 30, 2012, excluding stores that received lease agreements from other acquired, closed or merged stores.

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

Critical Accounting Policies

Refer to the 2011 Annual Report on Form 10-K.

Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

For the three months ended June 30, 2012 and 2011, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is leased or sold through our Company-operated and franchised stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

(In Thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Increase/ (Decrease) to 2012 from 2011	% Increase/ (Decrease) to 2012 from 2011
REVENUES:
Lease Revenues and Fees	$414,968	$371,107	$43,861	11.8%
Retail Sales	8,459	8,187	272	3.3
Non-Retail Sales	96,376	84,607	11,769	13.9
Franchise Royalties and Fees	16,142	15,176	966	6.4
Other	3,570	3,623	(53)	(1.5)

	539,515	482,700	56,815	11.8

COSTS AND EXPENSES:
Retail Cost of Sales	4,700	4,805	(105)	(2.2)
Non-Retail Cost of Sales	88,580	77,121	11,459	14.9
Operating Expenses	237,573	211,390	26,183	12.4
Accrued Lawsuit Expense	—	36,500	(36,500)	(100.0)
Depreciation of Lease Merchandise	148,406	134,585	13,821	10.3
Interest	1,666	672	994	147.9

	480,925	465,073	15,852	3.4

EARNINGS BEFORE INCOME TAXES	58,590	17,627	40,963	232.4

INCOME TAXES	22,346	6,828	15,518	227.3

NET EARNINGS	$36,244	$10,799	$25,445	235.6%

Revenues

The 11.8% increase in total revenues, to $539.5 million for the three months ended June 30, 2012, from $482.7 million for the comparable period in 2011, was due mainly to a $43.2 million, or 9.4%, increase in revenues from the Sales and Lease Ownership segment, a $12.9 million increase in revenues from the HomeSmart segment and a $966,000, or 6.4%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 9.1% increase in lease revenues and fees and 13.9% increase in non-retail sales (which mainly represents merchandise sold to our franchisees). Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 38 Company-operated stores since June 30, 2011 and a 6.1% increase in same store revenues. Non-retail sales increased primarily due to net additions of 26 franchised stores since June 30, 2011, and a 7.0% increase in same store revenues of existing franchised stores.

HomeSmart segment revenues increased by $12.9 million primarily due to the growth in the number of HomeSmart stores to 78, reflecting a net addition of 63 stores since June 30, 2011.

Franchise segment revenues increased due to a $1.3 million, or 10.5%, increase in royalty income from franchisees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 7.0% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at June 30, 2012 was 713, reflecting a net addition of 26 stores since June 30, 2011.

The $43.9 million increase in lease revenues and fees and $11.8 million in non-retail sales was primarily attributable to our Sales and Lease Ownership segment discussed above. The $966,000 increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

Included in other revenues for the second quarter of 2011 is a $517,000 gain from the sale of six Sales and Lease Ownership stores. There were no store sales in the second quarter of 2012.

Cost and Expenses

Non-retail cost of sales increased 14.9% to $88.6 million for the three months ended June 30, 2012, from $77.1 million for the comparable period in 2011, and as a percentage of non-retail sales, increased to 91.9% from 91.2% due to a change in the mix of products.

Operating expenses for the three months ended June 30, 2012 increased $26.2 million or 12.4%, to $237.6 million from $211.4 million for the comparable period in 2011 primarily as a result of increased operating expenses related to the growth of the sales and lease ownership business and an increase in legal fees and expenses associated with the Company’s privacy and data security initiatives. As a percentage of total revenues, operating expenses were 44.0% for the three months ended June 30, 2012, and 43.8% for the comparable period in 2011.

Depreciation of lease merchandise increased $13.8 million to $148.4 million for the three months ended June 30, 2012 from $134.6 million during the comparable period in 2011, a 10.3% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 35.8% for the three months ended June 30, 2012 from 36.3% for the three months ended June 30, 2011.

Interest expense increased to $1.7 million for the three months ended June 30, 2012, compared with $672,000 for the comparable period in 2011, a 147.9% increase. The increase in interest expense was due to higher debt levels during the second quarter of 2012 as a result of the issuance of senior unsecured notes on July 5, 2011.

Income tax expense increased $15.5 million to $22.3 million for the three months ended June 30, 2012, compared to $6.8 million for the comparable period in 2011, representing a 227.3% increase. The effective tax rate was 38.1% and 38.7% for the three months ended June 30, 2012 and 2011, respectively.

Net Earnings. Net earnings increased $25.4 million to $36.2 million for the three months ended June 30, 2012, compared with $10.8 million for the comparable period in 2011, representing a 235.6% increase. Earnings before income taxes increased $41.0 million, or 232.4%, primarily due to a $45.4 million increase in the Sales and Lease Ownership segment and a $708,000, or 6.0%, increase in the Franchise segment, offset by a $488,000 increase in net loss from the HomeSmart segment. As a percentage of total revenues, net earnings were 6.7% and 2.2% for the three month periods ended June 30, 2012 and 2011, respectively. The increased net earnings resulted primarily from the maturing of new Company-operated and franchised sales and lease ownership stores added over the past several years, contributing to a 6.1% increase in same store revenues and 10.5% increase in franchise royalties and fees, respectively. In addition, the three months ended June 30, 2011, included $36.5 million of accrued litigation expense.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

For the six months ended June 30, 2012 and 2011, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is leased or sold through our Company-operated and franchised stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

(In Thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Increase/ (Decrease) to 2012 from 2011	% Increase/ (Decrease) to 2012 from 2011
REVENUES:
Lease Revenues and Fees	$850,074	$769,331	$80,743	10.5%
Retail Sales	22,207	22,193	14	0.1
Non-Retail Sales	211,939	185,054	26,885	14.5
Franchise Royalties and Fees	33,647	31,519	2,128	6.8
Other	8,524	7,268	1,256	17.3

	1,126,391	1,015,365	111,026	10.9

COSTS AND EXPENSES:
Retail Cost of Sales	12,424	13,285	(861)	(6.5)
Non-Retail Cost of Sales	193,462	168,210	25,252	15.0
Operating Expenses	472,483	427,800	44,683	10.4
Accrued Lawsuit Expense	(35,500)	36,500	(72,000)	(197.3)
Depreciation of Lease Merchandise	306,567	278,678	27,889	10.0
Interest	3,336	1,346	1,990	147.8

	952,772	925,819	26,953	2.9

EARNINGS BEFORE INCOME TAXES	173,619	89,546	84,073	93.9

INCOME TAXES	66,149	34,358	31,791	92.5

NET EARNINGS	$107,470	$55,188	$52,282	94.7%

Revenues

The 10.9% increase in total revenues, to $1.126 billion for the six months ended June 30, 2012, from $1.015 billion for the comparable period in 2011, was due mainly to a $88.2 million, or 9.1%, increase in revenues from the Sales and Lease Ownership segment, a $25.2 million increase in revenues from the HomeSmart segment and a $2.1 million, or 6.8%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to an 8.4% increase in lease revenues and fees and 14.5% increase in non-retail sales (which mainly represents merchandise sold to our franchisees). Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 38 Company-operated stores since June 30, 2011 and a 4.3% increase in same store revenues. Non-retail sales increased primarily due to net additions of 26 franchised stores since June 30, 2011, and a 6.3% increase in same store revenues of existing franchised stores.

HomeSmart segment revenues increased by $25.2 million primarily due to the growth in the number of HomeSmart stores to 78, reflecting a net addition of 63 stores since June 30, 2011.

Franchise segment revenues increased due to a $2.7 million, or 10.3%, increase in royalty income from franchisees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 6.3% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at June 30, 2012 was 713, reflecting a net addition of 26 stores since June 30, 2011.

The $80.7 million increase in lease revenues and fees and $26.9 million in non-retail sales was primarily attributable to our Sales and Lease Ownership segment discussed above. The $2.1 million increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

Included in other revenues for the first six months of 2011 is a $997,000 gain from the sale of nine Sales and Lease Ownership stores. There have been no store sales in 2012.

Cost and Expenses

Non-retail cost of sales increased 15.0% to $193.5 million for the six months ended June 30, 2012, from $168.2 million for the comparable period in 2011, and as a percentage of non-retail sales, increased slightly to 91.3% from 90.9% due to a change in the mix of products.

Operating expenses for the six months ended June 30, 2012 increased $44.7 million, or 10.4%, to $472.5 million from $427.8 million for the comparable period in 2011 primarily as a result of increased operating expenses related to the growth of the sales and lease ownership business and an increase in legal fees and expenses associated with the Company’s privacy and data security initiatives. As a percentage of total revenues, operating expenses were 41.9% for the six months ended June 30, 2012, and 42.1% for the comparable period in 2011.

Accrued lawsuit expense for the six months ended June 30, 2012 decreased $72.0 million from the comparable period due to the reversal of $35.5 million in conjunction with a lawsuit settlement for which the Company had accrued $36.5 million during the six months ended June 30, 2011.

Depreciation of lease merchandise increased $27.9 million to $306.6 million for the six months ended June 30, 2012 from $278.7 million during the comparable period in 2011, a 10.0% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.1% for the six months ended June 30, 2012 from 36.2% for the six months ended June 30, 2011.

Interest expense increased to $3.3 million for the six months ended June 30, 2012, compared with $1.3 million for the comparable period in 2011, a 147.8% increase. The increase in interest expense was due to higher debt levels during the first six months of 2012 as a result of the issuance of senior unsecured notes on July 5, 2011.

Income tax expense increased $31.8 million to $66.1 million for the six months ended June 30, 2012, compared to $34.4 million for the comparable period in 2011, representing a 92.5% increase. The effective tax rate was 38.1% and 38.4% for the six months ended June 30, 2012 and 2011, respectively.

Net Earnings. Net earnings increased $52.3 million to $107.5 million for the six months ended June 30, 2012, compared with $55.2 million for the comparable period in 2011, representing a 94.7% increase. Earnings before income taxes increased $84.1 million or 93.9%, primarily due to a $92.8 million, or 156.1%, increase in the Sales and Lease Ownership segment and a $2.0 million, or 8.0%, increase in the Franchise segment, offset by a $1.6 million increase in net loss from the HomeSmart segment. As a percentage of total revenues, net earnings were 9.5% and 5.4% for the six month periods ended June 30, 2012 and 2011, respectively. The increased net earnings resulted primarily from the maturing of new Company-operated and franchised sales and lease ownership stores added over the past several years, contributing to a 4.3% increase in same store revenues, a 10.3% increase in franchise royalties and fees, respectively. Additionally, the six months ended June 30, 2012 included a $35.5 million benefit related to reversal of accrued lawsuit expense for which the Company had accrued $36.5 million during the same period of the prior year.

Balance Sheet

Cash and Cash Equivalents. Our cash and cash equivalents balance decreased to $109.6 million at June 30, 2012, from $176.2 million at December 31, 2011. The $66.6 million decrease in our cash balance is due to an increase in cash used by financing and investing activities. For additional information, refer to the “Liquidity and Capital Resources” section below.

Investments. Our investments balance increased to $156.8 million at June 30, 2012 from $98.1 million at December 31, 2011. The $58.7 million increase was primarily a result of purchases of corporate bonds and certificates of deposit in the first six months of 2012.

Goodwill. The $11.2 million increase in goodwill, to $230.5 million at June 30, 2012 from $219.3 million on December 31, 2011, is primarily the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2011. The aggregate purchase price for these asset acquisitions totaled $23.1 million, with the principal tangible assets acquired consisting of lease merchandise and certain fixtures and equipment.

Accounts Payable and Accrued Expenses. The decrease of $9.2 million in accounts payable and accrued expenses, to $222.4 million at June 30, 2012, from $231.6 million at December 31, 2011, is the result of fluctuations in the timing of payments.

Accrued Litigation Expense. Accrued litigation expense decreased $41.7 million from $41.7 million at December 31, 2011 as a result of the reversal of amounts previously accrued in conjunction with a legal matter that was settled in 2012.

Liquidity and Capital Resources

General

Cash flows from operating activities for the six months ended June 30, 2012 and 2011 were $46.7 million and $201.1 million, respectively. Cash inflows from operating activities for the six months ended June 30, 2012 included the $35.5 million reversal of the accrued lawsuit expense. The decrease in cash flows from operating activities is primarily related to federal tax payments and increased purchases of lease merchandise in 2012, partially offset by higher earnings.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions of Sales and Lease Ownership stores and shown under investing activities was $8.4 million for the first six months of 2012, and $616,000 for the comparable 2011 period. Sales of Sales and Lease Ownership stores are an additional source of investing cash flows in each period presented. There were no sales of Sales and Lease Ownership stores in the first six months of 2012. Proceeds from such sales were $6.4 million for the first six months of 2011. The amount of lease merchandise purchased in acquisitions of HomeSmart stores shown under investing activities was $326,000 for the first six months of 2012. There were no purchases of HomeSmart stores in the first six months of 2011 and no sales activity during the first six months of 2012 or 2011.

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

At June 30, 2012, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance increased by $112.0 million in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit under the facility is $140.0 million.

At June 30, 2012, we had $12.0 million outstanding in aggregate principal amount of 5.03% senior unsecured notes due July 2012. We subsequently repaid these notes in full at their maturity.

During the third quarter of 2011, we entered into a note purchase agreement with several insurance companies. Pursuant to this agreement, the Company and its subsidiary, Aaron Investment Company, as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.

Our revolving credit agreement, 3.75% senior unsecured notes and our franchisee loan facility agreement and guaranty discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at June 30, 2012 and believe that we will continue to be in compliance in the future.

We purchase our Common Stock in the market from time to time as authorized by our board of directors. We repurchased 363,781 shares in the first six months of 2012 for a cash outlay of $9.5 million. We have the authority to purchase 4,917,563 additional shares as of June 30, 2012. We repurchased 5,075,675 shares in 2011.

We have a consistent history of paying dividends, having paid dividends for 25 consecutive years. A $.013 per share dividend on our former non-voting Common Stock and Common Stock (formerly our Class A Common Stock) was paid in January 2011, April 2011, July 2011, and October 2011 for a total cash outlay of $4.1 million. Our board of directors increased the dividend 15.4% for the fourth quarter of 2011 on November 1, 2011 to $.015 per share and the dividend was paid to holders of Common Stock in January 2012 and a $.015 per share dividend on Common Stock was paid in April 2012 for a total cash outlay of $2.3 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing cash and cash equivalents, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments

Income Taxes. During the six months ended June 30, 2012, we made $72.7 million in income tax payments. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $67.5 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011 as well as 50% of the adjusted basis of qualified property placed in service in 2012. Accordingly, our cash flow benefited from having a lower current tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where we remain the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2011 and prior periods. We estimate that at December 31, 2011 the remaining tax deferral associated with the acts described above is approximately $240.0 million, of which approximately 70% will reverse in 2012 and most of the remainder will reverse in 2013 and 2014.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2012 are shown in the table below under “Contractual Obligations and Commitments.”

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. The franchisee loan facility has been extended to May 15, 2013, and we plan to extend the maturity date on or prior to the current maturity date.

At June 30, 2012, the debt amount that we might be obligated to repay in the event franchisees defaulted was $116.2 million. Of this amount, approximately $94.4 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $21.8 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchisee loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of June 30, 2012:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$168,895	$14,864	$34,375	$62,626	$57,030
Capital Leases	15,971	2,181	4,569	4,387	4,834
Operating Leases	518,692	100,224	157,753	94,916	165,799
Purchase Obligations	41,922	31,087	10,424	411	—

Total Contractual Cash Obligations	$745,480	$148,356	$207,121	$162,340	$227,663

The following table shows the approximate amounts of our commercial commitments as of June 30, 2012:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$116,205	$115,379	$826	$—	$—

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

Deferred income tax liabilities as of June 30, 2012 were $268.8 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the book basis of assets and liabilities and their respective tax basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2012, a hypothetical 1.0% increase or decrease in interest rates would not be material.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims and is awaiting a ruling from the court. The parties were ordered by the Court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. To date, no class has been certified.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The Company expressly denies that any of its Company-operated stores engaged in the alleged conduct and intends to defend itself vigorously. On February 17, 2012, the Magistrate Judge recommended in her report to the district court that the Company be dismissed from the lawsuit. The Court entered an order dismissing all claims against Aaron’s, Inc. on March 20, 2012, but allowed plaintiffs 60 days to conduct third-party discovery against the Company to see if plaintiffs can discover a factual basis for asserting a claim against the Company. The parties jointly moved to extend the deadline to September 14, 2012, which was granted by the Court.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

In Rebecca Boothe v. Aaron’s, Inc., and Clayton Lingelbach; Stephanie Forsyth v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales; and Adam Mayfield v. Aaron’s, Inc., Clayton Lingelbach, and Justin Vales, each filed in the Chancery Court of McNairy County, Tennessee on September 24, 2010, plaintiffs, former employees of a Company corporate store in Tennessee, filed individual complaints against Company and against each of the former general manager and the former customer account manager for the corporate store alleging sexual harassment and retaliation pursuant to Tennessee Human Rights Act, Tenn. Code Ann. § 4-21-101 et seq. (“THRA”). Plaintiffs sought compensatory and punitive damages from the Company and each of the former general manager and former customer accounts manager. The Company expressly denied that it subjected any of the plaintiffs to any form of sexual harassment or retaliation. To avoid the uncertainty and costs associated with protracted litigation, the parties agreed to mediate all outstanding claims collectively on April 28, 2012. The mediation resulted in a confidential resolution of all claims. The parties currently have finalized the terms of a settlement agreement, which was signed by the three plaintiffs and will include dismissal with prejudice of the three individual lawsuits.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks despite. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal break and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Approximately 20 employees already have opted-in to this lawsuit pursuant to the FLSA’s opt-in provisions. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The Company believes that the Court erred in conditionally certifying this class and has filed a request for interlocutory appeal, which is currently pending before the Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made repurchases of its Common Stock during the second quarter of 2012. As of June 30, 2012, the Company’s Board of Directors had authorized the repurchase of up to an additional 4,917,563 shares of Common Stock pursuant to repurchase authority publicly announced from time-to-time.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	0	$0	0	5,281,344
May 1, 2012 through May 31, 2012	162,792	26.15	162,792	5,118,552
June 1, 2012 through June 30, 2012	200,989	26.26	363,781	4,917,563
Total	363,781	$26.21	363,781	4,917,563

ITEM 6. EXHIBITS

The following exhibits are furnished herewith:

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC. (Registrant)

Date – August 8, 2012	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 8, 2012		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller