Form 10-Q
period 2012-09-30
AARON'S INC
filed 2012-11-07
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 1, 2012
Common Stock, $.50 Par Value	75,603,547

AARON’S, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS:
Cash and Cash Equivalents	$155,644	$176,257
Investments	99,859	98,132
Accounts Receivable (net of allowances of $6,662 in 2012 and $4,768 in 2011)	67,573	87,471
Lease Merchandise	1,470,976	1,363,903
Less: Accumulated Depreciation	(562,369)	(501,627)

	908,607	862,276
Property, Plant and Equipment at Cost, Net	225,371	226,619
Goodwill	232,682	219,342
Other Intangibles, Net	6,665	6,066
Prepaid Expenses and Other Assets	61,114	49,101
Assets Held For Sale	11,961	9,885

Total Assets	$1,769,476	$1,735,149

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$250,739	$231,553
Accrued Litigation Expense	—	41,720
Deferred Income Taxes Payable	245,026	286,962
Customer Deposits and Advance Payments	39,664	44,571
Credit Facilities	141,614	153,789

Total Liabilities	677,043	758,595

Commitments and Contingencies (Note D)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at September 30, 2012 and December 31, 2011; Shares Issued: 90,752,123 at September 30, 2012 and December 31, 2011	45,376	45,376
Additional Paid-in Capital	217,711	212,311
Retained Earnings	1,051,687	918,699
Accumulated Other Comprehensive Income	1,304	274

	1,316,078	1,176,660
Less: Treasury Shares at Cost,
Common Stock, 15,522,249 Shares at September 30, 2012 and 15,111,635 Shares at December 31, 2011	(223,645)	(200,106)

Total Shareholders’ Equity	1,092,433	976,554

Total Liabilities & Shareholders’ Equity	$1,769,476	$1,735,149

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$414,490	$370,350	$1,264,564	$1,139,681
Retail Sales	7,912	8,298	30,119	30,491
Non-Retail Sales	87,221	86,100	299,160	271,154
Franchise Royalties and Fees	15,981	15,889	49,628	47,408
Other	3,906	4,094	10,654	10,892

	529,510	484,731	1,654,125	1,499,626

COSTS AND EXPENSES:
Retail Cost of Sales	4,696	4,872	17,120	18,157
Non-Retail Cost of Sales	79,681	78,508	273,143	246,718
Operating Expenses	237,291	218,319	709,774	646,119
Lawsuit (Income) Expense	—	—	(35,500)	36,500
Retirement Charge	10,394	—	10,394	—
Depreciation of Lease Merchandise	150,783	136,727	457,350	415,405

	482,845	438,426	1,432,281	1,362,899

OPERATING PROFIT	46,665	46,305	221,844	136,727
Interest Income	932	464	2,708	934
Interest Expense	(1,553)	(1,677)	(4,889)	(3,023)

EARNINGS BEFORE INCOME TAXES	46,044	45,092	219,663	134,638
INCOME TAXES	17,103	17,047	83,252	51,405

NET EARNINGS	$28,941	$28,045	$136,411	$83,233

EARNINGS PER SHARE
Basic	$.38	$.36	$1.80	$1.05

Assuming Dilution	.38	.36	1.77	1.04

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.015	$.013	$.045	$.039
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,828	77,133	75,908	78,959
Assuming Dilution	76,918	78,340	77,007	80,122

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Net Earnings	$28,941	$28,045	$136,411	$83,233
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments for the Three and Nine Months, Net of Tax of $(1,020) and $(796) at September 30, 2012, respectively, and $576 and $438 at September 30, 2011, respectively	1,395	(1,515)	1,030	(1,153)
Unrealized Loss on Derivatives Designated as Hedges for the Nine Months, Net of Tax of $7 at September 30, 2011	—	—	—	(12)

Total Other Comprehensive Income (Loss)	1,395	(1,515)	1,030	(1,165)

Comprehensive Income	$30,336	$26,530	$137,441	$82,068

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$136,411	$83,233
Depreciation of Lease Merchandise	457,350	415,405
Other Depreciation and Amortization	42,874	38,405
Additions to Lease Merchandise	(825,605)	(705,705)
Book Value of Lease Merchandise Sold or Disposed	332,251	305,064
Change in Deferred Income Taxes	(38,170)	46,049
Bad Debt Expense	23,486	18,339
Loss on Sale of Property, Plant and Equipment	762	524
Gain on Asset Dispositions	(2)	(2,739)
Change in Income Tax Receivable	2,615	77,377
Change in Accounts Payable and Accrued Expenses	19,958	4,855
Change in Accrued Litigation Expense	(41,720)	41,500
Change in Accounts Receivable	(3,588)	(19,940)
Excess Tax Benefits from Stock-Based Compensation	(3,766)	(700)
Change in Prepaid Expenses and Other Assets	(14,668)	(9,582)
Change in Customer Deposits and Advance Payments	(4,907)	491
Stock-Based Compensation	5,276	3,805
Other Changes, Net	(1,917)	(807)

Cash Provided by Operating Activities	86,640	295,574

INVESTING ACTIVITIES:
Purchases of Investments	(73,178)	(67,590)
Proceeds from Maturities and Calls of Investments	70,618	—
Additions to Property, Plant and Equipment	(45,280)	(55,951)
Acquisitions of Businesses and Contracts	(28,375)	(34,404)
Proceeds from Dispositions of Businesses and Contracts	1,984	15,614
Proceeds from Sales of Property, Plant and Equipment	3,526	7,712

Cash Used in Investing Activities	(70,705)	(134,619)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	12,039	128,573
Repayments on Credit Facilities	(24,214)	(16,569)
Acquisition of Treasury Stock	(34,131)	(127,193)
Dividends Paid	(3,415)	(3,137)
Excess Tax Benefits from Stock-Based Compensation	3,766	700
Issuance of Stock Under Stock Option Plans	9,407	3,592

Cash Used in Financing Activities	(36,548)	(14,034)

(Decrease) Increase in Cash and Cash Equivalents	(20,613)	146,921
Cash and Cash Equivalents at Beginning of Period	176,257	72,022

Cash and Cash Equivalents at End of Period	$155,644	$218,943

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

The consolidated balance sheet as of September 30, 2012, the consolidated statements of earnings and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The preparation of interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events. Generally, actual experience has been consistent with management’s prior estimates and assumptions; however, actual results could differ from those estimates.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly they do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the HomeSmart division has been reclassified from the Other segment to the HomeSmart segment in Note C to the consolidated financial statements. In all periods presented, “bad debt expense” has been separately presented from “change in accounts receivable” in the consolidated statements of cash flows.

Accounting Policies and Estimates

See Note A to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Receivables

Accounts receivable, net of allowances, consists of the following:

(In Thousands)	September 30, 2012	December 31, 2011
Customers	$6,934	$5,384
Corporate	22,430	29,650
Franchisee	38,209	52,437

	$67,573	$87,471

Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations.

Investments

The Company maintains investments in various corporate debt securities, or bonds. Bonds are recorded at amortized cost in the consolidated balance sheets and mature at various dates from 2012 to 2014. The amortized cost, gross unrealized gains and losses, and fair value of bonds held-to-maturity are as follows:

September 30, 2012 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$81,968	$143	$(25)	$82,086
Perfect Home Bonds	17,891	—	—	17,891

	$99,859	$143	$(25)	$99,977

December 31, 2011 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$82,243	$15	$(664)	$81,594
Perfect Home Bonds	15,889	—	—	15,889

	$98,132	$15	$(664)	$97,483

The amortized cost and fair value of held-to-maturity bonds at September 30, 2012, by contractual maturity are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$64,877	$64,956
Due in years one through two	34,982	35,021

Ending Balance	$99,859	$99,977

Information pertaining to held-to-maturity bonds with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
September 30, 2012 (In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate Bonds	$14,100	$(21)	$3,805	$(4)	$17,905	$(25)

At December 31, 2011 all bonds with gross unrealized losses were in a continuous loss position for less than 12 months.

December 31, 2011 (In Thousands)	Fair Value	Gross Unrealized Losses
Corporate Bonds	$72,315	$(664)

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

The unrealized losses at September 30, 2012 related principally to the increases in short-term market interest rates that occurred since the bonds were purchased and nine of the 41 bonds are in an unrealized loss position as of September 30, 2012. The fair value is expected to recover as the bonds approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary. At December 31, 2011, the unrealized losses related principally to the increases in short-term market interest rates that occurred since the bonds were purchased and 38 of the 44 securities were in an unrealized loss position as of December 31, 2011.

Lease Merchandise

Lease merchandise adjustments for the three month periods ended September 30, 2012 and 2011 were $15.8 million and $12.7 million, respectively. Lease merchandise adjustments for the nine month periods ended September 30, 2012 and 2011 were $39.3 million and $32.6 million, respectively. These adjustments are recorded as a component of operating expenses under the allowance method, which includes losses incurred but not yet identified.

Goodwill and Other Intangibles

During the nine months ended September 30, 2012 the Company recorded $12.8 million in goodwill, $1.4 million in customer relationship intangibles, $1.0 million in non-compete intangibles, and $708,000 in acquired franchise development rights in connection with a series of acquisitions in the Sales and Lease Ownership segment. The aggregate purchase price for these Sales and Lease Ownership acquisitions totaled $27.0 million, with the principal tangible assets acquired consisting of lease merchandise, vehicles and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $618,000 and $455,000 for the three month periods ended September 30, 2012 and 2011, respectively, for the Sales and Lease Ownership segment. Amortization expense was $1.9 million and $1.4 million for the nine month periods ended September 30, 2012 and 2011, respectively, for the Sales and Lease Ownership segment. The purchase price allocations related to current year acquisitions are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

During the nine months ended September 30, 2012 the Company recorded $687,000 in goodwill, $156,000 in customer relationship intangibles, and $72,000 in non-compete intangibles in connection with a series of acquisitions in the HomeSmart segment. The aggregate purchase price for these HomeSmart acquisitions totaled $1.4 million, with the principal tangible assets acquired consisting of lease merchandise and fixtures and equipment.

Customer relationship intangibles are amortized on a straight-line basis over their estimated useful lives of two years. Other intangible assets with definite lives are amortized using the straight-line method over the life of the asset. Amortization expense was $278,000 and $93,000 for the three month periods ended September 30, 2012 and 2011, respectively, for the HomeSmart segment. Amortization expense was $796,000 and $93,000 for the nine month periods ended September 30, 2012 and 2011, respectively, for the HomeSmart segment. The purchase price allocations related to current year acquisitions are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2012.

The results of operations of the acquired businesses are included in the Company's results of operations from the dates of acquisition and are not significant.

Stock Compensation

The results of operations for the three months ended September 30, 2012 and 2011 include $698,000 and $612,000, respectively, in compensation expense related to stock options. The results of operations for the nine months ended September 30, 2012 and 2011 include $1.5 million and $1.8 million, respectively, in compensation expense related to stock options. The results of operations for the three months ended September 30, 2012 and 2011 include $2.2 million and $758,000, respectively, in compensation expense related to restricted stock unit (“RSU”) awards and restricted stock awards (“RSA”). The results of operations for the nine months ended September 30, 2012 and 2011 include $3.6 million and $2.0 million, respectively, in compensation expense related to RSU and RSA awards.

During September 2012, the Company recorded a $10.4 million charge related to the retirement of the Company’s founder and Chairman of the Board, which included $1.7 million in compensation costs related to the accelerated vesting of 75,000 RSUs and 25,000 stock options previously granted.

For terms and conditions of the awards under the Company’s stock-based compensation plans refer to Note H in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred Compensation

The Company’s Deferred Compensation Plan (the “Plan”) is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company may elect to make restoration matching contributions on behalf of eligible employees to compensate such employees for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $8.9 million and $6.3 million as of September 30, 2012 and December 31, 2011, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance (“COLI”) contracts. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $9.9 million and $5.8 million as of September 30, 2012 and December 31, 2011, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $78,000 and $60,000 in the three month periods ended September 30, 2012 and 2011, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $240,000 and $250,000 in the nine month periods ended September 30, 2012 and 2011, respectively. Total benefits of $565,000 and $77,000 were paid in the first nine months of 2012 and 2011, respectively.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008.

As of September 30, 2012 and December 31, 2011, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.3 million and $1.2 million respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 816,000 and 1.0 million for the three months ended September 30, 2012 and 2011, respectively. Stock options had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 847,000 and 994,000 for the nine months ended September 30, 2012 and 2011, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 267,000 and 182,000 for the three months ended September 30, 2012 and 2011, respectively. RSUs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 245,000 and 169,000 for the nine months ended September 30, 2012 and 2011, respectively. RSAs had the effect of increasing the weighted average shares outstanding assuming dilution by approximately 7,000 for the three and nine months ended September 30, 2012 and had no impact for the three and nine months ended September 30, 2011.

There were no anti-dilutive stock options excluded from the computation of earnings per share assuming dilution for the three months ended September 30, 2012 or 2011. There were no anti-dilutive stock options excluded from the computation for earnings per share assuming dilution for the nine months ended September 30, 2012 and anti-dilutive stock options excluded from the computation of earnings per share assuming dilution were 293,000 for the nine months ended September 30, 2011. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were approximately 18,000 and 6,000 for the three months ended September 30, 2012 and 2011. Anti-dilutive RSUs and RSAs excluded from the computation of earnings per share assuming dilution were approximately 26,000 and 6,000 for the nine months ended September 30, 2012 and 2011, respectively.

Assets Held for Sale

Certain properties, primarily consisting mostly of parcels of land, met the held for sale classification criteria at September 30, 2012 and December 31, 2011. After adjustment to fair value, the $12.0 million and $9.9 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements.

Variable Interest Entities

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by subordinated debt. Perfect Home is based in the United Kingdom and operates 53 retail stores. As part of the transaction, the Company also received notes, an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013, and an option to sell its interest in Perfect Home. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

For accounting purposes, Perfect Home is considered a variable interest entity, or VIE, as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at September 30, 2012 and December 31, 2011, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling $17.9 million at September 30, 2012 and $15.9 million at December 31, 2011 are accounted for as held-to-maturity securities in accordance with ASC Topic 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values. The Company recorded aggregate foreign currency exchange gains related to the investment of $487,000 and $670,000 during the three and nine months ended September 30, 2012, respectively. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total investment in the notes of $17.9 million at September 30, 2012.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.

Fair Value Measurements

The fair values of the Company's cash and cash equivalents, Perfect Home bonds, accounts receivable and accounts payable approximate their carrying values due to their short-term nature.

The following tables summarize assets measured at fair value on a nonrecurring basis:

September 30, 2012 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$11,961	$—	$11,961	$—

December 31, 2011 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Held for Sale	$9,885	$—	$9,885	$—

Assets held for sale primarily represents real estate properties that consist mostly of parcels of land. The Company estimated the fair values of these properties using the market values for similar properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value, and the adjustment is recorded in operating expenses. During the three month period ended September 30, 2012, no assets held for sale were written down in value. During the nine month period ended September 30, 2012, the Company had a $600,000 write down in assets held for sale. During the three and nine month periods ended September 30, 2011, the Company had a $74,000 write down in assets held for sale.

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

The following tables summarize the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

September 30, 2012 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$82,086	$—	$82,086	$—
Fixed Rate Long Term Debt	(127,403)	—	(127,403)	—

December 31, 2011 (In Thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate Bonds	$81,594	$—	$81,594	$—
Fixed Rate Long Term Debt	(135,031)	—	(135,031)	—

The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market. The fair value of fixed rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value and fair value of fixed rate long term debt at September 30, 2012 was $125.0 million and $127.4 million, respectively, and $137.0 million and $135.0 million, respectively, at December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and the Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the three and nine months ended September 30, 2012.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-12 is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-12 did not have a material effect on the Company’s financial statements.

Note B—Credit Facilities

See Note D to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Note C—Segment Information

Aaron’s, Inc. has four reportable segments: Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing. In all periods presented, HomeSmart was reclassified from the Other segment to the HomeSmart segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Revenues From External Customers:
Sales and Lease Ownership	$488,233	$467,307	$1,549,096	$1,439,936
HomeSmart	14,167	5,760	40,384	6,747
Franchise	15,981	15,889	49,628	47,408
Manufacturing	20,030	17,178	72,124	66,300
Other	2,377	1,121	6,266	5,424

Revenues of Reportable Segments	540,788	507,255	1,717,498	1,565,815
Elimination of Intersegment Revenues	(20,030)	(17,178)	(72,124)	(66,300)
Cash to Accrual Adjustments	8,752	(5,346)	8,751	111

Total Revenues from External Customers	$529,510	$484,731	$1,654,125	$1,499,626

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$38,061	$39,523	$190,287	$98,974
HomeSmart	(1,949)	(2,594)	(5,222)	(4,220)
Franchise	12,417	12,431	39,137	37,193
Manufacturing	53	687	579	2,005
Other	(10,730)	857	(12,787)	2,698

Earnings Before Income Taxes for Reportable Segments	37,852	50,904	211,994	136,650
Elimination of Intersegment Profit	(53)	(687)	(579)	(2,005)
Cash to Accrual and Other Adjustments	8,245	(5,125)	8,248	(7)

Total Earnings Before Income Taxes	$46,044	$45,092	$219,663	$134,638

Earnings before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership and HomeSmart segments are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 2% in 2012 and 2011.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to reportable segments based on relative total assets.

Revenues in the “Other” category are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. For the three and nine month periods ended September 30, 2012, the pre-tax losses of the “Other” category include $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board. Included in the nine months Earnings Before Income Taxes above for the Sales and Lease Ownership segment is the reversal of a lawsuit accrual of $35.5 million.

Note D—Commitments

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

Guarantees

The Company has guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2012, the maximum amount that the Company will be obligated to repay in the event franchisees defaulted was $114.0 million. Of this amount, approximately $89.1 million represents franchisee borrowings outstanding under the franchisee loan program and approximately $24.9 million represents franchisee borrowings under other debt facilities. Due to franchisee borrowing limits, management believes any losses associated with defaults would be mitigated through recovery of lease merchandise as well as the associated lease agreements and other assets. Since the inception of the franchisee loan and guaranty program in 1994, the Company has had no significant associated losses.

Legal Proceedings

The Company is frequently a party to various legal proceedings arising in the ordinary course of business. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience to determine whether or not any legal proceedings may have a material adverse impact upon the Company's business. The Company accrues for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact upon the Company's business, financial position or results of operations, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them. Some of the proceedings the Company is currently a party to are described below:

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the Court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims. On October 4, 2012 the Court denied the Company’s motion for summary judgment as to Mr. Kunstmann individually finding that there were too many factual disputes regarding Mr. Kunstmann’s job duties to enter judgment at this time. The Court has not yet ruled on the Company’s motion for decertification. The parties were ordered by the Court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. To date, no class has been certified. Discovery on this matter has closed. The Company intends to vigorously defend itself in this litigation.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” On February 17, 2012, the Magistrate Judge recommended in her report to the District Court that the Company be dismissed from the lawsuit. While dismissing the Company from the lawsuit on March 20, 2012, the District Court gave plaintiffs leave to conduct additional limited discovery and to file an amended complaint. On September 14, 2012, Plaintiffs filed an amended complaint against the Company and its franchisees alleging, among other claims, invasion of privacy, interception of electronic communications in violation of the Federal Wiretap Act as amended by the Electronic Communications Privacy Act and vicarious liability claims against the Company. The Plaintiffs are seeking damages in connection with the allegations of the amended complaint. On October 15, 2012, the Company filed a motion to dismiss the amended complaint. As was the case with the initial complaint, the Company continues to expressly deny the alleged conduct and intends to defend itself vigorously.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal break and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Approximately 20 employees have opted-in to this lawsuit pursuant to the FLSA’s opt-in provisions. On September 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The Company filed a request for interlocutory appeal, which the Court denied and notice was distributed to the class members. With limited exceptions, the time period for class members to opt in has expired. The Company expects the class size to represent less than ten percent of the potential class members and intends to vigorously defend itself in the litigation.

The matter of Parish Harrigan and Carlos Urzua v. Aaron’s, Inc. was filed in the Superior Court of the State of California, County of Sacramento on January 27, 2012. Plaintiffs allege that they were subjected to jokes and name calling on the basis of their race and national origin. Plaintiffs further claim that they were subject to retaliation after reporting the discrimination and harassment to the Company. The Plaintiffs are seeking damage in connection with the allegations. The Company denies the underlying allegations, believes that it took prompt action to investigate the claims once it was notified of the allegations, denies that either plaintiff was subject to retaliation and intends to vigorously defend itself in the litigation.

The Company believes we have meritorious defenses to the claims described above, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.

At September 30, 2012, we estimated that the aggregate exposure to loss for all material pending legal proceedings for which a loss is probable, excluding an immaterial amount for which we have already accrued, is $4.9 million, although this belief is subject to the uncertainties and variables described above. At September 30, 2012, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is reasonably possible, but less likely than probable, is from $0 to $11.8 million, although this belief is subject to the uncertainties and variables described above. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Other Commitments

The Company has no long-term commitments to purchase merchandise. At September 30, 2012, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $24.1 million. At September 30, 2012, the Company had $9.8 million in non-cancelable commitments to purchase vehicles.

See Note F to the consolidated financial statements in the 2011 Annual Report on Form 10-K for further information.

Note E—Related Party Transactions

The Company leases certain properties under capital leases from certain related parties that are described in Note D to the consolidated financial statements in the 2011 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Aaron’s, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of September 30, 2012, and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aaron’s, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended not presented herein and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 7, 2012

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

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Aaron’s, Inc. (“Aaron’s”) is a leader in the sales and lease ownership and specialty retailing of residential furniture, consumer electronics, computers, home appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies nearly one-half of the upholstered furniture and bedding leased and sold in our stores.

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.753 billion in 2009 to $2.022 billion in 2011, representing a compound annual growth rate of 7.4%. Total revenues from operations for the three months ended September 30, 2012 were $529.5 million, an increase of $44.8 million, or 9.2%, over the comparable period in 2011. Total revenues from operations for the nine months ended September 30, 2012 were $1.654 billion, an increase of $154.5 million, or 10.3%, over the comparable period in 2011.

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

We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers, and increased consumer credit constraints during the current economic conditions have created a market opportunity for our unique sales and lease ownership concept. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for growth for our sales and lease ownership division. We believe that the segment of the population targeted by our sales and lease ownership division comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved. However, although we believe our business is ‘recession-resistant’, with those who are no longer able to access consumer credit becoming new customers of Aaron’s, there can be no guarantee that, if the current economic climate continues for an extensive period of time or there is another economic downturn, our customer base will not curtail spending on household merchandise.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $63.3 million of revenues in 2011, up from $52.9 million in 2009, representing a compound annual growth rate of 9.4%. Total revenues from franchise royalties and fees for the three months ended September 30, 2012 were $16.0 million, an increase of $92,000, or 0.6%, over the comparable period in 2011. Total revenues from franchise royalties and fees for the nine months ended September 30, 2012 were $49.6 million, an increase of $2.2 million, or 4.7%, over the comparable period in 2011.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended September 30, 2012, we calculated this amount by comparing revenues for the three months ended September 30, 2012 to revenues for the comparable period in 2011 for all stores open for the entire 15-month period ended September 30, 2012, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2012, we calculated this amount by comparing revenues for the nine months ended September 30, 2012 to revenues for the comparable period in 2011 for all stores open for the entire 24-month period ended September 30, 2012, excluding stores that received lease agreements from other acquired, closed or merged stores.

Key Components of Earnings

In this management’s discussion and analysis section, we review our consolidated results.

Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the term. Retail sales represent sales of both new and returned lease merchandise from Company-operated stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership division franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues include, at times, income from gains on asset dispositions and other miscellaneous revenues.

Retail Cost of Sales. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.

Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.

Operating Expenses. Operating expenses include personnel costs, selling costs, occupancy costs, delivery costs, and lease merchandise write-offs, among other expenses.

Lawsuit (Income)Expense. Lawsuit (income) expense consists of the net cost of paying legal judgments and settlement amounts; defense costs are included in operating expenses.

Retirement Charge. Retirement charge represents costs associated with the retirement of the Company’s founder and Chairman of the Board.

Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.

Critical Accounting Policies

Refer to the 2011 Annual Report on Form 10-K.

Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

For the three months ended September 30, 2012 and 2011, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is leased or sold through our Company-operated and franchised stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

(In Thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Increase/ (Decrease) to 2012 from 2011	% Increase/ (Decrease) to 2012 from 2011
REVENUES:
Lease Revenues and Fees	$414,490	$370,350	$44,140	11.9%
Retail Sales	7,912	8,298	(386)	(4.7)
Non-Retail Sales	87,221	86,100	1,121	1.3
Franchise Royalties and Fees	15,981	15,889	92	0.6
Other	3,906	4,094	(188)	(4.6)

	529,510	484,731	44,779	9.2

COSTS AND EXPENSES:
Retail Cost of Sales	4,696	4,872	(176)	(3.6)
Non-Retail Cost of Sales	79,681	78,508	1,173	1.5
Operating Expenses	237,291	218,319	18,972	8.7
Retirement Charge	10,394	—	10,394	100.0
Depreciation of Lease Merchandise	150,783	136,727	14,056	10.3

	482,845	438,426	44,419	10.1

OPERATING PROFIT	46,665	46,305	360	0.8
Interest Income	932	464	468	100.9
Interest Expense	(1,553)	(1,677)	(124)	(7.4)

EARNINGS BEFORE INCOME TAXES	46,044	45,092	952	2.1
INCOME TAXES	17,103	17,047	56	0.3

NET EARNINGS	$28,941	$28,045	$896	3.2%

Revenues

The 9.2% increase in total revenues, to $529.5 million for the three months ended September 30, 2012, from $484.7 million for the comparable period in 2011, was due mainly to a $20.9 million, or 4.5%, increase in revenues from the Sales and Lease Ownership segment, an $8.4 million, or 146.0%, increase in revenues from the HomeSmart segment and a $92,000, or 0.6%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 5.9% increase in lease revenues and fees and 1.3% increase in non-retail sales, partially offset by a 4.7% decrease in retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 58 Company-operated stores since September 30, 2011 and a 6.2% increase in same store revenues. Non-retail sales increased primarily due to the net addition of 25 franchised stores since September 30, 2011, and a 3.2% increase in same store revenues of existing franchised stores. Retail sales decreased primarily as a result of the Company discouraging the clearance sale of previously leased product in favor of refurbishing and re-leasing the merchandise.

HomeSmart segment revenues increased by $8.4 million primarily due to the growth in the number of HomeSmart stores to 78, reflecting a net addition of 22 stores since September 30, 2011.

Franchise segment revenues increased primarily due to a $635,000 or 5.0%, increase in royalty income from franchisees, partially offset by decreases in franchise fees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 3.2% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at September 30, 2012 was 724, reflecting a net addition of 25 stores since September 30, 2011.

The $44.1 million increase in lease revenues and fees, the $1.1 million increase in non-retail sales and the $386,000 decrease in retail sales were primarily attributable to our Sales and Lease Ownership segment discussed above. The $92,000 increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

Included in other revenues for the three months ended September 30, 2012 and 2011 are gains of $2,000 and $1.7 million, respectively, on sales of Company-operated stores.

Cost and Expenses

Retail cost of sales decreased $176,000, or 3.6%, to $4.7 million for the three months ended September 30, 2012, from $4.9 million for the comparable period in 2011, and as a percentage of retail sales, increased to 59.4% from 58.7% due to a change in the mix of products.

Non-retail cost of sales increased 1.5% to $79.7 million for the three months ended September 30, 2012, from $78.5 million for the comparable period in 2011, and as a percentage of non-retail sales, increased to 91.4% from 91.2% due to a change in the mix of products.

Operating expenses for the three months ended September 30, 2012 increased $19.0 million, or 8.7%, to $237.3 million from $218.3 million for the comparable period in 2011 primarily as a result of increased operating expenses related to the growth of the sales and lease ownership business and increased legal fees and expenses associated with the Company’s privacy and data security initiatives. As a percentage of total revenues, operating expenses were 44.8% for the three months ended September 30, 2012 and 45.0% for the comparable period in 2011.

Retirement charge for the three months ended September 30, 2012 was $10.4 million, representing costs associated with the retirement of the Company’s founder and Chairman of the Board.

Depreciation of lease merchandise increased $14.1 million to $150.8 million for the three months ended September 30, 2012 from $136.7 million during the comparable period in 2011, a 10.3% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.4% for the three months ended September 30, 2012 from 36.9% for the three months ended September 30, 2011.

Operating Profit

Interest income increased to $932,000 for the three months ended September 30, 2012, compared with $464,000 for the comparable period in 2011, a 100.9% increase. The increase in interest income is due to higher average investment balances during the three months ended September 30, 2012, resulting in higher returns.

Interest expense decreased to $1.6 million for the three months ended September 30, 2012, compared with $1.7 million for the comparable period in 2011, a 7.4% decrease. The decrease in interest expense was due to lower average debt levels during the third quarter of 2012 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s July 2005 senior unsecured notes.

Income Taxes. Income tax expense increased $56,000 to $17.1 million for the three months ended September 30, 2012, compared to $17.0 million for the comparable period in 2011, representing a 0.3% increase. The effective tax rate was 37.1% and 37.8% for the three months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate to 37.1% in the three months ended September 30, 2012, from 37.8% in the comparable period in 2011, was due to changes in permanent items, principally the anticipated availability of the Section 199 domestic manufacturing deduction in 2012. The deduction was not available in 2011 due to the net operating loss caused by 100% bonus depreciation.

Net Earnings. Net earnings increased $896,000 to $28.9 million for the three months ended September 30, 2012, compared with $28.0 million for the comparable period in 2011, representing a 3.2% increase. As a percentage of total revenues, net earnings were 5.5% and 5.8% for the three month periods ended September 30, 2012 and 2011, respectively. The increased net earnings resulted primarily from the maturing of new Company-operated and franchised sales and lease ownership stores added over the past several years, contributing to a 6.5% increase in same store revenues. Additionally, the three months ended September 30, 2012 included $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

For the nine months ended September 30, 2012 and 2011, the Company’s Sales and Lease Ownership, Franchise and HomeSmart segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only the material changes are discussed within these three segments. The production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is leased or sold through our Company-operated and franchised stores, and consequently that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

(In Thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Increase/ (Decrease) to 2012 from 2011	% Increase/ (Decrease) to 2012 from 2011
REVENUES:
Lease Revenues and Fees	$1,264,564	$1,139,681	$124,883	11.0%
Retail Sales	30,119	30,491	(372)	(1.2)
Non-Retail Sales	299,160	271,154	28,006	10.3
Franchise Royalties and Fees	49,628	47,408	2,220	4.7
Other	10,654	10,892	(238)	(2.2)

	1,654,125	1,499,626	154,499	10.3

COSTS AND EXPENSES:
Retail Cost of Sales	17,120	18,157	(1,037)	(5.7)
Non-Retail Cost of Sales	273,143	246,718	26,425	10.7
Operating Expenses	709,774	646,119	63,655	9.9
Lawsuit (Income) Expense	(35,500)	36,500	(72,000)	(197.3)
Retirement Charge	10,394	—	10,394	100.0
Depreciation of Lease Merchandise	457,350	415,405	41,945	10.1

	1,432,281	1,362,899	69,382	5.1

OPERATING PROFIT	221,844	136,727	85,117	62.3
Interest Income	2,708	934	1,774	189.9
Interest Expense	(4,889)	(3,023)	1,866	61.7

EARNINGS BEFORE INCOME TAXES	219,663	134,638	85,025	63.2
INCOME TAXES	83,252	51,405	31,847	62.0

NET EARNINGS	$136,411	$83,233	$53,178	63.9%

Revenues

The 10.3% increase in total revenues, to $1.654 billion for the nine months ended September 30, 2012, from $1.500 billion for the comparable period in 2011, was due mainly to a $109.2 million, or 7.6%, increase in revenues from the Sales and Lease Ownership segment, a $33.6 million increase in revenues from the HomeSmart segment and a $2.2 million, or 4.7%, increase in revenues from the Franchise segment.

Sales and Lease Ownership segment revenues increased due to a 7.4% increase in lease revenues and fees and 10.3% increase in non-retail sales, partially offset by the 1.2% decrease in retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 58 Company-operated stores since September 30, 2011 and a 4.8% increase in same store revenues. Non-retail sales increased primarily due to the net addition of 25 franchised stores since September 30, 2011, and a 5.0% increase in same store revenues of existing franchised stores. Retail sales decreased primarily as a result of the Company discouraging the clearance sale of previously leased product in favor of refurbishing and re-leasing the merchandise.

HomeSmart segment revenues increased by $33.6 million primarily due to the growth in the number of HomeSmart stores to 78, reflecting a net addition of 22 stores since September 30, 2011.

Franchise segment revenues increased primarily due to a $3.3 million, or 8.6%, increase in royalty income from franchisees, partially offset by decreases in franchise fees. Franchise royalty income increased primarily due to the growth in the number of franchised stores and a 5.0% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at September 30, 2012 was 724, reflecting a net addition of 25 stores since September 30, 2011.

The $124.9 million increase in lease revenues and fees, the $28.0 million increase in non-retail sales and the $372,000 decrease in retail sales were primarily attributable to our Sales and Lease Ownership segment discussed above. The $2.2 million increase in franchise royalties and fees was attributable to our Franchise segment also discussed above.

Included in other revenues for the first nine months ended September 30, 2012 and 2011 are gains of $2,000 and $2.7 million, respectively, on sales of Company-operated stores.

Cost and Expenses

Retail cost of sales decreased $1.0 million, or 5.7%, to $17.1 million for the nine months ended September 30, 2012, from $18.2 million for the comparable period in 2011, and as a percentage of retail sales, decreased to 56.8% from 59.5% due to a change in the mix of products.

Non-retail cost of sales increased 10.7% to $273.1 million for the nine months ended September 30, 2012, from $246.7 million for the comparable period in 2011, and as a percentage of non-retail sales, increased slightly to 91.3% from 91.0% due to a change in the mix of products.

Operating expenses for the nine months ended September 30, 2012 increased $63.7 million, or 9.9%, to $709.8 million from $646.1 million for the comparable period in 2011 primarily as a result of increased operating expenses related to the growth of the sales and lease ownership business and increased legal fees and expenses associated with the Company’s privacy and data security initiatives. As a percentage of total revenues, operating expenses were 42.9% for the nine months ended September 30, 2012, and 43.1% for the comparable period in 2011.

Lawsuit (income) expense for the nine months ended September 30, 2012 decreased $72.0 million from the comparable period due to the reversal of $35.5 million in conjunction with a lawsuit settlement for which the Company had accrued $36.5 million during the nine months ended September 30, 2011.

Retirement charge for the nine months ended September 30, 2012 was $10.4 million, representing costs associated with the retirement of the Company’s founder and Chairman of the Board.

Depreciation of lease merchandise increased $41.9 million to $457.4 million for the nine months ended September 30, 2012 from $415.4 million during the comparable period in 2011, a 10.1% increase. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.2% for the nine months ended September 30, 2012 from 36.4% for the nine months ended September 30, 2011.

Operating Profit

Interest income increased to $2.7 million for the nine months ended September 30, 2012, compared with $934,000 for the comparable period in 2011, a 189.9% increase. The increase in interest income is due to higher average investment balances during the nine months ended September 30,2012, resulting in higher returns.

Interest expense increased to $4.9 million for the nine months ended September 30, 2012, compared with $3.0 million for the comparable period in 2011, a 61.7% increase. The increase in interest expense was due to higher average debt levels during the first nine months of 2012 as a result of the issuance of $125 million senior unsecured notes on July 5, 2011.

Income Taxes. Income tax expense increased $31.8 million to $83.3 million for the nine months ended September 30, 2012, compared to $51.4 million for the comparable period in 2011, representing a 62.0% increase. The effective tax rate was 37.9% and 38.2% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate to 37.9% in the nine months ended September 30, 2012, from 38.2% in the comparable period in 2011, was due to changes in permanent items, principally the anticipated availability of the Section 199 domestic manufacturing deduction in 2012. The deduction was not available in 2011 due to the net operating loss caused by 100% bonus depreciation.

Net Earnings. Net earnings increased $53.2 million to $136.4 million for the nine months ended September 30, 2012, compared with $83.2 million for the comparable period in 2011, representing a 63.9% increase. As a percentage of total revenues, net earnings were 8.2% and 5.6% for the nine month periods ended September 30, 2012 and 2011, respectively. The increased net earnings resulted primarily from the maturing of new Company-operated and franchised sales and lease ownership stores added over the past several years, contributing to a 4.8% increase in same store revenues and a 4.7% increase in franchise royalties and fees, respectively. Additionally, the nine months ended September 30, 2012 included a $35.5 million benefit in conjunction with a lawsuit settlement for which the Company had accrued $36.5 million during the same period of the prior year, as well as $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board.

Balance Sheet

Cash and Cash Equivalents. Our cash and cash equivalents balance decreased to $155.6 million at September 30, 2012, from $176.2 million at December 31, 2011. For additional information related to the $20.6 million decrease in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.

Investments. Our investments balance increased to $99.9 million at September 30, 2012 from $98.1 million at December 31, 2011. The $1.7 million increase was primarily a result of purchases of investments, partially offset by scheduled maturities and calls of investments, in the first nine months of 2012.

Goodwill. The $13.3 million increase in goodwill, to $232.7 million at September 30, 2012 from $219.3 million on December 31, 2011, is primarily the result of a series of acquisitions of sales and lease ownership businesses since December 31, 2011. The aggregate purchase price for these asset acquisitions totaled $28.4 million, with the principal tangible assets acquired consisting of lease merchandise, vehicles and certain fixtures and equipment.

Accounts Payable and Accrued Expenses. The increase of $19.1 million in accounts payable and accrued expenses, to $250.7 million at September 30, 2012, from $231.6 million at December 31, 2011, is the result of fluctuations in the timing of payments and accruals related to the $10.4 million retirement charge associated with the retirement of the Company’s founder and Chairman of the Board.

Accrued Litigation Expense. Accrued litigation expense decreased $41.7 million from $41.7 million at December 31, 2011 as a result of the reversal of amounts previously accrued in conjunction with a legal matter that was settled in 2012.

Liquidity and Capital Resources

General

Cash flows from operating activities for the nine months ended September 30, 2012 and 2011 were $86.6 million and $295.6 million, respectively. Cash inflows from operating activities for the nine months ended September 30, 2012 included the $35.5 million reversal of the accrued lawsuit expense. The decrease in cash flows from operating activities is primarily related to federal tax payments, increased purchases of lease merchandise in 2012 and changes in working capital and other balance sheet changes, partially offset by higher earnings.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions of Sales and Lease Ownership stores and shown under investing activities was $10.4 million for the first nine months of 2012, and $4.5 million for the comparable 2011 period. Sales of Sales and Lease Ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $2.0 million and $15.6 million for the first nine months of 2012 and 2011, respectively. The amount of lease merchandise purchased in acquisitions of HomeSmart stores shown under investing activities was $427,000 and $6.6 million for the first nine months of 2012 and 2011, respectively. There was no sales activity for HomeSmart stores during the first nine months of 2012 or 2011.

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

At September 30, 2012, we did not have any amounts outstanding under our revolving credit agreement. The credit facilities balance increased by $112.0 million in 2011. Our current revolving credit facility expires May 23, 2013 and the total available credit under the facility is $140.0 million.

During July 2012, we repaid at maturity the aggregate remaining principal amount of $12.0 million on the 5.03% senior unsecured notes issued in July 2005 and due July 2012.

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

Our revolving credit agreement, 3.75% senior unsecured notes and our franchisee loan facility agreement and guaranty discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; (2) total debt to EBITDA of no greater than 3:1; and (3) total debt to total capitalization of no greater than 0.6:1. “EBITDA” in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. We are also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants themselves in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at September 30, 2012 and believe that we will continue to be in compliance in the future.

We purchase our common stock in the market from time to time as authorized by our board of directors. We repurchased 1,236,689 shares in the first nine months of 2012 for a cash outlay of $34.1 million. We have the authority to purchase 4,044,655 additional shares as of September 30, 2012. We repurchased 5,075,675 shares during the first nine months of 2011 for a cash outlay of $127.2 million.

We have a consistent history of paying dividends, having paid dividends for 25 consecutive years. A $.013 per share dividend on our former non-voting common stock and common stock (formerly our Class A Common Stock) was paid in January 2011, April 2011, July 2011, and October 2011 for a total cash outlay of $4.1 million. Our board of directors increased the dividend 15.4% for the fourth quarter of 2011 on November 1, 2011 to $.015 per share and the dividend was paid to holders of common stock in January 2012, April 2012, and July 2012 for a total cash outlay of $3.4 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will be able to fund our growth using expected cash flows from operations, existing cash and cash equivalents, existing credit facilities, vendor credits and proceeds from the sale of lease merchandise returned for at least the next 24 months.

Commitments

Income Taxes. During the nine months ended September 30, 2012, we made $108 million in federal and state income tax payments. Within the next three months, we anticipate that we will make cash payments for federal and state income taxes of approximately $35 million. The Small Business Jobs Act of 2010 was enacted after we paid our third quarter 2010 estimated federal tax. In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts we had paid more than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011 as well as 50% of the adjusted basis of qualified property placed in service in 2012. Accordingly, our cash flow benefited from having a lower current tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where we remain the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2011 and prior periods. We estimate that at December 31, 2011, the remaining tax deferral associated with the acts described above is approximately $240.0 million, of which approximately 70% will reverse in 2012 and most of the remainder will reverse in 2013 and 2014.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2012 are shown in the table below under “Contractual Obligations and Commitments.”

We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are nine Aaron’s officers and two former officers of the Company of which there are six executive officers, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease amount of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks, and we also guarantee franchisee borrowings under certain other debt facilities. The franchisee loan facility matures on May 15, 2013, and we plan to extend the maturity date on or prior to the current maturity date.

At September 30, 2012, the debt amount that we might be obligated to repay in the event franchisees defaulted was $114.0 million. Of this amount, approximately $89.1 million represents franchisee borrowings outstanding under the franchisee loan program, and approximately $24.9 million represents franchisee borrowings that we guarantee under other debt facilities. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchisee loan and guaranty program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of September 30, 2012:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$157,708	$4,848	$59,375	$62,626	$30,859
Capital Leases	15,714	2,264	4,727	4,382	4,341
Operating Leases	525,819	101,524	160,034	97,991	166,270
Purchase Obligations	33,859	27,026	6,490	343	—
Retirement Obligations	8,701	1,727	3,455	3,455	64

Total Contractual Cash Obligations	$741,801	$137,389	$234,081	$168,797	$201,534

The following table shows the approximate amounts of our commercial commitments as of September 30, 2012:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$113,981	$112,431	$1,550	$—	$—

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

Retirement obligations represent future payments associated with the $10.4 million charge related to the retirement of the Company’s founder and Chairman of the Board.

Deferred income tax liabilities as of September 30, 2012 were $245.0 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the book basis of assets and liabilities and their respective tax basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We occasionally hold long-term debt with variable interest rates indexed to LIBOR or the prime rate that exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2012, a hypothetical 1.0% increase or decrease in interest rates would not be material.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama, on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated general managers nationwide for the period January 25, 2007 to present. After initially denying plaintiffs’ class certification motion in April 2009, the Court ruled to conditionally certify a plaintiff class in early 2010. The current class includes 247 individuals. The Company has filed its motion to decertify the class action as well as a motion for summary judgment on plaintiff’s individual claims. On October 4, 2012 the Court denied the Company’s motion for summary judgment as to Mr. Kunstmann individually finding that there were too many factual disputes regarding Mr. Kunstmann’s job duties to enter judgment at this time. The Court has not yet ruled on the Company’s motion for decertification. The parties were ordered by the Court to attend mediation on March 1, 2012 and March 12, 2012, which did not result in settlement.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010. Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. To date, no class has been certified. Discovery on this matter is closed. The Company intends to vigorously defend itself in this litigation.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania, plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” On February 17, 2012, the Magistrate Judge recommended in her report to the District Court that the Company be dismissed from the lawsuit on March 20, 2012. While dismissing the Company from the lawsuit, the District Court gave plaintiffs leave to conduct additional limited discovery and to file an amended complaint. On September 14, 2012, Plaintiffs filed an amended complaint against the Company and its franchisees alleging, among other claims, invasion of privacy, interception of electronic communications in violation of the Federal Wiretap Act as amended by the Electronic Communications Privacy Act and vicarious liability claims against the Company. The Plaintiffs are seeking damages in connection with the allegations of the amended complaint. On October 15, 2012, the Company filed a motion to dismiss the amended complaint. As was the case with the initial complaint, the Company continues to expressly deny the alleged conduct and intends to defend itself vigorously.

The Company has received inquiries from and is responding to government agencies requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal break and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Approximately 20 employees have opted-in to this lawsuit pursuant to the FLSA’s opt-in provisions. On September 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The Company filed a request for interlocutory appeal, which the Court denied and notice was distributed to the class members. With limited exceptions, the time period for class members to opt in has expired. The Company expects the class size to represent less than ten percent of the potential class members and intends to vigorously defend itself in the litigation.

The matter of Parish Harrigan and Carlos Urzua v. Aaron’s, Inc. was filed in the Superior Court of the State of California, County of Sacramento on January 27, 2012. Plaintiffs allege that they were subjected to jokes and name calling on the basis of their race and national origin. Plaintiffs further claim that they were subject to retaliation after reporting the discrimination and harassment to the Company. The Plaintiffs are seeking damages in connection with the allegations. The Company denies the underlying allegations, believes that it took prompt action to investigate the claims once it was notified of the allegations, denies that either plaintiff was subject to retaliation and intends to vigorously defend itself in the litigation.

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

The Company repurchased 872,908 shares of its common stock during the third quarter of 2012. As of September 30, 2012, the Company’s Board of Directors had authorized the repurchase of up to an additional 4,044,655 shares of common stock pursuant to repurchase authority publicly announced from time-to-time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 31, 2012	0	$0	0	4,917,563
August 1, 2012 through August 31, 2012	0	$0	0	4,917,563
September 1, 2012 through September 30, 2012	872,908	$28.18	872,908	4,044,655

Total	872,908	$28.18	872,908	4,044,655

ITEM 6.	EXHIBITS

The following exhibits are furnished herewith:

10.1	Retirement Agreement between Aaron’s Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Comission on August 30, 2012, which exhibit is by this reference incorporated herein.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – November 7, 2012	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Date – November 7, 2012		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President, Corporate Controller