Form 10-K
period 2012-12-31
AARON'S INC
filed 2013-02-22
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012 was $1,962,847,697 based on the closing price on that date as reported by the New York Stock Exchange. As of February 15, 2013, there were 75,767,000 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

General

Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. We engage in the lease ownership, lease and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, living room, dining room and bedroom furniture, washers, dryers and refrigerators. We carry well-known brands such as JVC®, Mitsubishi®, Panasonic®, Sony®, Hewlett-Packard®, Simmons®, Frigidaire®, LG®, Samsung® and Sharp®. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding leased and sold in our stores. Our strategic focus is on expanding our sales and lease ownership business, which includes Aaron’s Sales & Lease Ownership and HomeSmart stores, through opening new Company-operated stores, expanding our franchise program, and making selective acquisitions.

As of December 31, 2012, we had 2,073 stores, comprised of 1,324 Company-operated stores in 29 states and 749 independently-owned franchised stores in 48 states and Canada. We have added 294 Company-operated and 265 franchised stores since the beginning of 2008. Included in the Company store counts above are 1,246 Aaron’s Sales & Lease Ownership stores and 78 Company-operated HomeSmart stores. Aaron’s Sales & Lease Ownership division includes 19 Company-operated RIMCO stores, our wheels, tires and accessories sales and lease ownership concept.

We have a history of revenue growth and profitability. Total revenues increased to $2.223 billion in 2012 from $1.592 billion in 2008, representing an 8.7% compound annual growth rate. Our total net earnings from continuing operations increased to $173.0 million in 2012 from $85.8 million in 2008 representing a 19.2% compound annual growth rate.

Our former Chairman, R. Charles Loudermilk, Sr., established Aaron’s in 1955, and we were incorporated under the laws of Georgia in 1962. Our principal business address is 309 E. Paces Ferry Road, N.E., Atlanta, Georgia, 30305-2377, and our telephone number is (404) 231-0011.

We own or have rights to various trademarks and trade names used in our business including Aaron’s, Aaron’s Sales & Lease Ownership, HomeSmart, RIMCO and Woodhaven Furniture Industries.

Aaron’s Sales & Lease Ownership. Our Aaron’s Sales & Lease Ownership division is primarily a monthly payment model and focuses on providing durable household goods to lower to middle income consumers who have limited or no access to traditional credit sources such as bank financing, installment credit or credit cards. Our sales and lease ownership program enables these customers to obtain quality-of-life enhancing merchandise that they might otherwise not be able to afford, without incurring additional debt or long-term obligations.

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

HomeSmart. In 2012 we expanded our HomeSmart division through an acquisition and new store openings, resulting in a net increase of seven Company-operated stores. The HomeSmart division has been established to serve weekly customers and the stores offer products that are similar to those in our Aaron’s stores.

Manufacturing (Woodhaven Furniture Industries). Aaron’s is the only major furniture lease company in the United States that manufactures its own furniture. We operate five furniture manufacturing plants and eight bedding manufacturing facilities. By manufacturing our own specially designed residential furniture and bedding, we believe we enjoy an advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of our furniture products. Substantially all of Woodhaven Furniture Industries’ production is leased and sold through our Company-operated and franchised stores.

Aaron’s Office Furniture Closure. After disappointing results in a difficult economic environment, in June 2010 we announced plans to close all 12 of the then remaining Aaron’s Office Furniture stores and focus on the Company’s sales and lease ownership business. As of December 31, 2011, we closed 11 of the Aaron’s Office Furniture stores and had one remaining store open to liquidate merchandise; this final store was sold in August 2012. During 2010, we recorded $9.0 million in charges related to write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores and the division. We did not incur significant charges in 2011 or 2012 related to winding down the division.

Industry Overview

The Rent-to-Own Industry

The rent-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a typical industry rent-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. The customer may cancel the agreement at any time by returning the merchandise to the store, generally with no further lease obligation. If customers lease the item to the full term, they obtain ownership of the item, though they can choose to buy it at any time.

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

We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and the current tightening consumer credit have created a market opportunity for the industry. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for industry growth. We believe that the segment of the population targeted by the industry comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.

Aaron’s Sales and Lease Ownership versus Traditional Rent-to-Own

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

Our sales and lease ownership model is distinctive from a typical rent-to-own business in that we encourage our customers to obtain ownership of their lease merchandise. Based upon industry data, we believe when merchandise is initially leased our customers obtain ownership more (over 46%) versus rent-to-own businesses in general (approximately 25%). We believe our sales and lease ownership model offers the following unique characteristics versus traditional rent-to-own stores:

•	Lower total cost—our agreement terms typically provide a lower cost of ownership to the customer.

•	Wider merchandise selection—we generally offer a larger selection of higher-quality merchandise.

•	Larger store layout—our stores are typically 9,000 square feet, nearly twice the size of typical rent-to-own stores.

•	Fewer payments— our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term until the customer obtains ownership.

•	Flexible payment methods—we offer our customers the opportunity to pay by cash, check, debit card or credit card, compared with the more common cash payment method at typical rent-to-own stores. Aaron’s Sales & Lease Ownership stores currently receive approximately 59.9% payment volume (in dollars) from customers by check, debit card or credit card. HomeSmart stores currently receive approximately 45.9% payment volume (in dollars) from customers by check, debit card, credit card or online payment.

We believe our sales and lease ownership model also has attractive features in common with traditional retailers. Among these features are store size, merchandise selection and the latest product offerings, such as “state-of-the-art” electronics and computers. As technology advances and home furnishings and appliances evolve, we strive to offer our customers the latest product developments at affordable prices.

Unlike transactions with most traditional retailers, where the customer is committed to purchase the merchandise, our sales and lease ownership transactions are not credit installment contracts, and the customer may elect to terminate the transaction after a short, initial lease period. Our sales and lease ownership stores offer an up-front “cash and carry” purchase option and a 120 day same-as-cash option on most merchandise at prices that are competitive with traditional retailers.

Operating Strategies

Our operating strategies are focused on differentiation from our competitors and improved efficiencies. We strive to:

•	Differentiate our sales and lease ownership concept – We believe that the success of our sales and lease ownership operation is attributable to our distinctive approach to the business that sets us apart from our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that differ from our competitors, such as offering lease ownership agreements which result in a lower “all-in” price, larger and more attractive store showrooms, a wider selection of higher-quality merchandise and up-front cash and carry purchase options on select merchandise at prices that are competitive with traditional retailers. Most sales and lease ownership customers make their payments in person, and we use these frequent visits to strengthen customer relationships and make customers feel welcomed in our stores.

•	Offer high levels of customer service and satisfaction – We foster good relationships with our customers to attract recurring business and encourage them to lease merchandise for the full agreement term by providing high levels of service and satisfaction. We demonstrate our commitment to superior customer service by providing customers quick delivery of leased merchandise, in many cases by same or next day delivery, and through Aaron’s Service Plus such other benefits as the 120 day same-as-cash option, repair service at no additional charge to the customer, lifetime reinstatement and other discounts and benefits. We have also established an employee training program called Aaron’s University, which is a 150-plus course curriculum designed to enhance the customer relation skills of both Company-operated and franchised store managers and other operating personnel.

•

Promote our vendors and the Aaron’s® brand name – Our marketing initiatives reach the target Aaron’s customer in a variety of ways. We advertise our brand name “Dream Products” through our “Drive Dreams Home” sponsorship of NASCAR Championship Racing. Sponsorship of other sporting events, such as professional football, basketball and baseball, and various college sports, also targets this distinct market. Every month, we distribute mass mailings of promotional material outlining specific products. Our goal is to reach households within a specified radius of each store on a consistent basis. Currently, we mail over 27 million flyers each month to consumers in areas served by our stores. We also utilize national and local television and radio advertising in our markets and for special promotions throughout the year.

•	Manage merchandise through our manufacturing and distribution capabilities – We believe that our manufacturing operations and network of 16 operating fulfillment centers at December 31, 2012 give us a strategic advantage over our competitors. Manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise, and provides us a reliable source of products. Our distribution system allows us to deliver merchandise promptly to our stores in order to meet customer demand quickly and manage inventory levels more effectively.

•	Utilize proprietary management information systems – We use proprietary computerized information systems to systematically pursue collections, to manage merchandise returns and to match inventory with demand. Each of our stores is linked by computer directly to our corporate headquarters, which enables us to monitor the performance of each store on a daily basis.

Growth Strategies

We seek to increase our revenues and profitability through the execution of our growth strategies, which are to:

•	Open additional Company-operated sales and lease ownership stores – We plan to open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We added a net of 93 Company-operated sales and lease ownership stores in 2012.

•	Increase our sales and lease ownership franchises – We believe that our franchise program allows us to grow more quickly and increase our brand exposure in new markets. In addition, the combination of Company-operated and franchised stores creates a larger store base that generally enhances the economies of scale in purchasing, distribution, manufacturing and advertising for our sales and lease ownership stores. Franchise fees and royalties represent a growing source of revenues.

•	Increase revenues and net earnings from existing sales and lease ownership stores – We experienced same store revenue growth (revenues earned in stores open for the entirety of both periods) from our Company-operated sales and lease ownership stores of 5.1% in 2012, 4.4% in 2011, and 3.5% in 2010. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores. We expect revenues and net earnings of our Aaron’s Sales & Lease Ownership division to continue to grow as the large number of stores we have opened in the past few years increase their customer bases.

•	Seek selective acquisitions in both new and existing sales and lease ownership markets – We will continue to explore acquisitions of other rent-to-own operations and select franchised stores. In 2012, we acquired the lease agreements, merchandise and assets of 48 sales and lease ownership stores. Twenty-six of these stores were subsequently merged with existing locations, resulting in 22 new stores from acquisitions. We will also seek to convert the stores of existing independent lease operators to Aaron’s Sales & Lease Ownership franchised stores. In 2012, we purchased 21 and sold three of our sales and lease ownership stores to franchisees.

•	Develop and expand HomeSmart weekly pay concept – In 2010, we opened our first HomeSmart store and had 78 stores open at the end of 2012. We expect revenue in our HomeSmart division to increase as these recently opened corporate stores add customers and start-up losses in existing stores diminish as the stores mature. We plan to open additional HomeSmart stores in the future assuming acceptable financial returns can be achieved. In 2012, a franchisee also opened the first HomeSmart franchised store.

•	Explore international expansion – In 2011 the Company purchased 11.5% of newly issued shares of common stock of a United Kingdom rent-to-own company and may further pursue international opportunities as they present themselves. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in the United Kingdom company at any time through December 31, 2013.

Operations

Aaron’s Sales & Lease Ownership

We established our Aaron’s Sales & Lease Ownership operation in 1987. At December 31, 2012, we had 1,246 Company-operated Aaron’s Sales & Lease Ownership stores in 29 states.

We have developed a distinctive concept for our sales and lease ownership stores with specific merchandising, store layout, pricing and agreement terms for our target customer market. We believe that these features create a store and a sales and lease ownership concept significantly different from the operations of typical rent-to-own stores and the operations of consumer electronics and home furnishings retailers who finance merchandise.

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

We believe that our sales and lease ownership stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 92% of our Aaron’s Sales & Lease Ownership agreements are monthly and approximately 8% are semi-monthly as compared to the industry standard of weekly agreements, and our agreements usually provide for a shorter term leading to customer ownership. Through Aaron’s Service Plus, customers receive benefits including the 120 days same-as-cash option, repair service at no additional charge to the customer, lifetime reinstatement and other discounts and benefits. We re-lease or sell select merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

During the latter part of 2004, we opened two experimental stores under the RIMCO name that lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores. At December 31, 2012, we had 19 Company-operated and six franchised RIMCO stores open.

Aaron’s Sales & Lease Ownership Franchise Program

We began franchising Aaron’s Sales & Lease Ownership stores in select markets in 1992 and have continued to attract franchisees. Our franchised stores do not compete with Company-operated stores, nor do we anticipate any such competition, as we mainly award franchises in markets where we have no operations and no current plans to enter. As of December 31, 2012, we had 749 franchised stores open and area development agreements with franchisees to open 180 stores in the future.

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

We assist each franchisee in selecting the proper site for each store. Because of the importance of location to the Aaron’s sales and lease ownership concept, one of our pre-opening consultants visits the intended market and helps guide the franchisee through the selection process. Once a site is selected, we help in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we provide assistance in assuring that the design and decor of the showroom is consistent with our requirements. We also lease the exterior signage to the franchisee and assist with placing pre-opening advertising, ordering initial inventory and obtaining delivery vehicles.

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

All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications. Additionally, pursuant to the terms of their franchise agreements with Aaron’s, Inc., each franchise represents and warrants its compliance with all applicable federal, state and/or local laws, regulations and ordinances with respect to its business operations as well as its good standing to conduct lawful operations at each location. Franchisees in general are not required to purchase their lease merchandise from our fulfillment centers, although most do so in order to take advantage of Company-sponsored financing, bulk purchasing discounts and favorable delivery terms.

On an annual basis, our internal audit department conducts a financial audit and an operational audit of each franchised store. In addition, our proprietary management information system links each Company and franchised store to corporate headquarters.

HomeSmart

Our HomeSmart division was established to serve weekly customers with products similar to those leased through our Aaron’s Sales & Lease Ownership stores. We established the HomeSmart division in late 2010 and at December 31, 2012, we had 78 Company-operated stores and one franchised store in 11 states.

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

We believe that our HomeSmart stores offer lower merchandise prices than similar items offered by traditional rent-to-own operators. Approximately 38% of our HomeSmart agreements are currently monthly, 18% are semi-monthly and approximately 44% are weekly. Through Aaron’s Service Plus, customers receive benefits including the 120 days same-as-cash option, repair service at no additional charge to the customer, lifetime reinstatement and other discounts and benefits. We re-lease or sell select merchandise that customers return to us prior to the expiration of their agreements. We also offer, for select merchandise, an up-front cash and carry purchase option at prices that are competitive with traditional retailers.

Manufacturing

Our Woodhaven Furniture Industries division has manufactured furniture for our stores since 1971. The Woodhaven Furniture Industries division manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The division has five furniture manufacturing plants and nine bedding manufacturing facilities, totaling approximately 940,000 square feet in the aggregate, that supply the majority of our upholstered furniture and bedding.

Our Woodhaven Furniture Industries division manufactures:

•	upholstered living-room furniture, including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics; and

•	bedding, including standard sizes of mattresses and box springs.

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

The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board, and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier, and none of the raw materials we use are in short supply.

Marketing and Advertising

In 2012, Aaron’s reached our customer demographic on national broadcast and cable television and radio networks with a combination of brand/image messaging and product/price promotions on networks such as ABC, FOX, TBS, TELEMUNDO and UNIVISION, among others. Aaron’s enhanced its broadcast presence this year with digital marketing and via social environments such as Facebook and Twitter.

Aaron’s targets new customers each month distributing over 27 million, four-page circulars to homes in the United States and Canada. The circulars feature brand name merchandise along with the features, options, and benefits of Aaron’s lease ownership payment plans. We implement grand opening “Jump Start” marketing initiatives designed to ensure each new store quickly establishes a strong customer count. Aaron’s also distributes millions of email and direct mail promotions.

Aaron’s sponsors motorsports teams and event broadcasts at various levels along with select professional and collegiate sports, such as NFL and NBA teams, SEC and ACC college athletic programs, and an IMG collegiate sports national sponsorship package of 31 schools, among others. We also continue our NASCAR Sprint Cup team sponsorship of Michael Waltrip Racing in the NASCAR Sprint Cup Series into the 2013 season with drivers Mark Martin and Michael Waltrip both driving the Aaron’s #55 “Dream Machine.”

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

Store Operations

Management. Aaron’s Sales & Lease Ownership division has 12 divisional vice presidents who are primarily responsible for the overall performance of their respective divisions. In addition, our HomeSmart division has one divisional vice president.

Each division is subdivided into geographic groupings of stores overseen by 125 Aaron’s Sales & Lease Ownership regional managers, 11 HomeSmart regional managers and three RIMCO regional managers. At the individual store level, the store manager is primarily responsible for managing and supervising all aspects of the store operations, including but not limited to:

•	customer relations and account management;

•	deliveries and pickups;

•	warehouse and inventory management;

•	merchandise selection;

•	employment decisions, including hiring, training and terminating store employees; and

•	certain marketing efforts.

Store managers are also responsible for ensuring that lease return merchandise is properly inspected and determining whether it should be sold as is, leased again as is, repaired and sold, or reconditioned and leased again. The store manager’s total compensation is determined based upon the revenue and profits of his/her store.

Our business philosophy has always emphasized safeguarding of Company assets, strict cost containment and fiscal controls. Store managers, as well as other levels of management, monitor expenses to contain costs. We pay all material invoices from Company headquarters in order to enhance fiscal accountability. We believe that careful attention to the safeguarding of lease merchandise, our most significant asset, as well as the expense side of our operations, has enabled us to maintain financial stability and profitability.

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

Lease Agreement Approval, Renewal and Collection. One of the keys to the success of our sales and lease ownership operation is timely cash collections. Individual store managers oversee the monitoring of cash collections and customers are contacted within a few days of their lease payment due dates in order to encourage customers to keep their agreement current and in force, rather than having to return the merchandise for non-payment, and to renew their agreements for an additional period. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.

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

Net Company-wide merchandise shrinkage as a percentage of combined lease revenues was 3.3% in 2012, 3.0% in 2011 and 3.3% in 2010. We believe that our collection and repossession policies materially comply with applicable legal requirements, and we discipline any employee that we discover deviating from such policies.

Customer Service. We believe that customer service is one of the most important elements in the success of our business. Customer satisfaction is critical because the customer typically has the option of returning the leased merchandise at any time. Our goal is to make our customers feel positive about Aaron’s and our products from the moment they enter our showrooms. Through Aaron’s Service Plus, customers receive benefits including the 120 days same-as-cash option, repair service at no additional charge to the customer, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.

Because of the importance of customer service, we believe that a prerequisite for successful operations and growth is skilled, effective employees who value our customers and project a genuine desire to serve customers’ needs. We have developed one of the largest training programs in the industry, called Aaron’s University. Aaron’s University is designed to provide a uniform customer service experience regardless of the store’s location, or whether it is Company-operated or franchised. Standardizing operating procedures throughout our system is a primary focus of Aaron’s University. Aaron’s national trainers provide live interactive training via webinars on a daily basis to entry level and management level associates. The learning program is also complimented with a robust e-learning library with a constantly growing curriculum.

In addition to the e-learning program, Aaron’s University has a management development program that offers facilities-based training for current managers and store management caliber associates. Additionally, approximately once a month we produce video based communications on a wide variety of topics of interest to our store personnel regarding current Company initiatives. Our policy of primarily promoting from within boosts employee retention and underscores our commitment to customer service and other business philosophies, allowing us to realize greater benefits from our employee training programs.

Purchasing and Distribution

Our product mix is determined by store managers in consultation with regional managers and regional vice presidents, based on an analysis of customer demands.

The following table shows the percentage of Company revenues for the year ended December 31, 2012, 2011 and 2010 attributable to different merchandise categories:

Merchandise Category	Percentage of 2012 Revenues	Percentage of 2011 Revenues	Percentage of 2010 Revenues
Electronics	32%	36%	37%
Furniture	35%	32%	31%
Appliances	20%	17%	16%
Computers	10%	12%	13%
Other	3%	3%	3%

We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. We have no long-term agreements for the purchase of merchandise.

Sales and lease ownership operations utilize fulfillment centers, which are on average approximately 119,000 square feet, to control merchandise. All Company-operated sales and lease ownership stores receive merchandise directly from our 16 operating fulfillment centers, together totaling approximately 1,900,000 square feet. Most of our continental United States stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.

We realize freight savings from truckload discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks and various contract carriers to make weekly deliveries to individual stores.

Competition

Aaron’s business is highly competitive. Our largest competitor in the rent-to-own market is Rent-A-Center, Inc. According to industry sources and our estimates, Aaron’s and Rent-A-Center, which are the two largest industry participants, account for approximately 5,400 of the 8,600 rent-to-own stores in the United States and Canada. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms.

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

Working Capital

We are required to maintain significant levels of lease merchandise in order to provide the enhanced service levels demanded by the nature of our business and our customers, and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of merchandise could materially adversely affect our relationships with our customers and adversely affect our business. We believe our operating cash flows, credit availability under our loan agreements and other sources of financing are adequate to finance our normal liquidity requirements. We will continue to aggressively pursue merchandise management, maintain tight cost controls and limit capital expenditures. However, deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Government Regulation

Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We do not anticipate that the various laws and regulations have had or will have a material adverse effect on our operations. However, we are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings.

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

There has been increased legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.

In a number of states, we utilize a consumer lease form as an alternative to a typical lease purchase agreement. The consumer lease differs from our state lease agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. The consumer lease is governed by federal and state laws and regulations other than the state lease purchase laws. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own regulations, but are generally less restrictive as to pricing and other charges. We believe we are in material compliance with all laws applicable to our consumer leasing program.

Our sales and lease ownership franchise program is subject to Federal Trade Commission (“FTC”) regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.

Employees

At December 31, 2012, Aaron’s had approximately 11,900 employees. None of our employees are covered by a collective bargaining agreement and we believe that our relations with our employees are good.

Information on Segments and Geographic Areas

We currently only operate in the United States, and we have franchise operations in both the United States and Canada. Information on our four reportable segments—Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing—is set forth in Note 12 to our Consolidated Financial Statements. See Item 8 of Part II.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our Internet address is www.investor.aarons.com.

The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

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

Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. This effect is called “new store drag.” During 2012, we estimate that start-up expenses for new stores reduced our net earnings by approximately $11 million, or $.14 per diluted share for our Aaron’s Sales & Lease Ownership stores and approximately $2 million, or $.02 per diluted share for our HomeSmart stores. We cannot be certain that we will be able to fully recover these significant costs in the future.

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

We frequently acquire other sales and lease ownership businesses. We acquired the lease agreements, merchandise and assets of 44 Aaron’s Sales & Lease Ownership stores and four HomeSmart stores through acquisitions in 2012. If we are unable to integrate successfully businesses we acquire, we may incur substantial cost and delays in increasing our customer base. In addition, the failure to integrate acquisitions successfully may divert management’s attention from Aaron’s existing business. Integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market, or a business with a different management philosophy or operating style.

Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.

The industries in which we compete are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and traditional retailers. Our competitors in the sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources, and greater name recognition in certain markets, than we have. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.

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

We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $200.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2012 was $117.3 million. Although we have had no significant losses associated with the franchise loan and guaranty program since its inception, and we believe that any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.

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

Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of 5.1% in 2012 and 4.4% in 2011. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, we may not be able to increase same store revenues in the future. A number of factors have historically affected, and will continue to affect, our same store revenues, including:

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

There has been increased legislative attention in the United States, at both the state and federal levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us, nor can we guarantee that Canadian law will not be enacted that would be materially adverse to our franchisees there.

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we or our franchisees could be subject to lawsuits alleging violations of federal and state or Canadian provincial laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against the Company could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Continuation or worsening of current economic conditions could result in decreased revenues or increased costs.

The United States’ and other economies are currently experiencing distress and uncertainty, accompanied by high unemployment. Although we believe the economic downturn has resulted in increased business in our sales and lease ownership stores, as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period of time, or get worse, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.

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

As a franchisor, we are subject to regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by selling more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with applicable franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees. See Item 3, “Legal Proceedings,” for information on some of our pending legal proceedings.

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

If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.

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

The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, and fulfillment centers:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQUARE FT.
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Warehouse—Furniture Parts – Leased	111,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Manufacturing—Administration and Showroom – Owned	10,000
Lewisburg, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Manufacturing—Bedding Manufacturing – Leased	52,000
Sugarland, Texas	Manufacturing—Bedding Manufacturing – Owned	20,000
Orlando, Florida	Manufacturing—Bedding Manufacturing – Leased	16,000
Kansas City, Kansas	Manufacturing—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Manufacturing—Bedding Manufacturing – Leased	20,000
Plainfield, Indiana	Manufacturing—Bedding Manufacturing – Leased	24,000
Buford, Georgia	Manufacturing—Bedding Manufacturing – Leased	32,000
Auburndale, Florida	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Belcamp, Maryland	Sales and Lease Ownership—Fulfillment Center – Leased	94,000
Obetz, Ohio	Sales and Lease Ownership—Fulfillment Center – Leased	85,000
Dallas, Texas	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Fairburn, Georgia	Sales and Lease Ownership—Fulfillment Center – Leased	132,000
Sugarland, Texas	Sales and Lease Ownership—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Sales and Lease Ownership—Fulfillment Center – Leased	214,000
LaVergne, Tennessee	Sales and Lease Ownership—Fulfillment Center – Leased	140,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Fulfillment Center – Leased	87,000
Phoenix, Arizona	Sales and Lease Ownership—Fulfillment Center – Leased	109,000
Magnolia, Mississippi	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership—Fulfillment Center – Leased	90,000
Portland, Oregon	Sales and Lease Ownership—Fulfillment Center – Leased	98,000
Rancho Cucamonga, California	Sales and Lease Ownership—Fulfillment Center – Leased	92,000
Westfield, Massachusetts	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Kansas City, Kansas	Sales and Lease Ownership—Fulfillment Center – Leased	127,000
Cheswick, Pennsylvania[1]	Sales and Lease Ownership—Fulfillment Center – Leased	155,000

[1]	The Cheswick, Pennsylvania fulfillment center is not yet operational and is expected to be operational in March of 2013.

Our executive and administrative offices occupy approximately 41,500 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta, Georgia. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with over 50,000 square feet in Kennesaw, Georgia and a one-story building that includes over 33,000 square feet in Marietta, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings arising in the ordinary course of business. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them. Some of the proceedings we are currently a party to are described below. For further information, see Note 8 to the consolidated financial statements.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois (No.: 3:08-MJR-DGW-683) on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. Based on the judgment in the June 14, 2011 jury verdict (as reduced by the court), the Company recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million. On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement agreement resolving the claims in the amount of $6.0 million. The Company recognized $35.5 million of income related to the reversal of the lawsuit accrual in the first quarter of 2012.

In Kunstmann et al v. Aaron Rents, Inc., originally filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-1969-WMA), on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for a class almost exclusively comprised of former general managers, most of whom terminated employment with the Company more than a year ago. On October 4, 2012 the Court denied the Company’s motion for summary judgment as to Mr. Kunstmann individually, and on January 23, 2013, the Court denied the Company’s motion for decertification of the class. The current class includes 247 individuals. The parties are now working on proposing next steps for the conduct of the case.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. Discovery on this matter is closed. To date, no class has been certified and, on December 17, 2012, the Company moved to dismiss the class allegations from plaintiff’s complaint. On February 5, 2013, plaintiff filed its response and also moved to certify the class.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed an amended complaint against the Company and its franchisees alleging, among other claims, invasion of privacy, interception of electronic communications in violation of the Federal Wiretap Act as amended by the Electronic Communications Privacy Act and vicarious liability claims against the Company. The plaintiffs are seeking damages in connection with the allegations of the amended complaint. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, which still remains pending.

The Company has received inquiries from and is responding to government agencies, including the Federal Trade Commission, requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. On September 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The current class size is 1,788, which is less than seven percent of the potential class members. With limited exceptions, the time period for additional members to be added to the class has expired.

The matter of Parish Harrigan and Carlos Urzua v. Aaron’s, Inc. was filed in the Superior Court of the State of California, County of Sacramento on January 27, 2012 (Case No.: 34-2012-0117848). Plaintiffs allege that they were subjected to jokes and name calling on the basis of their race and national origin. Plaintiffs further claim that they were subject to retaliation after reporting the discrimination and harassment to the Company. The plaintiffs are seeking damages in connection with the allegations. The Company denies the underlying allegations, believes that it took prompt action to investigate the claims once it was notified of the allegations, denies that either plaintiff was subject to retaliation and intends to vigorously defend itself in the litigation.

We believe we have meritorious defenses to all of the claims described above, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Effective December 13, 2010, all shares of the Company’s Common Stock began trading as a single class on the New York Stock Exchange under the ticker symbol “AAN.” The CUSIP number of the Common Stock is 002535300.

The number of shareholders of record of the Company’s Common Stock at February 15, 2013 was 255. The closing price for the Common Stock at February 15, 2013 was $29.26.

The following table shows the range of high and low sales prices per share for the Company’s Common Stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
December 31, 2012
First Quarter	$31.78	$24.59	$.015
Second Quarter	28.59	24.57	.015
Third Quarter	31.29	27.37	.015
Fourth Quarter	32.53	24.61	.017

Common Stock	High	Low	Cash Dividends Per Share
December 31, 2011
First Quarter	$25.52	$19.16	$.013
Second Quarter	29.29	24.79	.013
Third Quarter	29.34	22.17	.013
Fourth Quarter	29.10	23.24	.015

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

Issuer Purchases of Equity Securities

The Company repurchased 1,236,689 shares of Common Stock during 2012 at an average price of $27.60. As of December 31, 2012, 4,044,655 Common Stock shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time. The Company had no purchases of Common Stock during the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Aaron’s, Inc. which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2012. Amounts have been restated to reflect the Aaron’s Corporate Furnishings division as discontinued operations. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

(Dollar Amounts in Thousands, Except Per Share Data)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$1,676,391	$1,516,508	$1,402,053	$1,310,709	$1,178,719
Retail Sales	38,455	38,557	40,556	43,394	43,187
Non-Retail Sales	425,915	388,960	362,273	327,999	309,326
Franchise Royalties and Fees	66,655	63,255	59,112	52,941	45,025
Other	15,172	15,051	12,344	17,610	16,173

	2,222,588	2,022,331	1,876,338	1,752,653	1,592,430

Costs and Expenses:
Retail Cost of Sales	21,719	22,738	23,013	25,730	26,379
Non-Retail Cost of Sales	389,357	353,745	330,918	299,727	283,358
Operating Expenses	952,262	868,716	824,929	771,634	705,566
Lawsuit (Income) Expense	(35,500)	36,500	—	—	—
Retirement/Separation Charges	10,394	3,532	—	—	—
Depreciation of Lease Merchandise	604,650	550,732	504,105	474,958	429,907

	1,942,882	1,835,963	1,682,965	1,572,049	1,445,210

Operating Profit	279,706	186,368	193,373	180,604	147,220
Interest Income	3,541	1,718	509	134	178
Interest Expense	(6,392)	(4,709)	(3,096)	(4,299)	(7,818)

Earnings Before Income Taxes	276,855	183,377	190,786	176,439	139,580
Income Taxes	103,812	69,610	72,410	63,561	53,811

Net Earnings From Continuing Operations	173,043	113,767	118,376	112,878	85,769
(Loss) Earnings From Discontinued Operations, Net of Tax	—	—	—	(277)	4,420

Net Earnings	$173,043	$113,767	$118,376	$112,601	$90,189
Earnings Per Share From Continuing Operations	$2.28	$1.46	$1.46	$1.39	$1.07
Earnings Per Share From Continuing Operations Assuming Dilution	2.25	1.43	1.44	1.38	1.06
Earnings Per Share From Discontinued Operations	.00	.00	.00	.00	.06
(Loss) Earnings Per Share From Discontinued Operations Assuming Dilution	.00	.00	.00	(.01)	.05
Dividends Per Share:
Common Stock	.062	.054	.049	.046	.043
Former Class A Common Stock	—	—	.049	.046	.043
FINANCIAL POSITION (Dollar Amounts in Thousands)
Lease Merchandise, Net	$964,067	$862,276	$814,484	$682,402	$681,086
Property, Plant and Equipment, Net	230,598	226,619	204,912	215,183	209,452
Total Assets	1,812,929	1,731,899	1,500,853	1,320,860	1,233,147
Credit Facilities	141,528	153,789	41,790	55,044	114,817
Shareholders’ Equity	1,136,126	976,554	979,417	887,260	761,544
AT YEAR END
Stores Open:
Company-operated	1,324	1,232	1,150	1,097	1,053
Franchised	749	713	664	597	504
Lease Agreements in Effect	1,662,000	1,508,000	1,325,000	1,171,000	1,017,000
Number of Associates	11,900	11,200	10,400	10,000	9,600

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

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.876 billion in 2010 to $2.223 billion in 2012, representing a compound annual growth rate of 8.9%. Total revenues for the year ended December 31, 2012 increased $200.3 million, or 10%, over the prior year.

The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We added a net of 93 Company-operated sales and lease ownership stores in 2012. We spend on average approximately $700,000 to $800,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first-year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Our franchisees added a net of 36 stores in 2012. We purchased 21 franchised stores during 2012. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for $66.7 million of revenues in 2012, up from $59.1 million in 2010, representing a compounded annual growth rate of 6.2%.

Aaron’s Office Furniture Closure. In November 2008, the Company completed the sale of substantially all of the assets and the transfer of certain liabilities of its legacy residential rent-to-rent business, Aaron’s Corporate Furnishings division. When the Company sold its rent-to-rent business, it decided to keep the then 13 Aaron’s Office Furniture stores, a rent-to-rent concept aimed at the office market. However, after disappointing results in a difficult environment, in June 2010 the Company announced its plans to close all of the then 12 remaining Aaron’s Office Furniture stores and focus solely on the Company’s sales and lease ownership business. As of December 31, 2011, the Company had closed 11 of its Aaron’s Office Furniture stores and had one remaining store open to liquidate merchandise. The Company recorded $9.0 million in 2010 related to the write-down and cost to dispose of office furniture, estimated future lease liabilities for closed stores, write-off of leaseholds, severance pay, and other costs associated with closing the stores. The Company did not incur any significant charges in 2011 or 2012 related to winding down the division.

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

Lawsuit (Income) Expense. Lawsuit expense consists of the net cost of paying legal judgments and settlement amounts; defense costs are included in operating expenses. Lawsuit income results from reductions in previously accrued reserves.

Retirement/Separation Charges. Retirement/separation charges represent costs associated with the retirement of the Company’s founder and former Chairman of the Board in 2012 and the departure of the Company’s former Chief Executive Officer in 2011.

Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.

Critical Accounting Policies

Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from sales and lease ownership agreements are recognized by the reportable segments as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2012 and 2011, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $45.3 million and $43.9 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $7.4 million and $5.2 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.

Lease Merchandise. Our Aaron’s Sales & Lease Ownership and HomeSmart divisions depreciate merchandise over the applicable agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when leased, and 36 months when not leased, to 0% salvage value. Our policies require weekly lease merchandise counts at the store and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable.

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments totaled $54.9 million, $46.2 million, and $46.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The fiscal year ended December 31, 2010 includes a write-down of $4.7 million related to the closure of the Aaron’s Office Furniture stores.

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

From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of December 31, 2012 and 2011, our reserve for closed stores was $2.8 million and $3.8 million, respectively. Due to changes in market conditions, our estimates related to sublease income may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding estimated sublease income, our future obligations related to closed stores on an undiscounted basis were $4.1 million and $6.1 million as of December 31, 2012 and 2011, respectively.

Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analysis and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $29.8 million and $28.5 million at December 31, 2012 and 2011, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $25.6 million and $23.1 million at December 31, 2012 and 2011, respectively.

If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2012.

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

Fair Value. For the valuation techniques used to determine the fair value of financial assets and liabilities on a recurring basis, as well as Assets Held for Sale, which are recorded at fair value on a nonrecurring basis, refer to Note 4 in the Consolidated Financial Statements.

Results of Operations

Results of Operations – Years Ended December 31, 2012, 2011 and 2010

				Change
	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
(In Thousands)	2012	2011	2010	$	%	$	%
REVENUES:
Lease Revenues and Fees	$1,676,391	$1,516,508	$1,402,053	$159,883	10.5%	$114,455	8.2%
Retail Sales	38,455	38,557	40,556	(102)	(0.3)	(1,999)	(4.9)
Non-Retail Sales	425,915	388,960	362,273	36,955	9.5	26,687	7.4
Franchise Royalties and Fees	66,655	63,255	59,112	3,400	5.4	4,143	7.0
Other	15,172	15,051	12,344	121	0.8	2,707	21.9

	2,222,588	2,022,331	1,876,338	200,257	9.9	145,993	7.8
COSTS AND EXPENSES:
Retail Cost of Sales	21,719	22,738	23,013	(1,019)	(4.5)	(275)	(1.2)
Non-Retail Cost of Sales	389,357	353,745	330,918	35,612	10.1	22,827	6.9
Operating Expenses	952,262	868,716	824,929	83,546	9.6	43,787	5.3
Lawsuit (Income) Expense	(35,500)	36,500	—	(72,000)	(197.3)	36,500	nmf
Retirement/Separation Charges	10,394	3,532	—	6,862	194.3	3,532	nmf
Depreciation of Lease Merchandise	604,650	550,732	504,105	53,918	9.8	46,627	9.2

	1,942,882	1,835,963	1,682,965	106,919	5.8	152,998	9.1

OPERATING PROFIT	279,706	186,368	193,373	93,338	50.1	(7,005)	(3.6)
Interest Income	3,541	1,718	509	1,823	106.1	1,209	237.5
Interest Expense	(6,392)	(4,709)	(3,096)	(1,683)	35.7	(1,613)	52.1

EARNINGS BEFORE INCOME TAXES	276,855	183,377	190,786	93,478	51.0	(7,409)	(3.9)
INCOME TAXES	103,812	69,610	72,410	34,202	49.1	(2,800)	(3.9)

NET EARNINGS	$173,043	$113,767	$118,376	$59,276	52.1%	$(4,609)	(3.9%)

nmf—Calculation is not meaningful

For all years presented, the Company’s Sales and Lease Ownership, HomeSmart and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only material changes within these three segments are discussed. The production of our Manufacturing segment, consisting of our Woodhaven Furniture Industries division, is primarily leased or sold through our Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

Revenues

Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
(In Thousands)	2012	2011	2010	$	%	$	%
REVENUES:
Sales and Lease Ownership [1]	$2,088,894	$1,938,614	$1,803,601	$150,280	7.8%	$135,013	7.5%
HomeSmart [1]	55,226	15,624	56	39,602	253.5	15,568	nmf
Franchise [2]	66,655	63,255	59,112	3,400	5.4	4,143	7.0
Manufacturing	95,693	89,430	79,113	6,263	7.0	10,317	13.0
Other	9,122	8,096	15,132	1,026	12.7	(7,036)	(46.5)

Revenues of Reportable Segments	2,315,590	2,115,019	1,957,014	200,571	9.5	158,005	8.1
Elimination of Intersegment Revenues	(95,150)	(89,430)	(79,113)	(5,720)	(6.4)	(10,317)	13.0
Cash to Accrual Adjustments	2,148	(3,258)	(1,563)	5,406	165.9	(1,695)	108.4

Total Revenues from External Customers	$2,222,588	$2,022,331	$1,876,338	$200,257	9.9%	$145,993	7.8%

nmf—Calculation is not meaningful

[1]	Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2]	Segment revenue consists of franchise royalties and fees.

Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased due to a 10.5% increase in lease revenues and fees and 9.5% increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 100 Company-operated stores since the beginning of 2011 and a 5.1% increase in same store revenues. Non-retail sales increased primarily due to net additions of 84 franchised stores since the beginning of 2011.

Sales and Lease Ownership segment revenues include a $660,000 gain from the sales of three Sales and Lease Ownership stores in 2012 and a $3.0 million gain on the sales of 25 Sales and Lease Ownership stores in 2011. The Company has classified gains from the sales of Sales and Lease Ownership stores as “Other” revenues in the Company’s consolidated statements of earnings.

HomeSmart. HomeSmart segment revenues increased to $55.2 million due to the net addition of 75 HomeSmart stores, since the beginning of 2011. HomeSmart segment revenues for 2012 also benefitted from the inclusion of 12 months of revenue attributable to the 68 HomeSmart stores that were added primarily during the second half of 2011.

Franchise. Franchise segment revenues increased due to a $4.5 million, or 8.7%, increase in royalty income from franchisees. Franchise royalty income increased due to the growth in the number of franchised stores and a 5.0% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at December 31, 2012 was 749, reflecting a net addition of 85 stores since the beginning of 2011.

Other. Revenues in the “Other” segment, which are primarily revenues of the Aaron’s Office Furniture division, revenues from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities, did not fluctuate significantly from 2011 to 2012.

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased due to a 7.5% increase in lease revenues and fees and 7.4% increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 78 Company-operated stores since the beginning of 2010 and a 4.4% increase in same store revenues. Non-retail sales increased primarily due to net additions of 116 franchised stores since the beginning of 2010.

Sales and Lease Ownership segment revenues include a $3.0 million gain from the sales of 25 Sales and Lease Ownership stores in 2011 and a $1.9 million gain on the sales of 11 Sales and Lease Ownership stores in 2010. The Company has classified gains from the sales of Sales and Lease Ownership stores as “Other” revenues in the Company’s consolidated statements of earnings.

HomeSmart. HomeSmart segment revenues increased to $15.6 million due to the growth in the number of HomeSmart stores to 71, all of which have been added since the beginning of 2010.

Franchise. Franchise segment revenues increased largely due to a $4.0 million, or 8.4%, increase in royalty income from franchisees. Franchise royalty income increased due to the growth in the number of franchised stores and a 1.3% increase in same store revenues of existing franchised stores. The total number of franchised sales and lease ownership stores at December 31, 2011 was 713, reflecting a net addition of 116 stores since the beginning of 2010.

Other. Other segment revenues decreased $7.0 million mainly due to a $7.9 million decrease in the Aaron’s Office Furniture division revenues due to the closure of 14 stores during 2010.

Costs and Expenses

Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Retail cost of sales. Retail cost of sales decreased $1.0 million, or 4.5%, to $21.7 million in 2012, from $22.7 million for the comparable period in 2011, and as a percentage of retail sales, decreased to 56.5% from 59.0% due to a change in the mix of products.

Non-retail cost of sales. Non-retail cost of sales increased 10.1%, to $389.4 million in 2012, from $353.7 million for the comparable period in 2011, and as a percentage of non-retail sales, increased to 91.4% in 2012 from 90.9% in 2011.

Operating expenses. Operating expenses in 2012 increased $83.6 million to $952.3 million from $868.7 million in 2011, a 9.6% increase. As a percentage of total revenues, operating expenses decreased to 42.8% in 2012 from 43.1% in 2011.

Lawsuit (income) expense. Litigation expense decreased $72.0 million due to the accrual of $36.5 million in the twelve months ended December 31, 2011, followed by a reversal of the accrual of $35.5 million in the year ended December 31, 2012 related to the Alford v. Aaron Rents, Inc. et al case previously discussed. Based on the judgment in the June 14, 2011 jury verdict (as reduced by the court), the Company recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million. On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement agreement in the amount of $6.0 million. The Company recognized $35.5 million of income related to the reversal of the lawsuit accrual in the first quarter of 2012.

Retirement/separation charges. Retirement/separation charges of $10.4 million represent costs associated with the retirement of the Company’s founder and former Chairman of the Board in 2012, while in 2011 the Company incurred $3.5 million in separation costs related to the departure of the Company’s former Chief Executive Officer.

Depreciation of lease merchandise. Depreciation of lease merchandise increased $53.9 million to $604.7 million in 2012 from $550.7 million during the comparable period in 2011, a 9.8% increase as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2012 and 2011. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 36.1% from 36.3% in the prior year.

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Retail cost of sales. Retail cost of sales decreased $275,000, or 1.2%, to $22.7 million in 2011, from $23.0 million for the comparable period in 2010, and as a percentage of retail sales, increased to 59.0% from 56.7% due to a change in the mix of products.

Non-retail cost of sales. Non-retail cost of sales increased 6.9%, to $353.7 million in 2011, from $330.9 million for the comparable period in 2010, and as a percentage of non-retail sales, decreased to 90.9% in 2011 from 91.3% in 2010.

Operating expenses. Operating expenses in 2011 increased $47.3 million to $872.2 million from $824.9 million in 2010, a 5.7% increase. As a percentage of total revenues, operating expenses decreased to 43.1% in 2011 from 44.0% in 2010.

We began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. We closed 14 Aaron’s Office Furniture stores during 2010 and have one remaining store open to liquidate merchandise. As a result, in 2010 we recorded $3.3 million in closed store reserves and $4.7 million in lease merchandise write-downs and other miscellaneous expenses, totaling $9.0 million in operating expenses, related to the closures. No significant operating expenses related to the closure were recorded in 2011.

Lawsuit (income) expense. The Company recorded $36.5 million in lawsuit expense in 2011, which represents the $41.5 million judgment, as reduced, in the Alford v. Aaron Rents, Inc. et al legal proceeding, and associated legal fees and expenses, net of insurance coverage of $5.0 million for this litigation. Refer to Note 8 in the Consolidated Financial Statements for further discussion. There was no similar charge during 2010.

Retirement/separation charges. Retirement/separation charges of $3.5 million related to the departure of the Company’s former Chief Executive Officer in 2011.

Depreciation of lease merchandise. Depreciation of lease merchandise increased $46.6 million to $550.7 million in 2011 from $504.1 million during the comparable period in 2010, a 9.2% increase as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% and 5% of total depreciation expense in 2011 and 2010, respectively. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased slightly to 36.3% from 36.0% in the prior year.

Operating Profit

Interest income. Interest income increased to $3.5 million in 2012 compared with $1.7 million for the comparable period in 2011. The increase in interest income is due to higher average investment balances during the year ended December 31, 2012. Interest income increased to $1.7 million in 2011 compared with $0.5 million for the comparable period in 2010. The increase in interest income is due to higher average investment balances during the year ended December 31, 2011.

Interest expense. Interest expense increased to $6.4 million in 2012 compared with $4.7 million in 2011, a 35.7% increase. The increase is directly related to the issuance of our senior unsecured notes on July 5, 2011. Interest expense increased to $4.7 million in 2011 compared with $3.1 million in 2010, a 52.1% increase. The increase is directly related to the issuance of our senior unsecured notes on July 5, 2011.

Income Tax Expense

Income tax expense increased $34.2 million to $103.8 million in 2012, compared with $69.6 million in 2011, representing a 49.1% increase due to a 51% increase in earnings in 2012, offset by a slightly lower tax rate in 2012. Our effective tax rate was 37.5% in 2012 and 38.0% in 2011.

Income tax expense decreased $2.8 million to $69.6 million in 2011, compared with $72.4 million in 2010, representing a 3.9% decrease. Our effective tax rate was 38.0% in both 2011 and 2010.

Net Earnings from Continuing Operations

Information about our earnings before income taxes by reportable segment is as follows:

				Change
	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
(In Thousands)	2012	2011	2010	$	%	$	%
EARNINGS BEFORE INCOME TAXES:
Sales and Lease Ownership	$243,531	$143,686	$159,417	$99,845	69.5%	$(15,731)	(9.9%)
HomeSmart	(6,962)	(7,283)	(318)	321	(4.4)	(6,965)	nmf
Franchise	52,672	49,577	45,935	3,095	6.2	3,642	7.9
Manufacturing	382	2,960	3,218	(2,578)	(87.1)	(258)	(8.0)
Other	(11,854)	818	(12,437)	(12,672)	nmf	13,255	(106.6)

Earnings Before Income Taxes for Reportable Segments	277,769	189,758	195,815	88,011	46.4	(6,057)	(3.1)
Elimination of Intersegment Profit	(393)	(2,960)	(3,218)	2,567	(86.7)	258	(8.0)
Cash to Accrual and Other Adjustments	(521)	(3,421)	(1,811)	2,900	(84.8)	(1,610)	88.9

Total	$276,855	$183,377	$190,786	$93,478	51.0%	$(7,409)	(3.9%)

nmf—Calculation is not meaningful

Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Earnings before income taxes increased $93.5 million, or 51%, primarily due to a $99.8 million, or 69.5%, increase in the Sales and Lease Ownership segment, a $3.1 million, or 6.2%, increase in the Franchise segment, and a $321,000 increase in the HomeSmart segment, partially offset by a decrease of $2.6 million in the Manufacturing segment, and $12.7 million in the “Other” segment, primarily due to the closure of the Aaron’s Office Furniture division store and retirement charges of $10.4 million associated with the retirement of the Company’s founder and former Chairman of the Board.

Net earnings increased $59.3 million to $173.0 million in 2012 compared with $113.8 million in 2011, representing a 52.1% increase. As a percentage of total revenues, net earnings from continuing operations were 7.8% and 5.6% in 2012 and 2011, respectively. Additionally, net earnings for 2012 included the recognition of income of $35.5 million related to the Alford vs. Aaron Rents, Inc. et al case previously discussed. The Company’s increased profitability of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 5.1% increase in same store revenues and a 5.4% increase in franchise royalties and fees.

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Earnings before income taxes decreased $7.4 million, or 3.9%, primarily due to a $15.7 million, or 9.9%, decrease in the Sales and Lease Ownership segment and a $7.0 million decrease in the HomeSmart segment, partially offset by a $3.6 million, or 7.9%, increase in the Franchise segment and a $13.3 million increase in the “Other” segment, primarily due to the closure of 14 Aaron’s Office Furniture division stores during 2010.

Net earnings decreased $4.6 million to $113.8 million in 2011 compared with $118.4 million in 2010, representing a 3.9% decrease. As a percentage of total revenues, net earnings from continuing operations were 5.6% and 6.3% in 2011 and 2010, respectively. Additionally, the decrease in net earnings for 2011 was impacted by litigation expense of $36.5 million related to the Alford vs. Aaron Rents, Inc. et al case previously discussed partially offset by an increase in profitability of new Company-operated sales and lease ownership stores added over the past several years, contributing to a 4.4% increase in same store revenues, and a 7.0% increase in franchise royalties and fees.

Balance Sheet

Cash and Cash Equivalents. The Company’s cash balance decreased to $129.5 million at December 31, 2012 from $176.3 million at December 31, 2011. The $46.7 million decrease in our cash balance is due to cash flow generated from operations, less cash used by investing and financing activities. For additional information, refer to the “Liquidity and Capital Resources” section below.

Investment Securities. Our investment securities balance was $85.9 million at December 31, 2012 primarily as a result of purchases of corporate bonds in 2011 and an investment in bonds issued by a privately-held rent-to-own company based in the United Kingdom. The securities are recorded at amortized cost in the consolidated balance sheets and mature at various dates through 2014.

Lease Merchandise, Net. The increase of $101.8 million in lease merchandise, net of accumulated depreciation, to $964.1 million at December 31, 2012 from $862.3 million at December 31, 2011, is primarily the result of a net increase in lease merchandise of $92.7 million in the Sales and Lease Ownership segment and $6.4 million in the HomeSmart segment.

Goodwill. The $14.9 million increase in goodwill, to $234.2 million on December 31, 2012 from $219.3 million on December 31, 2011, is the result of a series of acquisitions of sales and lease ownership businesses. During 2012, the Company acquired 44 Sales and Lease Ownership stores with an aggregate purchase price of $29.7 million. The Company acquired four stores that were converted to HomeSmart with an aggregate purchase price of $1.3 million. The principal tangible assets acquired consisted of lease merchandise, vehicles and fixtures and equipment.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $31.5 million to $77.4 million at December 31, 2012 from $45.9 million at December 31, 2011, primarily as a result of an income tax receivable of $25 million that exists as of December 31, 2012.

Accrued Litigation Expense. Accrued litigation expense decreased $41.7 million to $0 at December 31, 2012 from $41.7 million at December 31, 2011. In 2011 the Company accrued $41.5 million, which represents the judgment, as reduced, and associated legal fees and expenses related to the Alford v. Aarons Rents, Inc. et al case previously discussed. The Company also recorded insurance coverage receivable of $5 million in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2011.

Deferred Income Taxes Payable. The decrease of $23.3 million in deferred income taxes payable to $263.7 million at December 31, 2012 from $287.0 million at December 31, 2011 is primarily the result of the reversal of bonus depreciation deductions on lease merchandise included in the Tax Relief, Unemployment Reauthorization and Job Creation Act of 2010.

Included in the deferred income tax payable as of December 31, 2012 are a deferred tax asset of $50.9 million and a valuation allowance of $657,000. The Company has reserved the entire value of the Canadian net operating loss as there is no expected taxable income to absorb the loss within that jurisdiction. With respect to all other deferred tax assets, the Company believes it will have sufficient taxable income in future years to assure the realization of their benefit. Future reversals of deferred tax liabilities associated with depreciation of rental inventory will occur in a manner necessary to assure realization.

Credit Facilities. The $12.3 million decrease in the amounts owed under credit facilities, to $141.5 million on December 31, 2012 from $153.8 million on December 31, 2011, reflects our repayment at maturity of the remaining principal balance of $12.0 million on the 5.03% private placement note and regularly scheduled payments on other credit facilities.

Liquidity and Capital Resources

General

Cash flows from operations for the years ended December 31, 2012, 2011 and 2010 were $59.8 million, $307.2 million, and $49.3 million, respectively. The $247.4 million decrease in cash flows from operating activities in 2012 is due, in part, to the approximate $102.1 million change in income tax receivable, primarily due to the enactment of tax legislation in 2010 that resulted in overpayments of federal income taxes in 2010 for which we received approximately $80.9 million in refunds in 2011. In September 2010 the Small Business Jobs Act of 2010 was enacted and in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts, in 2010 we made estimated payments greater than our anticipated 2010 federal tax liability.

The 2012 decrease in cash flows from operating activities also includes $82.7 million in reduced deferred income taxes, $81.8 million in decreased non-cash litigation expense, substantially due to the Alford v. Aarons Rents, Inc. et al case previously discussed, and a net $47.9 million increase in lease merchandise, net of the effects of acquisitions and dispositions, partially offset by a $59.3 million increase in net earnings.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions of Aaron’s Sales & Lease Ownership stores, and shown under investing activities, was $11.6 million in 2012, $6.1 million in 2011 and $6.5 million in 2010. Sales of Sales and Lease Ownership stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $2.6 million in 2012, $16.5 million in 2011 and $8.0 million in 2010. The amount of lease merchandise sold in these sales and shown under investing activities was $1.4 million in 2012, $8.9 million in 2011 and $4.5 million in 2010. The amount of HomeSmart merchandise purchased in acquisitions of sales and lease ownership stores and shown under investing activities was $427,000 in 2012 and $7.3 million in 2011. There were no purchases of HomeSmart stores in 2010 and no sales activity in 2012, 2011 or 2010.

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

At December 31, 2012, there was no outstanding balance under our revolving credit agreement. The credit facilities balance decreased by $12.0 million in 2012, reflecting the repayment at maturity of the remaining $12.0 million 5.03% senior unsecured notes due July 2012. Our revolving credit facility was amended on December 13, 2012 and extends the maturity date until December 13, 2017. The amendment to the Company’s revolving credit agreement is discussed in further detail in Note 6 to our Consolidated Financial Statements. The total available credit under the facility as of December 31, 2012 is $140.0 million.

On December 19, 2012, the Company entered into Amendment No. 1 to a note purchase agreement with several insurance companies. The amendment amends the Note Purchase Agreement dated as of July 5, 2011, pursuant to which the Company and its subsidiaries, Aaron Investment Company, Aaron’s Production Company and 99LTO, LLC, as co-obligors, issued $125 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.

Our revolving credit agreement and senior unsecured notes, and our franchise loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1; “EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details of these covenants and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts would become due immediately. We were in compliance with all of these covenants at December 31, 2012 and believe that we will continue to be in compliance in the future.

We purchase our stock in the market from time to time as authorized by our board of directors. In May 2011, the Board of Directors approved and authorized the repurchase of an additional 5,955,204 shares of Common Stock over the previously authorized repurchase amount of 4,044,796 shares, increasing the total number of our shares of Common Stock authorized for repurchase to 10,000,000. We repurchased 1,236,689 shares of Common Stock during 2012 at a total purchase price of $34.1 million and have authority to purchase 4,044,655 additional shares. The repurchases in 2012 increased the diluted earnings per share by $.01.

We have a consistent history of paying dividends, having paid dividends for 25 consecutive years. A $.012 per share dividend on our common shares was paid in January 2010, April 2010, July 2010, and October 2010 for a total cash outlay of $3.9 million. Our board of directors increased the dividend 8.3% for the fourth quarter of 2010 on November 3, 2010 to $.013 per share and the dividend was paid to holders of Common Stock in January 2011. A $.013 per share dividend on Common Stock was paid in April 2011, July 2011 and October 2011 for a total cash outlay of $3.1 million. Our board of directors increased the dividend 15.4% for the fourth quarter of 2011 on November 1, 2011 to $.015 per share and the $1.1 million dividend was paid to holders of Common Stock in January 2012. A $.015 per share dividend on Common Stock was paid in April 2012, July 2012 and October 2012 for a total cash outlay of $3.4 million. Our board of directors increased the dividend 13.3% for the fourth quarter of 2012 on November 7, 2012 to $.017 per share and the dividend of $1.3 million was paid to holders of Common Stock in December 2012. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

If we achieve our expected level of growth in our operations, we anticipate we will supplement our expected cash flows from operations, existing credit facilities, vendor credit and proceeds from the sale of lease return merchandise by expanding our existing credit facilities, by securing additional debt financing, or by seeking other sources of capital to ensure we will be able to fund our capital and liquidity needs for at least the next 12 to 24 months. We believe we can secure these additional sources of capital in the ordinary course of business. However, if the credit and capital markets experience disruptions, we may not be able to obtain access to capital at as favorable costs as we have historically been able to, and some forms of capital may not be available at all.

Commitments

Income Taxes. During the year ended December 31, 2012, we made $145.4 million in income tax payments. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $87.0 million. In September 2010, the Small Business Jobs Act of 2010 was enacted and in December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. As a result of the bonus depreciation provisions in these acts, in 2010 we made estimated payments greater than our anticipated 2010 federal tax liability. We filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

The Economic Stimulus Act of 2008, the American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. This act also allowed for a deduction of 50% of the cost of qualified property placed in service during 2012. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2012 and prior periods. We estimate that at December 31, 2012, the remaining tax deferral associated with the acts described above is approximately $180.0 million, of which approximately 70% will reverse in 2013 and most of the remainder will reverse between 2014 and 2015.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 15 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012 are shown in the below table under “Contractual Obligations and Commitments.”

We have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are nine officers and two former officers of the Company of which there are six executive officers, with no individual, owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.

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

Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan program with several banks . On December 13, 2012, we entered into a fifth amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and we entered into a fourth amendment as of May 16, 2012. The amendments to the franchise loan facility extended the maturity date until December 12, 2013, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $35.0 million to Cdn $50.0 million, included a revolving loan option for Canadian borrowers, included HomeSmart franchisees in the United States as authorized borrowers under the facility and conformed the covenants to those contained in the Company’s revolving credit agreement, which is discussed in further detail in Note 6 to our Consolidated Financial Statements. We remain subject to financial covenants under the franchise loan facility.

At December 31, 2012, the portion that we might be obligated to repay in the event franchisees defaulted was $117.3 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant losses associated with the franchise loan and guaranty program. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote. We receive guarantee fees based on such franchisees’ outstanding debt obligations, which were recognized as the guarantee obligation is satisfied.

Legal Reserves. We are frequently a party to various legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. We accrue for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred. Some of the proceedings we are currently a party to are described in Item 3, “Legal Proceedings,” and in Note 8 to our Consolidated Financial Statements.

Accrued litigation expense decreased $41.7 million to $0 at December 31, 2012 substantially due to the Alford v. Aarons Rents, Inc. et al. case previously discussed.

While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. See Note 8 to the Consolidated Financial Statements for further information. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2012:

Contractual Obligations and Commitments (In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Credit Facilities, Excluding Capital Leases	$128,250	$—	$53,250	$50,000	$25,000
Capital Leases	13,278	1,755	3,952	3,859	3,712
Interest Obligations	27,438	5,529	10,316	9,897	1,696
Operating Leases	547,893	110,244	174,803	100,744	162,102
Purchase Obligations	26,784	22,532	3,978	274	—
Retirement Charge	8,276	1,727	3,455	3,033	61

Total Contractual Cash Obligations	$751,919	$141,787	$249,754	$167,807	$192,571

The following table shows the Company’s approximate commercial commitments as of December 31, 2012:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$117,347	$117,203	$144	$—	$—

Purchase obligations are primarily related to certain advertising and marketing programs. We do not have significant agreements for the purchase of lease merchandise or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

Deferred income tax liabilities as of December 31, 2012 were approximately $263.7 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Recent Accounting Pronouncements

Refer to Note 1 to these Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2012, a hypothetical 1.0% increase or decrease in interest rates would not be material.

We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Aaron’s, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors of Aaron’s, Inc. and Subsidiaries

We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Aaron’s, Inc. and subsidiaries and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2013

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 22, 2013, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$129,534	$176,257
Investments	85,861	98,132
Accounts Receivable (net of allowances of $6,001 in 2012 and $4,768 in 2011)	74,157	87,471
Lease Merchandise	1,539,594	1,363,903
Less: Accumulated Depreciation	(575,527)	(501,627)

	964,067	862,276
Property, Plant and Equipment, Net	230,598	226,619
Goodwill	234,195	219,342
Other Intangibles, Net	6,026	6,066
Prepaid Expenses and Other Assets	77,387	45,851
Assets Held for Sale	11,104	9,885

Total Assets	$1,812,929	$1,731,899

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$225,532	$228,303
Accrued Litigation Expense	—	41,720
Deferred Income Taxes Payable	263,721	286,962
Customer Deposits and Advance Payments	46,022	44,571
Credit Facilities	141,528	153,789

Total Liabilities	676,803	755,345
Commitments and Contingencies (Note 8)

Shareholders’ Equity:

Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at December 31, 2012 and 2011; Shares Issued: 90,752,123 at December 31, 2012 and 2011	45,376	45,376
Additional Paid-in Capital	220,362	212,311
Retained Earnings	1,087,032	918,699
Accumulated Other Comprehensive (Loss) Income	(69)	274

	1,352,701	1,176,660

Less: Treasury Shares at Cost
Common Stock, 15,031,741 and 15,111,635 Shares at December 31, 2012 and 2011, respectively	(216,575)	(200,106)

Total Shareholders’ Equity	1,136,126	976,554

Total Liabilities & Shareholders’ Equity	$1,812,929	$1,731,899

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$1,676,391	$1,516,508	$1,402,053
Retail Sales	38,455	38,557	40,556
Non-Retail Sales	425,915	388,960	362,273
Franchise Royalties and Fees	66,655	63,255	59,112
Other	15,172	15,051	12,344

	2,222,588	2,022,331	1,876,338
COSTS AND EXPENSES:
Retail Cost of Sales	21,719	22,738	23,013
Non-Retail Cost of Sales	389,357	353,745	330,918
Operating Expenses	952,262	868,716	824,929
Lawsuit (Income) Expense	(35,500)	36,500	—
Retirement/Separation Charges	10,394	3,532	—
Depreciation of Lease Merchandise	604,650	550,732	504,105

	1,942,882	1,835,963	1,682,965

OPERATING PROFIT	279,706	186,368	193,373
Interest Income	3,541	1,718	509
Interest Expense	(6,392)	(4,709)	(3,096)

EARNINGS BEFORE INCOME TAXES	276,855	183,377	190,786

INCOME TAXES	103,812	69,610	72,410

NET EARNINGS	$173,043	$113,767	$118,376

EARNINGS PER SHARE	$2.28	$1.46	$1.46

EARNINGS PER SHARE ASSUMING DILUTION	$2.25	$1.43	$1.44

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year End December 31,
(In Thousands)	2012	2011	2010
Net Earnings	$173,043	$113,767	$118,376
Other Comprehensive Income (Loss):
Foreign Currency Translation:
Foreign Currency Translation Adjustment	(343)	(648)	935
Less: Reclassification Adjustments for Net Gains Included in Net Earnings	373	—	—

Net Change	30	(648)	935
Available-for-Sale Investments:
Change in Net Unrealized Losses on Available-for-Sale Investments	—	88	—
Less: Reclassification Adjustment for Net Losses Included in Net Earnings	—	(88)	—

Net Change	—	—	—
Cash Flow Hedges:
Change in Net Unrealized Gains on Derivatives Designated as Cash Flow Hedges	—	(12)	12
Less: Reclassification Adjustment for Net Gains Included in Net Earnings	—	12	—

Net Change	—	—	12
Total Other Comprehensive Income (Loss)	30	(648)	947

Comprehensive Income	$173,073	$113,119	$119,323

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive (Loss) Income
	Treasury Stock		Common	Additional Paid-in	Retained	Foreign Currency	Available-for-Sale
(In Thousands, Except Per Share)	Shares	Amount	Stock	Capital	Earnings	Translation	Investments	Cash Flow Hedges
Balance, January 1, 2010	(9,398)	$(49,375)	$45,378	$196,669	$694,689	$(13)	$(88)	$—
Dividends, $.049 per share					(3,981)
Stock-Based Compensation				4,759
Reissued Shares	212	743		324
Repurchased Shares	(1,479)	(29,009)
Stock Recombination			(2)
Net Earnings					118,376
Foreign Currency Translation Adjustment						935
Change in Net Unrealized Losses on Available-for-Sale Investments
Change in Net Unrealized Gains on Derivatives Designated as Cash Flow Hedges								12

Balance, December 31, 2010	(10,665)	(77,641)	45,376	201,752	809,084	922	(88)	12
Dividends, $.054 per share					(4,152)
Stock-Based Compensation				8,385
Reissued Shares	737	7,493		2,174
Repurchased Shares	(5,184)	(129,958)
Net Earnings					113,767
Foreign Currency Translation Adjustment						(648)
Change in Net Unrealized Losses on Available-for-Sale Investments							88
Change in Net Unrealized Gains on Derivatives Designated as Cash Flow Hedges								(12)

Balance, December 31, 2011	(15,112)	(200,106)	45,376	212,311	918,699	274	—	—
Dividends, $.062 per share					(4,710)
Stock-Based Compensation				6,374
Reissued Shares	1,317	17,662		1,677
Repurchased Shares	(1,237)	(34,131)
Net Earnings					173,043
Foreign Currency Translation Adjustment						(343)

Balance, December 31, 2012	(15,032)	$(216,575)	$45,376	$220,362	$1,087,032	$(69)	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$173,043	$113,767	$118,376
Adjustments to Reconcile Net Earnings to Net Cash From Operating Activities:
Depreciation of Lease Merchandise	604,650	550,732	504,105
Other Depreciation and Amortization	56,783	52,832	45,427
Bad Debt Expense	31,842	25,402	23,988
Stock-Based Compensation	6,454	8,385	4,759
(Gain) Loss on Sale of Property, Plant, and Equipment and Assets Held for Sale	(397)	1,172	2,441
Gain on Asset Dispositions	(265)	(3,045)	(1,917)
Deferred Income Taxes	(23,241)	59,449	63,843
Excess Tax Benefits From Stock-Based Compensation	(5,967)	(1,264)	(321)
Other Changes, Net	7,830	(1,693)	270
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,162,703)	(1,024,602)	(1,034,474)
Book Value of Lease Merchandise Sold or Disposed	466,799	430,540	400,304
Accounts Receivable	(18,528)	(43,211)	(27,555)
Prepaid Expenses and Other Assets	(9,263)	(4,317)	(4,320)
Income Tax Receivable	(22,379)	79,762	(82,378)
Accounts Payable and Accrued Expenses	(4,635)	18,885	33,346
Accrued Litigation Expense	(41,720)	40,043	1,352
Customer Deposits and Advance Payments	1,451	4,358	2,015

Cash Provided by Operating Activities	59,754	307,195	49,261

INVESTING ACTIVITIES:
Purchase of Investments	(91,000)	(100,513)	—
Proceeds from Maturities and Calls of Investments	102,118	1,063	—
Additions to Property, Plant and Equipment	(65,073)	(78,211)	(87,636)
Acquisitions of Businesses and Contracts	(30,799)	(32,176)	(17,891)
Proceeds from Dispositions of Businesses and Contracts	1,999	7,282	8,025
Proceeds from Sale of Property, Plant, and Equipment	6,790	11,481	53,399

Cash Used by Investing Activities	(75,965)	(191,074)	(44,103)

FINANCING ACTIVITIES:
Proceeds from Credit Facilities	16,258	129,150	2,429
Repayments on Credit Facilities	(28,519)	(17,151)	(15,683)
Acquisition of Treasury Stock	(34,131)	(127,193)	(28,046)
Dividends Paid	(5,843)	(4,073)	(2,929)
Excess Tax Benefits From Stock-Based Compensation	5,967	1,264	321
Issuance of Stock Under Stock Option Plans	15,756	6,117	1,087

Cash Used by Financing Activities	(30,512)	(11,886)	(42,821)

(Decrease) Increase in Cash and Cash Equivalents	(46,723)	104,235	(37,663)
Cash and Cash Equivalents at Beginning of Year	176,257	72,022	109,685

Cash and Cash Equivalents at End of Year	$129,534	$176,257	$72,022

Cash Paid During the Year:
Interest	$6,498	$3,983	$3,203
Income Taxes	145,370	10,991	94,793

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer engaged in the business of leasing and selling consumer electronics, computers, residential furniture, appliances and household accessories throughout the United States and Canada. The Company’s major operating divisions are the Sales & Lease Ownership division (established as a monthly payment concept), the HomeSmart division (established as a weekly payment concept) and the Woodhaven Furniture Industries division, which manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The Company’s Sales & Lease Ownership division includes the Company’s RIMCO stores, which lease automobile wheels, tires and rims under sales and lease ownership agreements. The Company began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. The Company closed 14 of its Aaron’s Office Furniture stores during 2010 and closed the remaining store in 2012. Refer to Note 2 for additional disclosure regarding the disposal of the Aaron’s Office Furniture division.

The following table presents store count by ownership type:

Stores at December 31 (Unaudited)	2012	2011	2010
Company-operated stores
Sales and Lease Ownership	1,227	1,144	1,135
RIMCO	19	16	11
HomeSmart	78	71	3
Aaron’s Office Furniture	—	1	1

Total Company-operated stores	1,324	1,232	1,150
Franchised stores[1]	749	713	664

Systemwide stores	2,073	1,945	1,814

[1]	As of December 31, 2012, 2011 and 2010, 929, 943 and 946 franchises had been awarded, respectively.

Basis of Presentation

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced or unforeseen events.

Certain reclassifications have been made to the prior periods to conform to the current period presentation. The HomeSmart division has been reclassified from the Other segment to the HomeSmart segment in all periods presented. Refer to Note 12 for the segment disclosure. In all periods presented, “bad debt expense” has been separately presented from “change in accounts receivable” in the consolidated statements of cash flows. Additionally, interest income has been reclassified from “Other” revenues and presented as a component of non-operating income and expenses in the consolidated statements of earnings for all periods presented.

Principles of Consolidation and Variable Interest Entities

The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

On October 14, 2011, the Company purchased 11.5% of newly issued shares of common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by subordinated debt. Perfect Home is based in the United Kingdom and operates 55 retail stores as of December 31, 2012. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct the activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home totaling less than a thousand dollars at December 31, 2012 is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling 11.4 million British pounds ($18.4 million) and 10.2 million British pounds ($15.9 million) at December 31, 2012 and 2011, respectively, are accounted for as held-to-maturity securities in accordance with ASC 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during 2012 relates to accretion of the original discount on the notes with a face value of 10.0 million British pounds. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.

The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $18.4 million at December 31, 2012.

Revenue Recognition

Lease Revenues and Fees

The Company provides merchandise, consisting of consumer electronics, computers, residential furniture, appliances, and household accessories, to its customers for lease under certain terms agreed to by the customer. Two primary lease models are offered to customers: one through the Company’s Sales & Lease Ownership division (established as a monthly model) and the other through its HomeSmart division (established as a weekly model). The typical monthly lease model is 12, 18 or 24 months, while the typical weekly lease model is 60, 90 or 120 weeks. The Company does not require deposits upon inception of customer agreements.

In a number of states, the Company utilizes a consumer lease form as an alternative to a typical lease purchase agreement. The consumer lease differs from our state lease agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. Following satisfaction of the initial term contained in the consumer or state lease, as applicable, the customer has the right to acquire title either through a purchase option or through payment of all required lease payments.

All of the Company’s customer agreements are considered operating leases under the provisions of ASC 840, Leases. As such, lease revenues are recognized as revenue in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue. Until all payment obligations are satisfied under sales and lease ownership agreements, the Company maintains ownership of the lease merchandise. Initial direct costs related to the Company’s customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings.

Retail and Non-Retail Sales

Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee based on the electronic receipt of merchandise by the franchisee within the Company’s fulfillment system. Additionally, revenues from the sale of merchandise to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer.

Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the consolidated statements of earnings. The Company presents sales net of sales taxes.

Franchise Royalties and Fees

The Company franchises Aaron’s Sales & Lease Ownership stores. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate Aaron’s Sales & Lease Ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees are received before the substantial completion of the Company’s obligations and deferred. The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 8 for additional discussion of the Company’s franchise-related guarantee obligation.

Franchise agreement fee revenue was $2.4 million, $2.6 million and $3.0 million; royalty revenue was $56.5 million, $52.0 million and $47.9 million; and finance fee revenue was $4.9 million, $5.9 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $3.8 million and $4.7 million at December 31, 2012 and 2011, respectively.

Retail and Non-Retail Cost of Sales

Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.

Shipping and Handling Costs

The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $74.9 million, $68.1 million and $60.6 million in 2012, 2011 and 2010, respectively.

Advertising

The Company expenses advertising costs as incurred when an advertisement appears for the first time. Such advertising costs amounted to $36.5 million, $38.9 million and $31.7 million in 2012, 2011 and 2010, respectively. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $31.1 million, $25.4 million and $27.2 million in 2012, 2011 and 2010, respectively. The prepaid advertising asset was $3.2 million and $1.6 million at December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are more fully described in Note 10. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in FASB ASC Topic 718, Stock Compensation. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company’s common stock on the grant date.

Deferred Income Taxes

Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.

Earnings per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the years ended December 31 (shares in thousands):

	2012	2011	2010
Weighted average shares outstanding	75,820	78,101	81,194
Effect of dilutive securities:
Stock options	789	998	745
RSUs	210	237	25
RSAs	7	3	138

Weighted average shares outstanding assuming dilution	76,826	79,339	82,102

Approximately 53,000 and 314,000 stock-based awards were excluded from the computations of earnings per share assuming dilution in 2012 and 2010, respectively, because the awards would have been anti-dilutive for the years presented. No stock options, RSUs or RSAs were anti-dilutive during 2011. In addition, under the terms of the Company’s performance-based RSUs issued in 2012, approximately 167,000 RSUs will vest based on the achievement of revenue and pre-tax profit margin targets applicable to performance periods beginning subsequent to December 31, 2012. Accordingly, approximately 167,000 RSUs are not included in the computation of diluted EPS for the year ended December 31, 2012. Refer to Note 10 for additional information regarding the Company’s restricted stock arrangements.

Lease Merchandise

The Company’s lease merchandise consists primarily of consumer electronics, computers, residential furniture, appliances, and household accessories and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership stores depreciate merchandise over the lease agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when on lease and 36 months when not on lease, to a 0% salvage value. The Company’s policies require weekly lease merchandise counts at the store, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times a year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.

All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $54.9 million, $46.2 million, and $46.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings. Included in 2010 is a write-down of $4.7 million related to the closure of stores of the Aaron’s Office Furniture division.

Cash and Cash Equivalents

The Company classifies highly liquid investments with maturity dates of less than three months when purchased as cash equivalents.

Investments

The Company maintains investments in various corporate debt securities, or bonds. The Company has the positive intent and ability to hold its investments in debt securities, which mature at various dates from 2013 to 2014, to maturity. Accordingly, the Company classifies its investments in debt securities as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets.

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

Accounts Receivable

Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations. Accounts receivable, net of allowances, consists of the following as of December 31:

(In Thousands)	2012	2011
Customers	$7,840	$5,384
Corporate	17,215	29,650
Franchisee	49,102	52,437

	$74,157	$87,471

The Company maintains an allowance for doubtful accounts. The reserve for returns is calculated based on the historical collection experience associated with lease receivables. The Company’s policy is to write off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly. The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2012	2011	2010
Beginning Balance	$4,768	$4,544	$4,157
Accounts written off	(30,609)	(25,178)	(23,601)
Bad debt expense	31,842	25,402	23,988

Ending Balance	$6,001	$4,768	$4,544

Property, Plant and Equipment

The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 40 years for buildings and improvements and from one to fifteen years for other depreciable property and equipment. Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years.

Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $53.1 million, $45.2 million and $41.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of previously capitalized software development costs was $2.6 million, $1.5 million and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. When it is determined that the carrying values of the assets are not recoverable, the Company compares the carrying values of the assets to their fair values as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying value exceeds the fair value of the asset, if any, is recognized as an impairment loss.

Assets Held for Sale

Certain properties, primarily consisting of parcels of land, met the held for sale classification criteria at December 31, 2012 and 2011. After adjustment to fair value, the $11.1 million and $9.9 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2012 and 2011, respectively. The Company estimated the fair values of these properties using market values for similar properties and these are considered Level 2 assets as defined in FASB ASC Topic 820, Fair Value Measurements.

The Company recorded impairment charges of $1,060,000 and $453,000 within operating expenses in 2012 and 2011, respectively, both of which related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion. Gains and losses on the disposal of assets held for sale amounted to net gains of $1,247,000 in 2012 and losses of $20,000 and $306,000 during 2011 and 2010, respectively. The assets held for sale are included in the Other segment.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. The Company performs an assessment of goodwill for impairment at the reporting unit level annually as of September 30, and when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.

The Company has deemed its operating segments to be reporting units due to the fact that operations (stores) included in each operating segment have similar economic characteristics. As of December 31, 2012, the Company has five operating segments and reporting units: Sales and Lease Ownership, RIMCO, HomeSmart, Franchise and Manufacturing. The Company’s RIMCO stores lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores.

As of December 31, 2012, the Company’s Sales and Lease Ownership and HomeSmart reporting units are the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31:

(In Thousands)	2012	2011
Sales and Lease Ownership	$219,547	$205,509
HomeSmart	14,648	13,833

Total	$234,195	$219,342

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company uses a multiple of gross revenue to determine the fair value of its reporting units. If the carrying value of the reporting unit exceeds the fair value, a second step is performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

During the performance of the annual assessment of goodwill for impairment in the 2012, 2011 and 2010 fiscal years, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart division for which locations were recently acquired. While no impairment was noted in our impairment test as of September 30, 2012, if profitability is delayed as a result of the significant start-up expenses associated with the HomeSmart stores, there could be a change in the valuation of the HomeSmart reporting unit that may result in the recognition of an impairment loss in future periods.

No new indications of impairment existed during the fourth quarter of 2012, thus no impairment testing was updated as of December 31, 2012.

Other Intangibles

Other intangibles represent the value of customer relationships, non-compete agreements and franchise development rights acquired in connection with business acquisitions and are recorded at fair value as determined by the Company. The customer relationship intangible asset is amortized on a straight-line basis over a two-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over a three-year useful life. Acquired franchise development rights are amortized on a straight-line basis over the unexpired life of the franchisee’s ten year area development agreement.

Insurance Reserves

Estimated insurance reserves are accrued primarily for group health, general liability, automobile liability and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analyses of the projected claims run off for both reported and incurred but not reported claims.

Asset Retirement Obligations

The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations amount to approximately $2.3 million and $2.1 million as of December 31, 2012 and 2011, respectively.

Derivative Financial Instruments

The Company utilizes derivative financial instruments, from time to time, to mitigate its exposure to certain market risks associated with its ongoing operations for a portion of the year. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimize the risk of counterparty default. The fair values of the Company’s fuel hedges as of December 31, 2010 and the changes in their fair values in 2011 and 2010 were immaterial. The Company did not hold any derivative financial instruments as of December 31, 2012 or 2011.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including investments and fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed.

The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature.

Foreign Currency

The financial statements of international subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. Translation gains and losses of international subsidiaries are recorded in accumulated other comprehensive income as a component of shareholders’ equity. Foreign currency transaction gains and losses are recorded as a component operating expenses in the consolidated statements of earnings and amounted to gains of approximately $2.0 million and $251,000 during 2012 and 2010, respectively, and losses of $465,000 during 2011.

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

In May 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income for the year ended December 31, 2012.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02). ASU 2013-02 will require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The Company does not believe the adoption of ASU 2013-02 will have a material effect on the consolidated financial statements.

NOTE 2: ACQUISITIONS AND DISPOSITIONS

Acquisitions

The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the years ended December 31:

(In Thousands, except for store data)	2012	2011	2010
Number of stores acquired, net	22	52	14
Aggregate purchase price (primarily cash consideration)	$31,617	$41,425	$17,891
Purchase price allocation:
Lease Merchandise	11,936	13,385	6,489
Property, Plant and Equipment	739	500	334
Other Current Assets and Current Liabilities	38	34	43
Identifiable Intangible Assets [1]:
Customer Relationships	1,725	2,675	748
Non-Compete Agreements	1,201	1,688	541
Acquired Franchise Development Rights	764	255	496
Goodwill[2]	15,214	22,888	9,240

[1]

The weighted-average amortization period for the Company’s acquired intangible assets was 3.1 years, 2.6 years and 3.5 years in 2012, 2011 and 2010, respectively. The weighted-average amortization period by major intangible asset class for acquisitions completed during 2012, 2011 and 2010 was 2 years for customer relationships, 3 years for non-compete agreements and a range of 6 years to 6.9 years for acquired franchise development rights.

[2]

Goodwill is primarily attributable to synergies expected to arise after the acquisition. All goodwill resulting from the Company’s 2012, 2011 and 2010 acquisitions is expected to be deductible for tax purposes.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2012, 2011 and 2010 consolidated financial statements was not significant.

Dispositions

The Company periodically sells sales and lease ownership stores to franchisees and third-party operators. The Company sold three, 25 and 11 of its Aaron’s Sales and Lease Ownership stores in 2012, 2011 and 2010, respectively. The effect of these sales on the consolidated financial statements was not significant.

The Company began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. The Company closed 14 of its Aaron’s Office Furniture stores during 2010 and sold the remaining store in August 2012. As a result, in 2010 the Company recorded $3.3 million in closed store reserves, $4.7 million in lease merchandise write-downs and other miscellaneous expenses, respectively, totaling $9.0 million. The charges were recorded within operating expenses on the consolidated statement of earnings and are included in the Other segment. There were no significant charges related to the closure of this division in 2011 or 2012.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides information related to the carrying value of the Company’s goodwill by operating segment:

(In Thousands)	Sales and Lease Ownership	HomeSmart	Total
Balance at January 1, 2011	$202,379	$—	$202,379
Additions	9,055	13,833	22,888
Disposals	(5,925)	—	(5,925)

Balance at December 31, 2011	205,509	13,833	219,342
Additions	14,399	815	15,214
Disposals	(361)	—	(361)

Balance at December 31, 2012	$219,547	$14,648	$234,195

Intangible Assets

The following is a summary of the Company’s identifiable intangible assets by category at December 31:

	2012			2011
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$4,377	$(2,170)	$2,207	$3,400	$(1,001)	$2,399
Non-Compete Agreements	3,408	(1,471)	1,937	2,855	(1,062)	1,793
Acquired Franchise Development Rights	4,566	(2,684)	1,882	4,452	(2,578)	1,874

Total	$12,351	$(6,325)	$6,026	$10,707	$(4,641)	$6,066

Total amortization expense of intangible assets, included in operating expenses in the accompanying consolidated statements of earnings, was $3.7 million, $2.3 million and $3.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, estimated future amortization expense for the next five years related to identifiable intangible assets is as follows:

(In Thousands)
2013	$3,509
2014	1,598
2015	466
2016	232
2017	177

NOTE 4: FAIR VALUE MEASUREMENT

Financial Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012			December 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(9,518)	$—	$—	$(6,291)	$—

The Company maintains a deferred compensation plan that allows for certain management, highly compensated employees and non-employee directors to defer the receipt of base compensation, incentive pay compensation and director fees until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability. Refer to Note 15 for additional information regarding the deferred compensation plan.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following table summarizes assets measured at fair value on a nonrecurring basis:

	December 31, 2012			December 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$11,104	$—	$—	$9,885	$—

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

Certain Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2012			December 31, 2011
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds [1]	$—	$67,470	$—	$—	$81,594	$—
Perfect Home Bonds [2]	—	—	18,449	—	—	15,889
Fixed-Rate Long Term Debt [3]	—	(127,261)	—	—	(135,031)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.
[2]

The Perfect Home bonds were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or deterioration in the company’s financial performance to determine if fair value adjustments are necessary.

[3]

The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value and fair value of fixed-rate long term debt at December 31, 2012 was $125.0 million and $127.3 million, respectively, and $137.0 million and $135.0 million, respectively, at December 31, 2011.

Held-to-Maturity Securities

The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2013 and 2014, are recorded at amortized cost in the consolidated balance sheets. At December 31, 2012 and 2011, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
2012
Corporate Bonds	$67,412	$99	$(41)	$67,470
Perfect Home Bonds	18,449	—	—	18,449

Total	$85,861	$99	$(41)	$85,919

2011
Corporate Bonds	$82,243	$15	$(664)	$81,594
Perfect Home Bonds	15,889	—	—	15,889

Total	$98,132	$15	$(664)	$97,483

The amortized cost and fair value of held-to-maturity securities by contractual maturity as of December 31, 2012 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$43,482	$43,547
Due in years one through two	42,379	42,372

Total	$85,861	$85,919

Information pertaining to held-to-maturity securities with gross unrealized losses is as follows. All of the securities have been in a continuous loss position for less than 12 months.

	December 31, 2012		December 31, 2011
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate Bonds	$22,785	$(41)	$72,315	$(664)

The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of December 31, 2012, 16 of the 38 securities are in an unrealized loss position and at December 31, 2011, 38 of the 44 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.

The Company has estimated that the carrying value of its Perfect Home bonds approximates fair value and, therefore, no impairment is considered to have occurred as of December 31, 2012. While no impairment was noted during 2012, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home bonds that may result in the recognition of an impairment loss in future periods.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2012	2011
Land	$25,285	$25,882
Buildings and Improvements	81,773	81,566
Leasehold Improvements and Signs	120,883	116,632
Fixtures and Equipment[1]	152,436	133,615
Assets Under Capital Leases:
with Related Parties	8,158	7,641
with Unrelated Parties	10,564	10,564
Construction in Progress	5,414	5,444

	404,513	381,344
Less: Accumulated Depreciation and Amortization	(173,915)	(154,725)

	$230,598	$226,619

[1]

Includes internal-use software development costs of $22.6 million and $15.6 million as of December 31, 2012 and 2011, respectively. Accumulated amortization of internal-use software development costs amounted to $6.6 million and $9.8 million as of December 31, 2012 and 2011, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.2 million, $1.2 million and $1.9 million in 2012, 2011 and 2010, respectively. Capital leases consist of buildings and improvements. Assets under capital leases with related parties included $4.8 million and $4.2 million in accumulated depreciation and amortization as of December 31, 2012 and 2011, respectively. Assets under capital leases with unrelated parties included $4.4 million and $3.8 million in accumulated depreciation and amortization as of December 31, 2012 and 2011, respectively.

NOTE 6: CREDIT FACILITIES

Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2012	2011
Senior Unsecured Notes	$125,000	$137,000
Capital Lease Obligation:
with Related Parties	6,122	6,730
with Unrelated Parties	7,156	6,809
Other Debt	3,250	3,250

	$141,528	$153,789

Bank Debt

On December 13, 2012, the Company entered into the fourth amendment to its revolving credit agreement (“Credit Agreement”), dated May 23, 2008, as amended. The amendments to the Credit Agreement (i) extend the maturity date of the Credit Agreement until December 13, 2017, (ii) add and amend provisions applicable to lenders to further define instances of lender default, (iii) increase the dollar thresholds applicable to certain negative covenants, events of default and reporting and notice requirements to make them less restrictive, (iv) provide for the removal of certain financial covenants in the event that the agreement governing the Company’s privately placed debt securities are amended to remove substantially similar covenants contained therein, and (v) replace the pricing grid schedule to effect slight increases to certain applicable margins. The Company entered into the fourth amendment in order to extend the maturity date of the Credit Agreement, which would have expired on May 23, 2013, to December 13, 2017.

The Company’s Credit Agreement is with several banks and provides for unsecured borrowings up to $140.0 million (including a letter of credit and swingline loan subfacility). Amounts borrowed bear interest at the lower of the lender’s prime rate or one-month LIBOR plus a margin ranging from 1.0% to 1.5% as determined by the Company’s ratio of total debt to EBITDA. At December 31, 2012 and 2011, there was a zero balance under the Company’s revolving credit agreement. The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company’s ratio of total debt to EBITDA.

The revolving credit agreement, senior unsecured notes discussed below and franchise loan program discussed in Note 8 contain financial covenants which, among other things, prohibit the Company from exceeding certain debt to EBITDA levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. Under the Company’s revolving credit agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year only if the dividends do not exceed 50% of our consolidated net earnings for the prior fiscal year plus the excess, if any, of the cash dividend limitation applicable to the prior year over the dividend actually paid in the prior year. At December 31, 2012, $137.6 million of retained earnings was available for dividend payments and stock repurchases under the debt restrictions, and the Company was in compliance with all covenants.

Senior Unsecured Notes

On December 19, 2012, the Company entered into Amendment No. 1 to a note purchase agreement with several insurance companies. The amendment amends the Note Purchase Agreement dated as of July 5, 2011, pursuant to which the Company and its subsidiaries, Aaron Investment Company, Aaron’s Production Company and 99LTO, LLC, as co-obligors, issued $125 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018.

The amendment amends the agreement to, among other things, (i) remove the “Total Adjusted Debt to Total Adjusted Capitalization Ratio” financial covenant that forbids the Company from exceeding certain debt to equity levels and (ii) increase the dollar thresholds applicable to certain negative covenants, events of default and reporting and notice requirements to make them less restrictive. The Company remains subject to certain other financial covenants under the senior unsecured notes agreement, which require the Company to maintain a minimum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum fixed charge coverage ratio. If the Company fails to comply with these covenants, the Company will be in default under the agreement and the purchasers would have the right to exercise certain default remedies. The Company entered into the amendment in conjunction with its fourth amendment to the Credit Agreement, which is discussed above. We are in compliance with all of these covenants at December 31, 2012 and believe that we will continue to be in compliance in the future.

Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. The note purchase agreement contains financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchise loan and guaranty facility, as modified.

During July 2012, the Company repaid at maturity the aggregate remaining principal amount of $12.0 million on the 5.03% senior unsecured notes issued on July 27, 2005 and due on July 27, 2012.

Capital Leases with Related Parties

In October and November 2004, the Company sold 11 properties, including leasehold improvements, to a limited liability company (“LLC”) controlled by a group of Company executives, including the Company’s former Chairman. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $716,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.

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

Other Debt

Other debt at December 31, 2012 and 2011 includes $3.3 million of industrial development corporation revenue bonds. The weighted-average interest rate on the outstanding bonds was 0.35% and 0.29% as of December 31, 2012 and 2011, respectively. No principal payments are due on the bonds until maturity in 2015.

Future maturities under the Company’s long-term debt and capital lease obligations are as follows:

(In Thousands)
2013	$1,755
2014	26,881
2015	30,321
2016	27,001
2017	26,858
Thereafter	28,712

$141,528

NOTE 7: INCOME TAXES

Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2012	2011	2010
Current Income Tax Expense:
Federal	$116,234	$—	$—
State	10,819	9,797	8,932

	127,053	9,797	8,932
Deferred Income Tax (Benefit) Expense:
Federal	(23,035)	62,015	64,679
State	(206)	(2,202)	(1,201)

	(23,241)	59,813	63,478

	$103,812	$69,610	$72,410

At December 31, 2011, the Company had a federal net operating loss (“NOL”) carryforward of approximately $31.2 million available to offset future taxable income. The entire NOL carryforward was absorbed during 2012.

As a result of the bonus depreciation provisions in the Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, the Company paid more than anticipated for the 2010 federal tax liability. The 2010 acts provided an estimated tax deferral of approximately $127.0 million. The Company filed for a refund of overpaid federal tax of approximately $80.9 million in January 2011 and received that refund in February 2011.

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2012	2011
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$279,926	$329,497
Other, Net	34,014	29,607

Total Deferred Tax Liabilities	313,940	359,104
Deferred Tax Assets:
Accrued Liabilities	25,365	33,826
Advance Payments	15,834	16,432
Federal Net Operating Loss	—	10,936
Other, Net	9,677	11,760

Total Deferred Tax Assets	50,876	72,954
Less Valuation Allowance	(657)	(812)

Net Deferred Tax Liabilities	$263,721	$286,962

The Company’s effective tax rate differs from the statutory United States Federal income tax rate for the years ended December 31 as follows:

	2012	2011	2010
Statutory Rate	35.0%	35.0%	35.0%
Increases in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.5	2.7	2.7
Other, Net	0.0	0.3	0.3

Effective Tax Rate	37.5%	38.0%	38.0%

The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008.

The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2012	2011	2010
Balance at January 1,	$1,412	$1,315	$1,342
Additions based on tax positions related to the current year	178	178	149
Additions for tax positions of prior years	83	22	18
Prior year reductions	(315)	(13)	(26)
Statute expirations	(83)	(90)	(63)
Settlements	(17)	—	(105)

Balance at December 31,	$1,258	$1,412	$1,315

As of December 31, 2012 and 2011, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.0 million and $1.2 million, respectively, including interest and penalties. During the year ended December 31, 2012, the Company recognized a net benefit of $126,000 related to interest and penalties. During the years ended December 31, 2011 and 2010, the Company recognized interest and penalties of $41,000 and $35,000, respectively. The Company had $234,000 and $374,000 of accrued interest and penalties at December 31, 2012 and 2011, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases warehouse and retail store space for most of its operations under operating leases expiring at various times through 2028. The Company also leases certain properties under capital leases that are more fully described in Note 6. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012 are as follows:

(In Thousands)
2013	$110,244
2014	96,242
2015	78,560
2016	57,822
2017	42,922
Thereafter	162,103

$547,893

Rental expense was $102.0 million in 2012, $93.6 million in 2011 and $96.1 million in 2010. The amount of sublease income is $3.1 million in 2012, $3.1 million in 2011 and $2.8 million in 2010. The Company has anticipated future sublease rental income of $4.0 million in 2013, $3.4 million in 2014, $2.8 million in 2015, $2.4 million in 2016, $2.2 million in 2017 and $7.7 million thereafter through 2025. Rental expense and sublease income are included in operating expenses.

Guarantees

The Company has guaranteed certain debt obligations of some of the franchisees amounting to $117.3 million and $128.8 million at December 31, 2012 and 2011, respectively, under a franchise loan program with several banks. The Company has recourse rights to the assets securing the debt obligations, which consist primarily of lease merchandise inventory and fixed assets. As a result, the Company has never incurred any, nor does management expect to incur, any significant losses under these guarantees. The Company has estimated the fair value of the franchise-related borrowings guarantee to approximate $2.6 million, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2012.

On December 13, 2012, the Company entered into a fifth amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and the Company entered into a fourth amendment as of May 16, 2012. The amendments to the franchise loan facility extended the maturity date of the franchise loan facility until December 12, 2013, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $35 million to Cdn $50 million, included a revolving loan option for Canadian borrowers, included HomeSmart franchisees in the United States as authorized borrowers under the facility and conformed the covenants to those contained in the Company’s revolving credit agreement, which is discussed in further detail in Note 6. We remain subject to the financial covenants under the franchise loan facility.

Legal Proceedings

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings we are party to, or that we will not incur material losses from them. Some of the proceedings we are currently a party to are described below.

In Alford v. Aaron Rents, Inc. et al originally filed in the U.S. District Court for the Southern District of Illinois (No.: 3:08-MJR-DGW-683) on October 2, 2008, plaintiff alleged, among other claims, that she was sexually harassed and subjected to retaliation, in violation of Title VII of the Civil Rights Act of 1964, by a general manager of a Company store. Based on the judgment in the June 14, 2011 jury verdict (as reduced by the court), the Company recorded a charge of $36.5 million in the second quarter of 2011, which represented an accrual for the judgment and associated legal fees and expenses of $41.5 million, less insurance coverage of $5.0 million. On March 26, 2012, following the court’s ruling that the verdict would not be sustained, the Company entered into a settlement agreement resolving the claims in the amount of $6.0 million. The Company recognized $35.5 million of income related to the reversal of the lawsuit accrual in the first quarter of 2012.

In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-1969-WMA), on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for a class almost exclusively comprised of former general managers, most of whom terminated employment with the Company more than a year ago. On October 4, 2012 the Court denied the Company’s motion for summary judgment as to Mr. Kunstmann individually, and on January 23, 2013, the Court denied the Company’s motion for decertification of the class. The current class includes 247 individuals. The parties are now working on proposing next steps for the conduct of the case.

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. Discovery on this matter is closed. To date, no class has been certified and, on December 17, 2012, the Company moved to dismiss the class allegations from plaintiff’s complaint. On February 5, 2013, plaintiff filed its response and also moved to certify the class.

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ and other similarly situated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed an amended complaint against the Company and its franchisees alleging, among other claims, invasion of privacy, interception of electronic communications in violation of the Federal Wiretap Act as amended by the Electronic Communications Privacy Act and vicarious liability claims. The plaintiffs are seeking damages in connection with the allegations of the amended complaint. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, which still remains pending.

The Company has received inquiries from and is responding to government agencies, including the Federal Trade Commission, requesting information regarding the Byrd litigation and another incident involving the compromise of customer information, and inquiring about, among other things, the Company’s retail transactional, information security and privacy policies and practices.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. On September 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The current class size is 1,788, which is less than seven percent of the potential class members. With limited exceptions, the time period for additional members to be added to the class has expired.

The matter of Parish Harrigan and Carlos Urzua v. Aaron’s, Inc. was filed in the Superior Court of the State of California, County of Sacramento on January 27, 2012 (Case No.: 34-2012-0117848). Plaintiffs allege that they were subjected to jokes and name calling on the basis of their race and national origin. Plaintiffs further claim that they were subject to retaliation after reporting the discrimination and harassment to the Company. The plaintiffs are seeking damages in connection with the allegations. The Company denies the underlying allegations, believes that it took prompt action to investigate the claims once it was notified of the allegations, denies that either plaintiff was subject to retaliation and intends to vigorously defend itself in the litigation.

We believe we have meritorious defenses to all of the claims described above, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.

At December 31, 2012, we estimated that the aggregate exposure to loss for all material pending legal proceedings for which a loss is probable, excluding an immaterial amount for which we have already accrued, is $5.0 million, although this belief is subject to the uncertainties and variables described above. At December 31, 2012, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is reasonably possible, but less likely than probable, is from $0.7 million to $7.6 million, although this belief is also subject to the uncertainties and variables described above. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Other Commitments

At December 31, 2012, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $21.7 million. Payments under these commitments are scheduled to be $17.5 million in 2013, $3.6 million in 2014, $383,000 in 2015, and $274,000 in 2016.

The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. As of December 31, 2012, the plan allows employees to contribute up to 100% of their annual compensation in accordance with federal contribution limits with 50% matching by the Company on the first 4% of compensation. The Company’s expense related to the plan was $999,000 in 2012, $891,000 in 2011, and $841,000 in 2010.

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

NOTE 9: SHAREHOLDERS’ EQUITY

The Company held 15,031,741 shares in its treasury and was authorized to purchase an additional 4,044,655 shares at December 31, 2012. The Company repurchased 1,236,689 shares of its common stock on the open market in 2012 and 5,075,675 shares of its common stock on the open market in 2011.

The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by the Board and such issuance is subject to approval by the Board of Directors. As of December 31, 2012, no preferred shares have been issued.

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

NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK

The Company grants stock options, restricted stock units and restricted stock awards to certain employees and directors of the Company. Total stock-based compensation expense was $6.5 million, $8.4 million and $4.8 million in 2012, 2011 and 2010, respectively, and was included as a component of operating expenses in the consolidated statements of earnings. Excess tax benefits of $6.0 million, $1.3 million and $0.3 million are included in cash provided by financing activities for the years ended 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $12.2 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 2.5 years.

The aggregate number of shares of Common Stock that may be issued or transferred under the incentive stock awards plan is 14,492,585 at December 31, 2012.

Stock Options

Under the Company’s stock option plans, options granted to date become exercisable after a period of two to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company determines the fair value of stock options using a Black-Scholes option pricing model that incorporates expected volatility, expected option life, estimated forfeiture rates, risk-free interest rates, and expected dividend yields.

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

The Company granted 347,000 stock options during 2010. No stock options were granted in 2012 and 2011. The weighted average fair value of options granted was $10.31 in 2010. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2010, respectively: risk-free interest rate of 3.59%; a dividend yield of .25%; a volatility factor of the expected market price of the Company’s common stock of .41; forfeiture rate of 3.89%; and weighted-average expected life of the option of nine years.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2012	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2012	Weighted Average Exercise Price
$5.92-10.00	112,968	0.83	$9.72	112,968	$9.72
10.01-15.00	1,110,451	4.81	14.05	749,451	14.02
15.01-19.92	289,328	6.89	19.74	30,578	18.23

$5.92-19.92	1,512,747	4.91	14.81	892,997	13.62

The table below summarizes option activity for the year ended December 31, 2012:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2012	2,849	$13.78		$41,252	$6.38
Granted	—	—		—	—
Exercised	(1,268)	12.43		(20,033)	5.91
Forfeited	(68)	16.21		(783)	7.38

Outstanding at December 31, 2012	1,513	14.81	4.91 years	20,373	6.74

Expected to Vest at December 31, 2012	1,307	14.79	4.74 years	17,632	6.80

Exercisable at December 31, 2012	893	13.62	3.90 years	13,093	5.93

The aggregate intrinsic value of options exercised was $20.0 million, $5.5 million and $848,000 in 2012, 2011 and 2010, respectively. The total fair value of options vested was $2.2 million, $2.7 million and $3.2 million in 2012, 2011 and 2010, respectively. Income tax benefits resulting from stock option exercises totaled $8.4 million, $2.1 million, and $1.4 million in 2012, 2011 and 2010, respectively.

Restricted Stock

Shares of restricted stock or restricted stock units (collectively, “restricted stock”) may be granted to employees and directors and typically vest over approximately two to five year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. As of December 31, 2012, under the Aaron’s Management Performance Plan (“AMP Plan”), RSUs are granted quarterly upon achievement of certain pre-tax profit levels during the prior quarter by the employees’ operating units or the overall Company. The RSUs granted under the AMP Plan vest over four to five years from the date of grant. The AMP Plan participants include certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers.

Any shares of restricted stock that are forfeited may again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense on a straight-line basis over the vesting period. The Company granted 368,000, 266,000 and 300,000 shares of restricted stock at weighted-average fair values of $26.08, $23.57 and $16.20 in 2012, 2011 and 2010, respectively.

The following table summarizes information about restricted stock activity:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2012	415	$19.64
Granted [1]	368	26.08
Vested	(75)	16.20
Forfeited	(12)	27.84

Non-vested at December 31, 2012	696	23.28

[1]

Includes 250,000 RSUs granted to certain executive officers that will be eligible to vest on March 31, 2015 assuming certain performance conditions are achieved over three annual performance periods. The Company recognizes compensation cost for its performance-based RSUs over the vesting period based on the probability that the performance condition will be satisfied.

The total fair value of restricted stock vesting during the year was $4.4 million, $5.7 million and $1.5 million in 2012, 2011 and 2010, respectively.

Retirement and Separation-Related Modifications

In connection with the retirement of the Company’s founder and Chairman of the Board, the Company recorded a $10.4 million charge to operating expenses, of which $1.7 million related to the accelerated vesting of 75,000 shares of restricted stock and 25,000 stock options. During 2011, the Company recorded a $3.5 million charge for separation costs primarily related to the immediate vest modification of 150,000 shares of restricted stock and 50,000 stock options related to the separation of the Company’s Chief Executive Officer. The total incremental cost resulting from the modifications, due primarily to increases in the Company’s stock price as of the modification date compared to the grant date, was $1.2 million and $1.3 million in 2012 and 2011, respectively.

NOTE 11: STORE COUNT (UNAUDITED)

The Company’s franchised store activity, Company-operated Sales & Lease Ownership store activity and Company-operated HomeSmart store activity is summarized as follows:

(Unaudited)	2012	2011	2010
Franchised stores
Franchised stores open at January 1,	713	664	597
Opened	56	55	62
Added through acquisition	—	—	10
Purchased from the Company	3	9	10
Purchased by the Company	(21)	(7)	(12)
Closed, sold or merged	(2)	(8)	(3)

Franchised stores open at December 31,	749	713	664

Company-operated Sales & Lease Ownership stores
Company-operated Sales & Lease Ownership stores open at January 1,	1,160	1,146	1,082
Opened	76	57	86
Added through acquisition	21	8	14
Closed, sold or merged	(11)	(51)	(36)

Company-operated Sales & Lease Ownership stores open at December 31,	1,246	1,160	1,146

Company-operated HomeSmart stores
Company-operated HomeSmart stores open at January 1,	71	3	—
Opened	7	24	3
Added through acquisition	1	44	—
Closed, sold or merged	(1)	—	—

Company-operated HomeSmart stores open at December 31,	78	71	3

In 2012, the Sales and Lease Ownership segment acquired the lease contracts, merchandise and other related assets of 44 stores, including 21 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 21 stores. In 2011, the Sales and Lease Ownership segment acquired the lease contracts, merchandise and other related assets of 38 stores, including seven franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of eight stores. In 2010, the Sales and Lease Ownership segment acquired the lease contracts, merchandise and other related assets of 30 stores, including 12 franchised stores, and merged certain acquired stores into existing stores, resulting in a net gain of 14 stores.

In 2012, the HomeSmart operations acquired the lease contracts, merchandise and other related assets of four stores and merged certain acquired stores into existing stores, resulting in a net gain of one store. In 2011, HomeSmart operations acquired the lease contracts, merchandise and other related assets of 47 stores and merged certain acquired stores into existing stores, resulting in a net gain of 44 stores.

NOTE 12: SEGMENTS

Description of Products and Services of Reportable Segments

As of December 31, 2012, the Company had five operating segments: Sales and Lease Ownership, RIMCO, HomeSmart, Franchise and Manufacturing. The Company’s RIMCO stores lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered are different, these stores are managed, monitored and operated similarly to our other sales and lease ownership stores.

The Company has evaluated the characteristics of its operating segments and has determined that certain of its operating segments meet the aggregation criteria in ASC 280, Segment Reporting. Accordingly, the Company has identified four reportable segments: Sales and Lease Ownership, Franchise, HomeSmart and Manufacturing. In all periods presented, HomeSmart was reclassified from “Other” to the HomeSmart segment.

The Aaron’s Sales & Lease Ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division was established to offer electronics, residential furniture, appliances and computers to consumers on a weekly payment basis with no credit requirements. The Company’s franchise operation sells and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues.

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

Information on segments and a reconciliation to earnings before income taxes from continuing operations are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
(In Thousands)	2012	2011	2010
Revenues From External Customers:
Sales and Lease Ownership	$2,088,894	$1,938,614	$1,803,601
HomeSmart	55,226	15,624	56
Franchise	66,655	63,255	59,112
Manufacturing	95,693	89,430	79,113
Other	9,122	8,096	15,132

Revenues of Reportable Segments	2,315,590	2,115,019	1,957,014
Elimination of Intersegment Revenues	(95,150)	(89,430)	(79,113)
Cash to Accrual Adjustments	2,148	(3,258)	(1,563)

Total Revenues from External Customers	$2,222,588	$2,022,331	$1,876,338

Earnings Before Income Taxes:
Sales and Lease Ownership	$243,531	$143,686	$159,417
HomeSmart	(6,962)	(7,283)	(318)
Franchise	52,672	49,577	45,935
Manufacturing	382	2,960	3,218
Other	(11,854)	818	(12,437)

Earnings Before Income Taxes for Reportable Segments	277,769	189,758	195,815
Elimination of Intersegment Profit	(393)	(2,960)	(3,218)
Cash to Accrual and Other Adjustments	(521)	(3,421)	(1,811)

Total Earnings Before Income Taxes	$276,855	$183,377	$190,786

Assets:
Sales and Lease Ownership	$1,421,812	$1,293,151	$1,248,785
HomeSmart	58,347	50,600	955
Franchise	53,820	56,131	55,789
Manufacturing[1]	24,787	21,691	22,312
Other	254,163	310,326	173,012

Total Assets	$1,812,929	$1,731,899	$1,500,853

[1]    Includes inventory (principally raw materials) that has been classified within lease merchandise in the consolidated balance sheets of $14.1 million, $11.2 million and $11.2 million as of December 31, 2012, 2011 and 2010, respectively.

Depreciation and Amortization:
Sales and Lease Ownership	$629,119	$588,036	$539,669
HomeSmart	20,482	5,933	21
Franchise	146	41	41
Manufacturing	4,430	1,294	2,958
Other	7,256	8,260	6,843

Total Depreciation and Amortization	$661,433	$603,564	$549,532

Interest Expense:
Sales and Lease Ownership	$5,531	$4,473	$2,937
HomeSmart	846	201	2
Franchise	—	—	—
Manufacturing	106	142	15
Other	(91)	(107)	142

Total Interest Expense	$6,392	$4,709	$3,096

Capital Expenditures:
Sales and Lease Ownership	$35,480	$53,402	$72,832
HomeSmart	4,121	10,950	202
Franchise	—	—	—
Manufacturing	4,493	2,107	5,484
Other	20,979	11,752	9,118

Total Capital Expenditures	$65,073	$78,211	$87,636
Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$308	$3,258	$4,470
Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$1,391	$1,527	$15,093

Revenues in the “Other” category are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. For the year ended December 31, 2012, the pre-tax losses of the “Other” category include $10.4 million in retirement charges associated with the retirement of the Company’s founder and former Chairman of the Board. Earnings Before Income Taxes above for the Sales and Lease Ownership segment includes the $36.5 million accrual of a lawsuit for 2011 and the reversal of the lawsuit accrual of $35.5 million in 2012. In addition, during 2011, the Company incurred $3.5 million in separation costs related to the departure of the Company’s former Chief Executive Officer.

NOTE 13: RELATED PARTY TRANSACTIONS

The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 6 above.

In the fourth quarter of 2011, the Company purchased an airplane for $2.8 million and sold it to R. Charles Loudermilk, Sr., the Company’s founder and former Chairman of the Board, for the same amount. The Company paid approximately $80,000 in brokerage fees in connection with the transaction, for which Mr. Loudermilk reimbursed the Company. In the fourth quarter of 2011, the Company transferred a Company-owned vehicle to Mr. Loudermilk valued at $21,000.

NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Revenues	$585,996	$538,619	$529,510	$568,463
Gross Profit *	282,657	265,573	258,637	263,278
Earnings Before Taxes From Continuing Operations	115,029	58,590	46,044	57,192
Net Earnings	71,226	36,244	28,941	36,632
Earnings Per Share	.94	.48	.38	.48
Earnings Per Share Assuming Dilution	.92	.47	.38	.48
Year Ended December 31, 2011
Revenues	$532,480	$482,415	$484,731	$522,705
Gross Profit *	259,542	236,958	231,942	242,163
Earnings Before Taxes From Continuing Operations	71,919	17,627	45,092	48,739
Net Earnings	44,389	10,799	28,045	30,534
Earnings Per Share	.55	.14	.36	.40
Earnings Per Share Assuming Dilution	.55	.13	.36	.40

*	Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.

The first quarter of 2012 included a pre-tax $35.5 million reversal of a lawsuit accrual, and the third quarter of 2012 included a pre-tax $10.4 million retirement charge associated with the retirement of the Company’s founder and former Chairman of the Board. The second quarter of 2011 included a pre-tax $36.5 million accrual of a lawsuit, and the fourth quarter of 2011 included a pre-tax $3.5 million separation charge related to the Company’s former Chief Executive Officer.

Revenue amounts for all quarterly periods prior to the third quarter of 2012 have been revised to exclude interest income, which is now presented as a component of non-operating income and expenses in the consolidated statements of earnings.

NOTE 15: DEFERRED COMPENSATION PLAN

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

Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $9.5 million and $6.3 million as of December 31, 2012 and 2011, respectively. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the Plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $10.4 million and $5.8 million as of December 31, 2012 and 2011, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $285,000, $306,000 and $231,000 in 2012, 2011, and 2010 respectively. Benefits of $616,000 and $77,000 were paid during the years ended December 31, 2012 and 2011, respectively. No benefits were paid in 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2012. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to: the identity, background and Section 16 filings of directors and executive officers of the Company; the Audit Committee of the Board of Directors and the Committee’s “audit committee financial expert”; the Company’s procedures by which security holders may recommend nominees to the Board of Directors; and the Company’s code of ethics applicable to its chief executive, financial, and accounting officers is incorporated herein by reference to this item.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to director and executive compensation, the Compensation Committee of the Board of Directors and the Compensation Committee Report, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to the ownership of common stock by certain beneficial owners and management, and with respect to the Company’s compensation plans under which our equity securities are authorized for issuance, is incorporated herein by reference to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, with respect to related party transactions and director independence, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Audit Matters” in the Company’s definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference in response to this item.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES

a) 1. FINANCIAL STATEMENTS

The following financial statements and notes thereto of Aaron’s, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2012 and 2011
Consolidated Statements of Earnings—Years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income—Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

2. FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1	Asset Purchase Agreement between CORT Business Services Corporation as Buyer and the Company as Seller dated as of September 12, 2008, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which exhibit is by this reference incorporated herein.

3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Registration Statement, as amended, on Form 8-A/A , Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

3.2	Amended and Restated By-laws of the Company, filed as Exhibit 3.2 to the Company’s Registration Statement, as amended, on Form 8-A/A, Commission File No. 001-13941, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.

4	See Exhibits 3.1 through 3.2.

10.1	The Company’s Employees Retirement Plan and Trust, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 33-62538, filed with the Commission on May 12, 1993, which exhibit is by this reference incorporated herein. *

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.2	Loan Agreement between Fort Bend County Industrial Development Corporation and the Company relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000, filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”), which exhibit is by this reference incorporated herein.

10.3	Letter of Credit and Reimbursement Agreement between the Company and First Union National Bank dated as of October 1, 2000, filed as Exhibit 10(n) to the 2000 10-K, which exhibit is by this reference incorporated herein.

10.4	The Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-8, Commission File No. 333-76026, filed with the Commission on December 28, 2001, which exhibit is by this reference incorporated herein. *

10.5	Amended and Restated Master Agreement by and among the Company, SunTrust Bank and SouthTrust Bank, dated as of October 31, 2001, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which exhibit is by this reference incorporated herein.

10.6	Amendment Number One to the Servicing Agreement by and between the Company and SunTrust Bank dated as of April 30, 2003, filed as Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which exhibit is by this reference incorporated herein.

10.7	First Amendment to the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Commission File No. 333-123426, filed with the Commission on March 18, 2005, which exhibit is by this reference incorporated herein. *

10.8	Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005 and Form of Senior Note, filed as Exhibit 10(ee) to the Company’s Current Report on Form 8-K, filed with the Commission on August 2, 2005 (the “8/2/05 8-K”), which exhibit is by this reference incorporated herein.

10.9	First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent, filed as Exhibit 10(jj) to the 8/2/05 8-K, which exhibit is by this reference incorporated herein.

10.10	First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among the Company as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent filed as Exhibit 10(kk) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which exhibit is by this reference incorporated herein.

10.11	Consent Agreement made and entered into as of April 7, 2006 by and among the Company as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (pp) to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2006 (the “6/30/06 10-Q”), which exhibit is incorporated by this reference.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.12	Consent Agreement made and entered into as of April 7, 2006 by and among the Company and certain co-borrowers, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent to form one or more Canadian Subsidiaries in one or more Canadian provinces, filed as Exhibit (qq) to the 6/30/06 10-Q, which exhibit is by this reference incorporated herein.

10.13	Amendment to Option and Award Agreement under the Company’s 2001 Stock Option and Incentive Award Plan, filed as Exhibit 10(pp) to the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2006, which exhibit is by this reference incorporated herein. *

10.14	Revolving Credit Agreement, dated as of May 23, 2008, among the Company, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 30, 2008 (the “5/30/08 8-K”), which exhibit is by this reference incorporated herein.

10.15	Subsidiary Guaranty Agreement, dated as of May 23, 2008, between Aaron Investment Company and SunTrust Bank, as administrative agent, filed as Exhibit 10.2 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.16	Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 23, 2008, filed as Exhibit 10.3 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.17	Amended and Restated Guaranty Agreement, dated as of May 23, 2008, among Aaron Investment Company and SunTrust Bank, as servicer, filed as Exhibit 10.4 to the 5/30/08 8-K, which exhibit is by this reference incorporated herein.

10.18	First Amendment, dated as of November 4, 2008, to Note Purchase Agreement between the Company and certain other obligors and the purchasers dated as of July 27, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2008, which exhibit is by this reference incorporated herein.

10.19	The Company’s Amended and Restated 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 10, 2009, which exhibit is by this reference incorporated herein. *

10.20	Form of Share Exchange Agreement, among the Company and R. Charles Loudermilk, Sr., Chairman of the Board of Directors of the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 15, 2009, which exhibit is by this reference incorporated herein.

10.21	First Amendment to the Amended and Restated Loan Facility Agreement and Guaranty by and among the Company as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 22, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated herein.

10.22	Second Amendment to Servicing Agreement, by and among the Company, as sponsor, SunTrust Bank, as servicer, dated as of May 22, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 29, 2009, which exhibit is by this reference incorporated.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.23	The Company’s Deferred Compensation Plan Master Plan Document filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

10.24	Form of Aaron’s, Inc. Performance-Based Vesting Restricted Stock Award Agreement under the 2001 Stock Option and Incentive Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 12, 2009, which exhibit is by this reference incorporated herein. *

10.25	Second Amended and Restated Loan Facility Agreement and Guaranty with SunTrust Bank, as servicer, and the other participants listed therein, attached hereto as Exhibit 10.1, to the Company’s Current Report on Form 8-K, filed with the Commission on June 18, 2010, which exhibit is by this reference incorporated herein.

10.26	The Company’s Employees Retirement Plan and Trust, as amended and restated, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

10.27	Narrative Description of Amendment to 2001 Stock Option and Incentive Award Plan, as Amended and Restated, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-17113, filed with the Commission on December 10, 2010, which exhibit is by this reference incorporated herein.*

10.28	First Amendment made and entered into as of March 31, 2011 to the Second Amended and Restated Loan Facility Agreement and Guaranty, dated as of June 18, 2010, by and among Aarons, Inc. as sponsor, each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, which exhibit is by this reference incorporated herein.

10.29	First Amendment made and entered into on March 31, 2011 to the Revolving Credit Agreement, dated as of May 23, 2008, by and among Aaron’s, Inc., each of the other lending institutions party thereto as participants, and SunTrust Bank as administrative agent for the lenders, which exhibit is by this reference incorporated herein.

10.30	Second Amendment made and entered into on April 19, 2011 to the Note Purchase Agreement, dated as of July 27, 2005, by and among Aaron’s, Inc., Aaron Investment Company, and the holders of the Notes, which exhibit is by this reference incorporated herein.

10.31	Second Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the other financial institutions party thereto as lenders, dated as of May 18, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

10.32	Second Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 18, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2011, which exhibit is by this reference incorporated herein.

10.33	Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of July 5, 2011 and Form of Senior Note, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2011 (“the 7/8/2011 Form 8-K”), which exhibit is by this reference incorporated herein.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.34	Third Letter Amendment made as of July 5, 2011 to Note Purchase Agreement by and among Aaron’s, Inc. (f/k/a Aaron Rents, Inc.) and certain other obligors and the purchasers dated as of July 27, 2005, as amended by a First Amendment to Note Purchase Agreement, dated as of November 4, 2008, and a letter amendment, dated as of April 19, 2011, filed as Exhibit 10.2 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.35	Third Amendment made and entered into as of July 1, 2011 to Revolving Credit Agreement dated as of May 23, 2008 by and among Aaron’s, Inc., the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, filed as Exhibit 10.3 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.36	Third Amendment made and entered into as of July 1, 2011 to Second Amended and Restated Loan Facility Agreement and Guaranty dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer, filed as Exhibit 10.4 to the 7/8/2011 Form 8-K, which exhibit is by this reference incorporated herein.

10.37

Aaron’s Management Performance Plan (Summary of terms for Home Office Vice Presidents), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 5, 2011 (the “8/5/2011 8-K”), which exhibit is by this reference incorporated herein.

10.38

Aaron’s, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron’s Management Performance Plan), filed as Exhibit 10.2 to the 8/5/2011 8-K, which exhibit is by this reference incorporated herein.

10.39

Confidential Waiver and Release, dated as of December 21, 2011, by and between Aaron’s Inc. and Robert C. Loudermilk Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 28, 2011, which exhibit is by this reference incorporated herein.

10.40	Form of Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2012, which exhibit is by this reference incorporated herein.

10.41	Fourth Amendment made and entered into as of May 16, 2012 to Second Amended and Restated Loan Facility Agreement and Guarantee dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer.

10.42	Retirement Agreement between Aaron’s, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 30, 2012, which exhibit is by this reference incorporated herein.

10.43	Fourth Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of December 13, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 19, 2012 (the “12/19/2012 Form 8-K”), which exhibit is by this reference incorporated herein.

10.44	Fifth Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of December 13, 2012, filed as Exhibit 10.2 to the 12/19/2012 Form 8-K, which exhibit is by this reference incorporated herein.

10.45	Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of December 19, 2012, filed as Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Commission on December 26, 2012, which exhibit is by this reference incorporated herein.

21	Subsidiaries of the Registrant, filed as part of this Annual Report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Shareholder’s Equity for the Years ended December 31, 2012, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

(b) EXHIBITS

The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.

(c) FINANCIAL STATEMENTS AND SCHEDULES

The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2013.

AARON’S, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 2013.

SIGNATURE	TITLE

/s/ RONALD W. ALLEN Ronald W. Allen	Chairman of the Board of Directors, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM K. BUTLER, JR. William K. Butler, Jr.	Chief Operating Officer and Director

/s/ LEO BENATAR Leo Benatar	Director

/s/ KATHY T. BETTY Kathy T. Betty	Director

/s/ CYNTHIA N. DAY Cynthia N. Day	Director

/s/ HUBERT L. HARRIS, JR. Hubert L. Harris, Jr.	Director

/s/ DAVID L. KOLB David L. Kolb	Director

/s/ RAY M. ROBINSON Ray M. Robinson	Director

/s/ JOHN B. SCHUERHOLZ John B. Schuerholz	Director