Form 10-Q
period 2013-03-31
AARON'S INC
filed 2013-05-03
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 22, 2013
Common Stock, $.50 Par Value	75,806,427

AARON’S, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	(Unaudited) March 31, 2013	December 31, 2012

ASSETS:
Cash and Cash Equivalents	$209,957	$129,534
Investments	91,910	85,861
Accounts Receivable (net of allowances of $4,169 in 2013 and $6,001 in 2012)	67,184	74,157
Lease Merchandise (net of accumulated depreciation of $563,913 in 2013 and $575,527 in 2012)	961,690	964,067
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $179,762 in 2013 and $173,915 in 2012)	231,927	230,598
Goodwill	234,749	234,195
Other Intangibles, Net	5,185	6,026
Prepaid Expenses and Other Assets	49,699	77,387
Assets Held For Sale	9,525	11,104

Total Assets	$1,861,826	$1,812,929

LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$227,466	$225,532
Deferred Income Taxes Payable	261,334	263,721
Customer Deposits and Advance Payments	42,639	46,022
Debt	141,507	141,528

Total Liabilities	672,946	676,803
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at March 31, 2013 and December 31, 2012; Shares Issued: 90,752,123 at March 31, 2013 and December 31, 2012	45,376	45,376
Additional Paid-in Capital	222,214	220,362
Retained Earnings	1,136,743	1,087,032
Accumulated Other Comprehensive Loss	(80)	(69)

	1,404,253	1,352,701
Less: Treasury Shares at Cost
Common Stock, 14,948,343 Shares at March 31, 2013 and 15,031,741 Shares at December 31, 2012	(215,373)	(216,575)

Total Shareholders’ Equity	1,188,880	1,136,126

Total Liabilities & Shareholders’ Equity	$1,861,826	$1,812,929

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2013	2012

REVENUES:
Lease Revenues and Fees	$468,104	$435,106
Retail Sales	14,419	13,748
Non-Retail Sales	90,955	115,563
Franchise Royalties and Fees	18,200	17,505
Other	3,463	4,074

	595,141	585,996

COSTS AND EXPENSES:
Retail Cost of Sales	8,354	7,724
Non-Retail Cost of Sales	82,829	104,882
Operating Expenses	253,954	234,910
Lawsuit Income	—	(35,500)
Depreciation of Lease Merchandise	168,203	158,161

	513,340	470,177

OPERATING PROFIT	81,801	115,819
Interest Income	752	880
Interest Expense	(1,511)	(1,670)

EARNINGS BEFORE INCOME TAXES	81,042	115,029
INCOME TAXES	30,042	43,803

NET EARNINGS	$51,000	$71,226

EARNINGS PER SHARE
Basic	$.67	$.94

Assuming Dilution	.67	.92

CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.015
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,760	75,971
Assuming Dilution	76,574	77,032

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In Thousands)	2013	2012

Net Earnings	$51,000	$71,226
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(11)	556

Total Other Comprehensive (Loss) Income	(11)	556

Comprehensive Income	$50,989	$71,782

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2013	2012

OPERATING ACTIVITIES:
Net Earnings	$51,000	$71,226
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	168,203	158,161
Other Depreciation and Amortization	14,012	13,450
Bad Debt Expense	4,737	4,063
Stock-Based Compensation	1,602	1,021
Loss on Sale of Property, Plant and Equipment and Assets Held for Sale	316	145
Deferred Income Taxes	(2,387)	(2,447)
Excess Tax Benefits from Stock-Based Compensation	(214)	(1,294)
Other Changes, Net	3,549	(566)
Changes in Operating Assets and Liabilities, Net of Effects Of Acquisitions and Dispositions:
Additions to Lease Merchandise	(268,760)	(276,385)
Book Value of Lease Merchandise Sold or Disposed	103,542	126,133
Accounts Receivable	2,244	(5,443)
Prepaid Expenses and Other Assets	3,620	(5,109)
Income Tax Receivable	23,138	2,615
Accounts Payable and Accrued Expenses	1,089	47,989
Accrued Litigation Expense	—	(41,720)
Customer Deposits and Advance Payments	(3,407)	2,821

Cash Provided by Operating Activities	102,284	94,660

INVESTING ACTIVITIES:
Purchases of Investments	(14,633)	(22,858)
Proceeds from Maturities and Calls of Investments	7,220	2,500
Additions to Property, Plant and Equipment	(17,273)	(15,358)
Acquisitions of Businesses and Contracts	(1,295)	(5,913)
Proceeds from Sale of Property, Plant and Equipment	2,689	1,275

Cash Used by Investing Activities	(23,292)	(40,354)

FINANCING ACTIVITIES:
Proceeds from Debt	429	2,037
Repayments on Debt	(450)	(2,265)
Dividends Paid	—	(2,274)
Excess Tax Benefits from Stock-Based Compensation	214	1,294
Issuance of Stock Under Stock Option Plans	1,238	4,780

Cash Provided by Financing Activities	1,431	3,572

Increase in Cash and Cash Equivalents	80,423	57,878
Cash and Cash Equivalents at Beginning of Period	129,534	176,257

Cash and Cash Equivalents at End of Period	$209,957	$234,135

The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.

The accompanying unaudited consolidated financial statements do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of operating results for the full year.

Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the Company’s RIMCO operations have been reclassified from the Sales and Lease Ownership segment to the RIMCO segment in Note 6 to the consolidated financial statements. Additionally, interest income has been reclassified from “Other” revenues and presented as a component of non-operating income and expenses in the consolidated statements of earnings for all periods presented.

Principles of Consolidation and Variable Interest Entities

The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the United Kingdom and operates 56 retail stores as of March 31, 2013. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.

Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at March 31, 2013 and December 31, 2012, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling 11.6 million British Pounds ($17.7 million) and 11.4 million British Pounds ($18.4 million) at March 31, 2013 and December 31, 2012, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the three months ended March 31, 2013 relates to accretion of the original discount on the notes with a face value of 10.0 million British pounds. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.

The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $17.7 million at March 31, 2013.

Accounting Policies and Estimates

See Note 1 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

Stock-Based Compensation

The results of operations for the three months ended March 31, 2013 and 2012 include $266,000 and $425,000, respectively, in compensation expense related to stock options. The results of operations for the three months ended March 31, 2013 and 2012 include $1.3 million and $596,000, respectively, in compensation expense related to restricted stock unit (“RSU”) awards and restricted stock awards (“RSA”).

For terms and conditions of the awards under the Company’s stock-based compensation plans, refer to Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Income Taxes

The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2009.

As of March 31, 2013 and December 31, 2012, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.0 million for both periods, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

Earnings Per Share

Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs and RSAs as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three months ended March 31 (shares in thousands):

	2013	2012

Weighted average shares outstanding	75,760	75,971
Effect of dilutive securities:
Stock options	545	876
RSUs	256	181
RSAs	13	4

Weighted average shares outstanding assuming dilution	76,574	77,032

Approximately 21,000 stock-based awards were excluded from the computation of earnings per share assuming dilution for the three months ended March 31, 2013 because the awards would have been anti-dilutive for the period. No stock options, RSUs or RSAs were anti-dilutive during the three months ended March 31, 2012. In addition, approximately 333,000 performance-based RSUs are not included in the computation of diluted EPS for the three months ended March 31, 2013 due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of March 31, 2013. Refer to Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Company’s restricted stock arrangements.

Lease Merchandise

All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $12.8 million and $11.0 million for the three months ended March 31, 2013 and 2012, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.

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

Investments

The Company maintains investments in various corporate debt securities, or bonds. The Company has the positive intent and ability to hold its investments in debt securities, which mature at various dates from 2013 to 2015. Accordingly, the Company classifies its investments in debt securities as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets.

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

Accounts Receivable

Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations. Accounts receivable, net of allowances, consists of the following:

(In Thousands)	March 31, 2013	December 31, 2012

Customers	$5,471	$7,840
Corporate	20,662	17,215
Franchisee	41,051	49,102

	$67,184	$74,157

Assets Held for Sale

Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria at March 31, 2013 and December 31, 2012. After adjustment to fair value, the $9.5 million and $11.1 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.

The Company recorded impairment charges of $2.1 million within operating expenses during the three months ended March 31, 2013, which related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion. No impairment charges were recorded during the three months ended March 31, 2012. The assets held for sale are included in the Other segment.

Deferred Compensation

The Company maintains the Aaron’s, Inc. Deferred Compensation Plan (the “Plan”) an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company elected to make restoration matching contributions on behalf of eligible employees to compensate such employees for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $10.6 million and $9.5 million as of March 31, 2013 and December 31, 2012, respectively. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these COLI contracts totaled $11.7 million and $10.4 million as of March 31, 2013 and December 31, 2012, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $37,000 and $78,000 in the three month periods ended March 31, 2013 and 2012, respectively. Total benefits of $274,000 and $41,000 were paid in the first three months of 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013 are as follows:

(In Thousands)	Foreign Currency	Total

Balance at January 1, 2013	$(69)	$(69)
Other comprehensive loss	(11)	(11)

Balance at March 31, 2013	$(80)	$(80)

There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 will require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2: ACQUISITIONS

The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the three months ended March 31:

(In Thousands, except for store data)	2013	2012
Number of stores acquired, net	1	4
Aggregate purchase price (primarily cash consideration)	$1,295	$5,913
Purchase price allocation:
Lease Merchandise	608	2,056
Property, Plant and Equipment	66	151
Other Current Assets and Current Liabilities	(15)	(4)
Identifiable Intangible Assets [1]:
Customer Relationships	82	394
Non-Compete Agreements	59	240
Acquired Franchise Development Rights	24	126
Goodwill[2]	471	2,950

[1]

The Company amortizes customer relationship intangible assets on a straight-line basis over a two-year estimated useful life. The Company amortizes non-compete intangible assets on a straight-line basis over a three-year estimated useful life. The Company amortizes acquired franchise development rights on a straight-line basis over the unexpired life of the franchisee’s ten year area development agreement.

[2]

Goodwill recognized from acquisitions primarily relates to the future strategic benefits expected to be realized upon integrating the businesses. All goodwill resulting from the Company’s 2013 and 2012 acquisitions is expected to be deductible for tax purposes. During the three months ended March 31, 2013, goodwill of approximately $471,000 was assigned to the Company’s Sales and Lease Ownership operating segment. During the three months ended March 31, 2012, goodwill of approximately $2.7 million and $216,000 was assigned to the Company’s Sales and Lease Ownership and HomeSmart operating segments, respectively.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the consolidated financial statements for the three months ended March 31, 2013 and 2012 was not significant. The purchase price allocations related to current year acquisitions are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2013.

NOTE 3: FAIR VALUE MEASUREMENT

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,639)	$—	$—	$(9,518)	$—

The Company maintains a deferred compensation plan that allows for certain management, highly compensated employees and non-employee directors to defer the receipt of base compensation, incentive pay compensation and director fees until a later date based on the terms of the plans. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability. Refer to Note 1 for additional information regarding the deferred compensation plan.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table summarizes assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,525	$—	$—	$11,104	$—

Assets held for sale represents real estate properties that consist mostly of parcels of land and commercial buildings. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value, and the adjustment is recorded in operating expenses. The Company estimated the fair values of these properties using the market values for similar properties.

Certain Financial Assets and Liabilities Not Measured at Fair Value

The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds [1]	$—	$74,278	$—	$—	$67,470	$—
Perfect Home Bonds [2]	—	—	17,671	—	—	18,449
Fixed-Rate Long Term Debt [3]	—	(128,076)	—	—	(127,261)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.
[2]

The Perfect Home bonds were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]

The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $125.0 million at March 31, 2013 and December 31, 2012.

Held-to-Maturity Securities

The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2013 through 2015, are recorded at amortized cost in the consolidated balance sheets. At March 31, 2013 and December 31, 2012, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value

March 31, 2013

Corporate Bonds	$74,239	$94	$(55)	$74,278
Perfect Home Bonds	17,671	—	—	17,671

Total	$91,910	$94	$(55)	$91,949

December 31, 2012
Corporate Bonds	$67,412	$99	$(41)	$67,470
Perfect Home Bonds	18,449	—	—	18,449

Total	$85,861	$99	$(41)	$85,919

The amortized cost and fair value of held-to-maturity bonds at March 31, 2013 by contractual maturity are as follows:

(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$47,120	$47,181
Due in years one through two	44,790	44,768

Total	$91,910	$91,949

Information pertaining to held-to-maturity bonds with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2013
Corporate Bonds	$30,327	$(55)	$—	$—	$30,327	$(55)
December 31, 2012
Corporate Bonds	$22,785	$(41)	$—	$—	$22,785	$(41)

The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of March 31, 2013, 18 of the 41 bonds are in an unrealized loss position and at December 31, 2012, 16 of the 38 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.

The Company has estimated that the carrying value of its Perfect Home bonds approximates fair value and, therefore, no impairment is considered to have occurred as of March 31, 2013. While no impairment was noted during the three months ended March 31, 2013, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home bonds that may result in the recognition of an impairment loss in future periods.

NOTE 4: INDEBTEDNESS

See Note 6 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

NOTE 5: COMMITMENTS AND CONTINGENCIES

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

Guarantees

The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2013, the maximum amount that the Company will be obligated to repay in the event franchisees defaulted was $111.7 million. The Company has recourse rights to the assets securing the debt obligations, which consist primarily of lease merchandise inventory and fixed assets. As a result, the Company has never incurred any, nor does management expect to incur, any significant losses under these guarantees. The Company has estimated the fair value of the franchise-related borrowings guarantee to approximate $2.2 million, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of March 31, 2013.

Legal Proceedings

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. While we do not presently believe that any of the legal proceedings to which we are currently a party will ultimately have a material adverse impact upon our business, financial position or results of operations, there can be no assurance that we will prevail in all the proceedings, or that we will not incur material losses from them. Some of the proceedings to which we are currently a party are described below.

We believe we have meritorious defenses to all of the claims described below, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.

At March 31, 2013, we estimated that the aggregate exposure to loss for all material pending legal proceedings for which a loss is probable, excluding an immaterial amount for which we have already accrued, is $4.7 million, although this belief is subject to the uncertainties and variables described above. At March 31, 2013, we estimate that the aggregate range of losses for all material pending legal proceedings for which a loss is reasonably possible, but less likely than probable, is from $695,000 to $10.6 million, although this belief is also subject to the uncertainties and variables described above. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. We continually monitor our litigation exposure, and review the adequacy of our legal reserves on a quarterly basis in accordance with applicable accounting rules.

Labor and Employment

In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-1969-WMA), on October 29, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). Plaintiffs seek to recover unpaid overtime compensation and other damages for a class almost exclusively comprised of former general managers, most of whom terminated employment with the Company more than a year ago. On October 4, 2012 the Court denied the Company’s motion for summary judgment, and on January 23, 2013, the Court denied the Company’s motion for class decertification. The current class includes 247 individuals. The parties continue to work on next steps for the conduct of the case.

The matter of Kurtis Jewell v. Aaron’s, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 28, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees’ time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover overtime compensation and other damages for all similarly situated employees nation-wide for the applicable time period. On September 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from October 27, 2008 to the present. The current class size is 1,788, which is less than seven percent of the potential class members. The parties are in the process of implementing an agreed upon discovery plan.

The matter of Parish Harrigan and Carlos Urzua v. Aaron’s, Inc. was filed in the Superior Court of the State of California, County of Sacramento on January 27, 2012 (Case No.: 34-2012-0117848). Plaintiffs alleged that they were subjected to jokes and name calling on the basis of their race and national origin. Plaintiffs further claimed that they were subject to retaliation after reporting the discrimination and harassment to the Company. The Company denied the underlying allegations, and the case was settled in early 2013.

Consumer

In Margaret Korrow, et al. v. Aaron’s, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company’s lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys’ fees. Discovery on this matter is closed. To date, no class has been certified and, on December 17, 2012, the Company moved to dismiss the class allegations from plaintiff’s complaint. We believe that briefing on the issue of class certification is now complete and the issue is properly before the Court for review.

Privacy and Related Matters

In Crystal and Brian Byrd v. Aaron’s, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron’s Franchisees and Designerware, LLC., filed on May 16, 2011 in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs allege that the Company and its franchisees knowingly violated plaintiffs’ privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act through its use of a software program called “PC Rental Agent.” Plaintiffs seek certification of a putative nationwide class. The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed a second amended complaint against the Company and its franchisee Aspen Way Enterprises, alleging, among other claims, invasion of privacy, interception of electronic communications in violation of the Federal Wiretap Act as amended by the Electronic Communications Privacy Act and vicarious liability claims. The plaintiffs are seeking damages in connection with the allegations of the amended complaint. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, which still remains pending. On February 27, 2013, plaintiffs filed a motion for leave of the court to file a third amended complaint against the Company. The proposed third amended complaint asserts the same claims against Aaron’s as the second amended complaint but also adds a request for injunction and names certain Aaron’s franchisees as defendants. The Company has opposed plaintiffs’ motion for leave to file a third amended complaint. The Company’s pending motion to dismiss the second amended complaint, as well as plaintiffs’ motion for leave to file the third amended complaint, is before the Court for review.

In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron’s, Inc., John Does (1-10), Aaron’s Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court (Case No. BC502304), plaintiffs assert claims against the Company and its franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California’s Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software and/or similar software and/or devices. The plaintiffs are seeking injunctive relief and damages in connection with the allegations of the complaint. Plaintiffs are also seeking certification of a putative California class. Plaintiffs are represented by the same counsel as in the above described Byrd litigation. On April 18, 2013, the Company timely removed this matter to federal court. The Company plans to file a motion to dismiss.

The Company has received inquiries from and is responding to government agencies, including the Federal Trade Commission, the Pennsylvania Attorney General and the California Attorney General, requesting information regarding use of PC Rental Agent by certain Aaron’s franchisees; another incident involving the theft of customer information from a franchisee; and the Company’s retail transactional, information security and privacy policies and practices.

Other Commitments

At March 31, 2013, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $15.8 million. At March 31, 2013, the Company had $2.7 million in non-cancelable commitments to purchase delivery vehicles.

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

See Note 8 to the consolidated financial statements in the 2012 Annual Report on Form 10-K for further information.

NOTE 6: SEGMENTS

As of March 31, 2013, the Company had five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. The Company has evaluated the characteristics of its operating segments and has determined that certain of its operating segments no longer meet the aggregation criteria in ASC 280, Segment Reporting. Accordingly, for all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment.

The Aaron’s Sales & Lease Ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division was established to offer electronics, residential furniture, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s RIMCO stores lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. The Company’s Franchise operation sells and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues.

	Three Months Ended March 31,
(In Thousands)	2013	2012

Revenues From External Customers:
Sales and Lease Ownership	$552,225	$553,635
HomeSmart	16,937	12,635
RIMCO	5,433	4,307
Franchise	18,200	17,505
Manufacturing	27,711	30,228
Other	2,304	2,584

Revenues of Reportable Segments	622,810	620,894
Elimination of Intersegment Revenues	(27,025)	(30,228)
Cash to Accrual Adjustments	(644)	(4,670)

Total Revenues from External Customers	$595,141	$585,996

Earnings Before Income Taxes:
Sales and Lease Ownership	$63,620	$104,276
HomeSmart	(209)	(1,655)
RIMCO	294	277
Franchise	14,509	14,166
Manufacturing	593	1,104
Other	(2,788)	1,426

Earnings Before Income Taxes for Reportable Segments	76,019	119,594
Elimination of Intersegment Profit	(604)	(1,104)
Cash to Accrual and Other Adjustments	5,627	(3,461)

Total Earnings Before Income Taxes	$81,042	$115,029

	March 31,	December 31,
(In Thousands)	2013	2012

Assets:
Sales and Lease Ownership	$1,444,990	$1,410,075
HomeSmart	55,789	58,347
RIMCO	12,184	11,737
Franchise	44,943	53,820
Manufacturing[1]	27,255	24,787
Other	276,665	254,163

Total Assets	$1,861,826	$1,812,929

[1]

Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $17.7 million and $14.1 million as of March 31, 2013 and December 31, 2012, respectively.

Earnings before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership, RIMCO and HomeSmart segments are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 5% in 2013 and 2012.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

•

The capitalization and amortization of manufacturing variances are recorded on the consolidated financial statements as part of Cash to Accrual and Other Adjustments and are not allocated to the segment that holds the related lease merchandise.

•

Advertising expense in the Sales and Lease Ownership, HomeSmart and RIMCO segments is estimated at the beginning of each year and then allocated to the division ratably over time for management reporting purposes. For financial reporting purposes, advertising expense is recognized when the related advertising activities occur. The difference between these two methods is reflected as part of Cash to Accrual and Other Adjustments.

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

Revenues in the “Other” category are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. Earnings before income taxes above for the Sales and Lease Ownership segment includes $35.5 million related to the reversal of a lawsuit accrual during the three months ended March 31, 2012.

NOTE 7: RELATED PARTY TRANSACTIONS

The Company leases certain properties under capital leases from related parties that are described in Note 13 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

NOTE 8: SUBSEQUENT EVENTS

On April 25, 2013, the Company announced the retirement of its Chief Operating Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with general economic conditions, our growth strategy, competition, trends in corporate spending, our franchise program, litigation, customer privacy, information security, customer demand, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and in our other public filings.

The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2013 and 2012, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.876 billion in 2010 to $2.223 billion in 2012, representing a compound annual growth rate of 8.9%. Total revenues from operations for the three months ended March 31, 2013 were $595.1 million, an increase of $9.1 million, or 1.6%, over the comparable period in 2012.

The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We spend on average approximately $700,000 to $800,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operation. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues per store, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations.

We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and the current tightening of consumer credit have created a market opportunity for the industry. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for industry growth. We believe that the segment of the population targeted by the industry comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.

We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $66.7 million of revenues in 2012, up from $59.1 million in 2010, representing a compound annual growth rate of 6.2%. Total revenues from franchise royalties and fees for the three months ended March 31, 2013 were $18.2 million, an increase of $695,000, or 4%, over the comparable period in 2012.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. For the three months ended March 31, 2013, we calculated this amount by comparing revenues for the three months ended March 31, 2013 to revenues for the comparable period in 2012 for all stores open for the entire 15-month period ended March 31, 2013, excluding stores that received lease agreements from other acquired, closed, or merged stores.

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

Operating Expenses. Operating expenses include personnel costs, selling costs, occupancy costs and delivery, among other expenses.

Lawsuit Income. Lawsuit income results from reductions in previously accrued reserves.

Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.

Critical Accounting Policies

Refer to the 2012 Annual Report on Form 10-K.

Results of Operations

Results of Operations – Three months ended March 31, 2013 and 2012

	Three Months Ended		Change
(In Thousands)	March 31, 2013	March 31, 2012	$	%

REVENUES:
Lease Revenues and Fees	$468,104	$435,106	$32,998	7.6%
Retail Sales	14,419	13,748	671	4.9
Non-Retail Sales	90,955	115,563	(24,608)	(21.3)
Franchise Royalties and Fees	18,200	17,505	695	4.0
Other	3,463	4,074	(611)	(15.0)

	595,141	585,996	9,145	1.6

COSTS AND EXPENSES:
Retail Cost of Sales	8,354	7,724	630	8.2
Non-Retail Cost of Sales	82,829	104,882	(22,053)	(21.0)
Operating Expenses	253,954	234,910	19,044	8.1
Lawsuit Income	—	(35,500)	35,500	100.0
Depreciation of Lease Merchandise	168,203	158,161	10,042	6.3

	513,340	470,177	43,163	9.2

OPERATING PROFIT	81,801	115,819	(34,018)	(29.4)
Interest Income	752	880	(128)	(14.5)
Interest Expense	(1,511)	(1,670)	159	9.5

EARNINGS BEFORE INCOME TAXES	81,042	115,029	(33,987)	(29.5)
INCOME TAXES	30,042	43,803	(13,761)	(31.4)

NET EARNINGS	$51,000	$71,226	$(20,226)	(28.4)%

As of March 31, 2013, the Company has five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment. The Company’s Sales and Lease Ownership, HomeSmart, RIMCO and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only material changes within these four segments are discussed. The production of the Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.

Revenues

Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2013	2012	$	%

REVENUES:
Sales and Lease Ownership [1]	$552,225	$553,635	$(1,410)	(0.3)%
HomeSmart [1]	16,937	12,635	4,302	34.0
RIMCO [1]	5,433	4,307	1,126	26.1
Franchise [2]	18,200	17,505	695	4.0
Manufacturing	27,711	30,228	(2,517)	(8.3)
Other	2,304	2,584	(280)	(10.8)

Revenues of Reportable Segments	622,810	620,894	1,916	0.3
Elimination of Intersegment Revenues	(27,025)	(30,228)	3,203	10.6
Cash to Accrual Adjustments	(644)	(4,670)	4,026	86.2

Total Revenues from External Customers	$595,141	$585,996	$9,145	1.6%

[1]	Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2]	Segment revenue consists of franchise royalties and fees.

Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased due to a 22.2% decrease in non-retail sales, partially offset by a 5.8% increase in lease revenues and fees. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 77 Company-operated stores since March 31, 2012 and a 2.8% increase in same store revenues. Non-retail sales decreased due to less demand for products by franchisees.

HomeSmart. HomeSmart segment revenues increased $4.3 million to $16.9 million primarily due to a 31.4% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to the net addition of four Company-operated HomeSmart stores since March 31, 2012 and a 23.4% increase in same store revenues.

RIMCO. RIMCO segment revenues increased due to a $1.1 million increase in lease revenues and fees, primarily attributable to the addition of four Company-operated stores since March 31, 2012.

Franchise. Franchise segment revenues increased due to a $651,000, or 4.3%, increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 39 franchised stores since March 31, 2012 and a 2.6% increase in same store revenues of existing franchised stores.

Other. Revenues in the “Other” segment are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.

Cost and Expenses

Retail cost of sales. Retail cost of sales increased $630,000, or 8.2%, to $8.4 million in 2013, from $7.7 million for the comparable period in 2012, and as a percentage of retail sales, increased to 57.9% from 56.2% due to a change in the mix of products.

Non-retail cost of sales. Non-retail cost of sales decreased 21% to $82.8 million in 2013 from $104.9 million for the comparable period in 2012, and as a percentage of non-retail sales, increased to 91.1% in 2013 from 90.8% in 2012.

Operating expenses. Operating expenses increased $19.0 million to $254.0 million in 2013, from $234.9 million for the comparable period in 2012, an 8.1% increase. As a percentage of total revenues, operating expenses increased to 42.7% in 2013 from 40.1% in 2012, due in part to charges of $2.1 million recorded during the three months ended March 31, 2013 related to the impairment of various land outparcels and buildings, as well as a $1.9 million charge to operating expenses as a result of changes in foreign currency exchange rates.

Lawsuit income. Litigation income decreased $35.5 million due to the reversal of an accrual in the first quarter of 2012 related to the settlement of a lawsuit.

Depreciation of lease merchandise. Depreciation of lease merchandise increased $10.0 million to $168.2 million in 2013 from $158.2 million during the comparable period in 2012, or 6.3%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2013 and 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased slightly to 35.9% from 36.3% in the prior year.

Operating Profit

Interest income. Interest income decreased to $752,000 in 2013 compared with $880,000 for the comparable period in 2012. The decrease in interest income is due to lower average investment balances during the three months ended March 31, 2013 as compared to the same period last year.

Interest expense. Interest expense decreased to $1.5 million in 2013 compared with $1.7 million in 2012. The decrease in interest expense was due to lower average debt levels during the first quarter of 2013 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s 5.03% senior unsecured notes issued in July 2005 and due July 2012.

Income Tax Expense

Income tax expense decreased $13.8 million to $30.0 million in 2013, compared with $43.8 million in 2012, representing a 31.4% decrease. The effective tax rate was 37.1% for the first quarter 2013 and 38.1% for the first quarter 2012. The effective tax rate decreased 1.0 percentage point primarily as a result of additional Work Opportunity Tax Credits related to the American Taxpayer Relief Act of 2012 enacted on January 3, 2013.

Net Earnings

Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
			2013 vs. 2012
(In Thousands)	2013	2012	$	%

EARNINGS BEFORE INCOME TAXES:
Sales and Lease Ownership	$63,620	$104,276	$(40,656)	(39.0)%
HomeSmart	(209)	(1,655)	1,446	87.4
RIMCO	294	277	17	6.1
Franchise	14,509	14,166	343	2.4
Manufacturing	593	1,104	(511)	(46.3)
Other	(2,788)	1,426	(4,214)	(295.5)

Earnings Before Income Taxes for Reportable Segments	76,019	119,594	(43,575)	(36.4)
Elimination of Intersegment Profit	(604)	(1,104)	500	45.3
Cash to Accrual and Other Adjustments	5,627	(3,461)	9,088	262.6

Total	$81,042	$115,029	$(33,987)	(29.5)%

Earnings before income taxes decreased $34.0 million, or 29.5%, primarily due to a $40.7 million, or 39.0%, decrease in the Sales and Lease Ownership segment, which includes the impact of the reversal of the lawsuit accrual of $35.5 million in 2012.

Net earnings decreased $20.2 million to $51.0 million in 2013 compared with $71.2 million in 2012, representing a 28.4% decrease. As a percentage of total revenues, net earnings were 8.6% and 12.2% in 2013 and 2012, respectively. Additionally, net earnings for 2012 included the recognition of pre-tax income of $35.5 million related to the settlement of the lawsuit.

Balance Sheet

Cash and Cash Equivalents. The Company’s cash balance increased to $210.0 million at March 31, 2013 from $129.5 million at December 31, 2012. For additional information related to the $80.4 million increase in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.

Investments. Our investment balance increased to $91.9 million at March 31, 2013 from $85.9 million at December 31, 2012. The $6.0 million increase was primarily a result of purchases of investments, partially offset by scheduled maturities and calls of investments, in the first three months of 2013.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $27.7 million to $49.7 million at March 31, 2013 from $77.4 million at December 31, 2012, primarily as a result of the usage of an income tax receivable of $25 million that existed as of December 31, 2012.

Liquidity and Capital Resources

General

Cash flows from operating activities for the three months ended March 31, 2013 and 2012 were $102.3 million and $94.7 million, respectively. The $7.6 million increase in cash flows from operating activities in 2013 is due, primarily to a $41.7 million reduction in accrued litigation expense during the first quarter of 2012 resulting from the settlement of a lawsuit, partially offset by an $18.2 million reduction in current income taxes payable, net of income tax receivable, and other miscellaneous working capital requirements. The fluctuation in the timing of tax payments was principally due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which allowed for a deduction of 50% of the cost of qualified property placed in service during 2012, a reduction from the 100% deduction allowed for during 2011.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $608,000, and $2.1 million related to sales and lease ownership stores during the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, we did not have any amounts outstanding under our revolving credit agreement. Our revolving credit facility was amended on December 13, 2012 and extended the maturity date until December 13, 2017. The amendment to the Company’s revolving credit agreement is discussed in further detail in Note 6 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our revolving credit agreement, senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1; “EBITDA”, in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at March 31, 2013 and believe that we will continue to be in compliance in the future.

We purchase our stock in the market from time to time as authorized by our board of directors. We had no purchases of Common Stock during the first quarter of 2013, and as of March 31, 2013, we have the authority to purchase 4,044,655 additional shares.

We have a consistent history of paying dividends, having paid dividends for 26 consecutive years. A $.015 per share dividend on Common Stock was paid in January 2012, April 2012, July 2012, and October 2012 for a total cash outlay of $4.6 million. In November 2012, our board of directors increased the dividend 13.3% for the fourth quarter of 2012 to $.017 per share and the dividend of $1.3 million was paid to holders of Common Stock in December 2012. A $0.17 per share dividend on Common Stock was paid in April 2013. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.

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

Commitments

Income Taxes. During the three months ended March 31, 2013, we made $1.5 million in state income tax payments. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $85 million.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. This act also allowed for a deduction of 50% of the cost of qualified property placed in service during 2012. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow benefited from having a lower cash tax obligation which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2012 and prior periods. We estimate that at December 31, 2012, the remaining tax deferral associated with the acts described above is approximately $180.0 million, of which approximately 70% will reverse in 2013 and most of the remainder will reverse in 2014 and 2015.

Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2013 are shown in the table below under “Contractual Obligations and Commitments.”

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

Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks. On December 13, 2012, we entered into a fifth amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and we entered into a fourth amendment as of May 16, 2012. The amendments to the franchise loan facility extended the maturity date until December 12, 2013, increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $35.0 million to Cdn $50.0 million, included a revolving loan option for Canadian borrowers, included HomeSmart franchisees in the United States as authorized borrowers under the facility and conformed the covenants to those contained in the Company’s revolving credit agreement, which is discussed in further detail in Note 6 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2012. We remain subject to financial covenants under the franchise loan facility.

At March 31, 2013, the portion that we might be obligated to repay in the event franchisees defaulted was $111.7 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchisee loan and guaranty program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. We have no long-term commitments to purchase merchandise. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of March 31, 2013:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years

Debt, Excluding Capital Leases	$128,250	$—	$53,250	$50,000	$25,000
Capital Leases	13,258	1,869	4,208	3,783	3,398
Interest Obligations	26,049	5,449	10,269	9,839	492
Operating Leases	534,990	109,127	170,169	99,120	156,574
Purchase Obligations	18,588	15,620	2,762	206	—
Retirement Obligations	7,852	1,727	3,455	2,612	58

Total Contractual Cash Obligations	$728,987	$133,792	$244,113	$165,560	$185,522

The following table shows the approximate amounts of our commercial commitments as of March 31, 2013:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years		Period 3-5 Years		Period Over 5 Years
Guaranteed Borrowings of Franchisees	$111,675	$111,675	$	—	$	—	$	—

Purchase obligations are primarily related to certain advertising and marketing programs. We do not have significant agreements for the purchase of lease merchandise or other goods that specify minimum quantities or set prices that exceed our expected requirements for three months.

Retirement obligations represent future payments associated with the retirement of the Company’s founder and Chairman of the Board in 2012.

Deferred income tax liabilities as of March 31, 2013 were $261.3 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

Market Risk

We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2013, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2013, a hypothetical 1.0% increase or decrease in interest rates would not be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.

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

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 5 to these consolidated financial statements for a discussion of the legal proceedings.

ITEM 1A. RISK FACTORS

The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of Common Stock during the first quarter of 2013. As of March 31, 2013, 4,044,655 Common Stock shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Earnings for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – May 3, 2013	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – May 3, 2013		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller