Form 10-Q
period 2013-06-30
AARON'S INC
filed 2013-08-02
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
 ________________________________
 AARON’S, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

309 E. Paces Ferry Road, N.E. Atlanta, Georgia	30305-2377
(Address of principal executive offices)	(Zip Code)
(404) 231-0011
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________

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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 30, 2013
Common Stock, $.50 Par Value	75,985,522

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2013	December 31, 2012
ASSETS:
Cash and Cash Equivalents	$210,665	$129,534
Investments	93,409	85,861
Accounts Receivable (net of allowances of $6,628 in 2013 and $6,001 in 2012)	58,473	74,157
Lease Merchandise (net of accumulated depreciation of $587,237 in 2013 and $575,527 in 2012)	965,909	964,067
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $186,213 in 2013 and $173,915 in 2012)	231,678	230,598
Goodwill	235,048	234,195
Other Intangibles, Net	4,328	6,026
Prepaid Expenses and Other Assets	68,450	77,387
Assets Held For Sale	7,252	11,104
Total Assets	$1,875,212	$1,812,929
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$223,973	$225,532
Deferred Income Taxes Payable	254,510	263,721
Customer Deposits and Advance Payments	39,853	46,022
Debt	141,348	141,528
Total Liabilities	659,684	676,803
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at June 30, 2013 and December 31, 2012; Shares Issued: 90,752,123 at June 30, 2013 and December 31, 2012	45,376	45,376
Additional Paid-in Capital	221,902	220,362
Retained Earnings	1,161,308	1,087,032
Accumulated Other Comprehensive Loss	(86)	(69)
	1,428,500	1,352,701
Less: Treasury Shares at Cost
Common Stock, 14,781,707 Shares at June 30, 2013 and 15,031,741 Shares at December 31, 2012	(212,972)	(216,575)
Total Shareholders’ Equity	1,215,528	1,136,126
Total Liabilities & Shareholders’ Equity	$1,875,212	$1,812,929
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012
REVENUES:
Lease Revenues and Fees	$436,688	$414,968	$904,792	$850,074
Retail Sales	8,884	8,459	23,303	22,207
Non-Retail Sales	86,785	96,376	177,740	211,939
Franchise Royalties and Fees	16,834	16,142	35,034	33,647
Other	2,873	2,674	6,336	6,748
	552,064	538,619	1,147,205	1,124,615
COSTS AND EXPENSES:
Retail Cost of Sales	5,307	4,700	13,661	12,424
Non-Retail Cost of Sales	79,369	88,580	162,198	193,462
Operating Expenses	251,924	237,573	505,878	472,483
Legal and Regulatory Expense/(Income)	15,000	—	15,000	(35,500)
Retirement and Vacation Charges	4,917	—	4,917	—
Depreciation of Lease Merchandise	154,422	148,406	322,625	306,567
	510,939	479,259	1,024,279	949,436
OPERATING PROFIT	41,125	59,360	122,926	175,179
Interest Income	770	896	1,522	1,776
Interest Expense	(1,508)	(1,666)	(3,019)	(3,336)
EARNINGS BEFORE INCOME TAXES	40,387	58,590	121,429	173,619
INCOME TAXES	14,533	22,346	44,575	66,149
NET EARNINGS	$25,854	$36,244	$76,854	$107,470
EARNINGS PER SHARE
Basic	$.34	$.48	$1.01	$1.42
Assuming Dilution	$.34	$.47	$1.00	$1.40
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.015	$.034	$.030
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,901	75,927	75,831	75,949
Assuming Dilution	76,589	76,979	76,579	77,006
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net Earnings	$25,854	$36,244	$76,854	$107,470
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(6)	(921)	(17)	(365)
Total Other Comprehensive Loss	(6)	(921)	(17)	(365)
Comprehensive Income	$25,848	$35,323	$76,837	$107,105
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2013	2012
OPERATING ACTIVITIES:
Net Earnings	$76,854	$107,470
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	322,625	306,567
Other Depreciation and Amortization	28,351	26,350
Bad Debt Expense	15,703	13,384
Stock-Based Compensation	937	2,231
Loss on Sale of Property, Plant and Equipment and Assets Held for Sale	386	289
Change in Deferred Income Taxes	(9,211)	(18,229)
Excess Tax Benefits from Stock-Based Compensation	(956)	(1,521)
Other Changes, Net	5,516	909
Changes in Operating Assets and Liabilities, Net of Effects Of Acquisitions and Dispositions:
Additions to Lease Merchandise	(524,107)	(570,032)
Book Value of Lease Merchandise Sold or Disposed	200,835	230,405
Accounts Receivable	(1)	4,565
Prepaid Expenses and Other Assets	(7,052)	(9,327)
Income Tax Receivable	15,530	2,615
Accounts Payable and Accrued Expenses	(17,877)	(9,025)
Accrued Legal and Regulatory Expense	15,000	(41,720)
Customer Deposits and Advance Payments	(6,224)	1,801
Cash Provided by Operating Activities	116,309	46,732
INVESTING ACTIVITIES:
Purchases of Investments	(31,308)	(71,464)
Proceeds from Maturities and Calls of Investments	22,230	12,000
Additions to Property, Plant and Equipment	(29,854)	(27,786)
Acquisitions of Businesses and Contracts	(2,378)	(23,130)
Proceeds from Sale of Property, Plant and Equipment	4,149	1,991
Cash Used in Investing Activities	(37,161)	(108,389)
FINANCING ACTIVITIES:
Proceeds from Debt	—	2,546
Repayments on Debt	(934)	(2,630)
Dividends Paid	(1,289)	(2,273)
Acquisition of Treasury Stock	—	(9,536)
Excess Tax Benefits from Stock-Based Compensation	956	1,521
Issuance of Stock Under Stock Option Plans	3,250	5,384
Cash Provided by (Used in) Financing Activities	1,983	(4,988)
Increase (Decrease) in Cash and Cash Equivalents	81,131	(66,645)
Cash and Cash Equivalents at Beginning of Period	129,534	176,257
Cash and Cash Equivalents at End of Period	$210,665	$109,612
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer primarily engaged in the business of leasing and selling consumer electronics, computers, residential furniture, appliances and household accessories throughout the United States and Canada. The Company’s major operating divisions are the Sales & Lease Ownership division (established as a monthly payment concept), the HomeSmart division (established as a weekly payment concept) and the Woodhaven Furniture Industries division, which manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The Company’s Sales & Lease Ownership division includes the Company’s RIMCO stores, which lease automobile wheels, tires and rims under sales and lease ownership agreements.
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
The accompanying unaudited consolidated financial statements do not include all information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. We suggest you read these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the full year.
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
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the United Kingdom and operated 60 retail stores as of June 30, 2013. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British Pounds.
Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at June 30, 2013 and December 31, 2012, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling £11.9 million ($18.1 million) and £11.4 million ($18.4 million) at June 30, 2013 and December 31, 2012, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the six months ended June 30, 2013 relates to accretion of the original discount on the notes with a face value of £10 million. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $18.1 million at June 30, 2013.
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
As of June 30, 2013 and December 31, 2012, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.0 million for both periods, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three and six months ended June 30 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding	75,901	75,927	75,831	75,949
Effect of dilutive securities:
Stock options	471	843	506	859
RSUs	202	204	229	193
RSAs	15	5	13	5
Weighted average shares outstanding assuming dilution	76,589	76,979	76,579	77,006
For all periods presented, no stock options, RSUs or RSAs were anti-dilutive. In addition, approximately 233,000 and 283,000 performance-based RSUs are not included in the computation of diluted EPS for the three and six months ended June 30, 2013, respectively, due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of June 30, 2013. Refer to Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding the Company’s restricted stock arrangements.

Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $11.8 million and $12.5 million for the three months ended June 30, 2013 and 2012, respectively, and $24.6 million and $23.5 million for the six months ended June 30, 2013 and 2012, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying consolidated statements of earnings.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations. Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2013	December 31, 2012
Customers	$8,297	$7,840
Corporate	17,769	17,215
Franchisee	32,407	49,102
	$58,473	$74,157
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria at June 30, 2013 and December 31, 2012. After adjustment to fair value, the $7.3 million and $11.1 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
During the three and six months ended June 30, 2013, the Company recorded impairment charges of $1.0 million and $3.1 million, respectively, within operating expenses. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion. During the three and six months ended June 30, 2012, the Company recorded a $600,000 impairment charge related to assets held for sale included in the Other segment.

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
Compensation deferred under the Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $10.9 million and $9.5 million as of June 30, 2013 and December 31, 2012, respectively. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these insurance contracts totaled $11.8 million and $10.4 million as of June 30, 2013 and December 31, 2012, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

During the three month periods ended June 30, 2013 and 2012, deferred compensation expense charged to operations for the Company’s matching contributions totaled $36,000 and $84,000, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $73,000 and $162,000 in the six months periods ended June 30, 2013 and 2012, respectively. Total benefits of $470,000 and $565,000 were paid in the first six months of 2013 and 2012, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2013	$(69)	$(69)
Other comprehensive loss	(17)	(17)
Balance at June 30, 2013	$(86)	$(86)
There were no reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2.	ACQUISITIONS
The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the six months ended June 30:

(In Thousands, except for store data)	2013	2012
Number of stores acquired, net	3	16
Aggregate purchase price (primarily cash consideration)	$2,378	$23,130
Purchase price allocation:
Lease Merchandise	1,195	8,688
Property, Plant and Equipment	78	579
Other Current Assets and Current Liabilities	(35)	(4)
Identifiable Intangible Assets[1]
Customer Relationships	130	1,255
Non-Compete Agreements	111	881
Acquired Franchise Development Rights	66	578
Goodwill[2]	833	11,153

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

[2]
Goodwill recognized from acquisitions primarily relates to the future strategic benefits expected to be realized upon integrating the businesses. All goodwill resulting from the Company’s 2013 and 2012 acquisitions is expected to be deductible for tax purposes. During the six months ended June 30, 2013, goodwill of approximately $833,000 was assigned to the Company’s Sales and Lease Ownership operating segment. During the six months ended June 30, 2012, goodwill of approximately $10.6 million and $476,000 was assigned to the Company’s Sales and Lease Ownership and HomeSmart operating segments, respectively.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the consolidated financial statements for the six months ended June 30, 2013 and 2012 was not significant. The purchase price allocations related to current year acquisitions are tentative and preliminary; the Company anticipates finalizing them prior to December 31, 2013.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,917)	$—	$—	$(9,518)	$—
The Company maintains a deferred compensation plan as described in Note 1 to these consolidated financial statements. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	7,252	$—	$—	11,104	$—
Assets held for sale represents real estate properties that consist mostly of parcels of land and commercial buildings. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in operating expenses. The Company estimated the fair values of these properties using the market values for similar properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds[1]	$—	$75,161	$—	$—	$67,470	$—
Perfect Home Notes[2]	—	—	18,115	—	—	18,449
Fixed-Rate Long Term Debt[3]	—	(131,245)	—	—	(127,261)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.

[2]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]
The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $125 million at June 30, 2013 and December 31, 2012.

Held-to-Maturity Securities
The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2013 through 2015, are recorded at amortized cost in the consolidated balance sheets. At June 30, 2013 and December 31, 2012, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2013
Corporate Bonds	$75,294	$49	$(182)	$75,161
Perfect Home Notes	18,115	—	—	18,115
Total	$93,409	$49	$(182)	$93,276
December 31, 2012
Corporate Bonds	$67,412	$99	$(41)	$67,470
Perfect Home Notes	18,449	—	—	18,449
Total	$85,861	$99	$(41)	$85,919
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity at June 30, 2013 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$43,793	$43,831
Due in years one through two	49,616	49,445
Total	$93,409	$93,276

Information pertaining to held-to-maturity debt securities with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013
Corporate Bonds	$40,636	$(182)	$—	$—	$40,636	$(182)
December 31, 2012
Corporate Bonds	$22,785	$(41)	$—	$—	$22,785	$(41)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of June 30, 2013, 24 of the 41 bonds are in an unrealized loss position and at December 31, 2012, 16 of the 38 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of June 30, 2013. While no impairment was noted during the six months ended June 30, 2013, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

NOTE 4.	INDEBTEDNESS
See Note 6 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
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
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2013, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $107.5 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise inventory and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The Company has estimated the fair value of the franchise-related borrowings guarantee to approximate $2.7 million, which is included in accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2013.

Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which we are currently a party are described below. We believe we have meritorious defenses to all of the claims described below, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.
The Company establishes an accrued liability for legal and regulatory proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. We continually monitor our litigation and regulatory exposure, and review the adequacy of our legal and regulatory reserves on a quarterly basis in accordance with applicable accounting rules. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
At June 30, 2013, the Company had accrued $18.0 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $45.9 million. Finally, at June 30, 2013, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable, is from $665,000 to $10.6 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. Our estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010, and it now includes 227 individuals, nearly all of whom terminated from the general manager position more than two years ago. Plaintiffs seek to recover unpaid overtime compensation and other damages. On October 4, 2012, the Court denied the Company's motion for summary judgment as to the claims of Kunstmann, the named plaintiff.  On January 23, 2013, the Court denied the Company's motion to decertify the class. The Company has since filed two additional motions for summary judgment, including one that seeks summary judgment in the entirety on all class members' claims, or alternatively on matters that will reduce the size of the class or exposure arising from the class claims. Briefing on these motions began in July 2013.
The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Atlanta Division) (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from June 28, 2009 to the present. The class size is approximately 1,788 opt-in plaintiffs, which is less than seven percent of the potential class members. The parties are engaging in discovery.  Discovery is expected to continue until April 2014.
In Sowell, et al. v. Aaron's, Inc., United States District Court for the Northern District of Georgia (Civil No.:1:12-cv-03867-CAP-ECS), two former Company associates filed separate lawsuits on November 5, 2012; Elizabeth Cook filed in Fulton County Georgia State Court and Brittany Sowell filed in the U.S. District Court for the Northern District of Georgia.  Plaintiff Sowell then filed a First Amended Complaint in the U.S. District Court of the Northern District of Georgia on November 28, 2012. Thereafter, Plaintiff Sowell filed a Second Amended Complaint on December 21, 2012, which included Cook's claims and consolidated the cases. Plaintiffs assert numerous common law tort claims, including assault, battery, intentional infliction of emotional distress, and negligent hiring and retention, and federal employment law claims, including sex discrimination and harassment and retaliation, against the Company. Specifically, plaintiffs allege that their manager and manager's supervisor made repeated sexual, racial, and sexual orientation-based comments, engaged in inappropriate touchings, and threatened them with violence if plaintiffs reported these acts to management. Plaintiffs further allege that they complained to management; that the Company failed to act; and that the Company's hiring processes were deficient. Plaintiffs seek compensatory and punitive damages and attorneys' fees. The case is currently in the discovery phase with discovery set to close in October 2013.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. The Company is currently evaluating its next step.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act and sought certification of a putative nationwide class.  Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed a second amended complaint against the Company and its franchisee Aspen Way, asserting claims for violation of the Electronic Communications Privacy Act and common law invasion of privacy by intrusion upon seclusion. Plaintiffs also asserted certain vicarious liability claims against the Company based on Aspen Way's alleged conduct. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, and on February 27, 2013, plaintiffs filed a motion for leave of the Court to file a third amended complaint against the Company.  On May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the same claims against the Company as the second amended complaint but also adds a request for injunction and names additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company has moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' second amended complaint. That motion remains pending. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response is due on August 2, 2013. A hearing on plaintiffs' motion for class certification is tentatively set for September 2013. Plaintiffs seek monetary damages as well as injunctive relief.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court (Case No. BC502304), plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages in connection with the allegations of the complaint. Plaintiffs are also seeking certification of a putative California class. Plaintiffs are represented by the same counsel as in the above described Byrd litigation. In April 2013, the Company timely removed this matter to federal Court. On May 8, 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending.
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress.  Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd Litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. All three motions remain pending.
Regulatory Investigations

Federal Trade Commission Investigation. There is a pending, active investigation by the Federal Trade Commission relating to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, as noted above in the Privacy and Related Matters section, and the Company's alleged responsibility for that use. The Company is continuing to cooperate in this investigation and anticipates achieving a comprehensive resolution that would resolve this investigation without active litigation.

California Attorney General Investigation. The California Attorney General has been investigating the Company's retail transactional practices, including various leasing and marketing practices, information security and privacy policies and practices related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees. The Company has been cooperating with the investigation, including producing documents for the Attorney General's office and engaging in discussions about a possible resolution of this matter. While the outcome of the investigation is inherently uncertain, the Company currently anticipates achieving a comprehensive resolution without litigation.

Pennsylvania Attorney General Investigation. There is a pending, active investigation by the Pennsylvania Attorney General relating to the Company's privacy practices in Pennsylvania. The privacy issues are related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, and the Company's alleged responsibility for that use. The Company is continuing to cooperate in the investigation.

Other Commitments
At June 30, 2013, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $12.7 million. At June 30, 2013, the Company had $658,000 in non-cancelable commitments to purchase delivery vehicles.
The Company is a party to various claims and legal and regulatory proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, analyzes litigation information with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
See Note 8 to the consolidated financial statements in the 2012 Annual Report on Form 10-K for further information.

NOTE 6.	SEGMENTS
As of June 30, 2013, the Company had five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. The Company has evaluated the characteristics of its operating segments and has determined that certain of its operating segments no longer meet the aggregation criteria in ASC 280, Segment Reporting. Accordingly, for all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment.
The Aaron’s Sales & Lease Ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division was established to offer electronics, residential furniture, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s RIMCO stores lease automobile tires, wheels and rims to customers under sales and lease ownership agreements. The Company’s Franchise operation sells and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Revenues From External Customers:
Sales and Lease Ownership	$506,221	$499,919	$1,059,972	$1,054,376
HomeSmart	15,588	13,461	32,525	26,280
RIMCO	4,960	3,996	10,393	8,303
Franchise	16,834	16,142	35,034	33,647
Manufacturing	27,410	21,866	55,121	52,094
Other	454	677	1,232	2,343
Revenues of Reportable Segments	571,467	556,061	1,194,277	1,177,043
Elimination of Intersegment Revenues	(26,729)	(21,866)	(53,754)	(52,094)
Cash to Accrual Adjustments	7,326	4,424	6,682	(334)
Total Revenues from External Customers	$552,064	$538,619	$1,147,205	$1,124,615
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$47,449	$48,219	$111,274	$151,110
HomeSmart	(779)	(1,594)	(988)	(2,958)
RIMCO	(91)	149	203	426
Franchise	13,248	12,554	27,757	26,720
Manufacturing	(548)	(578)	45	526
Other	(27,955)	(4,033)	(30,948)	(2,427)
Earnings Before Income Taxes for Reportable Segments	31,324	54,717	107,343	173,397
Elimination of Intersegment Profit (Loss)	554	578	(50)	(526)
Cash to Accrual and Other Adjustments	8,509	3,295	14,136	748
Total Earnings Before Income Taxes	$40,387	$58,590	$121,429	$173,619

(In Thousands)	June 30, 2013	December 31, 2012
Assets:
Sales and Lease Ownership	$1,482,750	$1,410,075
HomeSmart	53,175	58,347
RIMCO	13,047	11,737
Franchise	36,584	53,820
Manufacturing[1]	31,367	24,787
Other	258,289	254,163
Total Assets	$1,875,212	$1,812,929

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $16.8 million and $14.1 million as of June 30, 2013 and December 31, 2012, respectively.

Earnings (loss) before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

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
Revenues in the “Other” category are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. For the three and six months ended June 30, 2013, the pre-tax losses of the "Other" category include $15.0 million related to an additional accrual for loss contingencies for pending legal and regulatory contingencies and $4.9 million related to retirement expenses and a change in vacation policies. Earnings before income taxes above for the Sales and Lease Ownership segment includes $35.5 million related to the reversal of a lawsuit accrual during the six months ended June 30, 2012.

NOTE 7.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Note 13 to the consolidated financial statements in the 2012 Annual Report on Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with general economic conditions, our growth strategy, competition, trends in corporate spending, our franchise program, legal and regulatory proceedings, customer privacy, information security, customer demand, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and in our other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
Aaron’s, Inc. (“Aaron’s”) is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Aaron's has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.876 billion in 2010 to $2.223 billion in 2012, representing a compound annual growth rate of 8.9%. Total revenues from operations for the three months ended June 30, 2013 were $552.1 million, an increase of $13.4 million, or 2.5%, over the comparable period in 2012. Total revenues from operations for the six months ended June 30, 2013 were $1.147 billion, an increase of $22.6 million, or 2.0%, over the comparable period in 2012.
The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We spend on average approximately $700,000 to $800,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operations. Our comparable stores open more than three years normally achieve approximately $1.4 million in revenues per store, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations.
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
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $66.7 million of revenues in 2012, up from $59.1 million in 2010, representing a compound annual growth rate of 6.2%. Total revenues from franchise royalties and fees for the three months ended June 30, 2013 were $16.8 million, an increase of $692,000, or 4.3%, over the comparable period in 2012. Total revenues from franchise royalties and fees for the six months ended June 30, 2013 were $35.0 million, an increase of $1.4 million, or 4.1%, over the comparable period in 2012.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator. For the three months ended June 30, 2013, we calculated this amount by comparing revenues for the three months ended June 30, 2013 to revenues for the comparable period in 2012 for all stores open for the entire 15-month period ended June 30, 2013, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the six months ended June 30, 2013, we calculated this amount by comparing revenues for the six months ended June 30, 2013 to revenues for the comparable period in 2012 for all stores open for the entire 24-month period ended June 30, 2013, excluding stores that received lease agreements from other acquired, closed, or merged stores.

Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the three and six months ended June 30, 2013, and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings were as follows:
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
Legal and Regulatory Expense/(Income). Legal and regulatory expense relates to significant accruals for loss contingencies for pending legal and regulatory proceedings. Legal and regulatory income results from significant reductions in previously accrued reserves.
Retirement and Vacation Charges. Retirement and vacation charges represent costs primarily associated with the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.
Critical Accounting Policies
Refer to the 2012 Annual Report on Form 10-K.

Results of Operations
As of June 30, 2013, the Company has five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment. The Company’s Sales and Lease Ownership, HomeSmart, RIMCO and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of the Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Three months ended June 30, 2013 and 2012

	Three Months Ended		Change
(In Thousands)	June 30, 2013	June 30, 2012	$	%
REVENUES:
Lease Revenues and Fees	$436,688	$414,968	$21,720	5.2%
Retail Sales	8,884	8,459	425	5.0
Non-Retail Sales	86,785	96,376	(9,591)	(10.0)
Franchise Royalties and Fees	16,834	16,142	692	4.3
Other	2,873	2,674	199	7.4
	552,064	538,619	13,445	2.5
COSTS AND EXPENSES:
Retail Cost of Sales	5,307	4,700	607	12.9
Non-Retail Cost of Sales	79,369	88,580	(9,211)	(10.4)
Operating Expenses	251,924	237,573	14,351	6.0
Legal and Regulatory Expense	15,000	—	15,000	100.0
Retirement and Vacation Charges	4,917	—	4,917	100.0
Depreciation of Lease Merchandise	154,422	148,406	6,016	4.1
	510,939	479,259	31,680	6.6
OPERATING PROFIT	41,125	59,360	(18,235)	(30.7)
Interest Income	770	896	(126)	(14.1)
Interest Expense	(1,508)	(1,666)	158	(9.5)
EARNINGS BEFORE INCOME TAXES	40,387	58,590	(18,203)	(31.1)
INCOME TAXES	14,533	22,346	(7,813)	(35.0)
NET EARNINGS	$25,854	$36,244	$(10,390)	(28.7)%

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Sales and Lease Ownership[1]	$506,221	$499,919	$6,302	1.3%
HomeSmart[1]	15,588	13,461	2,127	15.8
RIMCO[1]	4,960	3,996	964	24.1
Franchise[2]	16,834	16,142	692	4.3
Manufacturing	27,410	21,866	5,544	25.4
Other	454	677	(223)	(32.9)
Revenues of Reportable Segments	571,467	556,061	15,406	2.8
Elimination of Intersegment Revenues	(26,729)	(21,866)	(4,863)	22.2
Cash to Accrual Adjustments	7,326	4,424	2,902	65.6
Total Revenues from External Customers	$552,064	$538,619	$13,445	2.5%
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased due to a 4.1% increase in lease revenues and fees, partially offset by a 10.7% decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 59 Company-operated stores since June 30, 2012 and a 1.5% increase in same store revenues. Non-retail sales decreased due to less demand for products by franchisees.
HomeSmart. HomeSmart segment revenues increased $2.1 million to $15.6 million primarily due to a 15.5% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 12.2% increase in same store revenues.
RIMCO. RIMCO segment revenues increased $964,000 due to an increase in lease revenues and fees, primarily attributable to the addition of five Company-operated stores since June 30, 2012.
Franchise. Franchise segment revenues increased $692,000, or 4.3%, primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 50 franchised stores since June 30, 2012 and a 1.7% increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.
Cost and Expenses
Retail cost of sales. Retail cost of sales increased $607,000, or 12.9%, to $5.3 million in 2013, from $4.7 million for the comparable period in 2012, and as a percentage of retail sales, increased to 59.7% from 55.6% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased 10.4% to $79.4 million in 2013 from $88.6 million for the comparable period in 2012 due to less demand from our franchisees for merchandise we sell to them, and as a percentage of non-retail sales, decreased to 91.5% in 2013 from 91.9% in 2012.
Operating expenses. Operating expenses increased $14.4 million to $251.9 million in 2013, from $237.6 million for the comparable period in 2012, a 6.0% increase. As a percentage of total revenues, operating expenses increased to 45.6% in 2013 from 44.1% in 2012 primarily as a result of increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth, coupled with a decrease in non-retail sales due to less demand for products by franchisees.

Legal and regulatory expense. Legal and regulatory expense increased $15.0 million due to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation.
Retirement and vacation charges. Retirement and vacation charges increased $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $6.0 million to $154.4 million in 2013 from $148.4 million during the comparable period in 2012, or 4.1%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2013 and 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 35.4% from 35.8% in the prior year.
Operating Profit
Interest income. Interest income decreased to $770,000 in 2013 compared with $896,000 for the comparable period in 2012. The decrease in interest income is due to lower average investment balances during the three months ended June 30, 2013 as compared to the same period last year.
Interest expense. Interest expense decreased to $1.5 million in 2013 compared with $1.7 million in 2012. The decrease in interest expense was due to lower average debt levels during the second quarter of 2013 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s 5.03% senior unsecured notes issued in July 2005 and due July 2012.
Income Tax Expense
Income tax expense decreased $7.8 million to $14.5 million for the three months ended June 30, 2013, compared to $22.3 million for the comparable period in 2012, representing a 35.0% decrease. The effective tax rate was 36.0% for the second quarter of 2013 and 38.1% for the second quarter of 2012. The effective tax rate decreased 2.1 percentage points primarily as a result of additional Work Opportunity Tax Credits related to the American Taxpayer Relief Act of 2012 enacted on January 3, 2013 and the recognition of deductions for executive compensation previously expected to be non-deductible.
Net Earnings
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
			2013 vs. 2012
(In Thousands)	2013	2012	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$47,449	$48,219	$(770)	(1.6)%
HomeSmart	(779)	(1,594)	815	(51.1)
RIMCO	(91)	149	(240)	(161.1)
Franchise	13,248	12,554	694	5.5
Manufacturing	(548)	(578)	30	(5.2)
Other	(27,955)	(4,033)	(23,922)	nmf
Earnings Before Income Taxes for Reportable Segments	31,324	54,717	(23,393)	(42.8)
Elimination of Intersegment Profit	554	578	(24)	(4.2)
Cash to Accrual and Other Adjustments	8,509	3,295	5,214	158.2
Total	$40,387	$58,590	$(18,203)	(31.1)%
nmf - Calculation is not meaningful
Earnings before income taxes decreased $18.2 million, or 31.1%, primarily due to the legal and regulatory expense of $15.0 million and the retirement and vacation policy charges of $4.9 million recorded in the "Other" segment.
Net earnings decreased $10.4 million to $25.9 million in 2013 compared with $36.2 million in 2012, representing a 28.7% decrease. As a percentage of total revenues, net earnings were 4.7% and 6.7% in 2013 and 2012, respectively. As described previously, net earnings for 2013 included charges of $15.0 million related to a pending regulatory investigation and $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies.
Results of Operations – Six months ended June 30, 2013 and 2012

	Six Months Ended		Change
(In Thousands)	June 30, 2013	June 30, 2012	$	%
REVENUES:
Lease Revenues and Fees	$904,792	$850,074	$54,718	6.4%
Retail Sales	23,303	22,207	1,096	4.9
Non-Retail Sales	177,740	211,939	(34,199)	(16.1)
Franchise Royalties and Fees	35,034	33,647	1,387	4.1
Other	6,336	6,748	(412)	(6.1)
	1,147,205	1,124,615	22,590	2.0
COSTS AND EXPENSES:
Retail Cost of Sales	13,661	12,424	1,237	10.0
Non-Retail Cost of Sales	162,198	193,462	(31,264)	(16.2)
Operating Expenses	505,878	472,483	33,395	7.1
Legal and Regulatory Expense/(Income)	15,000	(35,500)	50,500	nmf
Retirement and Vacation Charges	4,917	—	4,917	100.0
Depreciation of Lease Merchandise	322,625	306,567	16,058	5.2
	1,024,279	949,436	74,843	7.9
OPERATING PROFIT	122,926	175,179	(52,253)	(29.8)
Interest Income	1,522	1,776	(254)	(14.3)
Interest Expense	(3,019)	(3,336)	317	(9.5)
EARNINGS BEFORE INCOME TAXES	121,429	173,619	(52,190)	(30.1)
INCOME TAXES	44,575	66,149	(21,574)	(32.6)
NET EARNINGS	$76,854	$107,470	$(30,616)	(28.5)%
nmf- Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,059,972	$1,054,376	$5,596	0.5%
HomeSmart[1]	32,525	26,280	6,245	23.8
RIMCO[1]	10,393	8,303	2,090	25.2
Franchise[2]	35,034	33,647	1,387	4.1
Manufacturing	55,121	52,094	3,027	5.8
Other	1,232	2,343	(1,111)	(47.4)
Revenues of Reportable Segments	1,194,277	1,177,043	17,234	1.5
Elimination of Intersegment Revenues	(53,754)	(52,094)	(1,660)	3.2
Cash to Accrual Adjustments	6,682	(334)	7,016	nmf
Total Revenues from External Customers	$1,147,205	$1,124,615	$22,590	2.0%
nmf - Calculation is not meaningful
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased due to a 5.0% increase in lease revenues and fees, partially offset by a 16.8% decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 59 Company-operated stores since June 30, 2012 and a 0.5% increase in same store revenues. Non-retail sales decreased due to less demand for products by franchisees.
HomeSmart. HomeSmart segment revenues increased $6.2 million to $32.5 million primarily due to a 23.2% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to an 11.3% increase in same store revenues over the first six months of 2012.
RIMCO. RIMCO segment revenues increased $2.1 million due to an increase in lease revenues and fees, primarily attributable to the addition of five Company-operated stores since June 30, 2012.
Franchise. Franchise segment revenues increased $1.4 million, or 4.1%, due primarily to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 50 franchised stores since June 30, 2012 and a 2.0% increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.
Cost and Expenses
Retail cost of sales. Retail cost of sales increased $1.2 million, or 10.0%, to $13.7 million in 2013, from $12.4 million for the comparable period in 2012, and as a percentage of retail sales, increased to 58.6% from 55.9% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased 16.2% to $162.2 million in 2013 from $193.5 million for the comparable period in 2012 due to less demand from our franchisees for merchandise we sell to them, and as a percentage of non-retail sales, remained unchanged at 91.3% in both periods.
Operating expenses. Operating expenses increased $33.4 million to $505.9 million in 2013, from $472.5 million for the comparable period in 2012, a 7.1% increase. As a percentage of total revenues, operating expenses increased to 44.1% in 2013 from 42.0% in 2012, due in part to: charges of $3.1 million related to the impairment of various land outparcels and buildings; a $2.5 million charge to operating expenses as a result of changes in foreign currency exchange rates; increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth; and a decrease in non-retail sales due to less demand for products by franchisees.

Legal and regulatory expense (income). Legal and regulatory expense during the six months ended June 30, 2013 was $15.0 million relating to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation. Legal and regulatory income during the six months ended June 30, 2012 was $35.5 million and represents the reversal of an accrual in the first quarter of 2012 related to the settlement of a lawsuit.
Retirement and vacation charges. Retirement and vacation charges increased $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $16.1 million to $322.6 million in 2013 from $306.6 million during the comparable period in 2012, or 5.2%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2013 and 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 35.7% from 36.1% in the prior year.
Operating Profit
Interest income. Interest income decreased to $1.5 million in 2013 compared with $1.8 million for the comparable period in 2012. The decrease in interest income is due to lower average investment balances during the six months ended June 30, 2013 as compared to the same period last year.
Interest expense. Interest expense decreased to $3.0 million in 2013 compared with $3.3 million in 2012. The decrease in interest expense was due to lower average debt levels during the first six months of 2013 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s 5.03% senior unsecured notes issued in July 2005 and due July 2012.
Income Tax Expense
Income tax expense decreased $21.6 million to $44.6 million for the six months ended June 30, 2013, compared to $66.1 million for the comparable period in 2012, representing a 32.6% decrease. The effective tax rate was 36.7% for the six months ended June 30, 2013 and 38.1% for the six months ended June 30, 2012, respectively. The effective tax rate decreased 1.4 percentage points primarily as a result of additional Work Opportunity Tax Credits related to the American Taxpayer Relief Act of 2012 enacted on January 3, 2013 and the recognition of deductions for executive compensation previously expected to be non-deductible.
Net Earnings
Information about our earnings before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
			2013 vs. 2012
(In Thousands)	2013	2012	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$111,274	$151,110	$(39,836)	(26.4)%
HomeSmart	(988)	(2,958)	1,970	(66.6)
RIMCO	203	426	(223)	(52.3)
Franchise	27,757	26,720	1,037	3.9
Manufacturing	45	526	(481)	(91.4)
Other	(30,948)	(2,427)	(28,521)	nmf
Earnings Before Income Taxes for Reportable Segments	107,343	173,397	(66,054)	(38.1)
Elimination of Intersegment Loss	(50)	(526)	476	(90.5)
Cash to Accrual and Other Adjustments	14,136	748	13,388	nmf
Total	$121,429	$173,619	$(52,190)	(30.1)%
nmf - Calculation is not meaningful
Earnings before income taxes decreased $52.2 million, or 30.1%, primarily due to a $39.8 million, or 26.4%, decrease in the Sales and Lease Ownership segment, which includes the impact of the reversal of the lawsuit accrual of $35.5 million in 2012.

Net earnings decreased $30.6 million to $76.9 million in 2013 compared with $107.5 million in 2012, representing a 28.5% decrease. As a percentage of total revenues, net earnings were 6.7% and 9.6% in 2013 and 2012, respectively. As previously described, net earnings for 2013 included charges of $15.0 million related to a pending regulatory investigation and $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies. Net earnings for 2012 included the recognition of pre-tax income of $35.5 million related to the settlement of the lawsuit.
Balance Sheet
Cash and Cash Equivalents. The Company’s cash balance increased to $210.7 million at June 30, 2013 from $129.5 million at December 31, 2012. For additional information related to the $81.1 million increase in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.
Investments. Our investment balance increased to $93.4 million at June 30, 2013 from $85.9 million at December 31, 2012. The $7.5 million increase was primarily a result of purchases of investments, partially offset by scheduled maturities and calls of investments, in the first six months of 2013.
Accounts Receivable. Accounts receivable decreased $15.7 million to $58.5 million at June 30, 2013 from $74.2 million at December 31, 2012, primarily due to a decrease in franchise-related receivables related to lower sales of merchandise to franchisees during 2013.
Liquidity and Capital Resources
General
Cash flows from operating activities for the six months ended June 30, 2013 and 2012 were $116.3 million and $46.7 million, respectively. The $69.6 million increase in cash flows from operating activities in 2013 is due, in part, to a $41.7 million reduction in accrued litigation expense during the first quarter of 2012 resulting from the settlement of a lawsuit and $15.0 million in non-cash legal and regulatory expense during the six months ended June 30, 2013 for loss contingencies related to the pending regulatory investigation by the California Attorney General. The increase in cash flows from operating activities also includes a net $32.4 million decrease in lease merchandise, net of the effects of acquisitions.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $1.2 million and $8.7 million during the six months ended June 30, 2013 and 2012, respectively.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flows from operations;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise;

•	private debt offerings;

•	bank credit; and

•	stock offerings.
At June 30, 2013, we did not have any amounts outstanding under our revolving credit agreement. Our revolving credit facility was amended on December 13, 2012, including by extending the maturity date until December 13, 2017. The amendment to the Company’s revolving credit agreement is discussed in further detail in Note 6 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
As of June 30, 2013, the Company had outstanding $125 million in senior unsecured notes, originally issued to several insurance companies in a private placement in July 2011. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014. On December 19, 2012, the note purchase agreement was amended to remove or adjust certain covenants to make them less restrictive.
Our revolving credit agreement, senior unsecured notes, and our franchisee loan program discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1 (“EBITDA”, in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges). The Company is also required to maintain a minimum amount of shareholders’ equity. See the full text of the covenants in our credit and guarantee agreements, which we have filed as exhibits to our Securities and Exchange Commission reports, for the details and other terms. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at June 30, 2013 and believe that we will continue to be in compliance in the future.
We purchase our stock in the market from time to time as authorized by our board of directors. We had no purchases of Common Stock during the first six months of 2013, and as of June 30, 2013, we have the authority to purchase 4,044,655 additional shares.

We have a consistent history of paying dividends, having paid dividends for 26 consecutive years. A $.015 per share dividend on Common Stock was paid in January 2012, April 2012, July 2012, and October 2012 for a total cash outlay of $4.6 million. In November 2012, our board of directors increased the dividend 13.3% for the fourth quarter of 2012 to $.017 per share and the dividend of $1.3 million was paid to holders of Common Stock in December 2012. A $.017 per share dividend on Common Stock was paid in April 2013 for a total cash outlay of $1.3 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the six months ended June 30, 2013, we made $33.9 million in federal and state income tax payments. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $46.1 million.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. This act also allowed for a deduction of 50% of the cost of qualified property placed in service during 2012. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2012 and prior periods. We estimate that at December 31, 2012, the remaining tax deferral associated with the laws described above is approximately $180.0 million, of which approximately 70% will reverse in 2013 and most of the remainder will reverse in 2014 and 2015.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2013 are shown in the table below under “Contractual Obligations and Commitments.”
As of June 30, 2013, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are eight current officers (of which seven are current executive officers) and three former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from us in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC is leasing back these properties to us for a 15-year term at an aggregate annual lease amount of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchisee Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchisee loan program with several banks. On December 13, 2012, we entered into a fifth amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and we entered into a fourth amendment as of May 16, 2012. The amendments to the franchise loan facility: extended the maturity date until December 12, 2013; increased the maximum Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) from Cdn $35.0 million to Cdn $50.0 million; included a revolving loan option for Canadian borrowers; included HomeSmart franchisees in the United States as authorized borrowers under the facility; and conformed the covenants to those contained in the Company’s revolving credit agreement. We remain subject to financial covenants under the franchise loan facility.

At June 30, 2013, the portion that we might be obligated to repay in the event franchisees defaulted was $107.5 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchisee loan and guaranty program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of June 30, 2013:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$128,250	$—	$53,250	$50,000	$25,000
Capital Leases	13,098	1,963	4,396	3,664	3,075
Interest Obligations	24,273	5,367	10,221	8,612	73
Operating Leases	530,405	103,993	165,516	95,112	165,784
Purchase Obligations	13,350	9,682	3,531	137	—
Retirement Obligations	12,087	5,427	4,612	1,993	55
Total Contractual Cash Obligations	$721,463	$126,432	$241,526	$159,518	$193,987
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board in 2012 and the Chief Operating Officer in 2013.
The following table shows the approximate amounts of our commercial commitments as of June 30, 2013:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$107,512	$107,512	—	—	—

Deferred income tax liabilities as of June 30, 2013 were $254.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Market Risk
We do not use any significant market risk sensitive instruments to hedge foreign currency or other risks and hold no market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk
As of June 30, 2013, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2013, a hypothetical 1.0% increase or decrease in interest rates would not be material.
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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Note 5 to these consolidated financial statements for a discussion of the legal proceedings, which disclosure is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no purchases of Common Stock during the six months ended June 30, 2013. As of June 30, 2013, 4,044,655 Common Stock shares remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1	Amendment No. 1 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 1, 2011, filed as part of this Quarterly Report on Form 10-Q.

10.2	Amendment No. 2 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 29, 2011, filed as part of this Quarterly Report on Form 10-Q.

10.3	Amendment No. 3 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 31, 2012, filed as part of this Quarterly Report on Form 10-Q.

10.4	Separation Agreement, dated as of May 1, 2013, by and between Aaron's, Inc. and William K. Butler, Jr., filed as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – August 2, 2013	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – August 2, 2013		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller