Form 10-Q
period 2013-09-30
AARON'S INC
filed 2013-11-01
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 25, 2013
Common Stock, $.50 Par Value	76,270,648

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	September 30, 2013	December 31, 2012
ASSETS:
Cash and Cash Equivalents	$309,244	$129,534
Investments	106,677	85,861
Accounts Receivable (net of allowances of $6,997 in 2013 and $6,001 in 2012)	59,698	74,157
Lease Merchandise (net of accumulated depreciation of $597,581 in 2013 and $575,527 in 2012)	898,413	964,067
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $193,300 in 2013 and $173,915 in 2012)	231,352	230,598
Goodwill	239,094	234,195
Other Intangibles, Net	4,207	6,026
Prepaid Expenses and Other Assets	62,013	77,387
Assets Held For Sale	6,783	11,104
Total Assets	$1,917,481	$1,812,929
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$224,018	$225,532
Accrued Regulatory Expense	28,400	—
Deferred Income Taxes Payable	244,037	263,721
Customer Deposits and Advance Payments	39,519	46,022
Debt	141,101	141,528
Total Liabilities	677,075	676,803
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at September 30, 2013 and December 31, 2012; Shares Issued: 90,752,123 at September 30, 2013 and December 31, 2012	45,376	45,376
Additional Paid-in Capital	223,758	220,362
Retained Earnings	1,181,149	1,087,032
Accumulated Other Comprehensive Loss	(72)	(69)
	1,450,211	1,352,701
Less: Treasury Shares at Cost
Common Stock: 14,559,725 Shares at September 30, 2013 and 15,031,741 Shares at December 31, 2012	(209,805)	(216,575)
Total Shareholders’ Equity	1,240,406	1,136,126
Total Liabilities & Shareholders’ Equity	$1,917,481	$1,812,929
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012
REVENUES:
Lease Revenues and Fees	$425,734	$414,490	$1,330,526	$1,264,564
Retail Sales	9,315	7,912	32,618	30,119
Non-Retail Sales	84,412	87,221	262,152	299,160
Franchise Royalties and Fees	16,530	15,981	51,564	49,628
Other	3,467	3,906	9,803	10,654
	539,458	529,510	1,686,663	1,654,125
COSTS AND EXPENSES:
Retail Cost of Sales	5,696	4,696	19,357	17,120
Non-Retail Cost of Sales	77,009	79,681	239,207	273,143
Operating Expenses	258,257	237,291	764,135	709,774
Legal and Regulatory Expense/(Income)	13,400	—	28,400	(35,500)
Retirement and Vacation Charges	—	10,394	4,917	10,394
Depreciation of Lease Merchandise	154,898	150,783	477,523	457,350
	509,260	482,845	1,533,539	1,432,281
OPERATING PROFIT	30,198	46,665	153,124	221,844
Interest Income	719	932	2,241	2,708
Interest Expense	(1,497)	(1,553)	(4,516)	(4,889)
EARNINGS BEFORE INCOME TAXES	29,420	46,044	150,849	219,663
INCOME TAXES	8,282	17,103	52,857	83,252
NET EARNINGS	$21,138	$28,941	$97,992	$136,411
EARNINGS PER SHARE
Basic	$.28	$.38	$1.29	$1.80
Assuming Dilution	$.28	$.38	$1.28	$1.77
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.017	$.015	$.051	$.045
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,101	75,828	75,922	75,908
Assuming Dilution	76,676	76,918	76,611	77,007
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net Earnings	$21,138	$28,941	$97,992	$136,411
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	14	1,395	(3)	1,030
Total Other Comprehensive Income (Loss)	14	1,395	(3)	1,030
Comprehensive Income	$21,152	$30,336	$97,989	$137,441
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2013	2012
OPERATING ACTIVITIES:
Net Earnings	$97,992	$136,411
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	477,523	457,350
Other Depreciation and Amortization	42,569	42,874
Bad Debt Expense	25,685	23,486
Stock-Based Compensation	2,293	5,276
Loss on Sale of Property, Plant and Equipment and Assets Held for Sale	467	762
Gain on Asset Dispositions	(698)	(2)
Change in Deferred Income Taxes	(19,684)	(38,170)
Excess Tax Benefits from Stock-Based Compensation	(1,717)	(3,766)
Other Changes, Net	5,733	(1,917)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(709,177)	(825,605)
Book Value of Lease Merchandise Sold or Disposed	299,673	332,251
Accounts Receivable	(11,151)	(3,588)
Prepaid Expenses and Other Assets	(3,545)	(14,668)
Income Tax Receivable	18,951	2,615
Accounts Payable and Accrued Expenses	(2,046)	19,958
Accrued Legal and Regulatory Expenses	28,400	(41,720)
Customer Deposits and Advance Payments	(6,791)	(4,907)
Cash Provided by Operating Activities	244,477	86,640
INVESTING ACTIVITIES:
Purchases of Investments	(59,337)	(73,178)
Proceeds from Maturities and Calls of Investments	37,909	70,618
Additions to Property, Plant and Equipment	(42,992)	(45,280)
Acquisitions of Businesses and Contracts	(10,469)	(27,557)
Dispositions of Businesses and Contracts	2,151	1,166
Proceeds from Sale of Property, Plant and Equipment	5,402	3,526
Cash Used in Investing Activities	(67,336)	(70,705)
FINANCING ACTIVITIES:
Proceeds from Debt	—	12,039
Repayments on Debt	(1,429)	(24,214)
Dividends Paid	(3,875)	(3,415)
Acquisition of Treasury Stock	—	(34,131)
Excess Tax Benefits from Stock-Based Compensation	1,717	3,766
Issuance of Stock Under Stock Option Plans	6,156	9,407
Cash Provided by (Used in) Financing Activities	2,569	(36,548)
Increase (Decrease) in Cash and Cash Equivalents	179,710	(20,613)
Cash and Cash Equivalents at Beginning of Period	129,534	176,257
Cash and Cash Equivalents at End of Period	$309,244	$155,644
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer primarily engaged in the business of leasing and selling consumer electronics, computers, residential furniture, appliances and household accessories throughout the United States and Canada. The Company’s major operating divisions are the Sales & Lease Ownership division (established as a monthly payment concept), the HomeSmart division (established as a weekly payment concept) and the Woodhaven Furniture Industries division, which manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The Company’s Sales & Lease Ownership division includes the Company’s RIMCO stores, which lease automobile tires, wheels and rims under sales and lease ownership agreements.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.
The accompanying unaudited consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the "2012 Annual Report"). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the full year.
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
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the United Kingdom and operated 64 retail stores as of September 30, 2013. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. If the Company does not exercise the option prior to December 31, 2013, it will be obligated to sell the common stock and notes back to Perfect Home at the original purchase price plus interest. The Company’s investment is denominated in British pounds.
Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than $1,000 at September 30, 2013 and December 31, 2012, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling £12.2 million ($19.7 million) and £11.4 million ($18.4 million) at September 30, 2013 and December 31, 2012, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the nine months ended September 30, 2013 relates to accretion of the original discount on the notes with a face value of £10 million. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $19.7 million at September 30, 2013.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2012 Annual Report.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2010.
As of September 30, 2013 and December 31, 2012, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.3 million and $1.0 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three and nine months ended September 30, 2013 and 2012 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding	76,101	75,828	75,922	75,908
Effect of dilutive securities:
Stock options	374	816	459	847
RSUs	182	267	214	245
RSAs	19	7	16	7
Weighted average shares outstanding assuming dilution	76,676	76,918	76,611	77,007
For all periods presented, no stock options, RSUs or RSAs were anti-dilutive. In addition, approximately 292,000 and 286,000 performance-based RSUs are not included in the computation of diluted EPS for the three and nine months ended September 30, 2013, respectively, due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of September 30, 2013. Refer to Note 10 in the Company’s 2012 Annual Report for additional information regarding the Company’s restricted stock arrangements.

Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $17.4 million and $15.8 million for the three months ended September 30, 2013 and 2012, respectively, and $42.0 million and $39.3 million for the nine months ended September 30, 2013 and 2012, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying consolidated statements of earnings.
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

Investments
The Company maintains investments in various corporate debt securities, or bonds. The Company has the positive intent and ability to hold its investments in debt securities to maturity. Accordingly, the Company classifies its investments in debt securities, which mature at various dates from 2013 to 2015, as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business and franchisee obligations. Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2013	December 31, 2012
Customers	$8,534	$7,840
Corporate	14,505	17,215
Franchisee	36,659	49,102
	$59,698	$74,157
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria at September 30, 2013 and December 31, 2012. After adjustment to fair value, the $6.8 million and $11.1 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. The Company estimated the fair values of these properties using the market values for similar properties and these are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements, and as explained further below under "Fair Value Measurement."
During the nine months ended September 30, 2013, the Company recorded impairment charges of $3.0 million within operating expenses. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion. The Company did not record any significant fair value adjustments to assets held for sale during the three months ended September 30, 2013.
During the nine months ended September 30, 2012, the Company recorded a $600,000 impairment charge related to assets held for sale included in the Other segment. The Company did not record any impairment charges related to assets held for sale during the three months ended September 30, 2012.

Deferred Compensation
The Company maintains the Aaron’s, Inc. Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company makes restoration matching contributions on behalf of eligible employees to compensate such employees for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation liability was $11.8 million and $9.5 million as of September 30, 2013 and December 31, 2012, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these insurance contracts totaled $12.9 million and $10.4 million as of

September 30, 2013 and December 31, 2012, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
During the three month periods ended September 30, 2013 and 2012, deferred compensation expense charged to operations for the Company’s matching contributions totaled $34,000 and $78,000, respectively. Deferred compensation expense charged to operations for the Company’s matching contributions totaled $107,000 and $240,000 in the nine months periods ended September 30, 2013 and 2012, respectively. Total benefits of $783,000 and $565,000 were paid in the first nine months of 2013 and 2012, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2013	$(69)	$(69)
Other comprehensive loss	(3)	(3)
Balance at September 30, 2013	$(72)	$(72)
There were no reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2.	ACQUISITIONS
The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the nine months ended September 30, 2013 and 2012:

(In Thousands, except for store data)	2013	2012
Number of stores acquired, net	9	20
Aggregate purchase price (primarily cash consideration)	$10,469	$28,375
Purchase price allocation:
Lease Merchandise	3,687	10,717
Property, Plant and Equipment	710	739
Other Current Assets and Current Liabilities	(212)	5
Identifiable Intangible Assets[1]
Customer Relationships	506	1,543
Non-Compete Agreements	389	1,079
Acquired Franchise Development Rights	232	708
Goodwill[2]	5,157	13,584

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

[2]
Goodwill recognized from acquisitions primarily relates to the future strategic benefits expected to be realized upon integrating the businesses. All goodwill resulting from the Company’s 2013 and 2012 acquisitions is expected to be deductible for tax purposes. During the nine months ended September 30, 2013, goodwill of approximately $5.2 million was assigned to the Company’s Sales and Lease Ownership operating segment. During the nine months ended September 30, 2012, goodwill of approximately $12.8 million and $687,000 was assigned to the Company’s Sales and Lease Ownership and HomeSmart operating segments, respectively.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the consolidated financial statements for the nine months ended September 30, 2013 and 2012 was not significant. The purchase price allocations related to current year acquisitions are tentative and preliminary. The Company anticipates finalizing the purchase price allocations prior to December 31, 2013.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,808)	$—	$—	$(9,518)	$—
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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,783	$—	$—	$11,104	$—
Assets held for sale represents real estate properties that consist mostly of parcels of land and commercial buildings. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in operating expenses. The Company estimated the fair values of these properties using market values for similar properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds[1]	$—	$86,911	$—	$—	$67,470	$—
Perfect Home Notes[2]	—	—	19,732	—	—	18,449
Fixed-Rate Long Term Debt[3]	—	(128,762)	—	—	(127,261)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.

[2]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]
The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $125 million at September 30, 2013 and December 31, 2012.

Held-to-Maturity Securities
The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2013 through 2015, are recorded at amortized cost in the consolidated balance sheets. At September 30, 2013 and December 31, 2012, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2013
Corporate Bonds	$86,945	$61	$(95)	$86,911
Perfect Home Notes	19,732	—	—	19,732
Total	$106,677	$61	$(95)	$106,643
December 31, 2012
Corporate Bonds	$67,412	$99	$(41)	$67,470
Perfect Home Notes	18,449	—	—	18,449
Total	$85,861	$99	$(41)	$85,919

The amortized cost and fair value of held-to-maturity debt securities by contractual maturity at September 30, 2013 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$27,812	$27,799
Due in years one through two	78,865	78,844
Total	$106,677	$106,643

Information pertaining to held-to-maturity debt securities with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013
Corporate Bonds	$44,295	$(95)	$—	$—	$44,295	$(95)
December 31, 2012
Corporate Bonds	$22,785	$(41)	$—	$—	$22,785	$(41)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of September 30, 2013, 22 of the 45 bonds were in an unrealized loss position and at December 31, 2012, 16 of the 38 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of September 30, 2013. While no impairment was noted during the nine months ended September 30, 2013, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

NOTE 4.	INDEBTEDNESS
See Note 6 to the consolidated financial statements in the 2012 Annual Report.

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
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2013, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $104.1 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheet, is approximately $3.1 million as of September 30, 2013. The guarantee facility was amended subsequent to September 30, 2013, as described below in Note 8.

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
At September 30, 2013, the Company had accrued $32.9 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss, and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.5 million.
Finally, at September 30, 2013, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $710,000 to $10.8 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. Our estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010, and it now includes 227 individuals, nearly all of whom terminated from the general manager position more than two years ago. Plaintiffs seek to recover unpaid overtime compensation and other damages. On October 4, 2012, the Court denied the Company's motion for summary judgment as to the claims of Kunstmann, the named plaintiff.  On January 23, 2013, the Court denied the Company's motion to decertify the class. The Company has since filed two additional motions for summary judgment, including one that seeks summary judgment in the entirety on all class members' claims, or alternatively, on matters that will reduce the size of the class or exposure arising from the class claims. Briefing on these motions began in July 2013.
The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from June 28, 2009 to the present. The class size is approximately 1,788 opt-in plaintiffs, which is less than seven percent of the potential class members. The parties are engaging in discovery.  Discovery is expected to continue until April 2014.
In Sowell, et al. v. Aaron's, Inc., United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-03867-CAP-ECS), two former Company associates filed separate lawsuits on November 5, 2012; Elizabeth Cook filed in Fulton County Georgia State Court and Brittany Sowell filed in the U.S. District Court for the Northern District of Georgia.  Plaintiff Sowell then filed a First Amended Complaint in the U.S. District Court of the Northern District of Georgia on November 28,

2012. Thereafter, Plaintiff Sowell filed a Second Amended Complaint on December 21, 2012, which included Cook's claims and consolidated the cases. The case tentatively settled on October 22, 2013, although such settlement is subject to negotiation and execution of definitive settlement documentation.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act and sought certification of a putative nationwide class.  Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed a second amended complaint against the Company and its franchisee Aspen Way, asserting claims for violation of the Electronic Communications Privacy Act and common law invasion of privacy by intrusion upon seclusion. Plaintiffs also asserted certain vicarious liability claims against the Company based on Aspen Way's alleged conduct. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, and on February 27, 2013, plaintiffs filed a motion for leave of the Court to file a third amended complaint against the Company.  On May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the same claims against the Company as the second amended complaint but also adds a request for injunction and names additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company has moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' second amended complaint. That motion remains pending. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. A hearing on plaintiffs' motion for class certification has not been held, but is expected in the fourth quarter of 2013. Plaintiffs seek monetary damages as well as injunctive relief.
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
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress.  Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim and a motion to strike certain allegations in the complaint. All three motions remain pending.

Regulatory Investigations
Federal Trade Commission Investigation. The Federal Trade Commission ("FTC") investigated the Company in connection with the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, as noted above under "Privacy and Related Matters," and the Company's alleged responsibility for that use. On October 22, 2013, the FTC published a proposed consent agreement that would close the investigation. Pursuant to FTC administrative procedure, the consent agreement will be subject to public comment through November 21, 2013, after which the FTC will decide whether to make the proposed consent agreement final.
California Attorney General Investigation. The California Attorney General has been investigating the Company's retail transactional practices, including various leasing and marketing practices, information security and privacy policies and practices related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees. The Company is continuing to cooperate with the investigation, including producing documents for the Attorney General's office and engaging in discussions about a possible resolution of this matter. The Company currently anticipates achieving a comprehensive resolution without litigation.
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
Other Commitments
At September 30, 2013, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $35.2 million.
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
See Note 8 to the consolidated financial statements in the 2012 Annual Report for further information.

NOTE 6.	SEGMENTS
As of September 30, 2013, the Company had five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In the first quarter of 2013, the Company determined that the RIMCO segment no longer meets the aggregation criteria in ASC 280, Segment Reporting. Accordingly, for all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment.
The Aaron’s Sales & Lease Ownership division offers electronics, residential furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division was established to offer electronics, residential furniture, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s RIMCO stores lease automobile tires, wheels and rims to customers under sales and lease ownership agreements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Revenues From External Customers:
Sales and Lease Ownership	$499,979	$485,326	$1,559,951	$1,539,702
HomeSmart	15,098	14,104	47,623	40,384
RIMCO	5,054	4,127	15,447	12,430
Franchise	16,530	15,981	51,564	49,628
Manufacturing	23,501	20,030	78,622	72,124
Other	888	887	2,120	3,230
Revenues of Reportable Segments	561,050	540,455	1,755,327	1,717,498
Elimination of Intersegment Revenues	(22,673)	(20,030)	(76,427)	(72,124)
Cash to Accrual Adjustments	1,081	9,085	7,763	8,751
Total Revenues from External Customers	$539,458	$529,510	$1,686,663	$1,654,125
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$34,521	$39,580	$145,795	$190,690
HomeSmart	(1,480)	(2,264)	(2,468)	(5,222)
RIMCO	(221)	170	(18)	596
Franchise	13,084	12,417	40,841	39,137
Manufacturing	22	53	67	579
Other	(19,071)	(11,359)	(50,019)	(13,786)
Earnings Before Income Taxes for Reportable Segments	26,855	38,597	134,198	211,994
Elimination of Intersegment Profit	(5)	(53)	(55)	(579)
Cash to Accrual and Other Adjustments	2,570	7,500	16,706	8,248
Total Earnings Before Income Taxes	$29,420	$46,044	$150,849	$219,663

(In Thousands)	September 30, 2013	December 31, 2012
Assets:
Sales and Lease Ownership	$1,453,869	$1,410,075
HomeSmart	47,743	58,347
RIMCO	13,584	11,737
Franchise	41,776	53,820
Manufacturing[1]	28,211	24,787
Other	332,298	254,163
Total Assets	$1,917,481	$1,812,929

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $17.2 million and $14.1 million as of September 30, 2013 and December 31, 2012, respectively.

Earnings (loss) before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership, HomeSmart and RIMCO segments are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 5% in 2013 and 2012.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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
Revenues in the “Other” category are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes. For the nine months ended September 30, 2013, the pre-tax losses of the "Other" category include $28.4 million related to an accrual for loss contingencies for a pending regulatory investigation, of which $13.4 million was recorded during the three months ended September 30, 2013. "Other" pre-tax losses for the nine months ended September 30, 2013 also include $4.9 million related to retirement expense and a change in vacation policies.
For the three and nine months ended September 30, 2012, the pre-tax losses of the "Other" category include $10.4 million related to retirement charges. Earnings (Loss) Before Income Taxes above for the Sales and Lease Ownership segment includes $35.5 million related to the reversal of a lawsuit accrual during the nine months ended September 30, 2012.

NOTE 7.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Note 13 to the consolidated financial statements in the 2012 Annual Report.

NOTE 8.	SUBSEQUENT EVENTS
Senior Unsecured Notes
On October 8, 2013, the Company entered into Amendment No. 2 to a note purchase agreement dated as of July 5, 2011 with several insurance companies. Pursuant to the note purchase agreement, the Company and certain of its subsidiaries as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018.
The amendment revises the note purchase agreement to, among other things, (i) remove the “Minimum Consolidated Net Worth” financial covenant which previously required that the Company maintain a certain minimum consolidated net worth and (ii) change the “Restricted Payments” negative covenant, which imposes certain restrictions on the amount of payments that can be made in respect of dividends, distributions, redemptions and stock repurchases paid in cash, to make such covenant less restrictive. The Company remains subject to other financial covenants under the note purchase agreement, including maintaining a minimum ratio of debt to earnings before interest, taxes, depreciation, and amortization and a minimum fixed charge coverage ratio.
Bank Debt and Franchise Loan Agreement
On October 8, 2013, the Company entered into the fifth amendment to its revolving credit agreement dated May 23, 2008, as previously amended. The revolving credit facility is with several banks and provides for unsecured borrowings up to $140.0 million (including a letter of credit and swingline loan subfacility). The amendment changes the “Restricted Payments” negative covenant, which imposes certain restrictions on the amount of payments that can be made in respect of dividends, distributions, redemptions and stock repurchases paid in cash, to make such covenant less restrictive.
On October 8, 2013, the Company entered into the sixth amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as previously amended. Pursuant to the franchise loan agreement, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amendment relaxes the “Restricted Payments” negative covenant, which imposes certain restrictions on the amount of payments that can be made in respect of dividends, distributions, redemptions and stock repurchases paid in cash.

In addition, as of October 8, 2013, the “Minimum Consolidated Net Worth” financial covenant that required the Company to maintain a certain minimum consolidated net worth level in each of the revolving credit facility and franchise loan agreement was automatically removed pursuant to the terms of such facilities, after notice was duly given to remove such financial covenant. The Company remains subject to other financial covenants under these facilities, including maintaining a minimum ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum fixed charge coverage ratio.
Share Repurchase Authorization
The Company purchases its stock in the market from time to time as authorized by its Board of Directors. In October 2013, the Board of Directors authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of shares of common stock authorized for repurchase to 15,000,000.

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
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2012 Annual Report.
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
Aaron's has demonstrated strong revenue growth over the last three years. Total revenues have increased from $1.876 billion in 2010 to $2.223 billion in 2012, representing a compound annual growth rate of 8.9%. Total revenues from operations for the three months ended September 30, 2013 were $539.5 million, an increase of $9.9 million, or 1.9%, over the comparable period in 2012. Total revenues from operations for the nine months ended September 30, 2013 were $1.687 billion, an increase of $32.5 million, or 2.0%, over the comparable period in 2012.
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
We believe that the decline in the number of furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and the current tightening of consumer credit have created a market opportunity for the industry. The traditional retail consumer durable goods market is much larger than the lease market, leaving, we believe, substantial potential for industry growth. We believe that the segment of the population targeted by the industry comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than we otherwise would by opening only Company-operated stores. Franchise royalties and other related fees represent a growing source of high margin revenue for us, accounting for approximately $66.7 million of revenues in 2012, up from $59.1 million in 2010, representing a compound annual growth rate of 6.2%. Total revenues from franchise royalties and fees for the three months ended September 30, 2013 were $16.5 million, an increase of $549,000, or 3.4%, over the comparable period in 2012. Total revenues from franchise royalties and fees for the nine months ended September 30, 2013 were $51.6 million, an increase of $1.9 million, or 3.9%, over the comparable period in 2012.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator. For the three months ended September 30, 2013, we calculated this amount by comparing revenues for the three months ended September 30, 2013 to revenues for the comparable period in 2012 for all stores open for the entire 15-month period ended September 30, 2013, excluding stores that received lease agreements from other acquired, closed, or merged stores. For the nine months ended September 30, 2013, we calculated this amount by comparing revenues for the nine months ended September 30, 2013 to revenues for the comparable period in 2012 for all stores open for the entire 24-month period ended September 30, 2013, excluding stores that received lease agreements from other acquired, closed, or merged stores.

Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the three and nine months ended September 30, 2013, and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings were as follows:
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
Retirement and Vacation Charges. Retirement and vacation charges represent costs primarily associated with the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies in 2013, as well as costs associated with the retirement of the Company's founder and former Chairman of the Board in 2012.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores.
Critical Accounting Policies
Refer to the 2012 Annual Report.

Results of Operations
As of September 30, 2013, the Company has five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment. The Company’s Sales and Lease Ownership, HomeSmart, RIMCO and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of the Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Three months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Lease Revenues and Fees	$425,734	$414,490	$11,244	2.7%
Retail Sales	9,315	7,912	1,403	17.7
Non-Retail Sales	84,412	87,221	(2,809)	(3.2)
Franchise Royalties and Fees	16,530	15,981	549	3.4
Other	3,467	3,906	(439)	(11.2)
	539,458	529,510	9,948	1.9
COSTS AND EXPENSES:
Retail Cost of Sales	5,696	4,696	1,000	21.3
Non-Retail Cost of Sales	77,009	79,681	(2,672)	(3.4)
Operating Expenses	258,257	237,291	20,966	8.8
Legal and Regulatory Expense	13,400	—	13,400	100.0
Retirement and Vacation Charges	—	10,394	(10,394)	(100.0)
Depreciation of Lease Merchandise	154,898	150,783	4,115	2.7
	509,260	482,845	26,415	5.5
OPERATING PROFIT	30,198	46,665	(16,467)	(35.3)
Interest Income	719	932	(213)	(22.9)
Interest Expense	(1,497)	(1,553)	56	3.6
EARNINGS BEFORE INCOME TAXES	29,420	46,044	(16,624)	(36.1)
INCOME TAXES	8,282	17,103	(8,821)	(51.6)
NET EARNINGS	$21,138	$28,941	$(7,803)	(27.0)%

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Sales and Lease Ownership[1]	$499,979	$485,326	$14,653	3.0%
HomeSmart[1]	15,098	14,104	994	7.0
RIMCO[1]	5,054	4,127	927	22.5
Franchise[2]	16,530	15,981	549	3.4
Manufacturing	23,501	20,030	3,471	17.3
Other	888	887	1	0.1
Revenues of Reportable Segments	561,050	540,455	20,595	3.8
Elimination of Intersegment Revenues	(22,673)	(20,030)	(2,643)	(13.2)
Cash to Accrual Adjustments	1,081	9,085	(8,004)	(88.1)
Total Revenues from External Customers	$539,458	$529,510	$9,948	1.9%
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased $14.7 million to $500.0 million due to a 4.5% increase in lease revenues and fees, partially offset by a 4.2% decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 52 Company-operated stores since September 30, 2012 and a .4% increase in same store revenues. Non-retail sales decreased due to less demand for products by franchisees.
HomeSmart. HomeSmart segment revenues increased $994,000 to $15.1 million primarily due to a 6.7% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 3.2% increase in same store revenues.
RIMCO. RIMCO segment revenues increased $927,000 to $5.1 million due to an increase in lease revenues and fees, primarily attributable to the addition of six Company-operated stores since September 30, 2012.
Franchise. Franchise segment revenues increased $549,000 to $16.5 million primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 44 franchised stores since September 30, 2012 and an increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities.
Cost and Expenses
Retail cost of sales. Retail cost of sales increased $1.0 million, or 21.3%, to $5.7 million during the three months ended September 30, 2013, from $4.7 million for the comparable period in 2012, and as a percentage of retail sales, increased to 61.1% from 59.4% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased 3.4% to $77.0 million during the three months ended September 30, 2013, from $79.7 million for the comparable period in 2012 due to less demand from our franchisees for merchandise we sell to them, and as a percentage of non-retail sales, decreased to 91.2% in 2013 from 91.4% in 2012.
Operating expenses. Operating expenses increased $21.0 million to $258.3 million during the three months ended September 30, 2013, from $237.3 million for the comparable period in 2012, an 8.8% increase. As a percentage of total revenues, operating expenses increased to 47.9% in 2013 from 44.8% in 2012 primarily as a result of increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth and increased lease merchandise adjustments and legal fees, coupled with a decrease in non-retail sales due to less demand for products by franchisees.
Legal and regulatory expense. Legal and regulatory expense increased $13.4 million due to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation.

Retirement and vacation charges. Retirement and vacation charges, representing costs associated with the 2012 retirement of the Company's founder and Chairman of the Board, decreased $10.4 million.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $4.1 million to $154.9 million during the three months ended September 30, 2013 from $150.8 million during the comparable period in 2012, or 2.7%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership, HomeSmart and RIMCO segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2013 and 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise remained consistent at 36.4% in both years.
Operating Profit
Interest income. Interest income decreased to $719,000 during the three months ended September 30, 2013 compared with $932,000 for the comparable period in 2012. The decrease in interest income is due to lower average interest-bearing investment balances during the three months ended September 30, 2013 as compared to the same period last year.
Interest expense. Interest expense decreased to $1.5 million during the three months ended September 30, 2013 compared with $1.6 million for the comparable period in 2012. The decrease in interest expense was due to lower average debt levels during the three months ended September 30, 2013 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s 5.03% senior unsecured notes issued in July 2005 and due July 2012.
Income Tax Expense
Income tax expense decreased $8.8 million to $8.3 million for the three months ended September 30, 2013, compared to $17.1 million for the comparable period in 2012, representing a 51.6% decrease. The effective tax rate was 28.2% for the third quarter of 2013 and 37.1% for the third quarter of 2012. The effective tax rate decreased 8.9 percentage points primarily as a result of the recognition of tax benefits related to the Company's furniture manufacturing operations and various tax credits in conjunction with reduced pretax income for the three months ended September 30, 2013.
Net Earnings
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
			2013 vs. 2012
(In Thousands)	2013	2012	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$34,521	$39,580	$(5,059)	(12.8)%
HomeSmart	(1,480)	(2,264)	784	34.6
RIMCO	(221)	170	(391)	(230.0)
Franchise	13,084	12,417	667	5.4
Manufacturing	22	53	(31)	(58.5)
Other	(19,071)	(11,359)	(7,712)	(67.9)
Earnings Before Income Taxes for Reportable Segments	26,855	38,597	(11,742)	(30.4)
Elimination of Intersegment Profit	(5)	(53)	48	90.6
Cash to Accrual and Other Adjustments	2,570	7,500	(4,930)	(65.7)
Total	$29,420	$46,044	$(16,624)	(36.1)%
Earnings (loss) before income taxes decreased $16.6 million, or 36.1%, and were impacted by $13.4 million in legal and regulatory expense related to a pending regulatory investigation in 2013 and $10.4 million related to the retirement of the Company's founder and Chairman of the Board in 2012, both of which have been included in "Other" segment results.
Net earnings decreased $7.8 million to $21.1 million in 2013 compared with $28.9 million in 2012, representing a 27.0% decrease. As a percentage of total revenues, net earnings were 3.9% and 5.5% in 2013 and 2012, respectively. As described previously, net earnings for 2013 included $13.4 million in legal and regulatory expense and increased operating expenses resulting primarily from increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth and increased legal fees, coupled with a decrease in non-retail sales due to less demand for products by franchisees. Additionally, net earnings benefited from a reduction in the effective tax rate of 8.9 percentage points, from 37.1% during the three months ended September 30, 2012 to 28.2% during the three months ended September 30, 2013.

Results of Operations – Nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Lease Revenues and Fees	$1,330,526	$1,264,564	$65,962	5.2%
Retail Sales	32,618	30,119	2,499	8.3
Non-Retail Sales	262,152	299,160	(37,008)	(12.4)
Franchise Royalties and Fees	51,564	49,628	1,936	3.9
Other	9,803	10,654	(851)	(8.0)
	1,686,663	1,654,125	32,538	2.0
COSTS AND EXPENSES:
Retail Cost of Sales	19,357	17,120	2,237	13.1
Non-Retail Cost of Sales	239,207	273,143	(33,936)	(12.4)
Operating Expenses	764,135	709,774	54,361	7.7
Legal and Regulatory Expense/(Income)	28,400	(35,500)	63,900	nmf
Retirement and Vacation Charges	4,917	10,394	(5,477)	(52.7)
Depreciation of Lease Merchandise	477,523	457,350	20,173	4.4
	1,533,539	1,432,281	101,258	7.1
OPERATING PROFIT	153,124	221,844	(68,720)	(31.0)
Interest Income	2,241	2,708	(467)	(17.2)
Interest Expense	(4,516)	(4,889)	373	7.6
EARNINGS BEFORE INCOME TAXES	150,849	219,663	(68,814)	(31.3)
INCOME TAXES	52,857	83,252	(30,395)	(36.5)
NET EARNINGS	$97,992	$136,411	$(38,419)	(28.2)%
nmf- Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,559,951	$1,539,702	$20,249	1.3%
HomeSmart[1]	47,623	40,384	7,239	17.9
RIMCO[1]	15,447	12,430	3,017	24.3
Franchise[2]	51,564	49,628	1,936	3.9
Manufacturing	78,622	72,124	6,498	9.0
Other	2,120	3,230	(1,110)	(34.4)
Revenues of Reportable Segments	1,755,327	1,717,498	37,829	2.2
Elimination of Intersegment Revenues	(76,427)	(72,124)	(4,303)	(6.0)
Cash to Accrual Adjustments	7,763	8,751	(988)	(11.3)
Total Revenues from External Customers	$1,686,663	$1,654,125	$32,538	2.0%
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased $20.2 million to $1.560 billion due to a 4.8% increase in lease revenues and fees, partially offset by a 13.1% decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 52 Company-operated stores since September 30, 2012 and a .9% increase in same store revenues. Non-retail sales decreased due to less demand for products by franchisees.
HomeSmart. HomeSmart segment revenues increased $7.2 million to $47.6 million primarily due to a 17.4% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 7.4% increase in same store revenues over the nine months ended September 30, 2012.
RIMCO. RIMCO segment revenues increased $3.0 million to $15.4 million due to an increase in lease revenues and fees, primarily attributable to the addition of six Company-operated stores since September 30, 2012.
Franchise. Franchise segment revenues increased $1.9 million to $51.6 million primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 44 franchised stores since September 30, 2012 and an increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment are primarily revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.
Cost and Expenses
Retail cost of sales. Retail cost of sales increased $2.2 million, or 13.1%, to $19.4 million during the nine months ended September 30, 2013, from $17.1 million for the comparable period in 2012, and as a percentage of retail sales, increased to 59.3% from 56.8% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased 12.4% to $239.2 million during the nine months ended September 30, 2013, from $273.1 million for the comparable period in 2012 due to less demand from our franchisees for merchandise we sell to them, and as a percentage of non-retail sales, decreased from 91.3% in 2012 to 91.2% in 2013.
Operating expenses. Operating expenses increased $54.4 million to $764.1 million during the nine months ended September 30, 2013, from $709.8 million for the comparable period in 2012, a 7.7% increase. As a percentage of total revenues, operating expenses increased to 45.3% in 2013 from 42.9% in 2012, due in part to charges of $3.0 million related to the impairment of various land outparcels and buildings; a $1.0 million charge to operating expenses as a result of changes in foreign currency exchange rates; increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth; increased lease merchandise adjustments; and a decrease in non-retail sales due to less demand for products by franchisees.

Legal and regulatory expense (income). Legal and regulatory expense during the nine months ended September 30, 2013 was $28.4 million relating to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation. Legal and regulatory income during the nine months ended September 30, 2012 was $35.5 million and represents the reversal of an accrual in the first quarter of 2012 related to the settlement of a lawsuit.
Retirement and vacation charges. Retirement and vacation charges during the nine months ended September 30, 2013 were $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies. Retirement and vacation charges during the nine months ended September 30, 2012 were $10.4 million associated with the retirement of the Company's founder and Chairman of the Board.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $20.2 million to $477.5 million during the nine months ended September 30, 2013 from $457.4 million during the comparable period in 2012, or 4.4%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership, HomeSmart and RIMCO segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2013 and 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 35.9% from 36.2% in the prior year.
Operating Profit
Interest income. Interest income decreased to $2.2 million during the nine months ended September 30, 2013 compared with $2.7 million for the comparable period in 2012. The decrease in interest income is due to lower average interest-bearing investment balances during the nine months ended September 30, 2013 as compared to the same period last year.
Interest expense. Interest expense decreased to $4.5 million during the nine months ended September 30, 2013 compared with $4.9 million for the comparable period in 2012. The decrease in interest expense was due to lower average debt levels during the first nine months of 2013 as a result of the repayment at maturity of the remaining $12 million principal outstanding under the Company’s 5.03% senior unsecured notes issued in July 2005 and due July 2012.
Income Tax Expense
Income tax expense decreased $30.4 million to $52.9 million for the nine months ended September 30, 2013, compared to $83.3 million for the comparable period in 2012, representing a 36.5% decrease. The effective tax rate was 35.0% for the nine months ended September 30, 2013 and 37.9% for the nine months ended September 30, 2012. The effective tax rate decreased 2.9 percentage points primarily as a result of the recognition of tax benefits related to the Company's furniture manufacturing operations, additional Work Opportunity Tax Credits related to the American Taxpayer Relief Act of 2012 enacted on January 3, 2013 and the recognition of deductions for executive compensation previously expected to be non-deductible.
Net Earnings
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
			2013 vs. 2012
(In Thousands)	2013	2012	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$145,795	$190,690	$(44,895)	(23.5)%
HomeSmart	(2,468)	(5,222)	2,754	52.7
RIMCO	(18)	596	(614)	(103.0)
Franchise	40,841	39,137	1,704	4.4
Manufacturing	67	579	(512)	(88.4)
Other	(50,019)	(13,786)	(36,233)	(262.8)
Earnings Before Income Taxes for Reportable Segments	134,198	211,994	(77,796)	(36.7)
Elimination of Intersegment Profit	(55)	(579)	524	90.5
Cash to Accrual and Other Adjustments	16,706	8,248	8,458	102.5
Total	$150,849	$219,663	$(68,814)	(31.3)%

Earnings (loss) before income taxes decreased $68.8 million, or 31.3%, primarily due to a $44.9 million, or 23.5%, decrease in the Sales and Lease Ownership segment, which includes the impact of the reversal of the lawsuit accrual of $35.5 million during the nine months ended September 30, 2012. Earnings before income taxes were also impacted by $28.4 million in legal and regulatory expense related to a pending regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies during the nine months ended September 30, 2013, as well as $10.4 million related to the retirement of the Company's founder and Chairman of the Board during the nine months ended September 30, 2012, all of which have been included in "Other" segment results.
Net earnings decreased $38.4 million to $98.0 million during the nine months ended September 30, 2013 compared with $136.4 million for the comparable period in 2012, representing a 28.2% decrease. As a percentage of total revenues, net earnings were 5.8% and 8.2% in 2013 and 2012, respectively. As previously described, net earnings during the nine months ended September 30, 2013 included charges of $28.4 million related to a pending regulatory investigation and $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies. Net earnings during the nine months ended September 30, 2012 included the recognition of pre-tax income of $35.5 million related to the settlement of a lawsuit and retirement expense of $10.4 million primarily related to the retirement of the Company's founder and Chairman of the Board.
Balance Sheet
Cash and Cash Equivalents. The Company’s cash balance increased to $309.2 million at September 30, 2013 from $129.5 million at December 31, 2012. For additional information related to the $179.7 million increase in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.
Investments. Our investment balance increased to $106.7 million at September 30, 2013 from $85.9 million at December 31, 2012. The $20.8 million increase was primarily a result of purchases of investments, partially offset by scheduled maturities and calls of investments, in the first nine months of 2013.
Accounts Receivable. Accounts receivable decreased $14.5 million to $59.7 million at September 30, 2013 from $74.2 million at December 31, 2012, primarily due to a decrease in franchise-related receivables related to lower sales of merchandise to franchisees during 2013.
Lease Merchandise, Net. The decrease of $65.7 million in lease merchandise, net of accumulated depreciation, to $898.4 million at September 30, 2013 from $964.1 million at December 31, 2012 is primarily the result of a net decrease of $60.8 million in the Sales and Lease Ownership segment and a net decrease of $7.9 million in the HomeSmart segment.
Accrued Regulatory Expense. Accrued regulatory expense increased $28.4 million from $0 at December 31, 2012 to $28.4 million at September 30, 2013 related to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices.
Liquidity and Capital Resources
General
Cash flows from operating activities for the nine months ended September 30, 2013 and 2012 were $244.5 million and $86.6 million, respectively. The $157.8 million increase in cash flows from operating activities during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due, in part, to a $41.7 million reduction in accrued litigation expense during the first quarter of 2012 resulting from the settlement of a lawsuit and $28.4 million in non-cash legal and regulatory expense during the nine months ended September 30, 2013 for loss contingencies related to the pending regulatory investigation by the California Attorney General. The increase in cash flows from operating activities also includes a net $104.0 million decrease in lease merchandise, net of the effects of acquisitions.

Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $3.7 million and $10.7 million during the nine months ended September 30, 2013 and 2012, respectively.
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
At September 30, 2013, we did not have any amounts outstanding under our revolving credit agreement. Our current revolving credit facility expires December 13, 2017 and the total available credit on the facility is $140.0 million. As of September 30, 2013, the Company had outstanding $125 million in senior unsecured notes, originally issued to several insurance companies in a private placement in July 2011. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.
On October 8, 2013, the Company's revolving credit agreement, senior unsecured notes and franchise loan agreement were amended to remove or adjust certain covenants to make them less restrictive. The amendments to the Company's revolving credit agreement, senior unsecured notes and franchise loan agreement are discussed in further detail in Note 8 to these consolidated financial statements.
Our revolving credit agreement, senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1 (“EBITDA”, in each case, means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges). If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at September 30, 2013 and believe that we will continue to be in compliance in the future.
We purchase our stock in the market from time to time as authorized by our board of directors. We had no purchases of common stock during the first nine months of 2013. In October 2013, the Board of Directors authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000.

We have a consistent history of paying dividends, having paid dividends for 26 consecutive years. A $.015 per share dividend on common stock was paid in January 2012, April 2012, July 2012, and October 2012 for a total cash outlay of $4.6 million. In November 2012, our board of directors increased the dividend 13.3% for the fourth quarter of 2012 to $.017 per share and an aggregate dividend of $1.3 million was paid to holders of common stock in December 2012. A $.017 per share dividend on common stock was paid in April 2013, July 2013 and September 2013 for a total cash outlay of $3.9 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the nine months ended September 30, 2013, we made $35.1 million in federal and state income tax payments. Within the next three months, we anticipate that we will make cash payments for federal and state income taxes of approximately $26.0 million.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the "2010 TRA") allowed for a deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The 2010 TRA also allowed for a deduction of 50% of the cost of qualified property placed in service during 2012. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. We estimate that at December 31, 2012, the remaining tax deferral associated with the laws described above was approximately $180.0 million, of which approximately 76% will reverse in 2013 and most of the remainder will reverse in 2014 and 2015.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2013 are shown in the table below under “Contractual Obligations and Commitments.”
As of September 30, 2013, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are seven current officers (of which six are current executive officers) and four former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from the Company in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC leases back these properties to the Company for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another ten of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $556,000. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our current franchise loan agreement has a maturity date of December 12, 2013. On October 8, 2013, the Company entered into the sixth amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as previously amended. Pursuant to this facility, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amendments to the franchise loan agreement change the “Restricted Payments” negative covenant, which imposes certain restrictions on the amount of payments that can be made in respect of dividends, distributions, redemptions and stock repurchases paid in cash, to make such covenant less restrictive. We remain subject to financial covenants under the franchise loan facility.

At September 30, 2013, the portion that we might be obligated to repay in the event franchisees defaulted was $104.1 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchisee loan and guaranty program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of September 30, 2013:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$128,250	$25,000	$53,250	$50,000	$—
Capital Leases	12,851	2,042	4,494	3,572	2,743
Interest Obligations	24,085	5,306	10,171	8,559	49
Operating Leases	519,159	107,921	164,358	98,579	148,301
Purchase Obligations	35,225	18,675	16,481	69	—
Retirement Obligations	10,705	5,037	3,960	1,656	52
Total Contractual Cash Obligations	$730,275	$163,981	$252,714	$162,435	$151,145

Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the nine months ended September 30, 2012 and the Chief Operating Officer during the nine months ended September 30, 2013.
The following table shows the approximate amounts of our commercial commitments as of September 30, 2013:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$104,076	$104,076	$—	$—	$—
Deferred income tax liabilities as of September 30, 2013 were $244.0 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Market Risk
As of September 30, 2013, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2013, a hypothetical 1.0% increase or decrease in interest rates would not be material.
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
The information called for by this item is provided under Item 7A in the Company’s 2012 Annual Report. Our exposures to market risk have not changed materially since December 31, 2012.

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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Refer to Note 5 to these consolidated financial statements for a discussion of the legal proceedings, which disclosure is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in its 2012 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no purchases of common stock during the nine months ended September 30, 2013. As of September 30, 2013, 15 million common shares were available for repurchase under the purchase authority approved by the Company’s Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of Aaron's, Inc., effective as of October 7, 2013, filed as Exhibit 3.1 to the 8-K filed October 8, 2013, which exhibit is by this reference incorporated within.

10.1
Amendment No. 2 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of October 8, 2013, filed as Exhibit 10.1 to the 8-K filed October 15, 2013, which exhibit is by this reference incorporated within.

10.2
Fifth Amendment to Revolving Credit Agreement, by and among Aaron's, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of October 8, 2013, filed as Exhibit 10.2 to the 8-K filed October 15, 2013, which exhibit is by this reference incorporated within.

10.3
Sixth Amendment to the Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of October 8, 2013, filed as Exhibit 10.3 to the 8-K filed October 15, 2013, which exhibit is by this reference incorporated within.

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

101
The following financial information from Aaron’s, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date – November 1, 2013	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date – November 1, 2013		/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller