Form 10-K
period 2013-12-31
AARON'S INC
filed 2014-02-24
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013 was $2,114,241,463 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 10, 2014, there were 71,977,000 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by Aaron’s, Inc. (the "Company") about future events and expectations, including statements in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not statements of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to management.
Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand, litigation and regulatory proceedings and those factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
The above mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I.
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our” and similar expressions are references to Aaron’s, Inc. and its consolidated subsidiaries.
General Development of Business
Established in 1955 and incorporated in 1962 as a Georgia corporation, Aaron’s, Inc., is a leading specialty retailer of consumer electronics, computers, residential furniture, household appliances and accessories. We engage in the lease ownership, lease and retail sale of a wide variety of products such as widescreen and LCD televisions, computers, tablets, living room, dining room and bedroom furniture, washers, dryers and refrigerators. Our stores carry well-known brands such as Samsung®, Frigidaire®, Hewlett-Packard®, LG®, Maytag®, Simmons®, JVC®, Sharp® and Magnavox®.
As of December 31, 2013, we had 2,151 stores, comprised of 1,370 Company-operated stores in 29 states and 781 independently-owned franchised stores in 47 states and Canada. Included in the Company store counts above are 1,262 Aaron’s Sales & Lease Ownership stores, 81 Company-operated HomeSmart stores, our weekly pay sales and lease ownership concept, and 27 Company-operated RIMCO stores, our automobile tires, wheels and rims sales and lease ownership concept. In January of 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
Total revenues increased to $2.2 billion in 2013 from $1.7 billion in 2009, representing a 6.5% compound annual growth rate. Our total net earnings from continuing operations increased to $120.7 million in 2013 from $112.9 million in 2009, representing a 1.7% compound annual growth rate.
We own or have rights to various trademarks and trade names used in our business including Aaron’s, Aaron’s Sales & Lease Ownership, RIMCO and Woodhaven Furniture Industries. We intend to file for trade name and trademark protection when appropriate.
Over the past several years, our long-term strategies have included:

•
Opening additional Company-operated sales and lease ownership stores - We open sales and lease ownership stores in existing and select new geographic markets. Additional stores help us to realize economies of scale in purchasing, marketing and distribution. We have added a net of 333 Company-operated sales and lease ownership stores since the beginning of 2009.

•
Increasing our sales and lease ownership franchises - We believe that our franchise program allows for strategic growth and increased brand exposure in new markets. In addition, the combination of Company-operated and franchised stores creates a larger store base that generally enhances the economies of scale in purchasing, distribution, manufacturing and advertising. Franchise fees and royalties represent a growing source of revenues for us. We have added a net of 277 franchised stores since the beginning of 2009.

•
Increasing revenues and net earnings from existing sales and lease ownership stores - We experienced same store revenue growth (revenues earned in stores open for the entirety of the measured periods) from our Company-operated sales and lease ownership stores of .9% in 2013, 5.1% in 2012 and 4.4% in 2011. We calculate same store revenue growth by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores.

•
Pursuing selective acquisitions in both new and existing sales and lease ownership markets - When opportune, we explore acquisitions of other rent-to-own operations and select franchised stores. Since the beginning of 2009, we have acquired the lease agreements, merchandise and assets of 220 sales and lease ownership stores. We merged 87 of these stores with existing locations and six stores were sold to franchisees, resulting in 127 net new stores from acquisitions. When attractive, we also seek to convert the stores of existing independent operators to Aaron's Sales & Lease Ownership franchised stores. Since the beginning of 2009, we purchased 69 and sold 61 of our sales and lease ownership stores to franchisees.

•
Developing and expanding the HomeSmart weekly pay concept - In 2010, we opened our first HomeSmart store and had 81 Company-operated stores open at the end of 2013. We expect revenues from our HomeSmart division to increase as these recently opened stores add customers and start-up losses in existing stores diminish as the stores mature. We plan to open additional HomeSmart stores in the future assuming acceptable financial returns can be achieved.

•
Exploring international expansion - In 2011, we purchased 11.5% of newly issued shares of common stock of a U.K. based rent-to-own company. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in the U.K. company at any time through December 31, 2013. We did not exercise this purchase option, but the Company is in discussions with owners of the U.K. company to extend our relationship into 2015. We may pursue additional attractive international opportunities as they present themselves.

Business Segments
Our major operating and reportable segments are Sales and Lease Ownership, HomeSmart, Franchise, Manufacturing and, prior to its sale in January 2014, RIMCO. All of our Company-operated stores are located in the United States. Our franchise operations are located in the United States and Canada. Additional information on our five reportable segments may be found in (i) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.

Sales & Lease Ownership
Our Aaron's Sales & Lease Ownership operation was established in 1987 and employs a monthly payment model to provide durable household goods to lower to middle income consumers. Its customer base is comprised primarily of consumers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron's Sales & Lease Ownership division take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.
We have developed a distinctive concept for our sales and lease ownership stores including specific merchandising, store layout, pricing and agreement terms all designed to appeal to our target consumer market. We believe these features create a store and a sales and lease ownership concept that is distinct from the operations of both the rent-to-own industry generally and of consumer electronics and home furnishings retailers who finance merchandise.
The typical Aaron's Sales & Lease Ownership store layout is a combination showroom and warehouse comprising 7,500 to 10,000 square feet, with an average of approximately 9,000 square feet. In addition, we are testing a smaller concept in urban markets comprising 4,500 to 5,000 square feet. We select locations for new Aaron's Sales & Lease Ownership stores by focusing on well-maintained shopping plazas with good access that are located in established working class neighborhoods and communities. We also build to suit or occupy stand-alone stores in certain markets. We place many of our stores near the stores of a competitor. Each Aaron's Sales & Lease Ownership store usually maintains at least two trucks and crews for pickups and deliveries. We generally offer same or next day delivery for addresses located within approximately ten miles of the store. Our stores provide a broad selection of brand name electronics, computers, appliances and furniture, including furniture manufactured by our Woodhaven Furniture Industries division.
We believe that our Aaron's Sales & Lease Ownership stores offer prices that are lower than similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 95% of our Aaron's Sales & Lease Ownership agreements have monthly terms with the remaining 5% being semi-monthly. By comparison, weekly agreements are the industry standard. In addition, we believe our agreements generally provide for a shorter time to customer ownership of the merchandise.
We may re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We may also offer up-front purchase options at prices we believe are competitive with traditional retailers. At December 31, 2013, we had 1,262 Company-operated Aaron's Sales & Lease Ownership stores in 29 states.

HomeSmart
Our HomeSmart division began operations in 2010 and was developed to serve customers who prefer the flexibility of weekly payments and renewals. The consumer goods we provide in our HomeSmart division are substantially similar to those available in our Aaron's Sales & Lease Ownership stores.

The typical HomeSmart store layout is a combination showroom and warehouse of 4,000 to 6,000 square feet, with an average of approximately 5,000 square feet. Store site selection, delivery capabilities and lease merchandise range are generally similar to those described above for our Aaron's Sales & Lease Ownership stores.
We believe that our HomeSmart stores offer prices that are lower than similar items offered by traditional rent-to-own operators. Approximately 34% of our HomeSmart agreements have monthly terms, 7% are semi-monthly and the remaining 59% are weekly. We may also offer an up-front purchase option at prices we believe are competitive with traditional retailers. At December 31, 2013, we had 81 Company-operated HomeSmart stores in 11 states.

RIMCO
In 2004, we opened two experimental stores under the RIMCO brand name that lease automobile wheels, tires and rims to customers under sales and lease ownership agreements. Although the products offered were distinct from those in our Aaron's Sales & Lease Ownership stores, the RIMCO branded stores were managed, monitored and operated substantially similar to our Aaron's Sales & Lease Ownership stores. In January of 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.

Franchise
In addition to opening new Company-operated Aaron's Sales & Lease Ownership and HomeSmart stores and making selective acquisitions of competitors, we franchise our Aaron's Sales & Lease Ownership and HomeSmart stores in markets where we have no immediate plans to enter. As a result, our franchised stores do not compete with Company-operated stores. Our franchise program adds value to our Company by allowing us to (i) recognize additional revenues from franchise fees and royalties, (ii) strategically grow without incurring direct capital or other expenses, (iii) lower our average costs of purchasing, manufacturing and advertising through economies of scale and (iv) increase consumer recognition of our brands.
Franchisees are approved on the basis of the applicant’s business background and financial resources. We seek franchisees who will enter into area development agreements that will cover multiple stores, but will engage with franchisees for single stores under certain circumstances. Most franchisees are involved in the day-to-day operations of their stores.
We enter into agreements with our franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we receive a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 5% or 6% of the weekly cash collections from their franchised stores.
Because of the importance of location to our store strategy, we assist each franchisee in selecting the proper site for each store. We typically will visit the intended market and provide guidance to the franchisee through the site selection process. Once the franchisee selects a site, we provide support in designing the floor plan, including the proper layout of the showroom and warehouse. In addition, we assist the franchisee in the design and decor of the showroom to ensure consistency with our requirements. We also lease the exterior signage to the franchisee and provide support with respect to pre-opening advertising, initial inventory and delivery vehicles.
Qualifying franchisees may take part in a financing arrangement we have established with several financial institutions to assist the franchisee in establishing and operating their store(s). Although an inventory financing plan is the primary component of the financing program, we have also arranged, in certain circumstances, for the franchisee to receive a revolving credit line, allowing them to expand operations. We provide guarantees for amounts outstanding under this franchisee financing program.
All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications. Additionally, each franchise is required to represent and warrant its compliance with all applicable federal, state and/or local laws, regulations and ordinances with respect to its business operations. Although franchisees are not generally required to purchase their lease merchandise from our fulfillment centers, most do so in order to take advantage of Company-sponsored financing, bulk purchasing discounts and favorable delivery terms.
Our internal audit department conducts annual financial audits of each franchisee, as well as annual operational audits of each franchised store. In addition, our proprietary management information system links each Company and franchised store to our corporate headquarters.

Manufacturing
Woodhaven Furniture Industries, our manufacturing division, we believe, makes us the only major furniture lease company in the United States that manufactures its own furniture. Integrated manufacturing enables us to control critical features such as quality, cost, delivery, styling, durability and quantity of our furniture products, and, we believe, provides an integration advantage over our competitors. Substantially all produced items are leased or sold through Company-operated or franchised stores.
Our Woodhaven Furniture Industries division produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe results in reduced production costs, enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable and soil-resistant fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture for use in reconditioning leased furniture that has been returned.
The division consists of five furniture manufacturing plants and nine bedding manufacturing facilities aggregating approximately 818,000 square feet of manufacturing capacity.

Aaron's Office Furniture
Prior to 2010, we operated Aaron's Office Furniture stores which rented and sold new and rental return merchandise to individuals and businesses. Its focus was leasing office furniture to business customers. In June 2010, we made the strategic decision to wind down the operations of the remaining Aaron's Office Furniture stores, and the last remaining store was sold in August 2012. We did not incur significant charges in 2013, 2012 or 2011 related to winding down this division.
Operations
Operating Strategy
Our operating strategy is based on distinguishing our brand from those of our competitors along with maximizing our operational efficiencies. We implement this strategy by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally, (ii) offering high levels of customer service, (iii) promoting our vendors and Aaron’s brand names, (iv) managing merchandise through our manufacturing and distribution capabilities and (v) utilizing proprietary management information systems.

We believe that the success of our sales and lease ownership operations is attributable to our distinctive approach to the business that distinguishes us from both our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differs from our competitors. These include (i) offering lease ownership agreements that result in a lower “all-in” price, (ii) maintaining larger and more attractive store showrooms, (iii) offering a wider selection of higher-quality merchandise and (iv) providing an up-front cash and carry purchase options on select merchandise at prices competitive with traditional retailers. Most of our sales and lease ownership customers make their payments in person and we use these frequent visits to strengthen the customer relationship.

A critical component of our success is our commitment to developing good relationships with our customers. We believe providing high levels of service attracts recurring business and encourages our customers to lease merchandise for the full agreement term. We demonstrate our commitment to superior customer service by providing customers with rapid delivery of leased merchandise, in many cases by same or next day delivery. We also have an employee training program called Aaron’s University which includes a 150-plus course curriculum designed to enhance the customer relation skills of both Company-operated and franchised store personnel.

Our marketing targets both current Aaron’s customers and potential customers. We feature brand name products available through our no-credit-needed lease ownership plans. We utilize national and local broadcast advertising to promote our brand and for special promotions throughout the year. We also maintain a presence with our target consumers via our sponsorship of NASCAR Sprint Cup Racing, digital and social marketing, direct mail and email sent to our database, and a national shared-mail program distributing a circular to millions of households 12 months a year.

We believe that our manufacturing operations and network of 17 operating fulfillment centers provide us with a strategic advantage over our competitors. Integrated manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise as well as providing us with a reliable source of products. Our distribution system allows us to deliver merchandise promptly to our stores in order to quickly meet customer demand and effectively manage inventory levels.

Finally, we use proprietary computerized information systems to systematically pursue collections, manage merchandise returns and match inventory with demand. Each of our stores is network linked to our corporate headquarters enabling us to monitor store performance on a daily basis.
Store Operations

Our Aaron's Sales & Lease Ownership division has 12 divisional vice presidents who are responsible for the overall performance of their respective divisions. HomeSmart employs one senior vice president responsible for that division’s performance. Each division is subdivided into geographic groupings of stores overseen by a total of 136 Aaron's Sales & Lease Ownership regional managers and 14 HomeSmart regional managers.
At the individual store level, the store manager is primarily responsible for managing and supervising all aspects of store operations, including (i) customer relations and account management, (ii) deliveries and pickups, (iii) warehouse and inventory management, (iv) merchandise selection, (v) employment decisions, including hiring, training and terminating store employees and (vi) certain marketing initiatives. Store managers also administer the processing of lease return merchandise including making determinations with respect to inspection, repairs, sales, reconditioning and subsequent leasing.
Our business philosophy emphasizes safeguarding of Company assets, strict cost containment and fiscal controls. All personnel are expected to monitor expenses to contain costs. We pay all material invoices from Company headquarters in order to enhance fiscal accountability. We believe that careful monitoring of lease merchandise as well as operational expenses enables us to maintain financial stability and profitability.
We use computer-based management information systems to facilitate collections, merchandise returns and inventory monitoring. Through the use of proprietary software, each of our stores is network linked directly to corporate headquarters enabling us to monitor single store performance on a daily basis. This network system assists the store manager in (i) tracking merchandise on the showroom floor and warehouse, (ii) minimizing delivery times, (iii) assisting with product purchasing and (iv) matching customer needs with available inventory.

Lease Agreement Approval, Renewal and Collection
One of the factors in the success of our sales and lease ownership operation is timely cash collections, which are monitored by store managers. Customers are contacted within a few days of their lease payment due dates to encourage them to keep their agreement current rather than returning the merchandise. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
We generally perform no formal credit check with third party service providers with respect to sales and lease ownership customers. We do, however, verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for merchandise require payments in advance and the merchandise normally is recovered if a payment is significantly in arrears. We do not extend credit to our customers.
Net Company-wide merchandise shrinkage as a percentage of combined lease revenues was 3.3%, 3.3% and 3.0% in 2013, 2012 and 2011, respectively. We believe that our collection and recovery policies materially comply with applicable law and we discipline any employee we determine to have deviated from such policies.

Customer Service

We believe that customer service is an essential element in the success of our business. Customer satisfaction is critical because our customers typically have the option of returning the leased merchandise at any time. Our goal, therefore, is to develop positive associations about Aaron’s and our products in the minds of our customers from the moment they enter our showrooms. Through Aaron’s Service Plus, customers receive benefits including a 120 days same-as-cash option, repair service at no additional charge, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.
Our emphasis on customer service requires that we develop skilled, effective employees who value our customers and project a genuine desire to serve their needs. To meet this requirement, we have developed Aaron’s University, one of the most comprehensive employee training programs in the industry.  Aaron’s University is designed to provide a uniform customer service experience without reference to store location or nature of store ownership. The primary focus of Aaron’s University is standardizing operating procedures throughout our system. Our national trainers provide live interactive instruction via webinars to entry level and management level associates. The program is also complimented with a robust e- learning library with a constantly growing curriculum.
In addition to the e-learning program, Aaron’s University has a management development program that offers facilities-based training for current managers and store management caliber associates. Additionally, we periodically produce video based communications on a variety of topics of interest to store personnel regarding current Company initiatives. Our policy of promoting from within improves employee retention and emphasizes our commitment to customer service as well as allowing us to capture the benefits of our training programs.

Purchasing and Distribution
Our product mix is determined by store managers in consultation with regional managers and divisional vice presidents, based on an analysis of customer demands.
The following table shows the percentage of Company revenues for the years ended December 31, 2013, 2012 and 2011 attributable to different merchandise categories:

Merchandise Category	2013	2012	2011
Furniture	36%	35%	32%
Electronics	29%	32%	36%
Appliances	22%	20%	17%
Computers	9%	10%	12%
Other	4%	3%	3%
We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. We have no long-term agreements for the purchase of merchandise.
Sales and lease ownership operations utilize our 17 fulfillment centers to control merchandise. These centers average approximately 118,000 square feet giving us approximately 2.0 million square feet of logistical capacity. Most of our continental U.S. stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
We realize freight savings from bulk discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks and various contract carriers to make weekly deliveries to individual stores.

Marketing and Advertising

Aaron’s reaches its customer demographic by utilizing national broadcast, cable television and radio networks with a combination of brand/image messaging and product/price promotions. Examples of networks are as follows: FOX, TBS, TELEMUNDO, UNIVISION and multiple cable networks that target our customer. In addition, we have enhanced our broadcast presence with digital marketing and via social environments such as Facebook and Twitter.

Aaron’s targets new and current customers each month distributing over 28 million, four-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options, and benefits of Aaron’s no-credit-needed lease ownership plans. We implement grand opening marketing initiatives, designed to ensure each new store quickly establishes a strong customer base. We also distribute millions of email and direct mail promotions on an annual basis.

Aaron’s sponsors motorsports teams and event broadcasts at various levels along with select professional and collegiate sports, such as NFL and NBA teams, SEC and ACC college athletic programs, and an IMG collegiate sports national sponsorship package of 37 schools. We also begin our 15th year as a NASCAR Sprint Cup team sponsor of Michael Waltrip Racing in the NASCAR Sprint Cup Series. From a meager, six-race, part-time sponsorship of Michael Waltrip in the Nationwide Series in 2000, Aaron’s sponsorship and activity in the sport has grown every year. In 2013, Aaron's announced an exciting development as the Company's NASCAR commitment expanded to a new level. Aaron’s has committed to a full-time sponsorship of the Michael Waltrip Racing No. 55 with driver Brian Vickers in the NASCAR Sprint Cup Series beginning in the 2014 race season.

Our premier title sponsorship continues to be the Aaron’s Dream Weekend at Talladega Superspeedway consisting of the Aaron’s 499 NASCAR Sprint Cup Series Race and the Aaron’s 312 NASCAR Nationwide Series Race. These races are broadcast live on national television and are among the most watched events on the NASCAR circuit.

All of our sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that we believe significantly enhance the Company’s brand awareness and customer loyalty.
Competition
The rent-to-own industry is highly competitive. Our largest competitor is Rent-A-Center, Inc. Aaron’s and Rent-A-Center, which are the two largest rent-to-own industry participants, account for approximately 5,500 of the 10,400 rent-to-own stores in the United States, Canada and Mexico. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms.
Working Capital
We are required to maintain significant levels of lease merchandise in order to provide the service demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of merchandise could materially adversely affect our customer relationships and our business. We believe our operating cash flows, credit availability under our financing agreements and other sources of financing are adequate to meet our normal liquidity requirements.
Raw Materials
The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board, and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier. None of the raw materials we use are in short supply.
Seasonality
Aaron’s revenue mix is moderately seasonal. The first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We tend to experience slower growth in the number of agreements on lease in the third quarter when compared to the other quarters of the year. We expect these trends to continue in future periods.
Industry Overview
The Rent-to-Own Industry
The rent-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a standard industry rent-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. Subject to any applicable minimum lease terms, the customer may cancel the agreement at any time by returning the merchandise to the store. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
The rent-to-own model is particularly attractive to consumers who are unable to pay the full upfront purchase price for merchandise or who lack the credit to qualify for conventional financing programs. Other individuals who find the rent-to-own model attractive are consumers who, despite access to credit, do not wish to incur additional debt, have only a temporary need for the merchandise or desire to field test a particular brand or model before purchasing it.
We believe that the decline in the number of traditional furniture stores, the limited number of retailers that focus on credit installment sales to lower and middle income consumers and the prolonged tightening of the consumer credit market have created a market opportunity for the industry. The traditional retail consumer durable goods market is much larger than the lease market, leaving substantial potential for industry growth. We believe that the portion of the population targeted by the rent-to-own industry comprises approximately 50% of all households in the United States and that the needs of these consumers are generally underserved.

Aaron’s Sales and Lease Ownership versus Traditional Rent-to-Own
We blend elements of rent-to-own and traditional retailing by providing customers with the option to either lease merchandise with the opportunity to obtain ownership or to purchase merchandise outright. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower to middle income consumers than a typical rent-to-own business or the traditional method of credit installment sales.

Our model is distinctive from the conventional rent-to-own model in that we encourage our customers to obtain ownership of their leased merchandise. Based upon industry data, our customers obtain ownership more often (approximately 45%) than in the rent-to-own businesses in general (approximately 25%).

We believe our sales and lease ownership model offers the following distinguishing characteristics versus traditional rent-to-own stores:

•	Lower total cost - our agreement terms generally provide a lower cost of ownership to the customer.

•	Wider merchandise selection - we generally offer a larger selection of higher-quality merchandise.

•	Larger store layout - our stores average 9,000 square feet, nearly twice the size of conventional rent-to-own stores.

•
Fewer payments - our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term for the customer to obtain ownership.

•
Flexible payment methods - we offer our customers the opportunity to pay by cash, check, debit card or credit card. In conventional rent-to-own stores, cash is generally the primary payment medium. Our Aaron's Sales & Lease Ownership stores currently receive approximately 61% of their payment volume (in dollars) from customers by check, debit card or credit card. For our HomeSmart stores, that percentage is approximately 51%.

We believe our sales and lease ownership model also compares well against traditional retailers in areas such as store size, merchandise selection and the latest product offerings. As technology advances and home furnishings and appliances evolve, we intend to continue to offer our customers the latest product developments at affordable prices.
Unlike transactions with traditional retailers, where the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period. Our sales and lease ownership stores offer an up-front “cash and carry” purchase option and a 120 day same-as-cash option on most merchandise at prices that are competitive with traditional retailers.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations or earnings.
A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron's Sales & Lease Ownership and HomeSmart stores. Most state lease purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that rent-to-own companies may charge on rent-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws in those states where we use a lease purchase form of agreement. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.

There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.
In a limited number of states, we utilize a consumer lease form as an alternative to a typical lease purchase agreement. The consumer lease differs from our state lease agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. The consumer lease is governed by federal and state laws and regulations other than the state lease purchase laws. The federal regulations applicable to the consumer lease require certain disclosures similar to the rent-to-own regulations, but are generally less restrictive as to pricing and other charges. We believe we are in material compliance with all laws applicable to our consumer lease program. Whether utilizing a state-specific rental purchase agreement or federal consumer lease form of agreement, it is our policy to provide full disclosure to our customers of all fees they will be charged in their transactions.
Our sales and lease ownership franchise program is subject to Federal Trade Commission, or FTC, regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.
Supply Chain Diligence and Transparency
Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries ("DRC"). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten, and gold, often referred to as conflict minerals, that originate from mines or smelters in the region. Securities and Exchange Commission ("SEC") rules adopted pursuant to the Dodd-Frank Act require reporting companies to disclose annually, among other things, whether any such minerals that are necessary to the functionality or production of products they manufactured during the prior calendar year originated in the DRC and, if so, whether the related revenues were used to support the conflict and/or abuses.
Some of the products manufactured by Woodhaven Furniture Industries, our manufacturing division, may contain tantalum, tin, tungsten and/or gold. Consequently, in compliance with SEC rules, we have adopted a policy on conflict minerals, which can be found on our website. We have also implemented a supply chain due diligence and risk mitigation process with reference to the Organisation for Economic Co-operation and Development, or the OECD, guidance approved by the SEC to assess and report annually whether our products are conflict free.
We expect our suppliers to comply with the OECD guidance and industry standards and to ensure that their supply chains conform to our policy and the OECD guidance. We plan to mitigate identified risks by working with our suppliers and may alter our sources of supply or modify our product design if circumstances require.

Employees
At December 31, 2013, Aaron’s had approximately 12,600 employees. None of our employees are covered by a collective bargaining agreement and we believe that our relations with our employees are good.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is www.aarons.com.
ITEM 1A. RISK FACTORS
Aaron’s business is subject to certain risks and uncertainties. Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.

Our growth strategy depends considerably on opening new Company-operated stores. Our ability to expand our store base is influenced by factors beyond our control, which may impair our growth strategy and impede our revenue growth.

Opening new Company-operated stores is an important part of our growth strategy. Our ability to continue opening new stores may be affected by:

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
Our same store revenues have fluctuated significantly and have declined in recent periods.
Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue growth of .9% in 2013 and 5.1% in 2012. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we have achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, our more recent same store revenue growth has not been as robust, and we may not be able to restore same store revenues to historical higher levels in the future. A number of factors have historically affected our same store revenues, including:

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
The U.S. economy is currently experiencing prolonged uncertainty accompanied by high unemployment. We believe that the extended duration of current economic conditions, particularly as they apply to our customer base, may be resulting in our customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, resulting in decreased revenues. In addition, unemployment may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
If we cannot manage the costs of opening new stores, our profitability may suffer.
Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. During 2013, we estimate that start-up expenses for new stores reduced our net earnings by approximately $10.4 million, or $.14 per diluted share, for our Aaron's Sales & Lease Ownership stores and approximately $300,000 for our HomeSmart stores, which had no impact on earnings per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
We may not be able to attract qualified franchisees, which may slow the growth of our business.
Our growth strategy depends significantly upon our franchisees developing new franchised sales and lease ownership stores, maximizing penetration of their designated markets and operating their stores successfully. We generally seek franchisees who meet our stringent business background and financial criteria and who are willing to enter into area development agreements for multiple stores. A number of factors could inhibit our ability to find qualified franchisees, including general economic downturns or legislative or litigation developments that make the rent-to-own industry less attractive to potential franchisees. These developments could also adversely affect the ability of our franchisees to obtain capital needed to develop and operate new stores.
Operational and other failures by our franchisees may adversely impact us.
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our Company-operated stores. Our franchisees may fail in key areas, which could slow our growth, reduce our franchise revenues or damage our reputation.
If we are unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, our profitability may decrease.
We frequently acquire other sales and lease ownership businesses. Since the beginning of 2009, we acquired the lease agreements, merchandise and assets of 169 Aaron's Sales & Lease Ownership stores and 51 HomeSmart stores. If we are unable to successfully integrate businesses we acquire, we may incur substantial cost and delays in increasing our customer base. In addition, our efforts to integrate acquisitions successfully may divert management’s attention from our existing business, which may harm our profitability. The integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market or with a different management philosophy or operating style.

Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores and traditional retailers. Our competitors in the sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.

In addition, new competitors may emerge or current and potential competitors may establish financial or strategic relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. The occurrence of any of these events could materially adversely impact our business.
If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, we may be required to pay to satisfy these obligations which could have a material adverse effect on our business and financial condition.
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $200.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2013 was $105.0 million.
We have had no significant losses associated with the franchise loan and guaranty program since its inception. Although we believe that any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
The loss of the services of our key executives, or our inability to attract and retain qualified managers, could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Although we have employment agreements with some of our key executives, they are generally terminable on short notice and we do not carry key man life insurance on any of our officers. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially adversely affect our operations.
We are subject to legal and regulatory proceedings from time to time which seek material damages or seek to place significant restrictions on our business operations.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a future governmental or other proceeding or settlement, that significant restrictions will be place upon, or significant changes made, to our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
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
Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that rent-to-own companies may charge on rent-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the “retail” price of the goods.
There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us, nor can we guarantee that Canadian law will not be enacted that would be materially adverse to our franchisees there.
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
As a franchisor, we are subject to regulation by the Federal Trade Commission, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Because we plan to expand our business in part by awarding more franchises, our failure to obtain or maintain approvals to sell franchises could significantly impair our growth strategy. In addition, our failure to comply with applicable franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.
New regulations related to conflict minerals may adversely impact our business.
The Dodd-Frank Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo and adjoining countries. We must comply with annual disclosure and reporting rules adopted by the SEC pursuant to the Dodd-Frank Act because of certain materials used in products manufactured by our manufacturing division, Woodhaven Furniture Industries.
Our supply chain is complex and we do not source our minerals directly from the original mine or smelter. Consequently, we incur costs in complying with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The rules may adversely affect the sourcing, supply and pricing of materials used in our products throughout the supply chain beyond our control, whether or not the subject minerals are conflict free. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all subject minerals used in our products.
If we fail to protect the security of personal information about our customers and employees, we could be subject to costly private litigation, government enforcement actions or material remedial costs.
We collect, transmit and store potentially sensitive information about our employees, franchisees and customers on our information technology systems. Due to the nature of our business, we may collect, transmit and store more of such information than other types of retailers. We also serve as an information technology provider to our franchisees including storing and processing information related to their customers on our systems. Although we take precautions to protect this information, it is possible that hackers or other unauthorized users could attack our systems and attempt to obtain such information, or such information could be exposed by accident or the failure of our systems.
We have experienced security incidents in the past, including an incident in which customer information was compromised, although no security incidents have resulted in a material loss to date. We are in the process of improving our system security, although there can be no assurance that these improvements, or others that we implement from time to time, will be effective to prevent all security incidents. We maintain network security and private liability insurance intended to help mitigate the financial risk of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents.
A significant compromise of sensitive employee or customer information in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions or remediating breaches could be material. Security breaches could also harm our reputation with our customers, potentially leading to decreased revenues.

If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems, whether due to intentional malfeasance by outside parties or to accidental causes, such as “bugs,” crashes, operator error or catastrophic events, could seriously impair our ability to operate our business. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease space for most of our store and warehouse operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years at rental rates generally adjusted on the basis of the consumer price index or other factors. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers and warehouses:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Manufacturing—Bedding and Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Warehouse—Furniture Parts – Leased	111,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Manufacturing—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Manufacturing—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Manufacturing—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Manufacturing—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Manufacturing—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Manufacturing—Bedding Manufacturing – Leased	20,000
Plainfield, Indiana	Manufacturing—Bedding Manufacturing – Leased	24,000
Cheswick, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	19,000
Auburndale, Florida	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Sales and Lease Ownership—Fulfillment Center – Leased	95,000
Obetz, Ohio	Sales and Lease Ownership—Fulfillment Center – Leased	91,000
Dallas, Texas	Sales and Lease Ownership—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Sales and Lease Ownership—Fulfillment Center – Leased	117,000
Sugarland, Texas	Sales and Lease Ownership—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Sales and Lease Ownership—Fulfillment Center – Leased	214,000
LaVergne, Tennessee	Sales and Lease Ownership—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Sales and Lease Ownership—Fulfillment Center – Leased	89,000
Magnolia, Mississippi	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership—Fulfillment Center – Leased	90,000
Portland, Oregon	Sales and Lease Ownership—Fulfillment Center – Leased	98,000
Rancho Cucamonga, California	Sales and Lease Ownership—Fulfillment Center – Leased	92,000
Westfield, Massachusetts	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Sales and Lease Ownership—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Sales and Lease Ownership—Fulfillment Center – Leased	126,000
Auburndale, Florida	Sales & Lease Ownership—Service Center – Leased	7,000
Belcamp, Maryland	Sales & Lease Ownership—Service Center – Leased	5,000
Cheswick, Pennsylvania	Sales & Lease Ownership—Service Center – Leased	10,000
Fairburn, Georgia	Sales & Lease Ownership—Service Center – Leased	8,000
Grand Prairie, Texas	Sales & Lease Ownership—Service Center – Leased	11,000
Houston, Texas	Sales & Lease Ownership—Service Center – Leased	15,000
Huntersville, North Carolina	Sales & Lease Ownership—Service Center – Leased	10,000
Kansas City, Kansas	Sales & Lease Ownership—Service Center – Leased	8,000
Obetz, Ohio	Sales & Lease Ownership—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Sales & Lease Ownership—Service Center – Leased	10,000
Phoenix, Arizona	Sales & Lease Ownership—Service Center – Leased	6,000
Plainfield, Indiana	Sales & Lease Ownership—Service Center – Leased	6,000
Rancho Cucamong, California	Sales & Lease Ownership—Service Center – Leased	4,000
Ridgeland, Mississippi	Sales & Lease Ownership—Service Center – Leased	10,000
South Madison, Tennessee	Sales & Lease Ownership—Service Center – Leased	4,000
Brooklyn, New York	Sales & Lease Ownership—Warehouse – Leased	32,000
Our executive and administrative offices occupy approximately 55,000 square feet in an 11-story, 87,000 square-foot office building that we own in Atlanta, Georgia. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with approximately 51,000 square feet in Kennesaw, Georgia and a one-story building that includes approximately 33,000 square feet in Marietta, Georgia for additional administrative functions. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 8 to the consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
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
The number of shareholders of record of the Company’s common stock at February 10, 2014 was 240. The closing price for the common stock at February 10, 2014 was $29.24.
The following table shows the range of high and low sales prices per share for the Company’s common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2013
First Quarter	$30.90	$26.80	$.017
Second Quarter	29.53	26.92	.017
Third Quarter	30.06	26.43	.017
Fourth Quarter	30.30	26.20	.021

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2012
First Quarter	$31.78	$24.59	$.015
Second Quarter	28.59	24.57	.015
Third Quarter	31.29	27.37	.015
Fourth Quarter	32.53	24.61	.017
Subject to our ongoing ability to generate sufficient income, any future capital needs and other contingencies, we expect to continue our policy of paying quarterly dividends. Under our revolving credit agreement, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment.
Issuer Purchases of Equity Securities
During 2013, the Company repurchased 3,502,627 shares of common stock at an average price of $28.55.

The following table presents our share repurchase activity for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[2]
October 1 through October 31, 2013	—	$—	—	15,000,000
November 1 through November 30, 2013	—	—	—	15,000,000
December 1 through December 31, 2013[1]	3,502,627	28.55	3,502,627	11,497,373
Total	3,502,627		3,502,627
1 In December 2013, the Company paid $125 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of approximately 3.5 million shares. The average price per share was calculated using the fair market value of the shares on the date the initial shares were delivered. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1.0 million shares of common stock. The additional shares received in connection with the accelerated share repurchase program will be reflected in the share repurchase table in future quarters. For further information, see Note 9 to the consolidated financial statements.

2 In October 2013, the Board of Directors authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000. As of December 31, 2013, 11,497,373 shares of common stock remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2013. Certain reclassifications have been made to the prior periods to conform to the current period presentation. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

(Dollar Amounts in Thousands, Except Per Share Data)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$1,748,699	$1,676,391	$1,516,508	$1,402,053	$1,310,709
Retail Sales	40,876	38,455	38,557	40,556	43,394
Non-Retail Sales	371,292	425,915	388,960	362,273	327,999
Franchise Royalties and Fees	68,575	66,655	63,255	59,112	52,941
Other	5,189	5,411	5,298	4,799	3,914
	2,234,631	2,212,827	2,012,578	1,868,793	1,738,957
Costs and Expenses:
Retail Cost of Sales	24,318	21,608	22,619	22,893	25,575
Non-Retail Cost of Sales	337,581	387,362	351,887	329,187	297,923
Operating Expenses	1,022,684	952,617	866,600	822,637	766,728
Legal and Regulatory Expense/(Income)	28,400	(35,500)	36,500	—	—
Retirement and Vacation Charges	4,917	10,394	3,532	—	—
Depreciation of Lease Merchandise	628,089	601,552	547,839	501,467	472,100
Other Operating Expense (Income), Net	1,584	(2,235)	(3,550)	(147)	(3,257)
	2,047,573	1,935,798	1,825,427	1,676,037	1,559,069
Operating Profit	187,058	277,029	187,151	192,756	179,888
Interest Income	2,998	3,541	1,718	509	134
Interest Expense	(5,613)	(6,392)	(4,709)	(3,096)	(4,299)
Other Non-Operating Income (Expense), Net	517	2,677	(783)	617	716
Earnings Before Income Taxes	184,960	276,855	183,377	190,786	176,439
Income Taxes	64,294	103,812	69,610	72,410	63,561
Net Earnings From Continuing Operations	120,666	173,043	113,767	118,376	112,878
Loss From Discontinued Operations, Net of Tax	—	—	—	—	(277)
Net Earnings	$120,666	$173,043	$113,767	$118,376	$112,601
Earnings Per Share From Continuing Operations	$1.59	$2.28	$1.46	$1.46	$1.39
Earnings Per Share From Continuing Operations Assuming Dilution	1.58	2.25	1.43	1.44	1.38
Loss Per Share From Discontinued Operations	—	—	—	—	—
Loss Per Share From Discontinued Operations Assuming Dilution	—	—	—	—	(.01)
Dividends Per Share:
Common Stock	.072	.062	.054	.049	.046
Former Class A Common Stock	—	—	—	.049	.046
FINANCIAL POSITION
(Dollar Amounts in Thousands)
Lease Merchandise, Net	$869,725	$964,067	$862,276	$814,484	$682,402
Property, Plant and Equipment, Net	231,293	230,598	226,619	204,912	215,183
Total Assets	1,827,176	1,812,929	1,731,899	1,500,853	1,320,860
Debt	142,704	141,528	153,789	41,790	55,044
Shareholders’ Equity	1,139,963	1,136,126	976,554	979,417	887,260
AT YEAR END
Stores Open:
Company-operated	1,370	1,324	1,232	1,150	1,097
Franchised	781	749	713	664	597
Lease Agreements in Effect	1,751,000	1,662,000	1,508,000	1,325,000	1,171,000
Number of Associates	12,600	11,900	11,200	10,400	10,000
Earnings per share data has been adjusted for the effect of the 3-for-2 partial stock split distributed on April 15, 2010 and effective April 16, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Aaron’s has demonstrated strong revenue growth over the last three years. Total revenues have increased from $2.013 billion in 2011 to $2.235 billion in 2013, representing a compound annual growth rate of 5.4%. Total revenues for the year ended December 31, 2013 increased $21.8 million, or 1.0%, over the prior year. The majority of our growth comes from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores.
The Company’s franchised store activity and Company-operated store activity for Sales & Lease Ownership, HomeSmart and RIMCO stores is summarized as follows:

	2013	2012	2011
Franchised stores
Franchised stores open at January 1,	749	713	664
Opened	45	56	55
Purchased from the Company	2	3	9
Purchased by the Company	(10)	(21)	(7)
Closed, sold or merged	(5)	(2)	(8)
Franchised stores open at December 31,	781	749	713
Company-operated Sales & Lease Ownership stores
Company-operated Sales & Lease Ownership stores open at January 1,	1,227	1,144	1,135
Opened	33	73	51
Added through acquisition	10	21	8
Closed, sold or merged	(8)	(11)	(50)
Company-operated Sales & Lease Ownership stores open at December 31,	1,262	1,227	1,144
Company-operated HomeSmart stores
Company-operated HomeSmart stores open at January 1,	78	71	3
Opened	3	7	24
Added through acquisition	—	1	44
Closed, sold or merged	—	(1)	—
Company-operated HomeSmart stores open at December 31,	81	78	71
Company-operated RIMCO stores [1]
Company-operated RIMCO stores open at January 1,	19	16	11
Opened	8	3	6
Closed, sold or merged	—	—	(1)
Company-operated RIMCO stores open at December 31,	27	19	16
1 In January 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
We added a net of 46 Company-operated sales and lease ownership stores in 2013. We spend on average approximately $700,000 to $800,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first-year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operations. Comparable stores open more than three years normally achieve approximately $1.4 million in revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations.
We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than through opening only Company-operated stores. Our franchisees added a net of 32 stores in 2013, which was impacted by our purchase of 10 franchised stores during 2013. Franchise royalties and other related fees represent a growing source of high margin revenue for us. Total revenues from franchise royalties and fees for the year ended December 31, 2013 increased from $63.3 million in 2011 to $68.6 million in 2013, representing a compounded annual growth rate of 4.1%. Total revenues from franchise royalties and fees for the year ended December 31, 2013 increased $1.9 million, or 2.9%, over the prior year.

Same Store Revenues. We believe the changes in same store revenues are a key performance indicator. This indicator is calculated by comparing revenues for the year to revenues for the prior year for all stores open for the entire 24-month period, excluding stores that received lease agreements from other acquired, closed or merged stores.
Key Components of Net Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2013, 2012 and 2011, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the terms. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Other Operating Expense (Income), Net. Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment.
Critical Accounting Policies
Revenue Recognition. Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from sales and lease ownership agreements are recognized by the reportable segments as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2013 and 2012, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $45.1 million and $45.3 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $7.9 million and $7.4 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise. Our Aaron’s Sales & Lease Ownership and HomeSmart divisions depreciate merchandise over the applicable agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when leased, and 36 months when not leased, to 0% salvage value. Our policies generally require weekly lease merchandise counts at the stores and write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off. All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable.

We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. Lease merchandise adjustments totaled $58.0 million, $54.9 million and $46.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of December 31, 2013 and 2012, our reserve for closed stores was $2.1 million and $2.8 million, respectively. Due to changes in market conditions, our estimates related to sublease income may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding estimated sublease income, our future obligations related to closed stores on an undiscounted basis were $2.9 million and $4.1 million as of December 31, 2013 and 2012, respectively.
Insurance Programs. We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $31.9 million and $29.8 million at December 31, 2013 and 2012, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $24.4 million and $25.6 million at December 31, 2013 and 2012, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2013.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Legal and Regulatory Reserves. We are subject to various legal and regulatory proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors our litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company establishes an accrued liability for legal and regulatory proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred.
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

Results of Operations
As of December 31, 2013, the Company had five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment. In January of 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
The Company's Sales and Lease Ownership, HomeSmart, RIMCO and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Years Ended December 31, 2013, 2012 and 2011

				Change
	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
(In Thousands)	2013	2012	2011	$	%	$	%
REVENUES:
Lease Revenues and Fees	$1,748,699	$1,676,391	$1,516,508	$72,308	4.3%	$159,883	10.5%
Retail Sales	40,876	38,455	38,557	2,421	6.3	(102)	(.3)
Non-Retail Sales	371,292	425,915	388,960	(54,623)	(12.8)	36,955	9.5
Franchise Royalties and Fees	68,575	66,655	63,255	1,920	2.9	3,400	5.4
Other	5,189	5,411	5,298	(222)	(4.1)	113	2.1
	2,234,631	2,212,827	2,012,578	21,804	1.0	200,249	9.9
COSTS AND EXPENSES:
Retail Cost of Sales	24,318	21,608	22,619	2,710	12.5	(1,011)	(4.5)
Non-Retail Cost of Sales	337,581	387,362	351,887	(49,781)	(12.9)	35,475	10.1
Operating Expenses	1,022,684	952,617	866,600	70,067	7.4	86,017	9.9
Legal and Regulatory Expense/(Income)	28,400	(35,500)	36,500	63,900	nmf	(72,000)	nmf
Retirement and Vacation Charges	4,917	10,394	3,532	(5,477)	(52.7)	6,862	194.3
Depreciation of Lease Merchandise	628,089	601,552	547,839	26,537	4.4	53,713	9.8
Other Operating Expense (Income), Net	1,584	(2,235)	(3,550)	3,819	170.9	1,315	37.0
	2,047,573	1,935,798	1,825,427	111,775	5.8	110,371	6.0

OPERATING PROFIT	187,058	277,029	187,151	(89,971)	(32.5)	89,878	48.0
Interest Income	2,998	3,541	1,718	(543)	(15.3)	1,823	106.1
Interest Expense	(5,613)	(6,392)	(4,709)	(779)	(12.2)	1,683	35.7
Other Non-Operating Income (Expense), Net	517	2,677	(783)	(2,160)	(80.7)	3,460	441.9

EARNINGS BEFORE INCOME TAXES	184,960	276,855	183,377	(91,895)	(33.2)	93,478	51.0

INCOME TAXES	64,294	103,812	69,610	(39,518)	(38.1)	34,202	49.1

NET EARNINGS	$120,666	$173,043	$113,767	$(52,377)	(30.3)%	$59,276	52.1%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
(In Thousands)	2013	2012	2011	$	%	$	%
REVENUES:
Sales and Lease Ownership[1]	$2,076,269	$2,068,124	$1,920,372	$8,145.4%		$147,752	7.7%
HomeSmart[1]	62,840	55,226	15,624	7,614	13.8	39,602	253.5
RIMCO[1]	20,596	16,674	11,317	3,922	23.5	5,357	47.3
Franchise[2]	68,575	66,655	63,255	1,920	2.9	3,400	5.4
Manufacturing	106,523	95,693	89,430	10,830	11.3	6,263	7.0
Other	1,562	3,014	5,539	(1,452)	(48.2)	(2,525)	(45.6)
Revenues of Reportable Segments	2,336,365	2,305,386	2,105,537	30,979	1.3	199,849	9.5
Elimination of Intersegment Revenues	(103,834)	(95,150)	(89,430)	(8,684)	(9.1)	(5,720)	(6.4)
Cash to Accrual Adjustments	2,100	2,591	(3,529)	(491)	(19.0)	6,120	173.4
Total Revenues from External Customers	$2,234,631	$2,212,827	$2,012,578	$21,804	1.0%	$200,249	9.9%
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Year Ended December 31, 2013 Versus Year Ended December 31, 2012
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased $8.1 million to $2.076 billion due to a 3.9% increase in lease revenues and fees, partially offset by a 13.3% decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 118 Company-operated stores since the beginning of 2012 and a .6% increase in same store revenues. Non-retail sales decreased primarily due to less demand for product by franchisees.
HomeSmart. HomeSmart segment revenues increased $7.6 million to $62.8 million due to a 13.3% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a net addition of 10 HomeSmart stores since the beginning of 2012 and a 9.3% increase in same store revenues.
RIMCO. RIMCO segment revenues increased $3.9 million to $20.6 million primarily due to a 26.3% increase in lease revenues and fees, primarily attributable to the addition of 11 Company-operated stores since the beginning of 2012. In January of 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
Franchise. Franchise segment revenues increased $1.9 million to $68.6 million primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 68 franchised stores since the beginning of 2012 and a 1.5% increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment include revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron's Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.
Year Ended December 31, 2012 Versus Year Ended December 31, 2011
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased $147.8 million to $2.068 billion due to a 7.5% increase in lease revenues and fees and a 9.4% increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 92 Company-operated stores since the beginning of 2011 and a 5.1% increase in same store revenues. Non-retail sales increased primarily due to net additions of 84 franchised stores since the beginning of 2011.
HomeSmart. HomeSmart segment revenues increased $39.6 million to $55.2 million due to the net addition of 75 HomeSmart stores since the beginning of 2011. HomeSmart segment revenues for 2012 also benefitted from the inclusion of 12 months of revenue attributable to the 68 HomeSmart stores that were added primarily during the second half of 2011.

RIMCO. RIMCO segment revenues increased $5.4 million to $16.7 million due to a 52.5% increase in lease revenues and fees, primarily attributable to the addition of eight Company-operated stores since the beginning of 2011.
Franchise. Franchise segment revenues increased $3.4 million to $66.7 million primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 85 franchised stores since the beginning of 2011 and a 5.0% increase in same store revenues of existing franchised stores.
Other. Revenues in the “Other” segment include revenues from leasing space to unrelated third parties in the corporate headquarters building, revenues of the Aaron's Office Furniture division through the date of sale in August 2012 and revenues from several minor unrelated activities.
Costs and Expenses
Year Ended December 31, 2013 Versus Year Ended December 31, 2012
Retail cost of sales. Retail cost of sales increased $2.7 million, or 12.5%, to $24.3 million in 2013, from $21.6 million for the comparable period in 2012, and as a percentage of retail sales, increased to 59.5% from 56.2% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased $49.8 million, or 12.9%, to $337.6 million in 2013, from $387.4 million for the comparable period in 2012, and as a percentage of non-retail sales, remained consistent at 90.9% in both periods.
Operating expenses. Operating expenses increased $70.1 million, or 7.4%, to $1.0 billion in 2013, from $952.6 million for the comparable period in 2012. As a percentage of total revenues, operating expenses increased to 45.8% in 2013 from 43.0% in 2012 due to increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth; increased lease merchandise adjustments; and a decrease in non-retail sales due to less demand for products by franchisees.
Legal and regulatory expense (income). Legal and regulatory expense during 2013 was $28.4 million relating to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices. Refer to Note 8 to the Company's consolidated financial statements for further discussion of this regulatory investigation. Legal and regulatory income during 2012 was $35.5 million and represents the reversal of an accrual in the first quarter of 2012 related to the settlement of a lawsuit.
Retirement and vacation charges. Retirement and vacation charges during 2013 were $4.9 million due primarily to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies. Retirement and vacation charges during 2012 were $10.4 million associated with the retirement of the Company's founder and Chairman of the Board.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $26.5 million to $628.1 million during 2013 from $601.6 million during the comparable period in 2012, or 4.4%, as a result of higher on-rent lease merchandise due to the growth of our Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease decreased, resulting in idle merchandise representing approximately 7% of total depreciation expense in 2013 as compared to approximately 6% in 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise remained consistent at 35.9% in both periods.
Year Ended December 31, 2012 Versus Year Ended December 31, 2011
Retail cost of sales. Retail cost of sales decreased $1.0 million, or 4.5%, to $21.6 million in 2012, from $22.6 million for the comparable period in 2011, and as a percentage of retail sales, decreased to 56.2% from 58.7% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales increased $35.5 million, or 10.1%, to $387.4 million in 2012, from $351.9 million for the comparable period in 2011, and as a percentage of non-retail sales, increased to 90.9% in 2012 from 90.5% in 2011.
Operating expenses. Operating expenses increased $86.0 million, or 9.9%, to $952.6 million from $866.6 million in 2011. As a percentage of total revenues, operating expenses decreased to 43.0% in 2012 from 43.1% in 2011.
Legal and regulatory expense (income). Legal and regulatory expense during 2011 was $36.5 million and related to a legal accrual established in connection with a jury verdict. Legal and regulatory income during 2012 was $35.5 million and represented the reversal of the accrual related to the settlement of the above-mentioned legal proceeding.

Retirement and vacation charges. Retirement and vacation charges of $10.4 million represent costs associated with the retirement of the Company’s founder and former Chairman of the Board in 2012, while in 2011 the Company incurred $3.5 million in separation costs related to the departure of the Company’s former Chief Executive Officer.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $53.7 million to $601.6 million in 2012 from $547.8 million during the comparable period in 2011, or 9.8%, as a result of higher on-rent lease merchandise due to the growth of the Company's Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2012 and 2011. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 35.9% from 36.1% in 2011.
Other Operating Expense (Income), Net
Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating expense (income), net is as follows:

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Gains on sales of stores and delivery vehicles	$(2,728)	$(3,545)	$(4,720)
Impairment charges and losses on asset dispositions	4,312	1,310	1,170
Other Operating Expense (Income), Net	$1,584	$(2,235)	$(3,550)
In 2013, other operating expense, net of $1.6 million included charges of $3.8 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion and the net assets of the RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements) in connection with the Company's decision to sell the 27 Company-operated RIMCO stores. In addition, the Company recognized gains of $833,000 from the sale of two Aaron's Sales & Lease Ownership stores during 2013.
Other operating income, net of $2.2 million in 2012 and $3.6 million in 2011 included gains of $2.0 million from the sale of four stores and gains of $3.1 million from the sale of 25 stores, respectively.
Operating Profit
Interest income. Interest income decreased to $3.0 million in 2013 from $3.5 million in 2012 due to lower average interest-bearing investment and cash equivalent balances during 2013 as compared to 2012. Interest income increased to $3.5 million in 2012 from $1.7 million during 2011 due to higher average investment and cash equivalent balances during 2012 as compared to 2011.
Interest expense. Interest expense decreased to $5.6 million in 2013 from $6.4 million in 2012. The decrease in interest expense was due to lower average debt levels during 2013 as a result of the repayment at maturity of the remaining $12.0 million outstanding under the Company's 5.03% senior unsecured notes issued in July 2005 and due July 2012. Interest expense increased to $6.4 million in 2012 from $4.7 million in 2011 due to the issuance in July 2011 of the Company's $125 million senior unsecured notes, which bear interest at the rate of 3.75%.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange transaction losses of $1.0 million, gains of $2.0 million and losses of $465,000 during 2013, 2012 and 2011, respectively. Changes in the cash surrender value of Company-owned life insurance resulted in gains of $1.5 million and $703,000 in 2013 and 2012, respectively, and losses of $318,000 in 2011.

Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

				Change
	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
(In Thousands)	2013	2012	2011	$	%	$	%
EARNINGS BEFORE INCOME TAXES:
Sales and Lease Ownership	$183,965	$244,014	$144,232	$(60,049)	(24.6)%	$99,782	69.2%
HomeSmart	(3,428)	(6,962)	(7,283)	3,534	50.8	321	4.4
RIMCO	(414)	573	153	(987)	(172.3)	420	274.5
Franchise	54,171	52,672	49,577	1,499	2.8	3,095	6.2
Manufacturing	107	382	2,960	(275)	(72.0)	(2,578)	(87.1)
Other	(55,700)	(12,910)	119	(42,790)	nmf	(13,029)	nmf
Earnings Before Income Taxes for Reportable Segments	178,701	277,769	189,758	(99,068)	(35.7)	88,011	46.4
Elimination of Intersegment Profit	(94)	(393)	(2,960)	299	76.1	2,567	86.7
Cash to Accrual and Other Adjustments	6,353	(521)	(3,421)	6,874	nmf	2,900	nmf
Total	$184,960	$276,855	$183,377	$(91,895)	(33.2)%	$93,478	51.0%
nmf—Calculation is not meaningful

Earnings before income taxes decreased $91.9 million, or 33.2%, due in part to a $60.0 million, or 24.6%, decrease in the Sales and Lease Ownership segment, which includes the impact of the reversal of the lawsuit accrual of $35.5 million during 2012. Earnings before income taxes were also impacted by $28.4 million in legal and regulatory expense related to a pending regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies during 2013, as well as $10.4 million related to the retirement of the Company’s founder and Chairman of the Board during 2012, all of which have been included in "Other" segment results.

Earnings before income taxes increased $93.5 million, or 51.0%, primarily due to a $99.8 million, or 69.2%, increase in the Sales and Lease Ownership segment, which includes the impact of the lawsuit accrual of $36.5 million during 2011 followed by the reversal of the lawsuit accrual of $35.5 million during 2012. Earnings before income taxes were also impacted by $10.4 million related to the retirement of the Company’s founder and Chairman of the Board during 2012 and $3.5 million in separation costs related to the departure of the Company’s former Chief Executive Officer during 2011, both of which have been included in "Other" segment results.
Income Tax Expense

Income tax expense decreased $39.5 million to $64.3 million in 2013, compared with $103.8 million in 2012, representing a 38.1% decrease due primarily to a 33.2% decrease in earnings before income taxes in 2013. In addition, our effective tax rate decreased to 34.8% in 2013 from 37.5% in 2012 due to the recognition of income tax benefits primarily related to the Company's furniture manufacturing operations and increased federal and state tax credits being applied to lower than expected earnings.

Income tax expense increased $34.2 million to $103.8 million in 2012, compared with $69.6 million in 2011, representing a 49.1% increase due to a 51.0% increase in earnings before income taxes in 2012, offset by a slightly lower tax rate in 2012. Our effective tax rate was 37.5% in 2012 and 38.0% in 2011.
Net Earnings

Net earnings decreased $52.4 million to $120.7 million in 2013 from $173.0 million in 2012, representing a 30.3% decrease. As a percentage of total revenues, net earnings were 5.4% and 7.8% in 2013 and 2012, respectively.

Net earnings increased $59.3 million to $173.0 million in 2012 from $113.8 million in 2011, representing a 52.1% increase. As a percentage of total revenues, net earnings were 7.8% and 5.7% in 2012 and 2011, respectively.

Balance Sheet
Cash and Cash Equivalents. The Company’s cash and cash equivalents balance increased to $231.1 million at December 31, 2013 from $129.5 million at December 31, 2012. For additional information related to the $101.6 million increase in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.
Investments. The Company's investment balance increased to $112.4 million at December 31, 2013 from $85.9 million at December 31, 2012. The $26.5 million increase was primarily a result of purchases of investments, partially offset by scheduled maturities and calls of investments, during 2013.
Lease Merchandise, Net. The decrease of $94.3 million in lease merchandise, net of accumulated depreciation, to $869.7 million at December 31, 2013 from $964.1 million at December 31, 2012, is primarily the result of a net decrease of $79.1 million in the Sales and Lease Ownership segment, $7.4 million in the HomeSmart segment and $7.8 million in the RIMCO segment due to the classification of the RIMCO net assets as held for sale at December 31, 2013.
Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $22.0 million to $55.4 million at December 31, 2013 from $77.4 million at December 31, 2012, primarily as a result of a $22.7 million decrease in the Company's income tax receivable.
Accrued Regulatory Expense. Accrued regulatory expense increased to $28.4 million at December 31, 2013 from zero at December 31, 2012 and is related to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices.
Deferred Income Taxes Payable. The decrease of $36.8 million in deferred income taxes payable to $227.0 million at December 31, 2013 from $263.7 million at December 31, 2012 is primarily the result of the reversal of bonus depreciation deductions on lease merchandise included in the Tax Relief, Unemployment Reauthorization and Job Creation Act of 2010.
Included in the deferred income tax payable as of December 31, 2013 are a deferred tax asset of $60.2 million and a valuation allowance of $682,000. The Company has reserved the entire value of the Canadian net operating loss as there is no expected taxable income to absorb the loss within that jurisdiction. With respect to all other deferred tax assets, the Company believes it will have sufficient taxable income in future years to realize their benefit.
Liquidity and Capital Resources
General
Cash flows from operations for the years ended December 31, 2013, 2012 and 2011 were $308.4 million, $59.8 million and $307.2 million, respectively. The $248.7 million increase in cash flows from operating activities during 2013 as compared to 2012 was due, in part, to a $41.7 million reduction in accrued litigation expense during 2012 resulting from the settlement of a lawsuit and $28.4 million in non-cash legal and regulatory expense during 2013 for loss contingencies related to the pending regulatory investigation by the California Attorney General. The increase in cash flows from operating activities also includes a net $180.9 million decrease in lease merchandise, net of the effects of acquisitions and a $45.1 million increase related to the Company's income tax receivable. The change in income tax receivable is due to The American Taxpayer Relief Act of 2012 enacted on January 2, 2013, which extended bonus depreciation on eligible inventory held during 2012 and 2013. In 2012, the Company made payments based on enacted law, resulting in an overpayment when the act was signed.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows in each period presented. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities, was $4.0 million in 2013, $11.9 million in 2012 and $13.4 million in 2011.
Sales of Company-operated stores are an additional source of investing cash flows in each period presented. Proceeds from such sales were $2.2 million in 2013, $2.0 million in 2012 and $7.3 million in 2011. The amount of lease merchandise sold in these sales and shown under investing activities was $882,000 in 2013, $1.4 million in 2012 and $8.9 million in 2011.

Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:
•cash flow from operations;
•trade credit with vendors;
•proceeds from the sale of lease return merchandise;
•bank credit;
•private debt offerings; and
•stock offerings.
Debt Financing
At December 31, 2013, there was no outstanding balance under our revolving credit agreement. Our revolving credit facility expires December 13, 2017 and the total available credit under the facility as of December 31, 2013 is $140.0 million. As of December 31, 2013, the Company had outstanding $125.0 million in senior unsecured notes, originally issued to several insurance companies in a private placement in July 2011. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.
On October 8, 2013, the Company's revolving credit agreement, senior unsecured notes and franchise loan agreement were amended to remove or adjust certain covenants to make them less restrictive. The amendments to the Company's revolving credit agreement, senior unsecured notes and franchise loan agreement are discussed in further detail in Note 8 to the Company's consolidated financial statements.
Our revolving credit agreement and senior unsecured notes, and our franchise loan agreement discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1; “EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense, and other non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at December 31, 2013 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. In October 2013, the Board of Directors authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000.
In December 2013, the Company paid $125 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 shares of common stock. The accelerated share repurchase program is discussed in further detail in Note 9 to the Company's consolidated financial statements.
Dividends
We have a consistent history of paying dividends, having paid dividends for 26 consecutive years. Our annual common stock dividend was $.072 per share, $.062 per share and $.054 per share in 2013, 2012 and 2011, respectively, and resulted in aggregate dividend payments of $3.9 million, $5.8 million and $4.1 million in 2013, 2012 and 2011, respectively. At its November 2013 meeting, our Board of Directors increased the quarterly dividend by 23.5%, raising it to $.021 per share. The Company also increased its quarterly dividend rate by 13.3%, to $.017 per share, in November 2012 and by 15.4%, to $.015 per share, in November 2011. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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

Commitments
Income Taxes. During the year ended December 31, 2013, we made $54.0 million in income tax payments. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $183.0 million.

The American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the "2010 TRA") allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The 2010 TRA also allowed for a deduction of 50% of the cost of qualified property placed in service during 2012. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. We estimate that at December 31, 2013, the remaining tax deferral associated with the acts described above is approximately $134.0 million, of which approximately 65% is expected to reverse in 2014 and most of the remainder during 2015 and 2016.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 are shown in the below table under “Contractual Obligations and Commitments.”
As of December 31, 2013, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are seven current officers (of which six are current executive officers) and four former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $716,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
We finance a portion of our store expansion through sale-leaseback transactions. The properties are generally sold at net book value and the resulting leases qualify and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are included in the table below under "Contractual Obligations and Commitments."
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. On December 12, 2013, we entered into a seventh amendment to our second amended and restated loan facility and guaranty, dated June 18, 2010, as amended. The amendment to the franchise loan facility extended the maturity date to December 11, 2014. Pursuant to this facility, subject to certain terms and conditions, the Company's franchisees can borrow funds guaranteed by the Company. The amendment to the franchise loan agreement also (i) permit franchise borrowers to use loan proceeds for any purpose approved by the Company, in addition to merchandise purchases and related expenses, and (ii) impose certain restrictions on the indebtedness of franchisee borrowers, other than under the franchise loan facility. The Company remains subject to financial covenants under the franchise loan facility.
At December 31, 2013, the portion that we might be obligated to repay in the event franchisees defaulted was $105.0 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2013:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$128,250	$25,000	$53,250	$50,000	$—
Capital Leases	14,454	2,529	5,505	4,014	2,406
Interest Obligations	22,591	5,632	10,341	6,588	30
Operating Leases	528,567	113,067	171,532	100,385	143,583
Purchase Obligations	35,448	19,197	16,251	—	—
Retirement Obligations	9,306	4,215	3,837	1,206	48
Total Contractual Cash Obligations	$738,616	$169,640	$260,716	$162,193	$146,067
The following table shows the Company’s approximate commercial commitments as of December 31, 2013:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$105,030	$104,357	$673	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company's founder and Chairman of the Board during the year ended December 2012 and the Chief Operating Officer during the year ended December 31, 2013.
Deferred income tax liabilities as of December 31, 2013 were approximately $227.0 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2013, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR (“London Interbank Offer Rate”) or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at December 31, 2013, a hypothetical 1.0% increase or decrease in interest rates would not be material.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Aaron’s, Inc. and subsidiaries and our report dated February 24, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2014

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework.
Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated February 24, 2014, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$231,091	$129,534
Investments	112,391	85,861
Accounts Receivable (net of allowances of $7,172 in 2013 and $6,001 in 2012)	68,684	74,157
Lease Merchandise (net of accumulated depreciation of $594,436 in 2013 and $575,527 in 2012)	869,725	964,067
Property, Plant and Equipment, Net	231,293	230,598
Goodwill	239,181	234,195
Other Intangibles, Net	3,535	6,026
Prepaid Expenses and Other Assets	55,436	77,387
Assets Held for Sale	15,840	11,104
Total Assets	$1,827,176	$1,812,929
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$243,910	$225,532
Accrued Regulatory Expense	28,400	—
Deferred Income Taxes Payable	226,958	263,721
Customer Deposits and Advance Payments	45,241	46,022
Credit Facilities	142,704	141,528
Total Liabilities	687,213	676,803
Commitments and Contingencies (Note 8)	—	—
Shareholders’ Equity:
Common Stock: Par Value $.50 Per Share; Authorized: 225,000,000; Shares Issued: 90,752,123 at December 31, 2013 and December 31, 2012, respectively	45,376	45,376
Additional Paid-in Capital	198,182	220,362
Retained Earnings	1,202,219	1,087,032
Accumulated Other Comprehensive Loss	(64)	(69)
	1,445,713	1,352,701
Less: Treasury Shares at Cost
Common Stock: 17,795,293 Shares at December 31, 2013 and 15,031,741 Shares at December 31, 2012	(305,750)	(216,575)
Total Shareholders’ Equity	1,139,963	1,136,126
Total Liabilities & Shareholders’ Equity	$1,827,176	$1,812,929
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$1,748,699	$1,676,391	$1,516,508
Retail Sales	40,876	38,455	38,557
Non-Retail Sales	371,292	425,915	388,960
Franchise Royalties and Fees	68,575	66,655	63,255
Other	5,189	5,411	5,298
	2,234,631	2,212,827	2,012,578
COSTS AND EXPENSES:
Retail Cost of Sales	24,318	21,608	22,619
Non-Retail Cost of Sales	337,581	387,362	351,887
Operating Expenses	1,022,684	952,617	866,600
Legal and Regulatory Expense/(Income)	28,400	(35,500)	36,500
Retirement and Vacation Charges	4,917	10,394	3,532
Depreciation of Lease Merchandise	628,089	601,552	547,839
Other Operating Expense (Income), Net	1,584	(2,235)	(3,550)
	2,047,573	1,935,798	1,825,427
OPERATING PROFIT	187,058	277,029	187,151
Interest Income	2,998	3,541	1,718
Interest Expense	(5,613)	(6,392)	(4,709)
Other Non-Operating Income (Expense), Net	517	2,677	(783)
EARNINGS BEFORE INCOME TAXES	184,960	276,855	183,377
INCOME TAXES	64,294	103,812	69,610
NET EARNINGS	$120,666	$173,043	$113,767
EARNINGS PER SHARE	$1.59	$2.28	$1.46
EARNINGS PER SHARE ASSUMING DILUTION	$1.58	$2.25	$1.43
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year End December 31,
(In Thousands)	2013	2012	2011
Net Earnings	$120,666	$173,043	$113,767
Other Comprehensive Income (Loss):
Foreign Currency Translation:
Foreign Currency Translation Adjustment	5	(343)	(648)
Less: Reclassification Adjustments for Net Gains Included in Net Earnings	—	373	—
Net Change	5	30	(648)
Available-for-Sale Investments:
Change in Net Unrealized Losses on Available-for-Sale Investments	—	—	88
Less: Reclassification Adjustment for Net Losses Included in Net Earnings	—	—	(88)
Net Change	—	—	—
Cash Flow Hedges:
Change in Net Unrealized Gains on Derivatives Designated as Cash Flow Hedges	—	—	(12)
Less: Reclassification Adjustment for Net Gains Included in Net Earnings	—	—	12
Net Change	—	—	—
Total Other Comprehensive Income (Loss)	5	30	(648)
Comprehensive Income	$120,671	$173,073	$113,119
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated Other Comprehensive (Loss)Income
	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation	Available-for-Sale Investments	Cash Flow Hedges
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2011	(10,665)	$(77,641)	$45,376	$201,752	$809,084	$922	$(88)	$12
Dividends, $.054 per share					(4,152)
Stock-Based Compensation				8,385
Reissued Shares	737	7,493		2,174
Repurchased Shares	(5,184)	(129,958)
Net Earnings					113,767
Foreign Currency Translation Adjustment						(648)
Change in Net Unrealized Losses on Available-for-Sale Investments							88
Change in Net Unrealized Gains on Derivatives Designated as Cash Flow Hedges								(12)
Balance, December 31, 2011	(15,112)	(200,106)	45,376	212,311	918,699	274	—	—
Dividends, $.062 per share					(4,710)
Stock-Based Compensation				6,374
Reissued Shares	1,317	17,662		1,677
Repurchased Shares	(1,237)	(34,131)
Net Earnings					173,043
Foreign Currency Translation Adjustment						(343)
Balance, December 31, 2012	(15,032)	(216,575)	45,376	220,362	1,087,032	(69)	—	—
Dividends, $.072 per share					(5,479)
Stock-Based Compensation				2,250
Reissued Shares	739	10,825		570
Repurchased Shares	(3,502)	(100,000)		(25,000)
Net Earnings					120,666
Foreign Currency Translation Adjustment						5
Balance, December 31, 2013	(17,795)	$(305,750)	$45,376	$198,182	$1,202,219	$(64)	$—	$—
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$120,666	$173,043	$113,767
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	628,089	601,552	547,839
Other Depreciation and Amortization	57,016	56,783	52,832
Bad Debt Expense	35,894	31,842	25,402
Stock-Based Compensation	2,342	6,454	8,385
Loss (Gain) on Sale of Property, Plant, and Equipment and Assets Held for Sale	613	(397)	1,172
Gain on Asset Dispositions	(705)	(265)	(3,045)
Deferred Income Taxes	(36,763)	(23,241)	59,449
Excess Tax Benefits From Stock-Based Compensation	(1,381)	(5,967)	(1,264)
Other Changes, Net	5,469	7,830	(1,693)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(964,072)	(1,162,703)	(1,024,602)
Book Value of Lease Merchandise Sold or Disposed	425,673	469,897	433,433
Accounts Receivable	(30,419)	(18,528)	(43,211)
Prepaid Expenses and Other Assets	(1,349)	(9,263)	(4,317)
Income Tax Receivable	22,688	(22,379)	79,762
Accounts Payable and Accrued Expenses	16,893	(4,635)	18,885
Accrued Litigation Expense	28,400	(41,720)	40,043
Customer Deposits and Advance Payments	(617)	1,451	4,358
Cash Provided by Operating Activities	308,437	59,754	307,195
INVESTING ACTIVITIES:
Purchase of Investments	(74,845)	(91,000)	(100,513)
Proceeds from Maturities and Calls of Investments	47,930	102,118	1,063
Additions to Property, Plant and Equipment	(58,145)	(65,073)	(78,211)
Acquisitions of Businesses and Contracts	(10,898)	(30,799)	(32,176)
Proceeds from Dispositions of Businesses and Contracts	2,163	1,999	7,282
Proceeds from Sale of Property, Plant, and Equipment	6,841	6,790	11,481
Cash Used by Investing Activities	(86,954)	(75,965)	(191,074)
FINANCING ACTIVITIES:
Proceeds from Credit Facilities	2,598	16,258	129,150
Repayments on Credit Facilities	(4,954)	(28,519)	(17,151)
Acquisition of Treasury Stock	(125,000)	(34,131)	(127,193)
Dividends Paid	(3,875)	(5,843)	(4,073)
Excess Tax Benefits From Stock-Based Compensation	1,381	5,967	1,264
Issuance of Stock Under Stock Option Plans	9,924	15,756	6,117
Cash Used by Financing Activities	(119,926)	(30,512)	(11,886)
Increase (Decrease) in Cash and Cash Equivalents	101,557	(46,723)	104,235
Cash and Cash Equivalents at Beginning of Year	129,534	176,257	72,022
Cash and Cash Equivalents at End of Year	$231,091	$129,534	$176,257
Cash Paid During the Year:
Interest	$5,614	$6,498	$3,983
Income Taxes	54,027	145,370	10,991
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer engaged in the business of leasing and selling consumer electronics, computers, furniture, appliances and household accessories throughout the United States and Canada. The Company’s major operating divisions are the Sales & Lease Ownership division (established as a monthly payment concept), the HomeSmart division (established as a weekly payment concept) and the Woodhaven Furniture Industries division, which manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. The Company’s Sales & Lease Ownership division includes the Company’s RIMCO stores, which lease automobile tires, wheels and rims under sales and lease ownership agreements. In January of 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
The following table presents store count by ownership type:

Stores at December 31 (Unaudited)	2013	2012	2011
Company-operated stores
Sales and Lease Ownership	1,262	1,227	1,144
HomeSmart	81	78	71
RIMCO	27	19	16
Aaron’s Office Furniture	—	—	1
Total Company-operated stores	1,370	1,324	1,232
Franchised stores[1]	781	749	713
Systemwide stores	2,151	2,073	1,945
1 As of December 31, 2013, 2012 and 2011, 940, 929 and 943 franchises had been awarded, respectively.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the Company's RIMCO operations have been reclassified from the Sales and Lease Ownership segment to the RIMCO segment in Note 11 to the consolidated financial statements.
Principles of Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.
On October 14, 2011, the Company purchased 11.5% of newly issued shares of common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 64 retail stores as of December 31, 2013. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. The Company did not exercise this purchase option but is in discussions with the owners of Perfect Home to extend the notes through June 2015. The Company’s investment is denominated in British Pounds.

Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct the activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than a thousand dollars at December 31, 2013 and 2012, respectively, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling £12.5 million ($20.7 million) and £11.4 million ($18.4 million) at December 31, 2013 and 2012, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the year ended December 31, 2013 relates to accretion of the original discount on the notes with a face value of £10.0 million. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which was $20.7 million at December 31, 2013.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of consumer electronics, computers, furniture, appliances, and household accessories, to its customers for lease under certain terms agreed to by the customer. Two primary lease models are offered to customers: one through the Company’s Sales & Lease Ownership division (established as a monthly model) and the other through its HomeSmart division (established as a weekly model). The typical monthly lease model is 12, 18 or 24 months, while the typical weekly lease model is 60, 90 or 120 weeks. The Company does not require deposits upon inception of customer agreements.
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
All of the Company’s customer agreements are considered operating leases under the provisions of ASC 840, Leases. As such, lease revenues are recognized as revenue in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue, which is included in customer deposits and advance payments in the accompanying consolidated balance sheets. Until all payment obligations are satisfied under sales and lease ownership agreements, the Company maintains ownership of the lease merchandise. Initial direct costs related to the Company’s customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings.
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
Franchise Royalties and Fees
The Company franchises its Aaron's Sales & Lease Ownership and HomeSmart stores in markets where the Company has no immediate plans to enter. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees are received before the substantial completion of the Company’s obligations and are deferred. The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 8 for additional discussion of the Company’s franchise-related guarantee obligation.

Franchise agreement fee revenue was $1.7 million, $2.4 million and $2.6 million; royalty revenue was $59.1 million, $56.5 million and $52.0 million; and finance fee revenue was $5.1 million, $4.9 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $3.4 million and $3.8 million at December 31, 2013 and 2012, respectively.
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $78.6 million, $74.9 million and $68.1 million in 2013, 2012 and 2011, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are expensed when an advertisement appears for the first time. Such advertising costs amounted to $43.0 million, $36.5 million and $38.9 million in 2013, 2012 and 2011, respectively. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $25.0 million, $31.1 million and $25.4 million in 2013, 2012 and 2011, respectively. The prepaid advertising asset was $2.4 million and $3.2 million at December 31, 2013 and 2012, respectively.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 10. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in ASC Topic 718, Stock Compensation. The fair value of each share of restricted stock awarded is equal to the market value of a share of the Company’s common stock on the grant date.
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

	2013	2012	2011
Weighted average shares outstanding	75,747	75,820	78,101
Effect of dilutive securities:
Stock options	421	789	998
RSUs	206	210	237
RSAs	16	7	3
Weighted average shares outstanding assuming dilution	76,390	76,826	79,339
Approximately 53,000 stock-based awards were excluded from the computations of earnings per share assuming dilution in 2012 because the awards would have been anti-dilutive for the year presented. No stock options, RSUs or RSAs were anti-dilutive during 2013 or 2011. In addition, under the terms of the Company’s performance-based RSUs, approximately 175,000 RSUs may be earned based on the achievement of revenue and pre-tax profit margin targets applicable to performance periods beginning subsequent to December 31, 2013. Refer to Note 10 for additional information regarding the Company’s restricted stock arrangements.

Lease Merchandise
The Company’s lease merchandise consists primarily of consumer electronics, computers, furniture, appliances, and household accessories and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership stores depreciate merchandise over the lease agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when on lease and 36 months when not on lease, to a 0% salvage value. The Company’s policies require weekly lease merchandise counts at the store, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times a year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $58.0 million, $54.9 million and $46.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
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
Investments
The Company maintains investments in various corporate debt securities, or bonds. The Company has the positive intent and ability to hold its investments in debt securities to maturity. Accordingly, the Company classifies its investments in debt securities, which mature at various dates from 2014 to 2015, as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets.
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

Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business (primarily related to vendor consideration, real estate leasing activities and in-transit credit card transactions) and franchisee obligations. Accounts receivable, net of allowances, consists of the following as of December 31:

(In Thousands)	2013	2012
Customers	$8,275	$7,840
Corporate	16,730	17,215
Franchisee	43,679	49,102
	$68,684	$74,157
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

(In Thousands)	2013	2012	2011
Beginning Balance	$6,001	$4,768	$4,544
Accounts written off	(34,723)	(30,609)	(25,178)
Bad debt expense	35,894	31,842	25,402
Ending Balance	$7,172	$6,001	$4,768
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
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $53.3 million, $53.1 million and $45.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of previously capitalized software development costs, which is a component of depreciation expense for property, plant and equipment, was $3.3 million, $2.6 million and $1.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.
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
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria at December 31, 2013 and 2012. After adjustment to fair value, the $15.8 million and $11.1 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2013 and 2012, respectively. The Company estimated the fair values of these properties using market values for similar properties and these properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
The Company recorded impairment charges of $3.8 million, $1.1 million and $453,000 in 2013, 2012 and 2011, respectively. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion and are generally included in other operating expense (income), net within the consolidated statements of earnings. Impairment charges for the year ended December 31, 2013 included a $766,000 write-down of the net assets of the RIMCO operating segment in connection with the Company's decision to sell the 27 Company-operated RIMCO stores and has been included in the results of the Other segment. Gains and losses on the disposal of assets held for sale amounted to net gains of $1,247,000 in 2012 and were not significant in 2013 and 2011.

As of December 31, 2013, $9.7 million of assets held for sale are included in the RIMCO segment (principally consisting of $7.2 million of lease merchandise and $2.5 million of property, plant and equipment) and $6.2 million of assets held for sale are included in the Other segment.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. The Company performs an assessment of goodwill for impairment at the reporting unit level annually as of September 30 and when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
The Company has deemed its operating segments to be reporting units due to the fact that operations (stores) included in each operating segment have similar economic characteristics. As of December 31, 2013, the Company had five operating segments and reporting units: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. As of December 31, 2013, the Company’s Sales and Lease Ownership and HomeSmart reporting units were the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31:

(In Thousands)	2013	2012
Sales and Lease Ownership	$224,523	$219,547
HomeSmart	14,658	14,648
Total	$239,181	$234,195
The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company uses a combination of valuation techniques to determine the fair value of its reporting units, including a multiple of gross revenue approach and discounted cash flow models that use assumptions consistent with those we believe hypothetical marketplace participants would use. The results of the market multiple and discounted cash flow models are evenly weighted in determining reporting unit fair value.
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
During the performance of the annual assessment of goodwill for impairment in the 2013, 2012 and 2011 fiscal years, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart division for which locations were recently acquired. While no impairment was noted in our impairment test as of September 30, 2013, if profitability is delayed as a result of the significant start-up expenses associated with the HomeSmart stores, there could be a change in the valuation of the HomeSmart reporting unit that may result in the recognition of an impairment loss in future periods.
No new indications of impairment existed during the fourth quarter of 2013. As a result, no impairment testing was updated as of December 31, 2013.
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

Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations amounted to approximately $2.4 million and $2.3 million as of December 31, 2013 and 2012, respectively.
Derivative Financial Instruments
The Company utilizes derivative financial instruments, from time to time, to mitigate its exposure to certain market risks associated with its ongoing operations for a portion of the year. The primary risk it seeks to manage through the use of derivative financial instruments is commodity price risk, including the risk of increases in the market price of diesel fuel used in the Company’s delivery vehicles. All derivative financial instruments are recorded at fair value on the consolidated balance sheets. The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all its derivative financial instruments. The counterparties to these contracts are high credit quality commercial banks, which the Company believes largely minimizes the risk of counterparty default. The Company did not hold any derivative financial instruments as of December 31, 2013 or 2012.
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
Foreign Currency
The financial statements of international subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of international subsidiaries are recorded in accumulated other comprehensive income as a component of shareholders’ equity. Foreign currency transaction gains and losses are recorded as a component of other non-operating income (expense), net in the consolidated statements of earnings and amounted to losses of approximately $1.0 million and $465,000 during 2013 and 2011, respectively, and gains of $2.0 million during 2012.

Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-2”). ASU 2013-2 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-2 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-2 was effective for the Company beginning in 2013. The adoption of ASU 2013-2 did not have a material effect on the Company's consolidated financial statements.

NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the years ended December 31:

(In Thousands, except for store data)	2013	2012	2011
Number of stores acquired, net	10	22	52
Aggregate purchase price (primarily cash consideration)	$10,898	$31,617	$41,425
Purchase price allocation:
Lease Merchandise	4,016	11,936	13,385
Property, Plant and Equipment	467	739	500
Other Current Assets and Current Liabilities	(228)	38	34
Identifiable Intangible Assets[1]:
Customer Relationships	557	1,725	2,675
Non-Compete Agreements	405	1,201	1,688
Acquired Franchise Development Rights	252	764	255
Goodwill[2]	5,429	15,214	22,888
1 The weighted-average amortization period for the Company’s acquired intangible assets was 2.9 years, 3.1 years and 2.6 years in 2013, 2012 and 2011, respectively. The weighted-average amortization period by major intangible asset class for acquisitions completed during 2013, 2012 and 2011 was 2 years for customer relationships, 3 years for non-compete agreements and a range of 4.9 years to 6.9 years for acquired franchise development rights.
2 Goodwill recognized from acquisitions primarily relates to the future strategic benefits expected to be realized upon integrating the business. All goodwill resulting from the Company’s 2013, 2012 and 2011 acquisitions is expected to be deductible for tax purposes.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the 2013, 2012 and 2011 consolidated financial statements was not significant. The purchase price allocations related to current year acquisitions are tentative and preliminary.
Dispositions
The Company periodically sells sales and lease ownership stores to franchisees and third-party operators. The Company sold two, three and 25 of its Aaron’s Sales and Lease Ownership stores in 2013, 2012 and 2011, respectively. The effect of these sales on the consolidated financial statements was not significant.
The Company began ceasing the operations of the Aaron’s Office Furniture division in June of 2010. The Company closed 14 of its Aaron’s Office Furniture stores during 2010 and sold the remaining store in August 2012. There were no significant charges related to the closure of this division in 2013, 2012 or 2011.

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides information related to the carrying value of the Company’s goodwill by operating segment:

(In Thousands)	Sales and Lease Ownership	HomeSmart	Total
Balance at January 1, 2012	$205,509	$13,833	$219,342
Additions	14,399	815	15,214
Disposals	(361)	—	(361)
Balance at December 31, 2012	219,547	14,648	234,195
Additions	5,429	—	5,429
Disposals	(499)	—	(499)
Purchase Price Adjustments	46	10	56
Balance at December 31, 2013	$224,523	$14,658	$239,181
Intangible Assets
The following is a summary of the Company’s identifiable intangible assets by category at December 31:

	2013			2012
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$2,282	$(1,463)	$819	$4,377	$(2,170)	$2,207
Non-Compete Agreements	3,265	(2,001)	1,264	3,408	(1,471)	1,937
Acquired Franchise Development Rights	3,529	(2,077)	1,452	4,566	(2,684)	1,882
Total	$9,076	$(5,541)	$3,535	$12,351	$(6,325)	$6,026
Total amortization expense of intangible assets, included in operating expenses in the accompanying consolidated statements of earnings, was $3.7 million, $3.7 million and $2.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, estimated future amortization expense for the next five years related to identifiable intangible assets is as follows:

(In Thousands)
2014	$1,983
2015	793
2016	367
2017	201
2018	98
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2013			December 31, 2012
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,557)	$—	$—	$(9,518)	$—
The Company maintains a deferred compensation plan as described in Note 14 to these consolidated financial statements. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt “mirror” funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2013			December 31, 2012
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$15,840	$—	$—	$11,104	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings, as well as the net assets of the RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements) in connection with the Company's decision to sell the 27 Company-operated RIMCO stores. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value, and the adjustment is recorded in other operating expense (income), net. The Company estimated the fair values of real estate properties using the market values for similar properties. The impairment loss recorded for the RIMCO disposal group was based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2013			December 31, 2012
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds [1]	$—	$91,785	$—	$—	$67,470	$—
Perfect Home Notes [2]	—	—	20,661	—	—	18,449
Fixed-Rate Long Term Debt [3]	—	(130,687)	—	—	(127,261)	—
1 The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.
2 The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home's financial performance to determine if fair value adjustments are necessary.
3 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $125.0 million at December 31, 2013 and December 31, 2012.
Held-to-Maturity Securities
The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2014 to 2015, are recorded at amortized cost in the consolidated balance sheets. At December 31, 2013 and 2012, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
2013
Corporate Bonds	$91,730	$98	$(43)	$91,785
Perfect Home Notes	20,661	—	—	20,661
Total	$112,391	$98	$(43)	$112,446
2012
Corporate Bonds	$67,412	$99	$(41)	$67,470
Perfect Home Notes	18,449	—	—	18,449
Total	$85,861	$99	$(41)	$85,919

The amortized cost and fair value of held-to-maturity securities by contractual maturity as of December 31, 2013 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$55,250	$55,284
Due in years one through two	57,141	57,162
Total	$112,391	$112,446
Information pertaining to held-to-maturity securities with gross unrealized losses is as follows.

	December 31, 2013		December 31, 2012
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate Bonds	$31,453	$(43)	$22,785	$(41)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of December 31, 2013, 18 of the 48 securities are in an unrealized loss position and at December 31, 2012, 16 of the 38 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturities or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of December 31, 2013. While no impairment was noted during 2013, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2013	2012
Land	$26,021	$25,285
Buildings and Improvements	84,520	81,773
Leasehold Improvements and Signs	120,702	120,883
Fixtures and Equipment[1]	172,483	152,436
Assets Under Capital Leases:
with Related Parties	10,574	8,158
with Unrelated Parties	10,550	10,564
Construction in Progress	4,347	5,414
	429,197	404,513
Less: Accumulated Depreciation and Amortization	(197,904)	(173,915)
	$231,293	$230,598

[1]
Includes internal-use software development costs of $36.3 million and $22.6 million as of December 31, 2013 and 2012, respectively. Accumulated amortization of internal-use software development costs amounted to $9.5 million and $6.6 million as of December 31, 2013 and 2012, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.7 million, $1.2 million and $1.2 million in 2013, 2012 and 2011, respectively. Capital leases consist of buildings and improvements. Assets under capital leases with related parties included $5.8 million and $4.8 million in accumulated depreciation and amortization as of December 31, 2013 and 2012, respectively. Assets under capital leases with unrelated parties included $5.1 million and $4.4 million in accumulated depreciation and amortization as of December 31, 2013 and 2012, respectively.

NOTE 6: CREDIT FACILITIES
Following is a summary of the Company’s credit facilities at December 31:

(In Thousands)	2013	2012
Senior Unsecured Notes	$125,000	$125,000
Capital Lease Obligation:
with Related Parties	7,412	6,122
with Unrelated Parties	7,042	7,156
Other Debt	3,250	3,250
	$142,704	$141,528
Bank Debt
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
The Company’s revolving credit agreement, which expires December 13, 2017, is with several banks and provides for unsecured borrowings up to $140 million (including a letter of credit and swingline loan subfacility). Amounts borrowed bear interest at the lower of the lender’s prime rate or one-month LIBOR plus a margin ranging from 1.0% to 1.5% as determined by the Company’s ratio of total debt to EBITDA. At December 31, 2013 and 2012, there was a zero balance under the Company’s revolving credit agreement. The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company’s ratio of total debt to EBITDA.
The revolving credit agreement, senior unsecured notes discussed below and franchise loan program discussed in Note 8 contain financial covenants which, among other things, prohibit the Company from exceeding certain debt to EBITDA levels and require the maintenance of minimum fixed charge coverage ratios. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts would become due immediately. Under the Company’s revolving credit agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment.
At December 31, 2013, the Company was in compliance with all covenants.
Senior Unsecured Notes
On October 8, 2013, the Company entered into Amendment No. 2 to a note purchase agreement dated as of July 5, 2011 with several insurance companies. Pursuant to the note purchase agreement, the Company and certain of its subsidiaries as co-obligors, issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.
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

Capital Leases with Related Parties
As of December 31, 2013, the Company had 19 capital leases with a limited liability company (“LLC”) controlled by a group of executives, including the Company's former Chairman. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $716,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $1,227,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 10.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Other Debt
Other debt at December 31, 2013 and 2012 includes $3.3 million of industrial development corporation revenue bonds. The weighted-average interest rate on the outstanding bonds was .25% and .35% as of December 31, 2013 and 2012, respectively. No principal payments are due on the bonds until maturity in 2015.
Future maturities under the Company’s long-term debt and capital lease obligations are as follows:

(In Thousands)
2014	$27,529
2015	31,015
2016	27,740
2017	27,659
2018	26,355
Thereafter	2,406
$142,704
NOTE 7: INCOME TAXES
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2013	2012	2011
Current Income Tax Expense:
Federal	$91,664	$116,234	$—
State	9,393	10,819	9,797
	101,057	127,053	9,797
Deferred Income Tax Expense (Benefit):
Federal	(35,941)	(23,035)	62,015
State	(822)	(206)	(2,202)
	(36,763)	(23,241)	59,813
	$64,294	$103,812	$69,610
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

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2013	2012
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$249,192	$279,926
Goodwill & Other Intangibles	34,512	30,754
Other, Net	2,782	3,260
Total Deferred Tax Liabilities	286,486	313,940
Deferred Tax Assets:
Accrued Liabilities	36,778	25,365
Advance Payments	15,400	15,834
Other, Net	8,032	9,677
Total Deferred Tax Assets	60,210	50,876
Less Valuation Allowance	(682)	(657)
Net Deferred Tax Liabilities	$226,958	$263,721
The Company’s effective tax rate differs from the statutory United States Federal income tax rate for the years ended December 31 as follows:

	2013	2012	2011
Statutory Rate	35.0%	35.0%	35.0%
Increases in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	3.1	2.5	2.7
Federal Tax Credits	(1.7)	(.1)	(.3)
Other, Net	(1.6)	.1	.6
Effective Tax Rate	34.8%	37.5%	38.0%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2010.
The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2013	2012	2011
Balance at January 1,	$1,258	$1,412	$1,315
Additions based on tax positions related to the current year	454	178	178
Additions for tax positions of prior years	423	83	22
Prior year reductions	(5)	(315)	(13)
Statute expirations	(85)	(83)	(90)
Settlements	(85)	(17)	—
Balance at December 31,	$1,960	$1,258	$1,412
As of December 31, 2013 and 2012, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.5 million and $1.0 million, respectively, including interest and penalties. During the years ended December 31, 2013 and December 31, 2011, the Company recognized interest and penalties of $76,000 and $41,000. During the year ended December 31, 2012, the Company recognized a net benefit of $126,000 related to interest and penalties. The Company had $278,000 and $234,000 of accrued interest and penalties at December 31, 2013 and 2012, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

NOTE 8: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its operations under operating leases expiring at various times through 2029. The Company also leases certain properties under capital leases that are more fully described in Note 6 to these consolidated financial statements. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases transportation and computer equipment under operating leases expiring during the next five years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2013 are as follows:

(In Thousands)
2014	$113,067
2015	96,508
2016	75,024
2017	57,160
2018	43,225
Thereafter	143,583
$528,567
Rental expense was $110.0 million in 2013, $102.0 million in 2012 and $93.6 million in 2011. The amount of sublease income was $2.6 million in 2013, $3.1 million in 2012 and $3.1 million in 2011. The Company has anticipated future sublease rental income of $3.5 million in 2014, $3.0 million in 2015, $2.5 million in 2016, $2.2 million in 2017, $2.1 million in 2018 and $5.6 million thereafter through 2026. Rental expense and sublease income are included in operating expenses.
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees' debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2013, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $105.0 million. The Company has recourse rights to the assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheet, is approximately $2.5 million as of December 31, 2013.
On December 17, 2013, the Company entered into a seventh amendment to its second amended and restated loan facility and guaranty, dated June 18, 2010, as amended, and the Company entered into a sixth amendment as of October 8, 2013. The amendments to the franchise loan facility extended the maturity date of the franchise loan facility until December 11, 2014 and changed the “Restricted Payments” negative covenant, which imposes certain restrictions on the amount of payments that can be made in respect of dividends, distributions, redemptions and stock repurchases paid in cash, to make such covenant less restrictive.
The maximum facility commitment amount under the franchise loan program is $200.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) of Cdn $50 million. We remain subject to the financial covenants under the franchise loan facility.
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
The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure, and reviews the adequacy of its legal and regulatory reserves on a quarterly basis in accordance with applicable accounting rules. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
At December 31, 2013, the Company had accrued $33.3 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss, and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.6 million.
At December 31, 2013, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $50,000 to $8.2 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. Our estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from June 28, 2009 to the present. The class size is approximately 1,788 opt-in plaintiffs, which is less than seven percent of the potential class members. The parties are engaging in discovery, including depositions of court-designated class members.  Discovery is expected to continue until April 2014.
In Sowell, et al. v. Aaron's, Inc., United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-03867-CAP-ECS), two former Company associates filed separate lawsuits on November 5, 2012; Elizabeth Cook filed in Fulton County Georgia State Court and Brittany Sowell filed in the U.S. District Court for the Northern District of Georgia.  Plaintiff Sowell then filed a First Amended Complaint in the U.S. District Court of the Northern District of Georgia on November 28, 2012. Thereafter, Plaintiff Sowell filed a Second Amended Complaint on December 21, 2012, which included Cook's claims and consolidated the cases. The case settled on October 22, 2013, and the settlement payment was substantially covered by insurance.

Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company filed a motion to add counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise prior to obtaining ownership. That motion is pending.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act and the Computer Fraud Abuse Act and sought certification of a putative nationwide class.  Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed a second amended complaint against the Company and its franchisee Aspen Way, asserting claims for violation of the Electronic Communications Privacy Act and common law invasion of privacy by intrusion upon seclusion. Plaintiffs also asserted certain vicarious liability claims against the Company based on Aspen Way's alleged conduct. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, and on February 27, 2013, plaintiffs filed a motion for leave of the Court to file a third amended complaint against the Company.  On May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the same claims against the Company as the second amended complaint but also adds a request for injunction and names additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company has moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' second amended complaint. That motion remains pending. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On January 27, 2014, the Magistrate Judge issued recommendations on pending motions. The Judge recommended that all claims against all franchisees other than Aspen Way Enterprises, LLC be dismissed. The Judge also recommended that claims for invasion of privacy, aiding and abetting, and conspiracy be dismissed against all defendants. Finally, the Judge recommended denial of the Company’s motion to dismiss the violation of Electronic Communications Privacy Act claims. In addition, on January 31, 2014, the Magistrate Judge recommended denial of the Plaintiffs’ motion to certify the class. These recommendations are subject to objection by either party and will then either be adopted, in whole or in part, by the District Judge, or modified as the District Judge may determine appropriate.
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
Regulatory Investigations
Federal Trade Commission Investigation. The Federal Trade Commission (“FTC”) investigated the Company in connection with the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, as noted above under “Privacy and Related Matters,” and the Company's alleged responsibility for that use. On October 22, 2013, the FTC published a proposed consent agreement that would close the investigation. Pursuant to FTC administrative procedure, the consent agreement was subject to public comment through November 21, 2013. The FTC is currently deciding whether to make the proposed consent agreement final.
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
Other Commitments
At December 31, 2013, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $35.4 million. Payments under these commitments are scheduled to be $19.2 million in 2014, $15.5 million in 2015 and $710,000 in 2016.
The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. As of December 31, 2013, the plan allows employees to contribute up to 100% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of 4% matching compensation. The Company’s expense related to the plan was $3.3 million in 2013, $999,000 in 2012, and $891,000 in 2011.
The Company is a party to various claims and legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
NOTE 9: SHAREHOLDERS’ EQUITY
The Company held 17,795,293 shares in its treasury and was authorized to purchase an additional 11,497,373 shares at December 31, 2013. The holders of common stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by its Board of Directors out of legally available funds. The Company repurchased 3,502,627 shares of its common stock through an accelerated share repurchase program in 2013 and 1,236,689 shares of its common stock on the open market in 2012.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by and such issuance subject to approval by the Board of Directors. As of December 31, 2013, no preferred shares have been issued.

On October 4, 2013, the Company amended its Amended and Restated Articles of Incorporation to confirm that shares of common stock the Company repurchases from time to time become treasury shares. As permitted by Georgia corporate law, the amendment was adopted by the Board of Directors of the Company without shareholder action.

Accelerated Share Repurchase Program

In December 2013, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $125.0 million of the Company’s common stock, as part of its previously announced share repurchase program. The Company paid $125.0 million and received an initial delivery of 3,502,627 shares, estimated to be approximately 80% of the total number of shares to be repurchased under the agreement, which reduced the Company's shares outstanding at December 31, 2013. The value of the initial shares received on the date of purchase was $100.0 million, reflecting a $28.55 price per share, which was recorded as treasury shares. The Company recorded the remaining $25.0 million as a forward contract indexed to its own common stock in additional paid-in capital.

In February 2014, the accelerated share repurchase program was completed and the Company received 1,000,952 additional shares determined using a volume weighted average price of the Company's stock (inclusive of a discount) during the trading period. All amounts classified as additional paid-in capital will be reclassified to treasury shares during the first quarter of 2014 upon settlement.
NOTE 10: STOCK OPTIONS AND RESTRICTED STOCK
The Company grants stock options, restricted stock units and restricted stock awards to certain employees and directors of the Company. Total stock-based compensation expense was $2.3 million, $6.5 million and $8.4 million in 2013, 2012 and 2011, respectively, and was included as a component of operating expenses in the consolidated statements of earnings. Excess tax benefits of $1.4 million, $6.0 million and $1.3 million are included in cash provided by financing activities for the years ended 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $9.1 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 2.3 years.
The aggregate number of shares of common stock that may be issued or transferred under the incentive stock awards plan is 14,597,927 at December 31, 2013.
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
No stock options were granted in 2013, 2012 or 2011.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2013	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable December 31, 2013	Weighted Average Exercise Price
$10.01-15.00	471,250	4.13	$14.15	471,250	$14.15
15.01-19.92	215,250	6.11	19.90	57,750	19.83
$10.01-19.92	686,500	4.75	15.95	529,000	14.77
The table below summarizes option activity for the year ended December 31, 2013:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2013	1,513	$14.81
Granted	—	—
Exercised	(728)	13.71
Forfeited/expired	(98)	15.29
Outstanding at December 31, 2013	687	15.95	4.75	$9,233	$7.02
Expected to Vest at December 31, 2013	132	19.92	6.15	1,253	10.67
Exercisable at December 31, 2013	529	14.77	4.33	7,740	5.94
The aggregate intrinsic value of options exercised was $11.0 million, $20.0 million and $5.5 million in 2013, 2012 and 2011, respectively. The total fair value of options vested was $2.7 million, $2.2 million and $2.7 million in 2013, 2012 and 2011, respectively. Income tax benefits resulting from stock option exercises totaled $4.2 million, $8.4 million, and $2.1 million in 2013, 2012 and 2011, respectively.
Restricted Stock
Shares of restricted stock or restricted stock units (collectively, “restricted stock”) may be granted to employees and directors and typically vest over approximately two to five year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant.
Restricted shares granted with performance conditions are typically granted to eligible participants upon achievement of certain pre-tax profit and revenue levels by the employees' operating units or the overall Company. Plan participants include certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers.
In addition, the Company grants time-based restricted stock to certain executive officers, as well as performance-based restricted stock that will be eligible to vest at the completion of a three-year period assuming certain performance conditions are achieved over three annual performance periods. The Company recognizes compensation cost for its performance-based restricted stock over the vesting period based on the probability that the performance condition will be satisfied.
Any shares of restricted stock that are forfeited may again become available for issuance. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense on a straight-line basis over the vesting period. The Company granted 307,000, 368,000 and 266,000 shares of restricted stock at weighted-average fair values of $29.23, $26.08 and $23.57 in 2013, 2012 and 2011, respectively.
The following table summarizes information about restricted stock activity:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2013	696	$23.28
Granted	307	29.23
Vested	(6)	28.22
Forfeited	(315)	23.60
Non-vested at December 31, 2013	682	25.77
The total fair value of restricted stock vesting during the year was $722,000, $4.4 million and $5.7 million in 2013, 2012 and 2011, respectively.

Retirement and Separation-Related Modifications
In connection with the retirement of the Company’s founder and Chairman of the Board, the Company recorded a $10.4 million charge to operating expenses, of which $1.7 million related to the accelerated vesting of 75,000 shares of restricted stock and 25,000 stock options in 2012. During 2011, the Company recorded a $3.5 million charge for separation costs primarily related to the immediate vest modification of 150,000 shares of restricted stock and 50,000 stock options related to the separation of the Company’s Chief Executive Officer. The total incremental cost resulting from the modifications, due primarily to increases in the Company’s stock price as of the modification date compared to the grant date, was $1.2 million and $1.3 million in 2012 and 2011, respectively. There were no similar modification charges in 2013.
NOTE 11: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2013, the Company had five operating and reportable segments: Sales and Lease Ownership, HomeSmart, RIMCO, Franchise and Manufacturing. In the first quarter of 2013, the Company determined that the RIMCO segment no longer met the aggregation criteria in ASC 280, Segment Reporting. Accordingly, for all periods presented, RIMCO has been reclassified from the Sales and Lease Ownership segment to the RIMCO segment. In January of 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
The Aaron’s Sales & Lease Ownership division offers electronics, furniture, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. The HomeSmart division was established to offer electronics, furniture, appliances and computers to consumers on a weekly payment basis with no credit requirements. The Company's RIMCO stores leased automobile tires, wheels and rims to customers under sales and lease ownership agreements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the sales and lease ownership division revenues and certain other items are presented on a cash basis. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit affect inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.
Information on segments and a reconciliation to earnings before income taxes are as follows for the years ended December 31:

(In Thousands)	2013	2012	2011
Revenues From External Customers:
Sales and Lease Ownership	$2,076,269	$2,068,124	$1,920,372
HomeSmart	62,840	55,226	15,624
RIMCO	20,596	16,674	11,317
Franchise	68,575	66,655	63,255
Manufacturing	106,523	95,693	89,430
Other	1,562	3,014	5,539
Revenues of Reportable Segments	2,336,365	2,305,386	2,105,537
Elimination of Intersegment Revenues	(103,834)	(95,150)	(89,430)
Cash to Accrual Adjustments	2,100	2,591	(3,529)
Total Revenues from External Customers	$2,234,631	$2,212,827	$2,012,578

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$183,965	$244,014	$144,232

(In Thousands)	2013	2012	2011
HomeSmart	(3,428)	(6,962)	(7,283)
RIMCO	(414)	573	153
Franchise	54,171	52,672	49,577
Manufacturing	107	382	2,960
Other	(55,700)	(12,910)	119
Earnings Before Income Taxes for Reportable Segments	178,701	277,769	189,758
Elimination of Intersegment Profit	(94)	(393)	(2,960)
Cash to Accrual and Other Adjustments	6,353	(521)	(3,421)
Total Earnings Before Income Taxes	$184,960	$276,855	$183,377
Assets:
Sales and Lease Ownership	$1,431,720	$1,410,075	$1,285,807
HomeSmart	47,970	58,347	50,600
RIMCO	13,195	11,737	7,344
Franchise	47,788	53,820	56,131
Manufacturing[1]	24,305	24,787	21,691
Other	262,198	254,163	310,326
Total Assets	$1,827,176	$1,812,929	$1,731,899
1  Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $14.0 million, $14.1 million and $11.2 million as of December 31, 2013, 2012 and 2011, respectively.

Depreciation and Amortization:
Sales and Lease Ownership	$641,576	$620,774	$581,945
HomeSmart	23,977	20,482	5,933
RIMCO	6,703	5,247	3,198
Franchise	156	146	41
Manufacturing	2,081	4,430	1,294
Other	10,612	7,256	8,260
Total Depreciation and Amortization	$685,105	$658,335	$600,671

Interest Expense:
Sales and Lease Ownership	$4,470	$5,345	$4,348
HomeSmart	916	846	201
RIMCO	227	186	125
Franchise	—	—	—
Manufacturing	80	106	142
Other	(80)	(91)	(107)
Total Interest Expense	$5,613	$6,392	$4,709

Capital Expenditures:
Sales and Lease Ownership	$30,831	$33,460	$51,639
HomeSmart	994	4,121	10,950
RIMCO	1,650	2,020	1,763
Franchise	—	—	—
Manufacturing	1,531	4,493	2,107
Other	23,139	20,979	11,752
Total Capital Expenditures	$58,145	$65,073	$78,211

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$300	$308	$3,258

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$1,021	$1,391	$1,527

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
For the year ended December 31, 2013, the pre-tax losses of the “Other” category included $28.4 million related to an accrual for loss contingencies for a pending regulatory investigation and $4.9 million related to retirement expense and a change in vacation policies. For the year ended December 31, 2012, the pre-tax losses of the “Other” category included $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board. Earnings (Loss) Before Income Taxes above for the Sales and Lease Ownership segment include the $36.5 million accrual of a lawsuit for 2011 and the reversal of the lawsuit accrual of $35.5 million in 2012. In addition, during 2011, the Company incurred $3.5 million in separation costs related to the departure of the Company’s former Chief Executive Officer, which are reflected in the pre-tax earnings of the “Other” category.
NOTE 12: RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 6 above.
In the fourth quarter of 2011, the Company purchased an airplane for $2.8 million and sold it to R. Charles Loudermilk, Sr., the Company’s founder and former Chairman of the Board, for the same amount. The Company paid approximately $80,000 in brokerage fees in connection with the transaction, for which Mr. Loudermilk, Sr., reimbursed the Company. In the fourth quarter of 2011, the Company transferred a Company-owned vehicle to Mr. Loudermilk, Sr., valued at $21,000.
NOTE 13: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Certain reclassifications have been made to prior quarters to conform to the current period presentation.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Revenues	$593,010	$550,545	$537,224	$553,852
Gross Profit *	302,439	282,276	265,056	263,080
Earnings Before Income Taxes	81,042	40,387	29,420	34,111
Net Earnings	51,000	25,854	21,138	22,674
Earnings Per Share	.67	.34	.28	.30
Earnings Per Share Assuming Dilution	.67	.34	.28	.30
Year Ended December 31, 2012
Revenues	$583,299	$537,279	$526,883	$565,366
Gross Profit *	284,083	266,913	259,957	264,396
Earnings Before Income Taxes	115,029	58,590	46,044	57,192
Net Earnings	71,226	36,244	28,941	36,632
Earnings Per Share	.94	.48	.38	.48
Earnings Per Share Assuming Dilution	.92	.47	.38	.48
* Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.
The second quarter of 2013 included a pre-tax $15.0 million charge related to an accrual for loss contingencies for a pending regulatory investigation by the California Attorney General and a $4.9 million charge related to retirement expenses and a change in vacation policies. The third quarter of 2013 included an additional pre-tax $13.4 million charge related to the pending regulatory investigation.
The first quarter of 2012 included a pre-tax $35.5 million reversal of a lawsuit accrual, and the third quarter of 2012 included a pre-tax $10.4 million retirement charge associated with the retirement of the Company’s founder and Chairman of the Board.
NOTE 14: DEFERRED COMPENSATION PLAN
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

Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $12.6 million and $9.5 million as of December 31, 2013 and 2012, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $14.1 million and $10.4 million as of December 31, 2013 and 2012, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $139,000, $285,000 and $306,000 in 2013, 2012, and 2011, respectively. Benefits of $1.3 million, $616,000 and $77,000 were paid during the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15: SUBSEQUENT EVENTS
As previously discussed, in January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which leased automobile tires, wheels and rims under sales and lease ownership agreements. The Company received total cash consideration of $10.0 million from a third party. During the year ended December 31, 2013, the Company recognized impairment charges of $766,000 related to the write-down of the net assets of the RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements) to fair value less cost to sell. The Company expects any additional charges associated with the disposal of the RIMCO segment to be immaterial to future results of operations.
In addition, in February 2014, the accelerated share repurchase program with a third-party financial institution was completed and the Company received an additional 1.0 million shares of common stock.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2013. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions “Election of Directors (Item 1),” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
We have adopted a written code of ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.aarons.com. We will disclose any material changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.aarons.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2013,” “Outstanding Equity Awards at 2013 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2013,” “Non-Qualified Deferred Compensation December 31, 2013,” “Potential Payments Upon Termination or Change in Control,” “Non-Management Director Compensation in 2013,” “Employment Agreements with Named Executive Officers,” “Executive Bonus Plan,” “Restated and Amended 2001 Stock Option and Incentive Award Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item is contained under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plans” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions “Related Party Transactions” and “”Election of Directors (Item 1)” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item is contained under the caption “Audit Matters” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES
a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of Aaron’s, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2013 and 2012
Consolidated Statements of Earnings—Years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income—Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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
3. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i)	Amended and Restated Articles of Incorporation of Aaron’s, Inc.
3(ii)	Amended and Restated By-laws of Aaron’s, Inc. (incorporated by reference to Exhibit 3(i) of the Registrant's Current Report on Form 8-K filed with the SEC on February 21, 2014).
4
Specimen of Form of Stock Certificate Representing Shares of Common Stock of the Registrant, par value $0.50 per share (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 10, 2010).

10.1
Loan Agreement between Fort Bend County Industrial Development Corporation and Aaron Rents, Inc. relating to the Industrial Development Revenue Bonds (Aaron Rents, Inc. Project), Series 2000 dated October 1, 2000 (incorporated by reference to Exhibit 10(m) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001).

10.2
Letter of Credit and Reimbursement Agreement between the Registrant and First Union National Bank dated as of October 1, 2000 (incorporated by reference to Exhibit 10(n) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 30, 2001).

10.3
First Omnibus Amendment dated as of August 21, 2002, but effective as of October 31, 2001 to the Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent (incorporated by reference to Exhibit 10(kk) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005).

10.4
First Amendment dated as of July 27, 2005 to Amended and Restated Master Agreement and Amended and Restated Lease Agreement dated as of October 31, 2001, as amended, among Aaron Rents, Inc. as lessee, SunTrust Banks, Inc. as lessor, Wachovia Bank, National Association, as lender, and SunTrust Bank as lease participant and agent (incorporated by reference to Exhibit 10(jj) of the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2005).

10.5
Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of July 5, 2011 and Form of Senior Note (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2011).

10.6
Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of December 19, 2012 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012).

10.7
Amendment No. 2 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.8
Revolving Credit Agreement, dated as of May 23, 2008, among Aaron Rents, Inc., as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2008).

10.9
First Amendment made and entered into on March 31, 2011 to the Revolving Credit Agreement, dated as of May 23, 2008, by and among Aaron’s, Inc., each of the other lending institutions party thereto as participants, and SunTrust Bank as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the SEC on May 4, 2011).

10.10
Second Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the other financial institutions party thereto as lenders, dated as of May 18, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2011).

10.11
Third Amendment made and entered into as of July 1, 2011 to Revolving Credit Agreement dated as of May 23, 2008 by and among Aaron’s, Inc., the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2011).

10.12
Fourth Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of December 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.13
Fifth Amendment to Revolving Credit Agreement, by and among Aaron’s, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.14
Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., SunTrust Bank, as servicer, and the other financial institutions party thereto as participants, dated as of June 18, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 24, 2010).

10.15
First Amendment made and entered into as of March 31, 2011 to the Second Amended and Restated Loan Facility Agreement and Guaranty, dated as of June 18, 2010, by and among Aarons, Inc. as sponsor, each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.16
Second Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 18, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011).

10.17
Third Amendment made and entered into as of July 1, 2011 to Second Amended and Restated Loan Facility Agreement and Guaranty dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on From 8-K filed with July 8, 2011).

10.18
Fourth Amendment made and entered into as of May 16, 2012 to Second Amended and Restated Loan Facility Agreement and Guarantee dated as of June 18, 2010 by and among Aaron’s, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013).

10.19
Fifth Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of December 13, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.20
Sixth Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.21
Seventh Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of December 12, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.22
Aaron’s, Inc. Employees Retirement Plan and Trust, as amended and restated (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (333-171113) filed with the SEC on December 10, 2010).

10.23
Amendment No. 1 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.24
Amendment No. 2 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.25
Amendment No. 3 to the Aaron's Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 31, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.26
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.27
Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012).

10.28	Form of Option Award Agreement for awards made prior to February 2014.
10.29	Form of Restricted Stock Unit Award for awards made in or after February 2014.
10.30	Form of Option Award Agreement for awards made in or after February 2014.
10.31	Form of Performance Share Award Agreement for awards made in or after February 2014.
10.32
Aaron’s Management Performance Plan (Summary of terms for Home Office Vice Presidents) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.33
Aaron’s, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron’s Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.34
Aaron’s, Inc. Deferred Compensation Plan Master Plan Document, Effective July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2009).

10.35
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Ronald W. Allen (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.36
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Gilbert L. Danielson (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.37	Executive Severance Pay Plan of Aaron's, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014).
10.38
Separation Agreement, dated as of May 1, 2013, by and between Aaron's, Inc. and William K. Butler (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.39
Retirement Agreement between Aaron’s, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.40	Fixed Dollar Discounted Accelerated Share Repurchase Agreement, dated December 3, 2013, by and between Aaron’s, Inc. and Wells Fargo Securities, LLC.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Shareholder’s Equity for the Years ended December 31, 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements.

(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2014.

AARON’S, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2014.

SIGNATURE	TITLE
/s/ RONALD W. ALLEN Ronald W. Allen	Chairman of the Board of Directors, President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ DAVID L. BUCK David L. Buck	Chief Operating Officer
/s/ LEO BENATAR Leo Benatar	Director
/s/ KATHY T. BETTY Kathy T. Betty	Director
/s/ CYNTHIA N. DAY Cynthia N. Day	Director
/s/ HUBERT L. HARRIS, JR. Hubert L. Harris, Jr.	Director
/s/ DAVID L. KOLB David L. Kolb	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director