Form 10-K/A
period 2013-12-31
AARON'S INC
filed 2014-04-30
CIK 706688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Aaron’s, Inc. (the “Company”) for the fiscal year ended December 31, 2013 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2014 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2013 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

The Board is currently comprised of two Class I directors, three Class II directors and three Class III directors. At each annual meeting of shareholders, a class of directors is elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

CLASS I DIRECTORS OF THE COMPANY WHOSE TERMS WILL EXPIRE IN 2014

Ronald W. Allen, 72, has been a director of the Company since 1996 and Chief Executive Officer of the Company since February 2012. Mr. Allen also served as Chairman of the Board from November 2012 through April 2014 and as President of the Company from February 2012 through April 2014. Mr. Allen served as interim President and Chief Executive Officer of the Company from November 2011 to February 2012 and has served as a Director of the Company since 1997. He was Chairman and Chief Executive Officer of Delta Air Lines, Inc., an international air passenger carrier, from 1987 to 1997 and served in various senior roles at the airline prior to that appointment. He currently serves as a director of The Coca-Cola Company and Aircastle Limited. He is a former director of Forward Air Corporation and Guided Therapeutics, Inc.

Mr. Allen has extensive public company operating and leadership experience, having served as President, Chairman and Chief Executive Officer of Delta Air Lines, Inc. He led Delta Air Lines through a major restructuring that resulted in several years of growth for the company. Mr. Allen also has served on numerous boards, including the boards of Presbyterian College, Smithsonian Air/Space Museum, Georgia Tech Foundation and NationsBank. Mr. Allen’s considerable experience in senior management, operational leadership and business prominence make him well suited to serve on the board of directors.

Ray M. Robinson, 66, has been a director of the Company since 2002 and has served as our Chairman of the Board since April 2014. From November 2012 until his appointment as Chairman, Mr. Robinson was independent lead director. He is President Emeritus of the East Lake Golf Club and Vice Chairman of the East Lake Community Foundation. Prior to his retirement in 2003 as Southern Region President, Mr. Robinson was employed with AT&T from 1968. He currently serves as a director for Avnet, Inc., Acuity Brands, Inc., and AMR and is Chairman of the Board of Citizens Trust Bank of Atlanta.

Mr. Robinson brings experience in senior management and board service for numerous public companies. His service on the boards of various organizations of various sizes lends to his extensive operational skills and gives him insight into compensation dynamics which are a complementary addition to our board of directors. These skills and experience qualify him well to serve on our board of directors, as well as serving as Chairman of the board of directors and of the Compensation Committee.

CLASS II DIRECTORS OF THE COMPANY WHOSE TERMS WILL EXPIRE IN 2015

Kathy T. Betty, 58, has served on our board of directors since 2012. From 2009 until 2011, Ms. Betty was the owner of the Atlanta Dream of the WNBA. She also founded The Tradewind Group, an incubator company, where she worked until 2007. Her other experience includes serving as Executive Vice President and Partner of Scott, Madden from 1993 to 2000, where she worked on international mergers and acquisitions, and Ernst & Young from 1989 to 1993 as one of the first women admitted to the partnership.

Ms. Betty has over 30 years of business management and consultancy experience. She currently holds many leadership positions in the community, including serving on the boards of the Children’s Healthcare of Atlanta Foundation, YMCA of Metropolitan Atlanta and the Alexander-Tharpe Fund, Georgia Institute of Technology, as well as the Board of Councilors of the Carter Center. Ms. Betty’s management and financial experience, along with her experience as an entrepreneur and strong community presence, are valuable assets and make her well qualified to serve on our board of directors.

Leo Benatar, 84, has served as a director of the Company since 1994. He is currently a Principal with consulting firm Benatar & Associates. He was Chairman of packaging manufacturer Engraph, Inc., and served as Chief Executive Officer of that company from 1981 to 1995. He previously served as Chairman of the Federal Reserve Bank of Atlanta, as a director of Paxar Corporation and Mohawk Industries, Inc. and as nonexecutive Chairman of Interstate Bakeries Corporation.

Mr. Benatar has been a member of our board of directors for 20 years. His intimate knowledge of our Company, strong leadership and management experience, past experience as a long-term senior executive, experience as an entrepreneur and service on the boards of several other prominent organizations gives Mr. Benatar insight into the management and board dynamics of organizations, which is invaluable to our board of directors.

John B. Schuerholz, 73, has been a director of the Company since 2006. Mr. Schuerholz is currently President of the Atlanta Braves professional baseball organization, a position he has held since 2007. Prior to this, he was Executive Vice President and General Manager of that organization. He was employed from 1968 with the Kansas City Royals professional baseball organization in various management positions until being named Executive Vice President and General Manager of that organization in 1981.

Mr. Schuerholz has over 45 years of leadership and management experience, including as an executive with Major League Baseball. His service on numerous committees of Major League Baseball, and his appointment to lead the league’s program on leadership and management demonstrate the management skills which, together with Mr. Schuerholz’s strong community prominence, are a valuable asset to our board of directors.

CLASS III DIRECTORS OF THE COMPANY WHOSE TERMS WILL EXPIRE IN 2016

Cynthia N. Day, 48, has been a member of our board of directors since 2011. Ms. Day is currently President and Chief Executive Officer of Citizens Bancshares Corporation and Citizens Trust Bank. She served as Chief Operating Officer and Senior Executive Vice President of Citizens Trust Bank from 2003 to January 2012 and served as its acting President and Chief Executive Officer from January 2012 to February 2012. Ms. Day previously served as the Executive Vice President and Chief Operating Officer and in other capacities of Citizens Federal Savings Bank of Birmingham from 1993 until its acquisition by Citizens Trust Bank in 2003 and previously served as an audit manager for KPMG. She currently serves on the board of directors of Primerica, Inc., Citizens Bancshares Corporation and Citizens Trust Bank.

Ms. Day’s management and financial experience together with her Certified Public Accountant credentials make her well qualified to serve as a member of our board of directors. Ms. Day has also served as a member of the board of directors of the National Banker’s Association, the Georgia Society of CPA’s, the University of Alabama Continuing Education Advisory Board and the United Negro College Fund.

Hubert L. Harris, Jr., 70, has served on our board of directors since 2012. Since 1992, Mr. Harris has been the owner and operator of Harris Plantation, Inc., a cattle, hay and timber business. He is a Trustee for SEI mutual funds since 2008. Mr. Harris previously served as CEO of Invesco North America and Chairman of Invesco Retirement Services, and served on the board of directors of Invesco from 1993 to 2004. From 1988 to 2005, Mr. Harris was President and Executive Director of the International Association for Financial Planning. He served as the Assistant Director of the Office of Management and Budget in Washington DC from 1977 to 1980.

Mr. Harris also serves on the Board of Councilors of the Carter Center, and he previously served as director of Colonial BancGroup, Inc., chair of the Georgia Tech Foundation and chair of the Georgia Tech Alumni Association. Mr. Harris’s strong financial background and extensive business experience, including service on numerous for-profit and non-profit boards, makes him a qualified and valuable member of our board of directors.

David L. Kolb, 75, has been a director of the Company since 2003. Mr. Kolb was Chairman of Mohawk Industries, Inc., a manufacturer of flooring products, from 2001 until 2004. Prior to 2001, he served as Chief Executive Officer of Mohawk from 1988 to 2001. He also serves on the board of directors for Chromcraft Revington Corporation and was previously a director of Paxar Corporation.

Mr. Kolb has served as a member and chair of public company boards, including on various audit, nominating and corporate governance committees. His board committee and governance experience, as well as his leadership and management experience, qualifies him well to serve on our board of directors as well as Chair of our Nominating and Corporate Governance Committee.

Executive Officers Who Are Not Directors

Set forth below are the names and ages of each executive officer of the Company who is not a director. All positions and offices with the Company held by each such person are also indicated.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
David L. Buck (64)	Chief Operating Officer since 2013. Prior to this, Mr. Buck held a Divisional Vice President position since 1991.

James L. Cates (63)	Senior Group Vice President since 2002. Corporate Secretary from 2002 until November 2013.

Gilbert L. Danielson (67)	Chief Financial Officer since 1990 and Executive Vice President since 1998. Mr. Danielson was a director from 1990 until April 2014.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years

Robert W. Kamerschen (46)	Executive Vice President, General Counsel and Corporate Secretary since April 2014. Prior to this, Mr. Kamerschen serviced as Senior Vice President, General Counsel and Corporate Secretary from 2013 when he joined the Company. Before joining the Company, Mr. Kamerschen served at information solution provider Equifax Inc. since 2008 as its U.S. Chief Counsel, Senior Vice President and Chief Compliance Officer.

Steven A. Michaels (42)	President of Aaron’s, Inc. since April 2014. Prior to this, Mr. Michaels served as (i) Vice President, Finance from 2012 until April 2014, (ii) Vice President Strategic Planning & Business Development from 2013 until April 2014 and (iii) Vice President, Finance, Aaron’s Sales & Lease Ownership Division from 2008 until 2013.

Tristan J. Montanero (42)	Senior Vice President, Operations since 2013. Prior to this, Mr. Montanero held a Divisional Vice President position since 2002.

John W. Robinson (42)	Executive Vice President, President and Chief Executive Officer of the Company’s recently acquired subsidiary, virtual lease-to-own company Progressive Finance Holdings, LLC. Prior to the Company’s acquisition of Progressive, Mr. Robinson served as its Chief Executive Officer.

Robert P. Sinclair, Jr. (52)	Vice President, Corporate Controller since 1999.

D. Chad Strickland (38)	Senior Vice President, Associate Resources since April 2014. Prior to this, Mr. Strickland served as Vice President, Associate Resources from 2010 until April 2014 and Vice President, Employee Relations from 2006 until 2010.

John T. Trainor (41)	Vice President, Chief Information Officer since November 2010. Prior to this, Mr. Trainor was Information Technology Director for the Company from 1999 to 2007 when he was appointed Vice President, Information Technology, Aaron’s Sales & Lease Ownership Division.

Audit Committee

The Board of Directors has a standing Audit Committee comprised of Mses. Betty and Day and Messrs. Benatar (chair), Kolb and Schuerholz. The function of the Audit Committee is to assist the board of directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the financial reporting process and the systems of internal accounting and financial controls; (iii) the performance of the Company’s internal audit function and independent auditors; (iv) the independent auditors’ qualifications and independence; and (v) the Company’s compliance with ethics policies and legal and regulatory requirements. The Audit Committee is directly responsible for the appointment, compensation, retention, and termination of the independent auditors, who report directly to the Committee.

The Board has designated each of Mses. Betty and Day and Messrs. Benatar and Kolb as an “audit committee financial expert” within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Commission certain reports of beneficial ownership of the Company’s common stock. Based solely on a review of information furnished to us, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and more than 10% shareholders during the year ended December 31, 2013, with the exception of (i) a Form 3 and Form 4 filed late by Mr. Kamerschen and (ii) a Form 4 filed late by Mr. Cates.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Introduction. The purpose of this section is to provide material information about the compensation objectives and policies for our named executive officers and to explain how the Compensation Committee of our board of directors, which we refer to as our Compensation Committee, made its compensation decisions for 2013.

For 2013, our named executive officers are listed below and consist of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) our three most highly compensated executive officers for 2013 other than our Chief Executive Officer and our Chief Financial Officer and (iv) our former Chief Operating Officer, who would have been included in the preceding group but for his retirement in 2013.

Named Executive Officer	2013 Position
Ronald W. Allen	Chairman, President and Chief Executive Officer
Gilbert L. Danielson	Executive Vice President and Chief Financial Officer
David L. Buck	Chief Operating Officer
Robert W. Kamerschen	Senior Vice President, General Counsel and Corporate Secretary
Tristan J. Montanero	Senior Vice President, Operations
William K. Butler, Jr.	Former Chief Operating Officer until May 1, 2013

Our compensation programs are designed to retain key executives and to motivate them to foster a culture of engagement and performance. We believe that doing so will enable the Company to meet the operational, financial and strategic objectives established by our board of directors.

Fiscal Year Operational Results. Operational results from 2013 include:

•	achieving 1% year over year growth in total revenue in the face of an economy that has proven challenging to our customer base, with 2013 revenues totaling approximately $2.2 billion;

•	returning approximately $104 million to shareholders in the form of dividends and share repurchases;

•	increasing our store footprint with the net addition of 78 Company-operated and franchised stores;

•	refining our strategic focus by divesting our RIMCO wheels and tire operations and continuing to develop HomeSmart—our weekly rent-to-own platform; and

•	restructuring of our senior management group including (i) the promotions of Messrs. Buck and Montanero to the positions of SVP, Operations, (ii) the promotion of Mr. Buck to the position of Chief Operating Officer when Mr. Butler retired, and (iii) the hiring of Mr. Kamerschen to serve as our General Counsel.

Pay for Performance Linkage. Our 2013 compensation program linked a substantial portion of executive compensation to our financial results. Although our performance was solid in many areas, we did not fully meet the financial performance goals set by the Compensation Committee for the annual and long-term incentive plans in which our named executive officers participated.

As discussed in greater detail under “Components of the Executive Compensation Program”:

•	although Messrs. Allen and Danielson earned awards under the legacy annual incentive formula applicable to them, they and the Compensation Committee agreed that their awards should be reduced in light of our business results. This decision was also driven by the desire of our senior management to align their awards with other members of management and the Company’s compensation objectives.

•	our other named executive officers did not earn awards under the annual incentive plan in which they participated. However, the Compensation Committee exercised its business judgment and approved discretionary payments to acknowledge the significant business challenges the industry faced in 2013 and to recognize the Company’s need to retain and motivate key leadership.

•	none of our named executive officers earned awards under the long-term incentive plan because the revenue growth and pre-tax margin targets that were required to earn those awards were not met.

Say on Pay Vote. Last year, our shareholders had the opportunity to cast an advisory vote on our executive compensation practices as described in our 2013 proxy statement, and the result was that they approved the compensation of our named executive officers with approximately 86% of the total votes actually cast. The Compensation Committee viewed this result as reflecting strong shareholder support for the philosophy and objectives of our executive compensation program.

After carefully considering our existing programs and our upcoming business challenges, the Compensation Committee determined that certain changes to the overall structure of the program for 2014 would better align incentives across our organization and further enhance our program’s ability to support our business and strategic objectives. These program changes are described under each of the sections titled “Annual Cash Bonus—Program Changes for 2014” and “Long-Term Equity Incentive Awards—Program Changes for 2014”.

Objectives of Executive Compensation

The primary objectives and priorities of our executive compensation program are to:

•	attract, motivate and retain quality executive leadership;

•	align the incentive goals of our executive officers with the interests of our shareholders;

•	enhance the individual performance of each executive;

•	improve our overall Company performance; and

•	support achievement of our business plans and long-term goals.

To accomplish these objectives, the Compensation Committee provides the named executive officers with compensation opportunities based on the range of compensation paid by similar companies for positions of similar responsibility. Opportunities for compensation and amounts delivered reflect (i) the Company’s performance results, (ii) the individual’s performance and (iii) other factors the Compensation Committee views as relevant, as described in greater detail in this Compensation Discussion & Analysis.

Compensation Process

Role of the Compensation Committee. The Compensation Committee is comprised solely of independent directors. Its role is to oversee (i) executive and director compensation, (ii) benefit plans and policies, including equity compensation plans and other forms of compensation and (iii) other significant associate resources matters, including management succession.

More specifically, the Compensation Committee reviews and discusses proposed compensation for the named executive officers, and evaluates their performance and sets their compensation. In addition, the Compensation Committee approves all equity awards for named executive officers and other officers, based on the recommendations of senior management, as appropriate.

Role of Management. The Compensation Committee considers the input and recommendations of Mr. Allen with respect to our executive compensation programs and decisions that impact other named executive officers and other employees. Mr. Danielson and our Senior Vice President of Associate Resources also provide input with respect to financial goals and recommendations, and overall program design. Although management and other invitees at Compensation Committee meetings may participate in discussions and provide input, all votes and final decision-making on named executive officer compensation are solely the responsibility of the Compensation Committee.

Independent Compensation Consultants. In 2011, the Compensation Committee retained Grant Thornton LLP, which we refer to as Grant Thornton, to conduct market assessments of executive compensation for the Company’s top three officers and the compensation program for outside directors. To develop its recommendations, Grant Thornton used an executive compensation database and a report for the retail and general industry sectors, and reviewed proxy disclosures of executive compensation for a group of 11 retailers viewed as similar to the Company in terms of size, complexity and revenues (see “Peer Group” for discussion). The results of these analyses were one of several factors used by the Compensation Committee to make compensation decisions during 2012 and in early 2013.

In 2013, the Compensation Committee retained Meridian Compensation Partners, LLC, which we refer to as Meridian, as its ongoing independent consultant with respect to executive and outside director compensation matters. In this role, Meridian reports directly to the Compensation Committee, but works with management at the direction of the Compensation Committee. The Compensation Committee assessed Meridian’s independence, including the potential for conflicts of interest, and concluded that Meridian was appropriately independent and free from potential conflicts of interest.

During 2013, Meridian assisted the Compensation Committee with several matters, including:

•	presenting information on executive compensation trends;

•	reviewing compensation proposals relative to executive transitions;

•	developing a revised and expanded peer group for the consideration and approval of the Compensation Committee;

•	conducting competitive assessments of executive compensation levels and incentive and severance program designs;

•	reviewing the outside director compensation program;

•	assisting with the re-design of the annual and long-term incentive programs applicable to the named executive officers and other employees;

•	developing a severance policy for key employees; and

•	reviewing the Compensation Committee’s annual calendar and related governance matters.

Meridian representatives attended a majority of the Compensation Committee meetings, and also participated in executive sessions as requested by the Compensation Committee.

Determination of 2013 Executive Compensation. For 2013, the Compensation Committee recommended Mr. Allen’s salary to the independent members of the Board for final determination. The Compensation Committee established the salaries of the other named executive officers, set annual bonus opportunities and determined the size and performance conditions of equity awards for Mr. Allen and the other named executive officers.

In making these compensation decisions in February and March 2013, the Compensation Committee considered the conclusions of the Grant Thornton report from 2011. Other factors material to the Compensation Committee’s deliberations include (i) objective measurements of business performance, (ii) the accomplishment of strategic and financial objectives, (iii) the development of management talent, (iv) enhancement of shareholder value and (v) other matters relevant to both the short- and the long-term success of the Company.

Benchmarking

Use of Market Data. We use compensation market data as a reference for understanding the competitive positioning of each element of our compensation program and of total compensation. The Compensation Committee does not manage total compensation for our named executive officers within a prescribed competitive position or percentile of the compensation market. Rather, the Compensation Committee reviews compensation for each named executive officer relative to market data as well as other internal and external factors when exercising its business judgment as to compensation decisions.

Peer Group. The peer group used for compensation decisions made in early 2013 was reviewed and revised by the Compensation Committee during the year for use in program reviews and pay decisions made in early 2014. In revising the peer group, the Compensation Committee emphasized publicly traded retail peers that are similar to the Company in terms of size, complexity and business focus. The revised group shown below includes prior peers that continue to be publicly-traded and additions that reflect a broader view of the market for management and operational talent.

Advance Auto Parts	Dick’s Sporting Goods *	Rent-A-Center *
Big 5 Sporting Goods	Dollar Tree	Sears Hometown & Outlet
Big Lots	Fred’s *	Select Comfort
Cabela’s *	Hhgregg *	Stage Stores
Cash America International *	O’Reilly Automotive *	Stein Mart
Conn’s	Pier 1 Imports	Tractor Supply *
DFC Global	RadioShack	Ulta Salon Cosmetics & Fragrance *

*	Denotes companies also included in prior peer group. Two former peer group members (99 Cents Only Stores and Jo-Ann Stores, Inc.) were excluded from the current peer group because each has since been acquired and is no longer publicly-traded.

Components of the Executive Compensation Program

Direct Compensation. The three primary direct components of the executive compensation program for 2013 are:

•	base salary;

•	annual performance-based cash bonus; and

•	long-term equity incentive awards.

These components are designed to be competitive with comparable employers and to support our compensation program objectives. The Compensation Committee has not set a prescribed mix or allocation for each component, but rather focuses on total direct compensation when making compensation decisions for our executives. In determining direct compensation, the Compensation Committee also considers a number of related factors including: (i) performance against corporate and individual objectives for the previous year; (ii) performance of general management responsibilities; (iii) the value of any unique skills and capabilities; (iv) contributions as a member of the executive management team; and (v) competitive market considerations.

The named executive officers generally have a greater portion of their total direct compensation that is variable and performance-based than do other employees. This is consistent with a philosophy that variable, performance-based compensation opportunities should increase as overall responsibility increases.

The following discussion summarizes the actions of the Compensation Committee with respect to annual base salary, annual performance-based cash bonus awards and long-term equity incentive compensation awards for 2013. Program design changes effective for 2014 are also described.

Base Salary

The Compensation Committee views base salary as fixed compensation intended to reflect the scope of an executive’s role. It reviews base salaries annually and adjusts them as necessary to ensure that salary levels remain appropriate and competitive. Salary increases are periodic rather than annual and are made after the Compensation Committee considers relevant factors including:

•	breadth and scope of an executive’s role, including any significant change in duties;

•	competitive market pay levels;

•	internal comparisons to similar roles;

•	individual performance throughout the year; and

•	overall economic climate and Company performance.

In 2013, the Compensation Committee approved merit and promotional increases for certain named executive officers. Mr. Allen did not receive an increase because his salary was viewed as appropriately aligned with the market. Mr. Danielson received a merit increase to align with general market increase levels. Messrs. Buck and Montanero received significant increases in January 2013 to reflect that each was promoted to the role of SVP, Operations. Mr. Buck received a subsequent significant increase in May 2013 to reflect his promotion to his current role of Chief Operating officer. Mr. Kamerschen’s salary level was established at his time of hire.

The table below sets forth base salary increases occurring during 2013:

Named Executive Officer	Base Salary at December 31, 2012	Base Salary at December 31, 2013	Rationale
Ronald W. Allen	$850,000	$850,000	No adjustment because salary is appropriately aligned with market

Gilbert L. Danielson	$650,000	$675,000	Merit adjustment to align with general market increase levels

David L. Buck	$320,000	$500,000	Significant increase in January 2013 upon promotion to SVP, Operations, with additional increase upon May 2013 promotion to Chief Operating Officer

Robert W. Kamerschen	NA	$350,000	Salary established at time of hire

Tristan J. Montanero	$294,000	$375,000	Significant increase in January 2013 upon promotion to SVP, Operations

William K. Butler, Jr.	$715,000	N/A	N/A

Base Salary for 2014. The Compensation Committee considered base salary adjustments for Messrs. Allen, Danielson and Buck at its February 2014 meeting. Based on their competitive positioning and our 2013 business results, the Committee decided that these executives should not receive salary increases for 2014. It is expected that salary levels for Messrs. Montanero and Kamerschen will be reviewed later this year and the Committee may or may not adjust their base salaries based on this review.

Annual Cash Bonuses

Annual incentive awards provide the opportunity to earn cash rewards for meeting Company financial and individual performance goals. Amounts earned are directly linked to performance results, and can vary based on the degree to which the related performance goals are achieved.

In 2013, our named executive officers participated in one of two annual incentive plans. Each of these plans uses pre-tax earnings as a performance measure because that metric is viewed as an effective indicator of the

Company’s performance for the year. For purpose of calculations under either annual incentive plan formula, pre-tax earnings may be adjusted by the Compensation Committee to remove the impact of unusual charges or income items, extraordinary items, or unanticipated tax law changes. The Compensation Committee also has the authority to adjust awards otherwise earned, based on factors it determines appropriate.

Messrs. Allen and Danielson participated in a legacy annual incentive structure under which our executive officers (as determined at the beginning of the fiscal year) historically have been eligible to earn awards based on specified percentages of the Company’s pre-tax earnings. The 2013 percentages for Messrs. Allen and Danielson were 0.25% and 0.23%, respectively.

Messrs. Buck, Montanero and Kamerschen participated in a separate annual incentive structure first implemented in 2012 that is aligned with current market program designs. Under this program, they and other participants have target awards expressed as a percentage of salary earnings for the year, with amounts earned based on pre-tax earnings and individual performance. Awards for pre-tax earnings could range from 70% of target for achieving the threshold goal to 125% of target for results at or above the maximum goal. Awards for performance results between these levels would be interpolated on a straight-line basis. Any awards so earned could then be decreased to the extent that individual goals were not met, and could be increased by 25% for any participant whose overall performance was rated as exceptional.

For 2013, target awards for Messrs. Buck, Montanero and Kamerschen were set at 40% of base salary. Mr. Buck’s target was increased to 50% of base salary when he was promoted to Chief Operating Officer to recognize his increased responsibilities.

Performance Results for 2013. Messrs. Allen and Danielson earned awards under the Executive Bonus Plan of $461,336 and $424,344, respectively. After considering other possible adjustments, the Compensation Committee reduced their awards to approximately 70% of the amounts otherwise earned because both the Compensation Committee and Messrs. Allen and Danielson believed that it was appropriate to decrease their awards so their annual incentive payments would more closely align with those of other executive officers and home office employees.

Named Executive Officer	Award Earned	Compensation Committee Discretionary Decrease		Final Award
Ronald W. Allen	$461,336	-$	138,336	$323,000
Gilbert L. Danielson	$424,344	-$	126,344	$298,000

The Company’s pre-tax earnings for 2013 were below the threshold level of $264 million required for the bonus payments under the annual incentive structure applicable to Messrs. Buck, Montanero and Kamerschen. For this reason, no awards were earned under that structure.

However, to motivate management in the face of a challenging business climate and to encourage retention and stability in a year of significant leadership transitions, the Compensation Committee approved discretionary awards for all participants comprising (i) 50% of target, (ii) a supplemental pool for allocation to top performers as well as (iii) additional amounts based on the Committee’s concurrence with Mr. Allen’s recommendations regarding their individual performance for the year.

Final bonus payments to Messrs. Buck, Montanero and Kamerschen were comprised as follows:

Named Executive Officer	Fifty Percent of Target Award	Individual Performance Adjustments	2013 Cash Bonus
David L. Buck	$114,583	$60,646	$175,229
Robert W. Kamerschen	$40,833	$40,208	$81,042
Tristan J. Montanero	$72,333	$30,083	$110,417

Program Changes for 2014. After a comprehensive review and comparison of the two incentive plan structures, the Compensation Committee determined that the programs should be combined for 2014 to more closely reflect peer design practices for such programs and to better support the Company’s compensation objectives.

As a result, key changes for 2014 include:

•	for stronger alignment across the organization, annual incentives for Messrs. Allen and Danielson will be based on the same performance measures and results as the other executive officers and home office employees, rather than on the legacy structure that applied for 2013 and prior years.

•	a second financial measure—same store revenue growth, weighted at 25% of target—has been added to the current pre-tax earnings measure (weighted at 75%) to emphasize the importance of growing our business. Results for each measure will be determined separately.

•	the range of potential payouts for meeting financial performance goals has been expanded to extend from 25% of the target award for achieving threshold performance to 200% of the target award for achieving maximum or better performance. Straight-line interpolation will apply for performance results between threshold and target, and between target and maximum.

•	for 2014, the target awards as a percentage of base salary earnings for our named executive officers have been set as follows:

Named Executive Officer	Incentive Plan Target as a Percentage of Base Salary
Ronald W. Allen	100%
Gilbert L. Danielson	70%
David L. Buck	70%
Robert W. Kamerschen	45%
Tristan J. Montanero	45%
William K. Butler, Jr.	—

•	senior managers will be rewarded solely based on Company financial performance. Other employees will continue to have the potential for awards earned for achieving financial results to be modified based on their individual performance.

Long-Term Equity Incentive Awards

Aaron’s long-term equity awards are intended to:

•	reward the achievement of long-term business objectives that benefit our shareholders;

•	align the interests of our executives with those of our shareholders; and

•	assist with retaining our senior management to ensure continuity of leadership.

The Compensation Committee considers a number of factors in structuring our long-term equity awards program. In addition to the objectives outlined above, the Compensation Committee also considers market design practices, potential for dilution, accounting expense and other internal considerations when deciding on the structure and size of equity awards.

The Compensation Committee generally intends that outstanding equity awards will not, in the aggregate, exceed a certain percentage of the overall outstanding common shares, although this percentage is a guideline subject to change depending upon extant circumstances. The Compensation Committee also considers the amount of stock incentive accounting expense it deems advisable, upon consultation with management, for the Company to incur when new awards are being contemplated. These anti-dilution guidelines and stock incentive accounting expense considerations help establish a cap on the amount of equity incentives the Committee may grant from time to time.

Recipients are largely identified based on their level within the Company, although not all eligible employees participate in all grants. Incentives are generally awarded to eligible participants using historical grant sizes, with those employees at the same level generally receiving the same award amount. If award amounts are adjusted, they are generally adjusted so as to keep similar proportional differences between employee levels.

Although the Compensation Committee may take the Company’s financial performance into consideration generally when determining the overall size of the pool of equity awards available for it to award to eligible participants in a given year (subject to the cap suggested by the anti-dilution and equity compensation expenses considerations discussed above), it generally does not take performance criteria into account when determining the size of a particular recipient’s incentive grant. It also generally does not use financial formulas to determine the size of an initial grant to individual recipients, although it may establish a recipient’s incentive award size by reference to a percentage of the individual’s base salary or total cash compensation. However, while financial performance does not generally factor into the initial determination of individual grant sizes, it does factor into whether any such awards are earned, through the imposition of performance-based vesting criteria.

Equity incentives granted to certain of our named executive officers in 2013 included performance-based vesting criteria. Service-based awards also are linked to performance, as they give recipients extra motivation to improve the Company’s performance, which should over time increase the price of the Company’s stock and the value of the equity awards, thus benefiting Company shareholders and equity award recipients alike.

CEO/CFO LTIP Equity Awards. In each of 2012 and 2013, Messrs. Allen and Danielson were granted 100,000 and 75,000 performance-based restricted stock units, respectively, which we refer to as performance based RSUs. These awards can be earned upon the achievement of annual revenue growth and pre-tax margin targets. These performance measures were selected because of their importance to our overall business results and because they are viewed as solid indicators of our success as a Company.

The structure of the performance based RSU awards granted in 2012 and 2013 is shown in the table below:

Grant Year	Performance Measure	Year Performance is Measured and Portion of Total Award that can be Earned
2012	6% Revenue Growth	16.67%	16.67%	16.67%
	9.5% Pre-tax Margin	16.67%	16.67%	16.67%

2013	6% Revenue Growth		16.67%	16.67%	16.67%
	9.5% Pre-tax Margin		16.67%	16.67%	16.67%

As indicated, one third of each grant can be earned at the end of each year in the three-year performance period. Of each third, 50% can be earned based on meeting the revenue growth goal and 50% based on meeting the pre-tax margin goal. Annual results are measured separately for each goal, so that an award can be earned for meeting one goal without regard to whether the second goal is met.

Any earned performance based RSUs will vest and be settled at the end of the three-year period in shares of common stock. No awards are earned unless the performance targets are met. Furthermore, no additional performance based RSUs may be earned if actual performance exceeds the targets.

LTIP Equity Awards for other Named Executive Officers. Historically, equity incentives were not granted annually to other levels of management. To address this gap relative to market, in 2011 the Compensation Committee adopted an 18 month program to provide equity grants on a more formal, structured basis to a broader group of executives and managers. This program was intended to both reward performance and to align the interests of these participants more closely with those of our shareholders.

The Compensation Committee restructured this program in 2013 to transition from its initial design to one that was more closely aligned with current market practices. The changes included lengthening the performance timeframe, emphasizing revenue growth and broadening the measurement focus for certain participants.

Specific changes for 2013 included the following:

•	results for all participants were measured annually, rather than quarterly as in 2011 and 2012;

•	performance results were measured only at the Company and division levels, rather than also at the regional level;

•	revenue growth was added to the existing pre-tax margin measure, and results were measured in a matrix rather than separately;

•	the performance matrix was structured with threshold and maximum goals, and payouts that could range from 20% of target awards at threshold to 183% of target awards when the maximum goals were achieved (with rewards for performance between levels interpolated); and

•	awards earned by regional managers were to be settled in cash rather than stock.

Messrs. Buck and Montanero were participants in this program, with target awards set at 35% of salary earnings. Mr. Kamerschen did not participate in this program due to being hired mid-year and also due to the sign-on awards he was granted.

2013 Performance Results. No equity awards were earned by any of our named executive officers because the respective revenue growth and pre-tax margin goals for 2013 were not met.

Messrs. Allen and Danielson forfeited the portion of the performance based RSUs granted to them in 2012 and 2013 that could have been earned based on meeting the 2013 performance goals. Mr. Allen forfeited a total of 66,666 performance based RSUs and Mr. Danielson forfeited a total of 50,000 performance based RSUs. The forfeited awards for Messrs. Allen and Danielson had year-end values of approximately $1.9 million and $1.5 million, respectively.

Program Changes for 2014. After conducting a comprehensive review and comparison of the two long-term incentive programs, the Compensation Committee concluded that the programs should be combined and revised to better support the Company’s compensation objectives and to better align the long-term incentive compensation of our key executives and managers.

As a result, key changes to the programs approved by the Compensation Committee for 2014 include:

•	Messrs. Allen and Danielson will have the same award structure and performance measures as other executive officers;

•	to measure performance from multiple perspectives, and better support program objectives, awards for senior management will include performance shares, stock options, and time-based restricted stock, weighted 50%, 25%, and 25%, respectively.

•	for performance shares, the measurement criteria will be the same for all participants, and will include (i) overall Company annual total revenue growth and (ii) pre-tax margin goals, measured in a matrix.

•	the performance share payout range will extend from 20% of target for achieving the threshold performance goals for both measures to a maximum of 200% of target for performance that is at or above the maximum established for both measures. Rewards for performance between matrix levels will again be interpolated.

•	performance shares will be earned annually based on results achieved. Any award earned will be subject to an additional two-year vesting period, for retention purposes.

•	stock options and time-based restricted stock will be subject to three-year cliff vesting.

•	2014 target awards as a percentage of base salary earnings were established as follows:

Named Executive Officer	LTIP Target as a Percentage of Base Salary
Ronald W. Allen	250%
Gilbert L. Danielson	150%
David L. Buck	125%
Robert W. Kamerschen	60%
Tristan J. Montanero	60%
William K. Butler, Jr.	—

CEO Discretionary Equity Award Pool. In February 2014, the Compensation Committee established a pool of 100,000 shares to be granted by Mr. Allen at his discretion for retention and recognition purposes. Any awards proposed by Mr. Allen for other executive officers must be approved by the Compensation Committee.

Long Term Incentive Plan Awards granted in 2014. The 2014 long-term incentive awards that were granted to our named executive officers pursuant to the revised program structure are set forth in the table below:

	Number of Options	Number of Time- Vested Restricted Stock Units	Number of Performance Based Restricted Stock Units	Aggregate Shares Underlying 2014 Long Term Incentive Awards
Named Executive Officer
Ronald W. Allen	54,099	17,845	35,690	107,634
Gilbert L. Danielson	25,776	8,503	17,005	51,284
David L. Buck	15,911	7,249	10,497	31,657
Robert W. Kamerschen	5,346	3,764	3,527	10,637
Tristan J. Montanero	5,728	3,889	3,779	11,396
William K. Butler, Jr.	—	—	—	—

Indirect Compensation and Perquisites

The executive compensation program also provides certain benefits and perquisites to our named executive officers that we believe are key elements of a competitive total compensation program. The values of these components generally represent a small portion of their overall total compensation opportunities, and do not materially influence the Compensation Committee’s decisions with respect to the salary and incentive elements of the compensation of the named executive officers.

Benefits. Our named executive officers receive a full range of standard benefits, including the medical, dental and disability coverage available to our employees generally. They also are eligible to participate on the same basis as other employees in the 401(k) Retirement Savings Plan, which we refer to as the 401(k) Plan, for all full-time employees. Employees with at least one year of service with the Company and who meet certain eligibility requirements are eligible for a Company match.

During 2013, the 401(k) Plan was transitioned to a safe harbor formula. The revised 401(k) Plan allows employees to contribute up to 100% of their annual compensation with 100% matching by the Company on the first 3% of compensation and an additional 50% match on the next 2% of compensation. All matching by the Company is immediately vested under the new plan formula and any prior contributions will continue to vest under the preceding vesting schedule.

The Company paid aggregate matching 401(k) Plan contributions of $39,004 for the named executive officers in 2013.

Under the Company’s Nonqualified Deferred Compensation Plan, which we refer to as the Deferred Compensation Plan, a select group of management or highly compensated employees are eligible to elect to defer up to 75% of their base pay and up to 100% of their bonus compensation on a pre-tax basis. In addition, the Company may make restoration matching contributions on behalf of employees.

The obligations of the Company under the Deferred Compensation Plan are unsecured general obligations to pay in the future the balance of the book entry deferred compensation accounts. The value of deferred compensation accounts is determined based upon the performance of designated measurement funds selected by the participants, although the contributions are not actually invested in such funds. The Company has established a grantor trust, known as a “rabbi trust,” to allow it to accumulate assets to help fund payment of Deferred Compensation Plan obligations. Distributions generally will be made in cash.

The Company did not pay any Deferred Compensation Plan matching contributions in 2013.

Corporate Aircraft Use. The named executive officers may use the Company’s aircraft from time to time for non-business use. Incremental variable operating costs associated with such personal use is paid by the Company. The amount of income attributed to the named executive officer for income tax purposes from personal aircraft use is determined by the Standard Industry Fare Level method, and the executives are responsible for paying the tax on this income. The incremental cost to the Company of such use is set forth under the “All Other Compensation” column of the Summary Compensation Table.

Club Dues. The Company reimbursed Mr. Danielson’s monthly club dues during 2013.

Our Compensation Committee periodically reviews the perquisites and other personal benefits that we provide to senior management to ensure they remain in the best interests of the Company.

Employment Agreements and Other Post Termination Protections

Employment Agreements. In April 2012, the Company entered into new employment agreements with each of Messrs. Allen and Danielson. The agreements encourage management continuity and provide important protections to both the Company and the executives. The employment agreements contain provisions addressing matters such as (i) compensation, (ii) benefits, (iii) change-in-control payments and (iv) restrictive covenants. The terms are summarized below under “Remuneration of Executive Officers and Directors—Employment Agreements with Named Executive Officers”.

None of our other named executive officers have employment agreements with the Company. The terms of Mr. Butler’s retirement and severance are described more fully in the section titled “Potential Payments upon Termination or Change in Control”.

Severance Plan. In 2013, the Compensation Committee considered the highly competitive nature of the relevant market for key leadership in our industry, and our need to enhance our ability to attract talented executives to join our management team. In January 2014, the Compensation Committee adopted an executive severance pay plan, which we refer to as the Severance Plan, intended to assure senior managers that they will be treated fairly in the event their employment is terminated by us without cause or after a corporate transaction. This Severance Plan is intended to:

•	assist us in hiring executives from well-compensated positions at other companies in a highly competitive market;

•	enhance our ability to retain the key leaders who are critical to the ongoing stability of our business and to our ability to accomplish our business objectives and who may consider attractive opportunities with other employers;

•	foster objectivity to the extent any participants are involved in considering a change-in-control proposal and ensure they remain focused on shareholders’ interests; and

•	protect our confidential information and prevent unfair competition after termination of a key leader’s employment with us.

Under the Severance Plan, in the event that a participant is involuntarily terminated by the Company without cause or resigns from the Company for good reason, upon the execution by the Participant of a waiver and release agreement in the form provided by the Company, the participant would be entitled to (i) severance consisting of continued base salary for a period of twelve (12) months and (ii) a lump sum payment intended to cover the employee’s after-tax cost of twelve (12) months of COBRA premiums for continued coverage under the Company’s group health insurance plan.

In the event that the separation described in the preceding paragraph occurs within the two-year period following a change in control, the participant would be entitled to severance consisting of continued base salary for a minimum of twelve (12) months and a maximum of twenty-four (24) months, based on the executive’s level of seniority. The executive would also receive an aggregate lump sum payment (i) approximating COBRA premiums (for the same number of months for which the executive is entitled to receive continued base salary and (ii) equivalent to a pro-rata portion of the executive’s target annual bonus for the year in which the separation occurred.

Related Policies and Considerations

Stock Ownership Guidelines. In February 2014, the Compensation Committee approved the adoption of stock ownership guidelines to further align the interests of senior executives with our shareholders. The table below summarizes the guidelines that will apply to equity awards beginning in 2014:

Feature	Provision
Required levels	Chief Executive Officer: 5x base salary Chief Financial Officer/Chief Operating Officer: 3x base salary Other Senior Managers: 1x base salary

Shares counted toward guidelines	Outright stock owned Shares held in retirement accounts Unvested time-based restricted stock Earned but unvested performance shares “In the money” value of vested but unexercised stock options

Retention Ratio	Hold 50% of net after-tax shares from awards until ownership guideline is met

Policy on Compensation Deductibility. Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to Mr. Allen and the three-other most highly-paid named executive officers (excluding Mr. Danielson) is not deductible for federal income tax purposes unless that compensation (i) is “performance-based,” (ii) was awarded under a performance-based plan approved by shareholders, and (iii) complies with certain other tax law requirements. The Company’s shareholders have previously approved terms under which the Company’s annual and long-term performance incentive awards may qualify as performance-based.

The Compensation Committee intends to preserve the tax deductibility of compensation paid to our executive officers to the extent consistent with our overall program objectives and philosophy, but recognizes that doing so may not always be feasible. Other compensation objectives, such as attracting, motivating and retaining qualified executives, are important and may supersede the goal of maintaining deductibility. Consequently, compensation decisions may be made without regard to deductibility when it is in the best interests of the Company and its shareholders to do so.

Forfeiture of Awards for Misconduct. The plan rules that govern the annual incentive structure for our executive officers provide that if the Company restates its financial statements, participants will be required to repay to the Company the difference between the amount of bonus received and the amount that would have been payable under the restated financial statements.

Securities Trading Policy. As part of our Insider Trading Policy, all of our officers and directors are prohibited from trading any interest or position relating to the future price of the Company’s securities. These prohibited transactions include trading in puts, calls, short sales or hedging transactions.

COMPENSATION COMMITTEE REPORT

The Compensation Committee operates pursuant to a written charter adopted by the board of directors and available through the Company’s website, www.aaronsinc.com. The Committee is composed of five “independent” members of the Board as defined under the listing standards of the New York Stock Exchange and under the Charter. The Compensation Committee is responsible for assisting the board of directors in fulfilling its oversight responsibilities with respect to executive and director compensation.

In keeping with its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section included in the Proxy Statement related to its 2014 Annual Meeting of Shareholders and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Based on such review and discussion, the Committee recommended to the board of directors that the Compensation Discussion and Analysis section be included in the Proxy Statement and the Annual Report on Form 10-K.

This report is respectfully submitted by the Compensation Committee of the board of directors.

Ray M. Robinson, Chairman

Leo Benatar

Kathy T. Betty

Hubert L. Harris, Jr.

John B. Schuerholz

REMUNERATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table summarizes the total compensation earned by or awarded to our named executive officers in 2013, 2012 and 2011, as applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)		Stock Awards(2)		Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation		Total
Ronald W. Allen	2013	850,000	—		2,926,000		—	323,000	4,511		4,103,511
Chief Executive Officer	2012	850,000	—		2,489,000		—	718,797	3,833		4,061,630
	2011	105,586	—		343,285		—	76,593	—		525,464

Gilbert L. Danielson	2013	675,000	—		2,194,500		—	298,000	14,017	(5)	3,181,517
Executive Vice President and Chief Financial Officer	2012	650,000	—		1,866,750		—	661,160	15,986		3,193,896
	2011	592,500	—		1,731,000		—	385,872	15,307		2,724,679

David L. Buck	2013	437,500	32,000		244,133		—	143,229	44,122	(6)	900,984
Chief Operating Officer

Robert W. Kamerschen	2013	204,167	130,000	(7)	137,850		—	51,041	1,044		524,102
Executive Vice President, General Counsel and Corporate Secretary

Tristan J. Montanero	2013	361,667	20,000		219,450		—	90,417	10,589	(8)	702,123
Senior Vice President, Operations

William K. Butler(9)	2013	240,292	—		2,194,500	(10)	—	—	5,453,857	(11)	7,888,649
Former Chief Operating Officer	2012	715,000	—		1,866,750		—	661,160	6,649		3,249,559
	2011	685,000	—		1,731,000		—	422,707	7,317		2,846,024

(1)	Reflects the value of the cash bonus paid pursuant to a Compensation Committee approved amount recommended by the Chief Executive Officer.
(2)	Represents the aggregate grant date fair value of awards recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 10 to the Company’s Consolidated Financial Statements in the Annual Report for a discussion of the assumptions used in calculating these amounts.
(3)	The Company did not grant option awards during 2011, 2012 or 2013.
(4)	Reflects the value of the cash bonus paid under our non-equity incentive plan.
(5)	Includes (i) reimbursement for club dues in the amount of $9,402 and (ii) matching contributions in the amount of $4,354 made by the Company to Mr. Danielson’s account in the Company’s 401(k) plan.
(6)	Reflects (i) payment of relocation related expenses in the amount of $33,922 and (ii) matching contributions in the amount of $10,200 made by the Company to Mr. Buck’s account in the Company’s 401(k) plan.
(7)	Includes a discretionary sign-on bonus of $100,000.
(8)	Includes matching contributions in the amount of $10,200 made by the Company to Mr. Montanero’s account in the Company’s 401(k) plan.
(9)	Effective April 25, 2013, Mr. Butler resigned from the Company.
(10)	Mr. Butler’s stock awards were forfeited as a result of his resignation from the Company.
(11)	Includes (i) severance compensation pursuant to Mr. Butler’s Separation Agreement in the amount of $5,000,000, (ii) deferred compensation distribution of $427,070, (iii) COBRA premium reimbursement in the amount of $16,587 and (iv) matching contributions in the amount of $10,200 made by the Company to Mr. Butler’s account in the Company’s 401(k) plan.

Grants of Plan-Based Awards in 2013

Our Compensation Committee granted restricted stock and stock options to our named executive officers during 2013. Set forth below is information regarding awards granted in 2013.

Name	Grant Date	Approval Date	Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)	Closing Price on Grant Date ($)
			Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Ronald W. Allen	2/18/2013	2/18/2013	—		461,336	(2)	—		—	—	100,000	(3)	—		—	—	2,926,000	29.26
Gilbert L. Danielson	2/18/2013	2/18/2013	—		424,344	(4)	—		—	—	75,000	(3)	—		—	—	2,194,500	29.26
David L. Buck	2/18/2013	2/18/2013	153,125	(5)	218,750		273,438	(6)	—	—	—		7,500	(7)	—	—	219,450	29.26
	2/19/2013	2/18/2013	—		—		—		—	—	—		835	(8)	—	—	24,683	29.56
Robert W. Kamerschen	6/12/2013	6/12/2013	57,168	(5)	81,668		102,085	(6)	—	—	—		5,000	(9)	—	—	137,850	27.57
Tristan J. Montanero	2/18/2013	2/18/2013	101,267	(5)	144,667		180,834	(6)	—	—	—		7,500	(7)	—	—	219,450	29.26
William K. Butler	2/18/2013	2/18/2013	—		424,344	(4)	—		—	—	75,000	(10)	—		—	—	2,194,500	29.26

(1)	Represents the aggregate grant date fair value of awards recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 10 to the Company’s Financial Statements in the Company’s Annual Report on Form 10-K for a discussion of the assumptions used in calculating these amounts. The Company did not grant option awards during 2013. The aggregate grant date fair value of the stock awards was $7,916,433.
(2)	Equal to 0.25% of the Company’s 2013 pre-tax earnings.
(3)	Performance restricted stock unit grant made pursuant to our Amended 2001 Incentive Plan. Award vests in February 2016 subject to the achievement of performance criteria.
(4)	Equal to 0.23% of the Company’s 2013 pre-tax earnings.
(5)	Equal to 70% of the named executive officer’s target award amount.
(6)	Equal to 125% of the named executive officer’s target award amount.
(7)	Restricted stock unit grant made pursuant to our Amended 2001 Incentive Plan. Award vests in February 2016.
(8)	Restricted stock unit grant made pursuant to our Amended 2001 Incentive Plan as part of the now discontinued AMP Plan (See “Amended and Restated 2001 Stock Option and Incentive Award Plan—Aaron’s Management Performance Plan”). Award vests in February 2018.
(9)	Restricted stock unit grant made pursuant to our Amended 2001 Incentive Plan as part of a sign on bonus. Award vests in June 2014.
(10)	Performance restricted stock unit grant made pursuant to our Amended 2001 Incentive Plan. The award was forfeited upon Mr. Butler’s departure from the Company in April 2013.

Employment Agreements with Named Executive Officers

Ronald W. Allen and Gilbert L. Danielson. We entered into employment agreements with each of Messrs. Allen and Danielson on April 18, 2012. Each of the employment agreements contain a rolling, two year term although the Company may, upon proper notice, cease the automatic extension.

The agreements provide for an annual base salary of $850,000 for Mr. Allen and $650,000 for Mr. Danielson.

Pursuant to their agreements, each of Messrs. Allen and Danielson are entitled to participate in any of the Company’s present and future stock or cash based bonus plans that are generally available to the Company’s executive officers. Messrs. Allen and Mr. Danielson are also entitled to paid vacation, life insurance, health insurance, fringe benefits and such other employee benefits generally made available by the Company to its executive officers.

The agreements also specify payments to be provided if employment is terminated under various scenarios described in the agreements, including death, disability, termination with or without cause, and termination with or without good reason. Upon an involuntary termination without cause (or a termination by the executive for good reason following a change in control of the Company), each executive is entitled to (i) continued salary and bonus payments for a severance period of twenty-four months, (ii) a cash payment in an amount sufficient after taxes to equal the cost of continued health care premiums and benefits for a twenty-four month severance period and (iii) full vesting of all outstanding stock options, stock appreciation rights, restricted stock units and other equity awards that have been granted to the executive. Termination for cause or a voluntary termination (other than for good reason following a change in control of the Company) would not entitle Messrs. Allen or Danielson to these benefits, and they would only be entitled to payment of certain already accrued and vested amounts.

If any payments to be made or benefits to be provided under the agreements would result in a “parachute payment” as defined in Section 280G of the Internal Revenue Code, then such payments or benefits will be reduced to the minimum extent necessary so that no portion of such payment or benefit, as so reduced, would constitute a parachute payment, unless the net after-tax amount the executive would receive without this reduction exceeds by at least ten percent the net after-tax amount the executive would receive with this reduction. Under the agreements, Messrs. Allen and Danielson have also agreed to customary confidentiality, non-competition, non-solicitation and release provisions.

We have not entered into employment agreements with any of our other named executive officers.

Executive Bonus Plan

Our Executive Bonus Plan is an annual performance-based cash incentive plan approved by our shareholders in 2010. The Executive Bonus Plan is administered by our Compensation Committee and is open to participation by executive officers and other executives of the Company, its operating units, or its affiliates who are in management positions designated as eligible by the Compensation Committee.

Each year, our Compensation Committee determines (i) who may participate, (ii) the performance targets and measurement criteria, (iii) the portion of participant’s salary that will be paid as an incentive award upon satisfaction of performance thresholds, (iv) the manner of payment and (v) the times and conditions subject to which the awards may become payable.

For 2013, the award opportunities approved by the Compensation Committee generally provided for payment to Messrs. Allen and Danielson of cash incentives equal to specified percentages of the pre-tax earnings of the Company for its 2013 fiscal year (after giving effect to the bonus). The remaining named executive officers have target awards expressed as a percentage of salary earnings for the year, with adjustments based on financial and individual performance

Amended and Restated 2001 Stock Option and Incentive Award Plan

General. The purpose of our Amended 2001 Incentive Plan, which was approved by shareholders at an annual meeting on May 5, 2009, is to (i) attract and retain employees, directors, consultants, advisors and other persons who perform services for the Company by providing compensation opportunities that are competitive with other companies; (ii) provide incentives to those individuals who contribute significantly to the long-term performance and growth of the Company and its affiliates; and (iii) align the long-term financial interests of employees’ and other eligible participants with those of the Company’s shareholders. Our Amended 2001 Incentive Plan has a term of ten years and no further awards may be granted under the Amended 2001 Incentive Plan after that date.

Administration. Our Compensation Committee administers our Amended 2001 Incentive Plan and has the exclusive right to set the terms and conditions of grants and awards, including the term, exercise price, vesting conditions (including vesting based on the Company’s performance or upon share price performance), and consequences of termination of employment. Our Compensation Committee also selects the persons who receive such grants and awards and interprets and administers the Amended 2001 Incentive Plan.

Awards Available for Grant. Our Compensation Committee may grant awards incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, performance shares, performance units or any combination of the foregoing.

Number of Shares Authorized. Our Incentive Plan provides for an aggregate of 7,850,000 common shares to be available for awards. No participant may be granted awards of options or stock appreciation rights with respect to more than 600,000 common shares in any one year. No more than 600,000 common shares (or the equivalent fair market value thereof) may be earned in respect of performance compensation awards granted to any participant for a single calendar year during a performance period. The maximum amount that can be paid to a participant in any calendar year pursuant to a performance compensation award in the form of a cash bonus is $15,000,000. If there is a change in our corporate capitalization or a corporate transaction or event that affects our common shares, our Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares reserved for issuance, the number of shares covered by awards then outstanding, the limitations on awards, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate under our Amended 2001 Incentive Plan.

Aaron’s Management Performance Plan. In 2011, our Compensation Committee approved a stock based management performance plan, which we refer to as the AMP Plan. Under the AMP Plan, certain vice presidents, director-level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers are eligible to receive grants of RSUs based upon the quarterly pre-tax profit performance of their operating units or the overall Company, as appropriate. All RSUs awarded under the AMP Plan are granted under and pursuant to the terms of the Amended 2001 Incentive Plan.

In February 2013, each of Messrs. Evans and Buck were awarded RSUs under the AMP Plan which vest in 2016 and 2018, respectively. These awards, however, were as a result of 2012 activity.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information on the current holdings of stock option and stock awards by the Named Executive Officers, including both unexercised and unvested awards. The market value of the stock awards is based upon the closing market price for the Company’s Common Stock as of December 31, 2013, which was $29.40.

	Option Awards							Stock Awards
Name of Executive	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un- exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Ronald W. Allen	2,250	(2)	—		—	12.6333	8/17/2014	12,500	(3)	367,500	—		—
	3,000	(4)	—		—	14.1067	10/16/2018	33,333	(5)	979,990	66,667	(6)	1,960,010
	3,000	(7)	—		—	19.92	2/23/2020	—		—	100,000	(8)	2,940,000
Gilbert L. Danielson	75,000	(9)	—		—	14.1067	10/16/2018	25,000	(5)	735,000	50,000	(10)	1,470,000
	—		—		—	—	—	—		—	75,000	(11)	2,205,000
David L. Buck	3,750	(12)	—		—	14.1067	10/16/2018	754	(13)	22,168	—		—
	—		7,500	(14)	—	19.92	2/23/2020	842	(13)	24,755	—		—
	—		—		—	—	—	1,676	(15)	49,274	—		—
	—		—		—	—	—	830	(16)	24,402	—		—
	—		—		—	—	—	739	(17)	21,727	—		—
	—		—		—	—	—	7,500	(18)	220,500	—		—
	—		—		—	—	—	835	(19)	24,549	—		—
Robert W. Kamerschen	—		—		—	—	—	5,000	(20)	147,000	—		—
Tristan J. Montanero	11,250	(12)			—	14.1067	10/16/2018	887	(15)	26,078	—		—
	3,750	(21)	7,500	(14)	—	19.92	2/23/2020	661	(16)	19,433	—		—
	—		—		—	—	—	7,500	(18)	220,500	—		—
William K. Butler	—		—		—	—	—	—		—	—		—

(1)	Reflects award value based on a share price of $29.40, the closing price of our common stock on December 31, 2013.
(2)	These options vested on August 17, 2007.
(3)	This restricted stock award vests on November 7, 2014.

(4)	These options vested on October 16, 2010.
(5)	These restricted stock units will vest on April 10, 2015.
(6)	33,333 of these performance-based restricted stock units were forfeited in February 2014. The remaining 33,333 performance-based restricted stock units will vest in April 2015 if specified performance goals and service periods are met.
(7)	These options vested on February 23, 2012.
(8)	33,333 of these performance-based restricted stock units were forfeited in February 2014. All or a portion of the remaining 66,667 performance-based restricted stock units will vest in February 2016 if specified performance goals and service periods are met.
(9)	These options vested 34% on October 16, 2011, 33% on October 16, 2012 and 33% on October 16, 2013.
(10)	25,000 of these performance-based restricted stock units were forfeited in February 2014. The remaining 25,000 performance-based restricted stock units will vest in April 2015 if specified performance goals and service periods are met.
(11)	25,000 of these performance-based restricted stock units were forfeited February 2014. All or a portion of the remaining 50,000 performance-based restricted stock units will vest in February 2016 if specified performance goals and service periods are met.
(12)	These options vested on October 16, 2013.
(13)	These restricted stock units will vest on August 15, 2016.
(14)	50% of these options vested on February 23, 2014. The remaining 50% will vest on February 23, 2015.
(15)	These restricted stock units will vest on June 20, 2017.
(16)	These restricted stock units will vest on August 7, 2017.
(17)	These restricted stock units will vest on November 6, 2017.
(18)	These restricted stock units will vest on February 18, 2016.
(19)	These restricted stock units will vest on February 19, 2018.
(20)	These restricted stock units will vest on June 12, 2014.
(21)	These options vested on February 23, 2013.

Option Exercises and Stock Vested in 2013

The following table provides information, for the named executive officers on (i) stock option exercises during 2013, including the number of shares acquired upon exercise and the value realized and (ii) the number of shares acquired upon the vesting of stock awards, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting($)(2)
Ronald W. Allen	3,375	59,774	1,000	28,290
Gilbert L. Danielson	222,675	3,841,736	—	—
David L. Buck	3,750	31,185	—	—
Robert W. Kamerschen	—	—	—	—
Tristan J. Montanero	16,639	231,835	—	—
William K. Butler	25,000	360,183	—	—

(1)	Reflects the value of options exercised based on the difference between the closing price of our common shares on the day of exercise and the applicable closing price.
(2)	Reflects the value of shares that vested based on the closing price of our common stock on the applicable vesting date.

Pension Benefits

We do not provide defined benefit pension plan benefits to our named executive officers.

Non-Qualified Deferred Compensation as of December 31, 2013

Effective July 1, 2009, the Company implemented the Aaron’s, Inc. Deferred Compensation Plan, which we refer to as the Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan open to a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees. In addition, the Company elected to make restoration matching contributions on behalf of eligible employees to compensate for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Amounts deferred under the Deferred Compensation Plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The Company’s aggregate liabilities under the Deferred Compensation Plan were approximately $12.6 million and $9.5 million as of December 31, 2013 and 2012, respectively. Liabilities are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a Rabbi Trust to fund our obligations under the Deferred Compensation Plan with Company-owned life insurance. The obligations are unsecured and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $14.1 and $10.4 million as of December 31, 2013 and 2012, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.

Deferred compensation expense charged to operations for the Company’s matching contributions totaled $139,000, $285,000, and $306,000 in 2013, 2012 and 2011, respectively. Benefits of $1.3 million and $616,000 were paid during the years ended December 31, 2013 and 2012, respectively

The following table provides information on compensation deferred by our named executive officers pursuant to the Deferred Compensation Plan.

Name of Executive	Named Executive Officer Contributions in 2013	Company Contributions in 2013	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2013
Ronald W. Allen(1)	—	—	—	—	—
Gilbert L. Danielson	—	—	$166,579	—	$1,374,145
David L. Buck	$1,224	—	$4,496	—	$31,565
Robert W. Kamerschen(1)	—	—	—	—	—
Tristan J. Montanero	$11,906	—	$30,549	—	$167,746
William K. Butler	$376,236	—	$478,483	($427,070)	$1,790,655

(1)	Messrs. Allen and Kamerschen do not participate in the Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

Ronald W. Allen and Gilbert Danielson. The agreements with Messrs. Allen and Danielson specify the payments to be provided if the employment of Mr. Allen or Mr. Danielson, as applicable, is terminated under various scenarios described in the agreements, including death, disability, termination with or without cause, and termination with or without good reason.

If either of Messrs. Allen or Danielson is (i) involuntary terminated by the Company without cause or (ii) terminates his employment for good reason following a change in control of the Company, he would be entitled to (w) continued payment of salary for a period of twenty four months (x) severance equal to twice the average cash bonus for the immediately preceding two calendar years, (y) cash payment in an amount sufficient after taxes to equal the cost of continued health care premiums and benefits for a twenty-four month severance period and (z) full vesting of all outstanding stock options, stock appreciation rights, restricted stock units and other equity awards that have been granted to the executive.

If either of Messrs. Allen or Danielson elects to voluntarily terminate his employment (other than for good reason following a change in control of the Company), they would be entitled only to accrued but unpaid base salary and earned bonus. In addition, each executive would be entitled to a pro-rata portion of the annual cash bonus for the year of termination, prorated for the period actually worked during the year.

If either of Messrs. Allen or Danielson is terminated by the Company for cause, they would be entitled only to accrued but unpaid base salary and earned bonus.

In the event of a termination of employment due to death or disability, each of Messrs. Allen and Danielson (or their respective estate, beneficiary or beneficiaries, as the case may be), would be entitled to receive his accrued amounts. In addition, and assuming the termination occurs following the end of the first quarter, the executive will also be entitled to a prorated bonus for the fiscal year in which the termination occurs equal to the bonus that would be payable to the executive under any annual bonus plan based on the Company’s performance at the end of the last completed fiscal quarter, prorated as appropriate based on the number of days he worked in such year, divided by 365 days.

If any payments to be made or benefits to be provided under the agreements would result a “parachute payment” as defined in Section 280G of the Internal Revenue Code, then such payments or benefits will be reduced to the minimum extent necessary so that no such payment or benefit, as so reduced, constitutes a parachute payment, unless the net after-tax amount the executive would receive without this reduction exceeds by at least ten percent the net after-tax amount the executive would receive with this reduction.

Assuming Mr. Allen’s employment terminated or there was a change-in-control on December 31, 2013, such payments and benefits have an estimated value of:

	Pro-rated Bonus(1)	Total Cash Severance(2)	Value of Accelerated Equity(3)	Total
Termination by the Company for cause	$323,000	—	—	$323,000
Termination by Company without Cause	—	$2,496,139	$6,247,500	$8,743,639
Termination by the executive for Good Reason following a Change in Control	—	$2,496,139	$6,247,500	$8,743,639
Termination due to death	$323,000	—	$6,247,500	$6,570,500
Termination due to disability	$323,000	—	—	$323,000
Termination by executive for any other reason	$323,000	—	—	$323,000
Change in Control Only	$323,000	—	$6,247,500	$6,570,500

(1)	Assumes that pro-rated bonus equals actual cash bonus for 2013 performance under the Executive Bonus Plan.
(2)	Calculated as the sum of (i) two times Mr. Allen’s base salary in effect under his employment agreement, (ii) two times the average of cash bonus received by Mr. Allen in the for the two calendar years immediately preceding the year in which termination occurred and (iii) an amount equal to the aggregate cost of Mr. Allen’s applicable COBRA premiums for a two year period following termination. The calculation assumes an 8% trend increase in COBRA premiums for the second year.
(3)	Calculated as the number of shares of restricted stock or restricted stock units vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2013 ($29.40).

Assuming Mr. Danielson’s employment terminated or there was a change-in-control on December 31, 2013, such payments and benefits have an estimated value of:

	Pro-rated Bonus(1)	Total Cash Severance(2)	Value of Accelerated Equity(3)	Total
Termination by the Company for cause	$298,000	—	—	$298,000
Termination by Company without Cause	—	$2,427,831	$4,410,000	$6,837,831
Termination by the executive for Good Reason following a Change in Control	—	$2,427,831	$4,410,000	$6,837,831
Termination due to death	$298,000	—	$4,410,000	$4,708,000
Termination due to disability	$298,000	—	—	$298,000
Termination by executive for any other reason	$298,000	—	—	$298,000
Change in Control Only	$298,000	—	$4,410,000	$4,708,000

(1)	Assumes that pro-rated bonus equals actual cash bonus for 2013 performance under the Executive Bonus Plan.
(2)	Calculated as the sum of (i) two times Mr. Danielson’s base salary in effect under his employment agreement, (ii) two times the average of cash bonus received by Mr. Danielson in the for the two calendar years immediately preceding the year in which termination occurred and (iii) an amount equal to the aggregate cost of Mr. Danielson’s applicable COBRA premiums for a two year period following termination. The calculations assume an 8% trend increase in COBRA premiums for the second year.
(3)	Calculated as the number of restricted stock units vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2013 ($29.40).

David L. Buck, Robert W. Kamerschen and Tristan J. Montanero. We have not entered into employment agreements with any of Messrs. Buck, Kamerschen or Montanero. In addition, we have not entered into any stand-alone change-in-control agreements with these individuals. However, under the terms of our Executive Bonus Plan, non-equity awards would be granted in certain instances upon termination of employment or in the event of a change-in-control. Likewise, under our Amended 2001 Incentive Plan, vesting is accelerated with respect to outstanding equity awards in certain instances upon termination of employment or in the event of a change-in-control.

Assuming Mr. Buck’s employment terminated or there was a change-in-control on December 31, 2013, such payments and benefits have an estimated value of:

	Pro-rated Bonus	Total Cash Severance	Value of Accelerated Equity(1)	Total
Termination due to death	—	—	$422,925	$422,925
Change in Control Only	$143,229	—	$422,925	$566,154

(1)	Calculated as the sum of (i) number of restricted stock units vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2013 ($29.40) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $29.40 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.

Assuming Mr. Kamerschen’s employment terminated or there was a change-in-control on December 31, 2013, such payments and benefits have an estimated value of:

	Pro-rated Bonus	Total Cash Severance	Value of Accelerated Equity(1)	Total
Termination due to death	—	—	$147,000	$147,000
Change in Control Only	$51,041	—	$147,000	$198,041

(1)	Calculated as the number of restricted stock units vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2013 ($29.40).
(2)	Assumes that pro-rated bonus equals actual cash bonus for 2013 performance under the Executive Bonus Plan.

Assuming Mr. Montanero’s employment terminated or there was a change-in-control on December 31, 2013, such payments and benefits have an estimated value of:

	Pro-rated Bonus	Total Cash Severance	Value of Accelerated Equity(1)	Total
Termination due to death	—	—	$301,561	$301,561
Change in Control Only	$90,417	—	$301,561	$391,978

(1)	Calculated as the sum of (i) number of restricted stock units vesting upon termination of employment multiplied by the closing price of our common shares on December 31, 2013 ($29.40) and (ii) the number of options vesting upon termination of employment multiplied by the difference between $29.40 and the applicable exercise price of the options, unless the result is negative in which case the value is determined to be $nil.
(2)	Assumes that pro-rated bonus equals actual cash bonus for 2013 performance under the Executive Bonus Plan.

William K. Butler. Effective April 25, 2013, Mr. Butler retired from the Company. Mr. Butler’s separation benefit was $5,000,000 which represented (i) nine months of annual salary, (ii) a partial annual bonus, and (iii) the calculated value of 150,000 unvested restricted stock units awarded to him in 2010 and 2011. The severance payment is being paid in thirty-six (36) equal bi-monthly installments over a period of eighteen (18) months. Mr. Butler’s separation agreement includes various restrictive covenants, including a covenant not to seek or accept employment, contract work, temporary work or any other business association with the Company or its subsidiaries, divisions, business units or affiliates.

Employment Agreement Definitions

For purposes of the employment agreements described herein, “Cause” generally means the named executive officer’s: (i) material fraud, malfeasance, gross negligence, or willful misconduct with respect to business affairs of the Company which is, or is reasonably likely to be if such action were to become known by others, directly or materially harmful to the business or reputation of the Company or any subsidiary of the Company; (ii) conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude; or (iii) material breach of this Agreement.

A termination of the named executive officer for Cause based on clause (i) or (ii) of the preceding sentence shall take effect 30 days after named executive officer receives from Company written notice of intent to terminate and Company’s description of the alleged Cause, unless the named executive officer shall, during such 30-day period, remedy the events or circumstances constituting Cause; provided, however, that such termination shall take effect immediately upon the giving of written notice of termination of Cause under any clause if the Company shall have determined in good faith that such events or circumstances are not remediable (which determination shall be stated in such notice).

For purposes of the employment agreements described herein, “Change in Control” generally means: (i) the acquisition (other than from the Company) by any person of beneficial ownership, of thirty-five percent (35%) or more of the combined voting power of then outstanding securities of the Company entitled to vote generally in the election of directors, which we refer to as the Outstanding Company Voting Securities, excluding, however, (1) any acquisition by the Company or (2) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; (ii) a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company; excluding, however, a transaction pursuant to which all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Voting Securities immediately prior to such transaction will beneficially own, directly or indirectly, more than 50 percent of the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors of the corporation resulting from such transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such transaction, of the Outstanding Company Voting Securities.

For purposes of the employment agreements described herein, “Good Reason” shall mean: (i) any material reduction in named executive officer’s base salary; (ii) any material reduction in named executive officer’s authority, duties or responsibilities; (iii) any material change in the geographic location at which named executive officer must perform his duties, which shall include the Company requiring the named executive officer to be based at any office or location more than 50 miles from named executive officer’s principal office; or (iv) any material breach of the named executive officer’s employment agreement by the Company.

For purposes of the employment agreements described herein, “Disability” shall mean the named executive officer’s inability to perform the essential functions of his position with or without reasonable accommodation for a period of one hundred eighty (180) days, whether or not consecutive, occurring within any period of twelve (12) consecutive months.

Incentive Plans

Generally, under the terms of our Executive Bonus Plan, in the event of a change in control, the named executive officer would receive an automatic payment of target-level cash bonuses, prorated to the extent the change in control occurs during the annual performance period. The Executive Bonus Plan does not contain a provision accelerating or awarding payments in the event of termination.

Generally, under the terms of the Amended 2001 Incentive Plan and the related award agreements, all outstanding unvested shares of restricted stock and restricted stock units immediately vest in the event of termination of employment due to death. In the event of termination for any other reason, all unvested shares of restricted stock are forfeited. For stock options, all outstanding unvested stock options immediately vest in the event of termination of employment of the named executive officers with the Company due to death or retirement. If the named executive officer’s employment with the Company terminates for any other reason, all unvested stock options are forfeited. In the event of a chance in control, all outstanding unvested stock options and restricted stock awards would immediately vest.

NON-MANAGEMENT DIRECTOR COMPENSATION IN 2013

The current compensation program for non-management directors is designed to fairly pay directors for work required for a company of Aaron’s size and scope and to align directors’ interests with the long-term interests of Company shareholders. For 2013, each non-employee director received a $50,000 annual stock retainer as well as cash quarterly retainers of $8,000. Our Lead Director, however, received cash quarterly retainers of $13,000 reflecting the additional demands of the position.

Each director was paid board meeting fees of $4,000 per meeting. For our Compensation Committee and Nominating and Corporate Governance Committee, meeting fees were set at $2,000 per meeting while the Audit Committee meeting fee was $2,500 per meeting. The Chair of each of the Compensation Committee and Nominating and Corporate Governance Committee, however, received a meeting fee of $2,500 per meeting while the Chair of the Audit Committee received a meeting fee $5,000 for per meeting fees.

Directors who are employees of the Company receive no compensation for attendance at board of directors or Committee meetings.

Name	Fees Earned or Paid in Cash(1)(2)	Stock Awards(3)	Option Awards(4)	Total
Leo Benatar	$88,000	$50,000	—	$138,000
Kathy T. Betty	$70,000	$50,000	—	$120,000
Cynthia N. Day	$68,000	$50,000	—	$118,000
Hubert L. Harris, Jr.	$72,000	$50,000	—	$122,000
David L. Kolb	$65,500	$50,000	—	$115,500
Ray M. Robinson	$98,000	$50,000	—	$148,000
John B. Schuerholz	$78,000	$50,000	—	$128,000

(1)	Fees earned or paid in cash are comprised of the following:

Name	Retainer	Board Meeting Fees	Committee Meeting Fees	Total
Leo Benatar	$32,000	$20,000	$36,000	$88,000
Kathy T. Betty	$32,000	$20,000	$18,000	$70,000
Cynthia N. Day	$32,000	$20,000	$16,000	$68,000
Hubert L. Harris, Jr.	$32,000	$20,000	$20,000	$72,000
David L. Kolb	$32,000	$16,000	$17,500	$65,500
Ray M. Robinson	$52,000	$20,000	$26,000	$98,000
John B. Schuerholz	$32,000	$20,000	$26,000	$78,000

(2)	Non-management directors may elect to take all or a portion of their cash fees in the form of Company stock. Those amounts are reflected in this column.
(3)	Grants in 2013 valued at $28.70 per share and represents the aggregate grant date fair value of awards recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718.
(4)	No option grants in 2013.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2013, our Compensation Committee consisted of Ms. Betty and Messrs. Benatar, Harris, Robinson and Schuerholz, each of whom our board of directors determined was independent in accordance with the New York Stock Exchange Listed Company Manual.

Other than Mr. Schuerholz, no member of our Compensation Committee during 2013 is or was formerly an officer or employee of the Company or any of its subsidiaries or was a related person in a transaction with the Company where the amount exceeded $120,000. Please see the disclosure under “Certain Relationships and Related Transactions” for additional disclosure related to Mr. Schuerholz.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 21, 2014, with respect to the beneficial ownership, as defined in Section 13(d) under the Exchange Act, of the Company’s outstanding common stock by (i) each person known by us to beneficially own 5% or more of the outstanding shares of the Company’s common stock, (ii) each of the Company’s directors and nominees for director, (iii) each named executive officer (as defined below under “Compensation Discussion and Analysis”), and (iv) all executive officers and directors and director nominees of the Company as a group.

As of March 21, 2014, there were 72,215,602 shares of common stock issued and outstanding. Except as otherwise indicated, all shares shown in the table below are held with sole voting and investment power. The Percent of Class column represents the percentage that the named person or group would beneficially own if such person or group, and only such person or group, exercised all options to purchase shares that were exercisable within 60 days of March 21, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
FMR LLC.	11,370,760	(3)	15.75%
245 Summer Street
Boston, MA 02210
Vintage Capital Management, LLC.	7,277,000	(4)	10.08%
4705 S. Apopka Vineland Road, Suite 210
Orlando, FL 32819
T. Rowe Price Associates, Inc.	6,488,074	(5)	8.98%
100 E. Pratt Street,
Baltimore, MD 21202
T. Rowe Price Small-Cap Value Fund, Inc.	4,353,700	(6)	6.03%
100 E. Pratt Street,
Baltimore, MD 21202
BlackRock, Inc.	4,725,230	(7)	6.54%
40 East 52nd Street
New York, NY 10022
Eaton Vance Management.	4,688,927	(8)	6.49%
2 International Place
Boston, MA 02110
The Vanguard Group	4,054,777	(9)	5.61%
100 Vanguard Boulevard
Malvern, PA 19355
State Street Corporation	3,918,281	(10)	5.43%
One Lincoln Street
Boston, MA 02111
Ronald W. Allen	66,614	(11)	*
Gilbert L. Danielson	229,057	(12)	*
David L. Buck	9,195	(13)	*
Robert W. Kamerschen	0	(14)	*
Tristan J. Montanero.	20,012	(15)	*
William K. Butler.	60,021	(16)	*
Leo Benatar	25,969	(17)	*
Kathy T. Betty	5,221	(18)	*
Cynthia N. Day	3,242	(19)	*
Hubert L. Harris, Jr.	1,742	(18)	*
David L. Kolb	53,209	(20)	*
Ray M. Robinson	18,117	(21)	*
John B. Schuerholz	24,675	(20)	*
All executive officers, directors and nominees as a group (a total of 18 persons)	517,815	(22)	*

*	Less than 1%.
(1)	Unless otherwise stated, the address for each beneficial owner is c/o Aaron’s, Inc., 395 East Paces Ferry Road N.E., Atlanta Georgia 30305.
(2)	Percentages are based on (i) 72,215,602 shares of common stock outstanding at March 21, 2014 plus (ii) for the reporting person, options exercisable with 60 days thereafter.
(3)	As of December 31, 2013, based on information provided in a Schedule 13G/A filed with the Commission on February 14, 2014 by FMR LLC, which we refer to as FMR, and Edward C. Johnson 3d. who serves as Chairman of FMR. Fidelity Management & Research Company, which we refer to as Fidelity, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 8,290,991 shares of common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, which we refer to as the Fidelity Funds.

Mr. Johnson and FMR, through control of Fidelity, and the Fidelity Funds each has sole power to dispose of the 8,290,991 shares owned by the Fidelity Funds. Members of the family of Mr. Johnson are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, provides investment advisory services to individuals. As such, FMR’s beneficial ownership includes 127 shares beneficially owned through Strategic Advisers, Inc.

Pyramis Global Advisors Trust Company, which we refer to as Pyramis Global, an indirect wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 5,109 shares as a result of its serving as investment manager of institutional accounts owning such shares. Mr. Johnson and FMR, through control of Pyramis Global, each has sole power to vote or to direct the voting of 5,109 shares owned by the institutional accounts managed by Pyramis Global as reported above.

(4)	Based on information provided in a Schedule 13D/A filed with the Commission on March 14, 2014 by Vintage Capital Management, LLC, which we refer to as Vintage Capital, Kahn Capital Management, LLC, which we refer to as Kahn Capital and Brian Kahn. Vintage Capital serves as investment adviser to investment funds and managed accounts, and may be deemed to have beneficial ownership over the shares of Common Stock held for the accounts. Vintage Capital serves as investment adviser to the accounts, and may be deemed to have beneficial ownership over the shares held for the Accounts. Kahn Capital, as a member and the majority owner of Vintage Capital, may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Vintage Capital, and may be deemed to be the indirect beneficial owner of such shares. Kahn Capital disclaims beneficial ownership of such shares for all other purposes. Mr. Kahn, as the manager of each of Vintage Capital and Kahn Capital, may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Vintage Capital, and may be deemed to be the indirect beneficial owner of such shares.
(5)	As of December 31, 2013, based on information provided in a Schedule 13G/A filed with the Commission on February 10, 2014 by T. Rowe Price Associates, Inc., which we refer to as Price Associates, and the T. Rowe Price Small-Cap Value Fund, Inc., which we refer to as the TRP Value Fund.

Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Except as may be indicated if this is a joint filing with one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser, not more than 5% of the class of such securities is owned by any one client subject to the investment advice of Price Associates.

(6)	As of December 31, 2013, based on information provided in a Schedule 13G/A filed with the Commission on February 10, 2014 by Price Associates and TRP Value Fund. Only State Street Bank and Trust Company, as custodian for TRP Value Fund, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except that the shareholders of the TRP Value Fund participate proportionately in any dividends and distributions so paid.
(7)	As of December 31, 2013, based on information provided in a Schedule 13G filed with the Commission on January 28, 2014 by BlackRock, Inc. which is the parent holding company of various persons who have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock of the Company. No one person’s interest in the common stock of the Company is more than five percent of the total outstanding common shares.
(8)	As of December 31, 2013, based on information provided in a Schedule 13G/A filed with the Commission on January 27, 2014 by Eaton Vance Management.
(9)	As of December 31, 2013, based on information provided in a Schedule 13G/A filed with the Commission on February 10, 2014 by The Vanguard Group, which we refer to as Vanguard, in which Vanguard reported that it holds all of its shares as an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Exchange Act. Based on the Schedule 13G/A, (i) the Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 49,439 shares as a result of its serving as investment manager of collective trust accounts and (ii) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 3,400 shares as a result of its serving as investment manager of Australian investment offerings.
(10)	As of December 31, 2013, based on information provided in a Schedule 13G filed with the Commission on February 3, 2014 by State Street Corporation, which we refer to as State Street, in which State Street reported that it holds all of its shares as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) of the Exchange Act and has shared voting and dispositive power of all of its shares.
(11)	Includes 8,250 shares of common stock issuable upon the exercise of options issued under our incentive plan that are currently exercisable. Does not include (i) 54,099 shares of common stock issuable upon the exercise of options issued under our incentive plan that remain subject to vesting conditions, (ii) 12,500 shares of restricted common stock that remain subject to vesting conditions and (iii) 186,869 restricted stock units that remain subject to vesting conditions.
(12)	Includes (i) 75,000 shares of common stock issuable upon the exercise of options issued under our incentive plan that are currently exercisable, (ii) 43,806 shares of common stock held by a family trust and (iii) 2,362 shares of common stock held by Mr. Danielson’s spouse. Does not include (i) 25,776 shares of common stock issuable upon the exercise of options issued under our incentive plan that remain subject to vesting conditions and (ii) 125,508 restricted stock units that remain subject to vesting conditions.
(13)	Comprised of (i) 7,500 shares of common stock issuable upon the exercise of options issued under our incentive plan that are currently exercisable and (ii) 1,695 shares of common stock held in Mr. Buck’s 401(k) plan account. Does not include (i) 19,661 shares of common stock issuable upon the exercise of options issued under our incentive plan that remain subject to vesting conditions and (ii) 30,922 restricted stock units that remain subject to vesting conditions.
(14)	Does not include (i) 5,346 shares of common stock issuable upon the exercise of options issued under our incentive plan that remain subject to vesting conditions and (ii) 15,291 restricted stock units that remain subject to vesting conditions.
(15)	Includes (i) 18,750 shares of common stock issuable upon the exercise of options issued under our incentive plan that are currently exercisable and (ii) 1,222 shares of common stock held in Mr. Montanero’s 401(k) plan account. Does not include (i) 9,478 shares of common stock issuable upon the exercise of options issued under our incentive plan that remain subject to vesting conditions and (ii) 16,716 restricted stock units that remain subject to vesting conditions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth aggregate information as of December 31, 2013 about the Company’s compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,368,123	$20.25	14,597,927
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	1,368,123	$20.25	14,597,927

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

The charter of the Nominating and Corporate Governance Committee provides that the Committee shall review and ratify all transactions to which the Company is a party and in which any director and executive officer has a direct or indirect material interest, apart from their capacity as director or executive officer of the Company.

In addition, the Company’s Code of Business Conduct and Ethics provides that conflict of interest situations involving directors or executive officers must receive the prior review and approval of the Audit Committee. The Code of Conduct sets forth various examples of when conflict of interest situations may arise, including: when an officer or director or members of his or her family receive improper personal benefits as a result of his or her position in or with the Company; have certain relationships with competing businesses or businesses with a material financial interest in the Company, such as suppliers or customers; or receive improper gifts or favors from such businesses.

Described below are transactions that we have entered into with parties that are related to us.

Aaron Ventures

Aaron Ventures I, LLC, which we refer to as Aaron Ventures, was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company. In December 2002, Aaron Ventures purchased eleven properties from the Company, all former Heilig-Meyers stores, for a total purchase price of $5,000,000. The Company acquired these properties from Heilig-Meyers in 2001 and 2002 for an aggregate purchase price of approximately $4,000,000. The price paid by Aaron Ventures was arrived at by adding the Company’s acquisition cost to the cost of improvements made by the Company to the properties prior to the sale to Aaron Ventures.

In October and November of 2004, Aaron Ventures purchased an additional eleven properties from the Company for a total purchase price of $6,895,000. The Company acquired these properties over a period of several years. The purchase price paid by Aaron Ventures was determined from the individual fair market value and the results of current formal written appraisals completed for each location. In 2006, Aaron Ventures sold one of the properties to a third party.

During 2013, Messrs. Buck, Butler, Danielson, Cates, Sinclair and Mitchell S. Paull, a former executive officer of the Company, each served as managers of Aaron Ventures. All of Aaron’s Ventures owners are current or former officers of the Company including, in addition to the preceding group, Mr. Montanero. The combined ownership interest for all current executive officers represents approximately 40%. The approximate value of the individual interest of each Aaron Ventures manager or owner who has been an executive officer of the Company since January 1, 2013 is as follows: Messrs. Butler and Danielson—$2.25 million each; and Messrs. Buck, Cates, Montanero, Paull and Sinclair, and Mr. K. Todd Evans, a former executive officer of the Company—$1.13 million each. The foregoing values were estimated as of December 31, 2013 by applying each manager’s or owner’s ownership percentage to a third party valuation of Aaron Ventures, less debt and deferred maintenance.

In 2013, Aaron Ventures leased 19 properties to the Company for 15-year terms at a current annual rental of approximately $1,943,000. The Company does not intend to enter into further capital leases with related parties.

Marketing Agreement with Atlanta Braves

In February 2013, the Company entered into a three-year marketing agreement with the Atlanta National League Baseball Club, or the Atlanta Braves. In exchange for sponsorship fees of $440,200, $440,200, 453,406 in 2013, 2014 and 2015, respectively, the Company received certain benefits related to marketing, advertising, merchandising and media. Mr. Schuerholz, a current director of the Company, is President of the Atlanta Braves.

Director Independence

Our board of directors currently has eight members. Upon recommendation by our Nominating and Corporate Governance Committee, our board of directors has affirmatively determined, by resolution of the board of directors as a whole, that seven of our directors are not officers or employees of the Company or its subsidiaries or individuals having a relationship that, in our board of director’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and are therefore considered “independent” in accordance with the New York Stock Exchange Listed Company Manual. The directors that our board of directors has determined to be independent in accordance with the foregoing standards are Mses. Betty and Day and Messrs. Benatar, Harris, Kolb, Ray Robinson and Schuerholz. The position of Chairman is held by Mr. Ray Robinson.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as the independent auditor of the Company for the year ended December 31, 2013 and has been selected by the Audit Committee to continue as the Company’s auditors for the current fiscal year. A representative of that firm is expected to be present at the Annual Meeting and will have an opportunity to make a statement and respond to appropriate questions. The following table sets forth the fees for services provided by our independent auditors in each of the last two fiscal years.

Fees Billed in Last Two Fiscal Years

	Year Ended December 31,
	2013	2012
Audit Fees(1)	$1,372,205	$1,055,110
Audit-Related Fees(2)	25,748	35,500
Tax Fees(3)	590,567	554,932
All Other Fees(4)	0	35,000
TOTAL	$1,988,520	$1,680,542

(1)	Includes fees associated with the annual audit of the consolidated financial statements and internal control over financial reporting, reviews of the quarterly reports on Form 10-Q, assistance with and review of documents filed with SEC, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
(2)	Includes fees associated with the audit of the 401(k) plan and review of the Franchise Disclosure Document filed with Federal Trade Commission.
(3)	Includes fees for tax compliance, tax advice and tax planning services.
(4)	Includes fees associated with review of the Company’s annual financial information formatted in XBRL.

Approval of Auditor Services

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to the Company by its independent auditors. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which we refer to as the Pre-Approval Policy. Under the Pre-Approval Policy, all auditor services must be pre-approved by the Audit Committee either (i) before the commencement of each service on a case-by-case basis—called “specific pre-approval”—or (ii) by the description in sufficient detail in the Pre-Approval Policy of particular services which the Audit Committee has generally approved, without the need for case-by-case consideration—called “general pre-approval.”

Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or its Chairman. The Pre-Approval Policy describes the audit, audit-related and tax services that have received general pre-approval—these general pre-approvals allow the Company to engage the independent accountants for the enumerated services for individual engagements up to the fee levels prescribed in the Policy. The annual audit engagement for the Company is subject to the specific pre-approval of the Audit Committee. Any engagement of the independent auditors pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The Pre-Approval Policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent auditors to management.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES

a) 3. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of the Chief Executive Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

AARON’S, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer