Form 10-Q
period 2014-03-31
AARON'S INC
filed 2014-05-09
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 1, 2014
Common Stock, $.50 Par Value	72,231,527

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	March 31, 2014	December 31, 2013
ASSETS:
Cash and Cash Equivalents	$290,680	$231,091
Investments	106,441	112,391
Accounts Receivable (net of allowances of $4,587 in 2014 and $7,172 in 2013)	60,863	68,684
Lease Merchandise (net of accumulated depreciation of $565,682 in 2014 and $594,436 in 2013)	871,861	869,725
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $203,480 in 2014 and $197,904 in 2013)	230,792	231,293
Goodwill	238,298	239,181
Other Intangibles, Net	2,944	3,535
Prepaid Expenses and Other Assets	52,922	55,436
Assets Held For Sale	6,429	15,840
Total Assets	$1,861,230	$1,827,176
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$270,220	$243,910
Accrued Regulatory Expense	28,400	28,400
Deferred Income Taxes Payable	199,821	226,958
Customer Deposits and Advance Payments	41,721	45,241
Debt	142,053	142,704
Total Liabilities	682,215	687,213
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at March 31, 2014 and December 31, 2013; Shares Issued: 90,752,123 at March 31, 2014 and December 31, 2013	45,376	45,376
Additional Paid-in Capital	221,882	198,182
Retained Earnings	1,239,041	1,202,219
Accumulated Other Comprehensive Loss	(68)	(64)
	1,506,231	1,445,713
Less: Treasury Shares at Cost
Common Stock: 18,535,125 Shares at March 31, 2014 and 17,795,293 Shares at December 31, 2013	(327,216)	(305,750)
Total Shareholders’ Equity	1,179,015	1,139,963
Total Liabilities & Shareholders’ Equity	$1,861,230	$1,827,176
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2014	2013
REVENUES:
Lease Revenues and Fees	$459,816	$468,104
Retail Sales	14,510	14,419
Non-Retail Sales	91,625	90,955
Franchise Royalties and Fees	18,084	18,200
Other	1,388	1,332
	585,423	593,010
COSTS AND EXPENSES:
Retail Cost of Sales	9,013	8,327
Non-Retail Cost of Sales	82,907	82,455
Operating Expenses	264,374	249,626
Depreciation of Lease Merchandise	167,912	167,507
Other Operating (Income) Expense, Net	(677)	1,805
	523,529	509,720
OPERATING PROFIT	61,894	83,290
Interest Income	753	752
Interest Expense	(1,533)	(1,511)
Other Non-Operating Expense, Net	(404)	(1,489)
EARNINGS BEFORE INCOME TAXES	60,710	81,042
INCOME TAXES	22,371	30,042
NET EARNINGS	$38,339	$51,000
EARNINGS PER SHARE
Basic	$.53	$.67
Assuming Dilution	$.53	$.67
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.021	$.017
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,467	75,760
Assuming Dilution	72,884	76,574
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net Earnings	$38,339	$51,000
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(4)	(11)
Total Other Comprehensive Loss	(4)	(11)
Comprehensive Income	$38,335	$50,989
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Earnings	$38,339	$51,000
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	167,912	167,507
Other Depreciation and Amortization	14,061	14,012
Bad Debt Expense	4,558	4,737
Stock-Based Compensation	792	1,602
Deferred Income Taxes	(27,137)	(2,387)
Other Changes, Net	(550)	3,651
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(276,376)	(268,760)
Book Value of Lease Merchandise Sold or Disposed	104,217	104,238
Accounts Receivable	5,824	2,244
Prepaid Expenses and Other Assets	(356)	3,620
Income Tax Receivable	2,199	23,138
Accounts Payable and Accrued Expenses	25,736	1,089
Customer Deposits and Advance Payments	(3,536)	(3,407)
Cash Provided by Operating Activities	55,683	102,284
INVESTING ACTIVITIES:
Purchases of Investments	—	(14,633)
Proceeds from Maturities and Calls of Investments	5,819	7,220
Additions to Property, Plant and Equipment	(15,459)	(17,273)
Acquisitions of Businesses and Contracts	(960)	(1,295)
Proceeds from Dispositions of Businesses and Contracts	13,295	—
Proceeds from Sale of Property, Plant and Equipment	1,401	2,689
Cash Provided by (Used in) Investing Activities	4,096	(23,292)
FINANCING ACTIVITIES:
Proceeds from Debt	1,333	429
Repayments on Debt	(2,000)	(450)
Dividends Paid	(3,121)	—
Excess Tax Benefits from Stock-Based Compensation	1,151	214
Issuance of Stock Under Stock Option Plans	2,447	1,238
Cash (Used in) Provided by Financing Activities	(190)	1,431
Increase in Cash and Cash Equivalents	59,589	80,423
Cash and Cash Equivalents at Beginning of Period	231,091	129,534
Cash and Cash Equivalents at End of Period	$290,680	$209,957
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer primarily engaged in the business of leasing and selling consumer electronics, computers, furniture, appliances and household accessories throughout the United States and Canada. The Company’s major operating divisions are the Sales & Lease Ownership division (established as a monthly payment concept), the HomeSmart division (established as a weekly payment concept) and the Woodhaven Furniture Industries division, which manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. In January of 2014, the Company sold the 27 Company-operated RIMCO stores, which were engaged in the leasing of automobile tires, wheels and rims under sales and lease ownership agreements, and the rights to five franchised RIMCO stores.
The following table presents store count by ownership type:

Stores (Unaudited)	March 31, 2014	December 31, 2013
Company-operated stores
Sales and Lease Ownership	1,262	1,262
HomeSmart	83	81
RIMCO	—	27
Total Company-operated stores	1,345	1,370
Franchised stores[1]	787	781
Systemwide stores	2,132	2,151
1 As of March 31, 2014 and December 31, 2013, 941 and 940 franchises had been awarded, respectively.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.
The accompanying unaudited consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 Annual Report”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other in Note 6 to the consolidated financial statements.
Principles of Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 64 retail stores as of March 31, 2014. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. The Company did not exercise this purchase option but is in discussions with the owners of Perfect Home to extend the maturity of the notes through June 2015. The Company’s investment is denominated in British Pounds.

Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

Because the Company is not able to exercise significant influence over the operating and financial decisions of Perfect Home, the equity portion of the investment in Perfect Home, totaling less than $1,000 at March 31, 2014 and December 31, 2013, is accounted for as a cost method investment and is included in prepaid expenses and other assets in the consolidated balance sheets. The notes purchased from Perfect Home totaling £12.7 million ($21.3 million) and £12.5 million ($20.7 million) at March 31, 2014 and December 31, 2013, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the three months ended March 31, 2014 relates to accretion of the original discount on the notes with a face value of £10 million. Utilizing a Black-Scholes model, the options to buy the remaining interest in Perfect Home and to sell the Company’s interest in Perfect Home were determined to have only nominal values.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $21.3 million at March 31, 2014.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2013 Annual Report.
Income Taxes
The Company files a federal consolidated income tax return in the U.S., and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2010.
As of March 31, 2014 and December 31, 2013, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.7 million and $1.5 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three months ended March 31, 2014 and 2013 (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding	72,467	75,760
Effect of dilutive securities:
Stock options	228	545
RSUs	171	256
RSAs	18	13
Weighted average shares outstanding assuming dilution	72,884	76,574
During the first three months of 2014, there were approximately 88,000 weighted-average stock options and 52,000 weighted-average RSUs excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period. There were no anti-dilutive RSAs for the three months ended March 31, 2014.
During first three months of 2013, there were approximately 21,000 anti-dilutive RSUs excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period. There were no anti-dilutive stock options or RSAs for the three months ended March 31, 2013. In addition, approximately 190,000 weighted-average performance-based RSUs are not included in the computation of diluted earnings per share for the three months ended March 31, 2014 due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of March 31, 2014. Refer to Note 10 in the Company’s 2013 Annual Report for additional information regarding the Company’s restricted stock arrangements.

Accelerated Share Repurchase Program
In December 2013, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $125.0 million of the Company’s common stock, as part of its previously announced share repurchase program. The Company paid $125.0 million and received an initial delivery of 3,502,627 shares, estimated to be approximately 80% of the total number of shares to be repurchased under the agreement, which reduced the Company's shares outstanding at December 31, 2013. The value of the initial shares received on the date of purchase was $100.0 million, reflecting a $28.55 price per share, which was recorded as treasury shares. The Company recorded the remaining $25.0 million as a forward contract indexed to its own common stock in additional paid-in capital for the year ended December 31, 2013.

In February 2014, the accelerated share repurchase program was completed and the Company received 1,000,952 additional shares determined using a volume weighted average price of the Company's stock (inclusive of a discount) during the trading period. All amounts initially classified as additional paid-in capital were reclassified to treasury shares during the first quarter of 2014 upon settlement.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $13.4 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks where the balances are held, such exposure to loss is considered minimal.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business (primarily related to vendor consideration, real estate leasing activities and in-transit credit card transactions) and franchisee obligations. Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2014	December 31, 2013
Customers	$5,332	$8,275
Corporate	14,673	16,730
Franchisee	40,858	43,679
	$60,863	$68,684

Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings as well as the net assets of the RIMCO operating segment, met the held for sale classification criteria as of March 31, 2014 and December 31, 2013. After adjustment to fair value, the $6.4 million and $15.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. In January 2014, the Company sold the 27 Company-operated RIMCO stores which had a carrying value of $9.7 million as of December 31, 2013.
The Company estimated the fair values of real estate properties using the market values for similar properties and estimated the fair value of the RIMCO disposal group based on our expectations of a sale price. These properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
During the three months ended March 31, 2014 and 2013, the Company recorded impairment charges of $161,000 and $2.1 million, respectively. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion and are generally included in other operating (income) expense, net within the consolidated statements of earnings.
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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation liability was $12.6 million as of both March 31, 2014 and December 31, 2013. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these insurance contracts totaled $14.1 million as of both March 31, 2014 and December 31, 2013 and is included in prepaid expenses and other assets in the consolidated balance sheets.
During the three month periods ended March 31, 2014 and 2013, deferred compensation expense charged to operations for the Company’s matching contributions totaled $22,000 and $37,000, respectively. Benefits of $501,000 and $274,000 were paid in the first three months of 2014 and 2013, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2014	$(64)	$(64)
Other comprehensive loss	(4)	(4)
Balance at March 31, 2014	$(68)	$(68)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014.
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
The following table summarizes the Company’s acquisitions of lease contracts, merchandise and the related assets of sales and lease ownership stores, none of which was individually material to the Company’s consolidated financial statements, during the three months ended March 31, 2014 and 2013:

(In Thousands, except for store data)	2014	2013
Number of stores acquired, net	1	1
Aggregate purchase price (primarily cash consideration)	$960	$1,295
Purchase price allocation:
Lease Merchandise	431	608
Property, Plant and Equipment	102	66
Other Current Assets and Current Liabilities	(8)	(15)
Identifiable Intangible Assets[1]
Customer Relationships	53	82
Non-Compete Agreements	44	59
Acquired Franchise Development Rights	6	24
Goodwill[2]	332	471

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

[2]
Goodwill recognized from acquisitions primarily relates to the future strategic benefits expected to be realized upon integrating the businesses. All goodwill resulting from the Company’s 2014 and 2013 acquisitions is expected to be deductible for tax purposes. During the three months ended March 31, 2014, goodwill of approximately $332,000 was assigned to the Company’s Sales and Lease Ownership operating segment. During the three months ended March 31, 2013, goodwill of approximately $471,000 was assigned to the Company’s Sales and Lease Ownership.

Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of these acquisitions on the consolidated financial statements for the three months ended March 31, 2014 and 2013 was not significant. The valuation and acquisition accounting related to current year transactions is tentative and preliminary. The Company anticipates finalizing the valuation and acquisition accounting prior to December 31, 2014.
In addition, the Company completed a material acquisition after the end of the first quarter 2014. See Note 8 to these consolidated financial statements.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,608)	$—	$—	$(12,557)	$—
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

(In Thousands)	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,429	$—	$—	$15,840	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings, as well as the net assets of the RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements as of December 31, 2013). The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating (income) expense, net. The Company estimated the fair values of real estate properties using market values for similar properties and estimated the fair value of the RIMCO disposal group based on our expectations of a sale price.
In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which leased automobile tires, wheels and rims under sales and lease ownership agreements. The Company received total cash consideration of $10.0 million from a third party. During the year ended December 31, 2013, the Company recognized impairment charges of $766,000 related to the write-down of the net assets of the RIMCO disposal group to fair value less cost to sell. During the three months ended March 31, 2014, the Company recognized a net loss on the sale of the RIMCO disposal group of $718,000. The Company expects any additional charges associated with the disposal of the RIMCO segment to be immaterial to future results of operations.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds[1]	$—	$85,324	$—	$—	$91,785	$—
Perfect Home Notes[2]	—	—	21,251	—	—	20,661
Fixed-Rate Long Term Debt[3]	—	(130,139)	—	—	(130,687)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.

[2]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]
The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $125.0 million at March 31, 2014 and December 31, 2013.

Held-to-Maturity Securities
The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2014 through 2015, are recorded at amortized cost in the consolidated balance sheets. At March 31, 2014 and December 31, 2013, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2014
Corporate Bonds	$85,190	$159	$(25)	$85,324
Perfect Home Notes	21,251	—	—	21,251
Total	$106,441	$159	$(25)	$106,575
December 31, 2013
Corporate Bonds	$91,730	$98	$(43)	$91,785
Perfect Home Notes	20,661	—	—	20,661
Total	$112,391	$98	$(43)	$112,446
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity at March 31, 2014 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$67,460	$67,527
Due in years one through two	38,981	39,048
Total	$106,441	$106,575
Information pertaining to held-to-maturity debt securities with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Corporate Bonds	$9,763	$(14)	$5,163	$(11)	$14,926	$(25)
December 31, 2013
Corporate Bonds	$28,839	$(40)	$2,614	$(3)	$31,453	$(43)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of March 31, 2014, eight of the 44 bonds were in an unrealized loss position and at December 31, 2013, 18 of the 48 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by bond rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of March 31, 2014. While no impairment was noted during the three months ended March 31, 2014, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

NOTE 4.	INDEBTEDNESS
See Note 6 to the consolidated financial statements in the 2013 Annual Report and Note 8 in these consolidated financial statements.

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

Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2014, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $104.1 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheet, is approximately $1.8 million as of March 31, 2014. The franchise loan facility was amended subsequent to March 31, 2014, as more fully described in Note 8 to these consolidated financial statements.
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
The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis in accordance with applicable accounting rules. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
At March 31, 2014, the Company had accrued $33.1 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss, and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.6 million.
At March 31, 2014, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 to $8 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. Our estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010, and it now includes 227 individuals, nearly all of whom terminated from the general manager position more than two years ago. Plaintiffs seek to recover unpaid overtime compensation and other damages. On October 4, 2012, the Court denied the Company's motion for summary judgment as to the claims of Kunstmann, the named plaintiff.  On January 23, 2013, the Court denied the Company's motion to decertify the class. The Company has since filed two additional motions for summary judgment, including one that seeks summary judgment in the entirety on all class members' claims, or alternatively, on matters that will reduce the size of the class or exposure arising from the class claims. Limited discovery has since been reopened on one of the asserted defenses in the case and is expected to continue through June.

The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from June 28, 2009 to the present. The class size is approximately 1,788 opt-in plaintiffs, which is less than seven percent of the potential class members. The parties are engaging in discovery.  Discovery is expected to continue through September 2014.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company has filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion is pending.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class.  Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” The District Court dismissed the Company from the lawsuit on March 20, 2012. On September 14, 2012, plaintiffs filed a second amended complaint against the Company and its franchisee Aspen Way, asserting claims for violation of the ECPA and common law invasion of privacy by intrusion upon seclusion. Plaintiffs also asserted certain vicarious liability claims against the Company based on Aspen Way's alleged conduct. On October 15, 2012, the Company filed a motion to dismiss the amended complaint, and on February 27, 2013, plaintiffs filed a motion for leave of the Court to file a third amended complaint against the Company.  On May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the same claims against the Company as the second amended complaint but also adds a request for injunction and names additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company has moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' second amended complaint. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge accepted the recommendations on pending motions. The Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. Finally, the Judge recommended denial of the Company’s motion to dismiss the violation of ECPA claims. In addition, the Court denied the Plaintiffs’ motion to certify the class. Plaintiff has requested immediate appellate review of these rulings by the U.S. Circuit Court of Appeals. Plaintiffs seek monetary damages as well as injunctive relief.

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
Regulatory Investigations
Federal Trade Commission Investigation. The Federal Trade Commission (“FTC”) investigated the Company in connection with the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, as noted above under “Privacy and Related Matters,” and the Company's alleged responsibility for that use. On October 22, 2013, the FTC published a proposed consent agreement that would close the investigation. Pursuant to FTC administrative procedure, the consent agreement was made available for public comment, was approved, and made final with an effective date of March 19, 2014.
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
Other Commitments
At March 31, 2014, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $27.9 million.
The Company is a party to various claims and legal and regulatory proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company's attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
See Note 8 to the consolidated financial statements in the 2013 Annual Report for further information.

NOTE 6.	SEGMENTS
As of March 31, 2014, the Company had four operating and reportable segments: Sales and Lease Ownership, HomeSmart, Franchise and Manufacturing. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.

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

	Three Months Ended March 31,
(In Thousands)	2014	2013
Revenues From External Customers:
Sales and Lease Ownership	$548,711	$551,711
HomeSmart	17,404	16,937
Franchise	18,084	18,200
Manufacturing	31,155	27,711
Other	1,898	5,849
Revenues of Reportable Segments	617,252	620,408
Elimination of Intersegment Revenues	(30,258)	(27,025)
Cash to Accrual Adjustments	(1,571)	(373)
Total Revenues from External Customers	$585,423	$593,010

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$55,619	$63,825
HomeSmart	(69)	(209)
Franchise	14,558	14,509
Manufacturing	547	593
Other	(9,927)	(2,699)
Earnings Before Income Taxes for Reportable Segments	60,728	76,019
Elimination of Intersegment Profit	(509)	(604)
Cash to Accrual and Other Adjustments	491	5,627
Total Earnings Before Income Taxes	$60,710	$81,042

(In Thousands)	March 31, 2014	December 31, 2013
Assets:
Sales and Lease Ownership	$1,416,740	$1,431,720
HomeSmart	47,848	47,970
Franchise	44,174	47,788
Manufacturing[1]	22,704	24,305
Other	329,764	275,393
Total Assets	$1,861,230	$1,827,176

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $12.8 million and $14.0 million as of March 31, 2014 and December 31, 2013, respectively.

Earnings (loss) before income taxes for each reportable segment are determined in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership and HomeSmart segments are reported on the cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 5% in 2014 and 2013.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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
Revenues in the “Other” category are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities. The pre-tax losses or earnings in the “Other” category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.

NOTE 7.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Note 12 to the consolidated financial statements in the 2013 Annual Report.

NOTE 8.	SUBSEQUENT EVENTS
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a virtual lease-to-own company, for $700 million in cash consideration. In connection with the acquisition, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are described below.
Amended and Restated Credit Facility
On April 14, 2014, the Company amended its revolving credit agreement to, among other things, (i) provide for a new $126.3 million term loan (the “Term Loan”), which was fully funded at closing, and (ii) increase the revolving credit commitments from $140 million to $200 million. The maturity of the revolving credit agreement remained at December 13, 2017. The revolving credit agreement permits the Company to borrow, subject to certain terms and conditions, on an unsecured basis up to $200 million in revolving loans (and increases the existing letter of credit subfacility from $10 million to $20 million and the existing swingline loan subfacility from $15 million to $25 million), and also provides for an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to $200 million, with such additional credit extensions provided by one or more lenders thereunder in their sole discretion.
The amendments also, among other things, conform the covenants, representations, warranties and events of default to the changes reflected in the 2014 note purchase agreements described below, to contemplate the acquisition of Progressive, to authorize the new 2014 senior notes and to increase the applicable margin for Eurodollar loans under the credit facility.
On April 14, 2014, the Company borrowed $65 million pursuant to the revolving credit facility to partially pay the merger consideration.

2014 Note Purchase Agreements
On April 14, 2014, the Company entered into note purchase agreements with several insurance companies, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60 million each due annually commencing April 14, 2017. The 2014 note purchase agreements contain financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified by the amendments described herein. The Company used the net proceeds of the sale of the senior unsecured notes to the purchasers to partially pay the merger consideration.
Amendment No. 3 to 2011 Note Purchase Agreement
On April 14, 2014, the Company entered into Amendment No. 3 to a note purchase agreement dated as of July 5, 2011 with several insurance companies. Pursuant to the note purchase agreement, the Company and certain of its subsidiaries as co-obligors issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018.
The amendment revises the note purchase agreement to, among other things, conform the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.
Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty
On April 14, 2014, the Company entered into the third amended and restated loan facility and guaranty, dated June 18, 2010, as previously amended. Pursuant to the franchise loan agreement, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amended franchise loan facility (i) reduces the maximum commitment available from $200 million to $175 million, (ii) conforms the interest rates on the facility to the changes in the rates applicable to the new revolving credit agreement and (iii) conforms the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with general economic conditions, our growth strategy, competition, trends in corporate spending, our franchise program, legal and regulatory proceedings, customer privacy, information security, customer demand, government regulation and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, and in our other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three months ended March 31, 2014 and 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2013 Annual Report.
Subsequent Event
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a virtual lease-to-own company, for $700 million in cash consideration. In connection with the acquisition, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are described more fully in Note 8 to these consolidated financial statements.
Business Overview
Aaron’s, Inc. (“Aaron’s” or the “Company”) is a leading specialty retailer of consumer electronics, computers, furniture, household appliances and accessories. Our major operating divisions are the Aaron’s Sales & Lease Ownership division, the HomeSmart division and the Woodhaven Furniture Industries division, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores, and, from April 14, 2014, the Progressive business.
Historically, Aaron's has demonstrated revenue growth from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than through opening only Company-operated stores. Total revenues increased from $2.013 billion in 2011 to $2.235 billion in 2013, representing a compound annual growth rate of 5.4%. In addition, revenues from franchise royalties and fees for the year ended December 31, 2013 increased from $63.3 million in 2011 to $68.6 million in 2013, representing a compound annual growth rate of 4.1%.
For the three months ended March 31, 2014, total revenues were $585.4 million, a decrease of $7.6 million, or 1.3%, over the comparable period in 2013 due primarily to a 2.1% decrease in Company-operated same store revenues for the 15-month period ended March 31, 2014. We believe Company-operated same store revenues were adversely impacted by the severe weather events that occurred during the first quarter, which we estimate negatively impacted total revenues in the range of $5.5 million to $6.5 million. In addition, revenues from franchise royalties and fees for the three months ended March 31, 2014 were $18.1 million, a decrease of $116,000, or .6%, over the comparable period in 2013.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator. For the three months ended March 31, 2014, we calculated this amount by comparing revenues for the three months ended March 31, 2014 to revenues for the comparable period in 2013 for all stores open for the entire 15-month period ended March 31, 2014, excluding stores that received lease agreements from other acquired, closed or merged stores.
Business Environment and Company Outlook
We believe the rent-to-own industry has suffered in recent periods due to challenges faced by our core customers, including increases in payroll taxes, changes to food stamps and decreases to unemployment benefits. Accordingly, we undertook a comprehensive review of our core business in order to position us to succeed over the long term. As a result, we are implementing a strategic plan focused on our core business as follows:

•	Renewing our focus on same store revenue growth for our core portfolio, through improved execution, optimization of merchandising and pricing and an enhanced go-to-market strategy;

•	Refining and growing our online platform;

•	Driving cost efficiency to recapture margin, including through selling, general and administrative cost savings and rationalizing underperforming stores;

•	Moderating new Company-operated store growth to 2% to 3% per year; and

•	Strengthening and growing the franchise store base.
Furthermore, like many industries, the rent-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company and will strengthen our franchise. Progressive's results of operations will be included in the Company's consolidated financial statements beginning in the second quarter of this year.
Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the three months ended March 31, 2014, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
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
Other Operating (Income) Expense, Net. Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment.
Critical Accounting Policies
Refer to the 2013 Annual Report.

Results of Operations
As of March 31, 2014, the Company has four operating and reportable segments: Sales and Lease Ownership, HomeSmart, Franchise and Manufacturing. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
The Company’s Sales and Lease Ownership, HomeSmart and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these three segments are discussed. The production of our Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Three months ended March 31, 2014 and 2013

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Lease Revenues and Fees	$459,816	$468,104	$(8,288)	(1.8)%
Retail Sales	14,510	14,419	91.6
Non-Retail Sales	91,625	90,955	670.7
Franchise Royalties and Fees	18,084	18,200	(116)	(.6)
Other	1,388	1,332	56	4.2
	585,423	593,010	(7,587)	(1.3)
COSTS AND EXPENSES:
Retail Cost of Sales	9,013	8,327	686	8.2
Non-Retail Cost of Sales	82,907	82,455	452.5
Operating Expenses	264,374	249,626	14,748	5.9
Depreciation of Lease Merchandise	167,912	167,507	405.2
Other Operating (Income) Expense, Net	(677)	1,805	(2,482)	(137.5)
	523,529	509,720	13,809	2.7
OPERATING PROFIT	61,894	83,290	(21,396)	(25.7)
Interest Income	753	752	1.1
Interest Expense	(1,533)	(1,511)	22	1.5
Other Non-Operating Expense, Net	(404)	(1,489)	(1,085)	(72.9)
EARNINGS BEFORE INCOME TAXES	60,710	81,042	(20,332)	(25.1)
INCOME TAXES	22,371	30,042	(7,671)	(25.5)
NET EARNINGS	$38,339	$51,000	$(12,661)	(24.8)%

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Sales and Lease Ownership[1]	$548,711	$551,711	$(3,000)	(.5)%
HomeSmart[1]	17,404	16,937	467	2.8
Franchise[2]	18,084	18,200	(116)	(.6)
Manufacturing	31,155	27,711	3,444	12.4
Other	1,898	5,849	(3,951)	(67.6)
Revenues of Reportable Segments	617,252	620,408	(3,156)	(.5)
Elimination of Intersegment Revenues	(30,258)	(27,025)	(3,233)	(12.0)
Cash to Accrual Adjustments	(1,571)	(373)	(1,198)	(321.2)
Total Revenues from External Customers	$585,423	$593,010	$(7,587)	(1.3)%
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $3.0 million to $548.7 million primarily due to a $4.7 million decrease in lease revenues and fees, partially offset by an $885,000 increase in retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 2.2% decrease in same store revenues, which more than offset the impact of net additions of 35 Company-operated stores during the 15-month period ended March 31, 2014.
HomeSmart. HomeSmart segment revenues increased $467,000 to $17.4 million primarily due to a 2.7% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 1.4% increase in same store revenues.
Franchise. Franchise segment revenues decreased $116,000 to $18.1 million due to a 1.0% decrease in same store revenues of existing franchised stores, which more than offset the impact of net additions of 38 franchised stores during the 15-month period ended March 31, 2014.
Other. Revenues in the “Other” segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Cost and Expenses
Retail cost of sales. Retail cost of sales increased $686,000, or 8.2%, to $9.0 million during the three months ended March 31, 2014, from $8.3 million for the comparable period in 2013, and as a percentage of retail sales, increased to 62.1% from 57.8% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales increased $452,000, or .5%, to $82.9 million during the three months ended March 31, 2014, from $82.5 million for the comparable period in 2013 due to greater demand from our franchisees for merchandise we sell to them, and as a percentage of non-retail sales, decreased slightly to 90.5% in 2014 from 90.7% in 2013.
Operating expenses. Operating expenses increased $14.7 million, or 5.9%, to $264.4 million during the three months ended March 31, 2014, from $249.6 million for the comparable period in 2013. As a percentage of total revenues, operating expenses increased to 45.2% in 2014 from 42.1% in 2013 primarily as a result of increased personnel and advertising costs incurred to support growth.
Depreciation of lease merchandise. Depreciation of lease merchandise increased $405,000, or .2%, to $167.9 million during the three months ended March 31, 2014, from $167.5 million during the comparable period in 2013. Levels of merchandise on lease remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 and 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased slightly to 36.5% from 35.8% in the prior year.

Other Operating (Income) Expense, Net
Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating (income) expense, net is as follows:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Gains on sales of stores and delivery vehicles	$(1,805)	$(577)
Impairment charges and losses on asset dispositions	1,128	2,382
Other Operating (Income) Expense, Net	$(677)	$1,805
During the three months ended March 31, 2014, other operating income, net included $718,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014. In addition, the Company recognized gains of $1.5 million from the sale of five Aaron’s Sales & Lease Ownership stores during the three months ended March 31, 2014.
During the three months ended March 31, 2013, other operating expense, net included $2.1 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion.
Operating Profit
Interest income. Interest income increased slightly to $753,000 during the three months ended March 31, 2014 compared with $752,000 for the comparable period in 2013.
Interest expense. Interest expense remained consistent at $1.5 million for the three months ended March 31, 2014 and 2013 due to consistent average debt levels for the three months ended March 31, 2014 as compared to the same period in the prior year.
Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating expense, net were foreign exchange transaction losses of $401,000 and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. Changes in the cash surrender value of Company-owned life insurance were not significant during the three months ended March 31, 2014 and resulted in gains of $362,000 during the three months ended March 31, 2013.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
			2014 vs. 2013
(In Thousands)	2014	2013	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$55,619	$63,825	$(8,206)	(12.9)%
HomeSmart	(69)	(209)	140	67.0
Franchise	14,558	14,509	49.3
Manufacturing	547	593	(46)	(7.8)
Other	(9,927)	(2,699)	(7,228)	(267.8)
Earnings Before Income Taxes for Reportable Segments	60,728	76,019	(15,291)	(20.1)
Elimination of Intersegment Profit	(509)	(604)	95	15.7
Cash to Accrual and Other Adjustments	491	5,627	(5,136)	(91.3)
Total	$60,710	$81,042	$(20,332)	(25.1)%

Income Tax Expense
Income tax expense decreased $7.7 million to $22.4 million for the three months ended March 31, 2014, compared to $30.0 million for the comparable period in 2013, representing a 25.5% decrease. The effective tax rate decreased slightly to 36.8% for the first quarter of 2014 from 37.1% for the first quarter of 2013.
Net Earnings
Net earnings decreased $12.7 million to $38.3 million during the three months ended March 31, 2014 from $51.0 million during the three months ended March 31, 2013, representing a 24.8% decrease. As a percentage of total revenues, net earnings were 6.5% and 8.6% in 2014 and 2013, respectively.
Balance Sheet
The Company’s cash balance increased to $290.7 million at March 31, 2014 from $231.1 million at December 31, 2013. For additional information related to the $59.6 million increase in cash and cash equivalents, refer to the “Liquidity and Capital Resources” section below.

Accounts payable and accrued expenses increased $26.3 million to $270.2 million at March 31, 2014 from $243.9 million at December 31, 2013. In addition, deferred income taxes payable decreased $27.1 million to $199.8 million at March 31, 2014 from $227.0 million at December 31, 2013. Both the increase in accounts payable and accrued expenses and the decrease in deferred income taxes payable are primarily as a result of the reversal of bonus depreciation deductions on lease merchandise included in the Tax Relief, Unemployment Reauthorization, and Job Creation Act of 2010 (the “2010 TRA”) and the American Taxpayer Relief Act of 2012 (the “2012 TRA”) (collectively, the “Tax Acts”). Refer to the “Commitments” section below for additional information regarding the impact of the Tax Acts.
Liquidity and Capital Resources
General
Cash flows from operating activities for the three months ended March 31, 2014 and 2013 were $55.7 million and $102.3 million, respectively. The $46.6 million decrease in cash flows from operating activities during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due primarily to the effects of the Tax Acts and lower pretax earnings. The 2012 TRA was enacted on January 2, 2013, which extended bonus depreciation on eligible inventory held during 2012 and 2013. In 2012, the Company made payments based on enacted law, resulting in an overpayment when the 2012 TRA was signed and, consequently, higher-than-expected operating cash flows in the three months ended March 31, 2013. Additionally, due to the provisions of the Tax Acts, the Company is making increased tax payments as a result of the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. Refer to the “Commitments” section below for additional regarding the impact of the Tax Acts.

Purchases of sales and lease ownership stores have a positive impact on our operating cash flows. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $431,000 and $608,000 during the three months ended March 31, 2014 and 2013, respectively.

Sales of Company-operated stores are an additional source of investing cash flows. Proceeds from such sales were $13.3 million during the three months ended March 31, 2014 and include cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $2.7 million during the three months ended March 31, 2014. There were no sales of Company-operated stores during the three months ended March 31, 2013.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flows from operations;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise;

•	bank credit;

•	private debt offerings; and

•	stock offerings.
Debt Financing
At March 31, 2014, there was no outstanding balance under our revolving credit agreement. Our current revolving credit facility expires December 13, 2017 and the total available credit on the facility as of March 31, 2014 is $140.0 million. As of March 31, 2014, the Company had outstanding $125.0 million in senior unsecured notes, originally issued to several insurance companies in a private placement in July 2011. The notes bear interest at the rate of 3.75% per year and mature on April 27, 2018. Payments of interest are due quarterly, commencing July 27, 2011, with principal payments of $25.0 million each due annually commencing April 27, 2014.
In connection with the Company's acquisition of Progressive on April 14, 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 8 to these consolidated financial statements.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (1) EBITDA plus lease expense to fixed charges of no less than 2:1; and (2) total debt to EBITDA of no greater than 3:1 (“EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense and other non-cash charges). If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at March 31, 2014 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As described in more detail in Note 1 to these consolidated financial statements, in December 2013, the Company paid $125.0 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 of common stock. As of March 31, 2014, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 27 consecutive years. At its November 2013 meeting, our Board of Directors increased the quarterly dividend by 23.5%, raising it to $.021 per share from $.017 per share. Aggregate dividend payments for the three months ended March 31, 2014 were $3.1 million, representing dividends that were declared during the fourth quarter of 2013 and the first quarter of 2014. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the three months ended March 31, 2014, we made $29.5 million in federal and state income tax payments. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $158.5 million.
The 2010 TRA allowed for a deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The 2012 TRA extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow in prior years benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

In 2014 and future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. We estimate that at December 31, 2013, the remaining tax deferral associated with the Tax Acts described above was approximately $134.0 million, of which approximately 65% will reverse in 2014 and most of the remainder during 2015 and 2016.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2014 are shown in the table below under “Contractual Obligations and Commitments.”
As of March 31, 2014, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are six current officers (of which five are current executive officers) and five former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from the Company in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC leases back these properties to the Company for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $728,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our current franchise loan agreement has a maturity date of December 11, 2014. On April 14, 2014, the Company entered into a third amended and restated loan facility agreement and guaranty, dated June 18, 2010, as previously amended. Pursuant to this facility, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amendment to the franchise loan facility reduces the maximum commitment available under the franchisee loan facility from $200 million to $175 million and makes certain conforming changes to the Company's other debt financing agreements in connection with the Progressive acquisition, as discussed in further detail in Note 8 to these consolidated financial statements.

At March 31, 2014, the portion that we might be obligated to repay in the event franchisees defaulted was $104.1 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its the inception in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of March 31, 2014:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$128,250	$25,000	$53,250	$50,000	$—
Capital Leases	13,803	2,578	5,480	3,687	2,058
Interest Obligations	21,233	5,600	10,262	5,355	16
Operating Leases	514,820	112,015	166,525	99,190	137,090
Purchase Obligations	27,904	18,031	9,873	—	—
Retirement Obligations	9,820	5,528	3,427	820	45
Total Contractual Cash Obligations	$715,830	$168,752	$248,817	$159,052	$139,209

The following table shows the approximate amounts of our commercial commitments as of March 31, 2014:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$104,076	$104,076	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the year ended December 2012 and the Chief Operating Officer during the year ended December 31, 2013.
Deferred income tax liabilities as of March 31, 2014 were $199.8 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2014, we had $125.0 million of senior unsecured notes outstanding at a fixed rate of 3.75%. We had no balance outstanding under our revolving credit agreement indexed to the LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at March 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would not be material.
In connection with the Progressive acquisition in April 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 8 to these consolidated financial statements.
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
Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceedings contain an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 5 to these consolidated financial statements under the heading “Legal Proceedings,” which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company’s 2013 Annual Report includes a detailed discussion of the Company’s “risk factors” in Item 1A thereof. The information below amends, updates and should be read in conjunction with the risk factors disclosed in the 2013 Annual Report.
If we cannot integrate our recent acquisition of Progressive successfully, or if we are unable to expand and profitably operate the Progressive business, Aaron’s business and prospects as a whole could be materially adversely affected.
We recently completed the acquisition of Progressive Finance Holdings, LLC (“Progressive”), a virtual lease-to-own company, for $700 million. We incurred approximately $490 million in indebtedness to partially finance the acquisition.
The success of the Progressive acquisition will depend significantly on how quickly and efficiently it is integrated with Aaron’s. Integration of a substantial business is a challenging, time-consuming and costly process. In addition to costs, successful integration of Progressive will require the dedication of significant management resources that may temporarily detract attention from the day-to-day businesses of both Aaron’s and Progressive.
It is possible that the acquisition itself or the integration process could result in the loss of key Progressive personnel, the disruption of Progressive’s business or inconsistencies or changes in its business processes or methods that could adversely affect Progressive’s ability to conduct business smoothly and successfully. This could in turn impede our ability to expand and profitably operate the Progressive business.
The Company’s overall strategy depends significantly on the growth and profitability of the Progressive business. Consequently, if we cannot integrate Progressive in a timely and efficient manner, or if we are unable to expand the business and operate it profitably, the anticipated benefits of the acquisition may not be fully realized, the Company may not recoup the return it anticipates on its investment in Progressive and Aaron’s business and prospects as a whole may be materially adversely affected.
We are implementing a new strategic plan and there is no guarantee that the new strategic plan will produce results superior to those achieved under the Company's prior plan.
We recently announced a new strategic plan that, in addition to acquiring the Progressive business, includes focusing on improving same store revenues in our core stores, rationalizing underperforming stores and developing our online platform.
While the Company has always engaged in elements of the new strategy, the new strategy calls for increased emphasis on certain elements while moderating the focus on new store openings that had traditionally been a central tenet of the Company’s strategy. There can be no guarantee that the new strategy will yield the results we currently anticipate (or results that will exceed those that might be obtained under the prior strategy), if we fail to successfully execute on one or more prongs of the new strategy, even if we successfully implement one or more other prongs.
We may not fully execute on one or more elements of the new strategy due to any number of reasons, including, for instance, because of the division of management, financial and Company resources among multiple objectives, or other factors beyond or not completely within our control. The successful execution of our new strategy depends on, among other things, our ability to:

•	improve same store revenues in stores that may be maturing;

•	rationalize our store base, including containing the costs of eliminating underperforming stores;

•	identify which markets are best suited for more disciplined store growth; and

•	introduce ecommerce to our customer base.

If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we gain experience with our new strategy, we may not be able to expand our business or increase our revenues or profitability at the rates we currently contemplate, if at all.
A currently threatened proxy contest could have a negative effect on our business.
Vintage Capital Management, LLC and certain other persons and entities recently filed with the Securities and Exchange Commission their preliminary proxy statement to nominate two alternative director nominees for election to our board of directors at the annual meeting of shareholders currently scheduled for June 10, 2014. Our board of directors has not endorsed the Vintage nominees.
Our business could be adversely affected by this development because responding to threatened or actual proxy contests and related matters is time-consuming and can divert the attention of management and employees. In response to the threatened proxy contest, we have incurred advisory, legal fees, administrative and associated costs, and in the event a contest ensues, we expect to incur additional such costs, which are expected to be significant or material. Perceived uncertainties as to our future direction may also adversely affect our employees’ morale and cause our stock price to experience periods of volatility or stagnation.
Furthermore, if insurgent director nominees are elected to our board who disagree with our current strategy and direction, it may impede our ability to implement our current strategy and to retain and attract the managers we might otherwise seek to employ to execute it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2014, the Company purchased 1,000,952 of common stock at an average price of $27.76. As of March 31, 2014, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time-to-time.
The following table presents our share repurchase activity for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	11,497,373
February 1, 2014 through February 28, 2014[1]	1,000,952	27.76	1,000,952	10,496,421
March 1, 2014 through March 31, 2014	—	—	—	10,496,421
Total	1,000,952		1,000,952
1 In December 2013, the Company paid $125 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of approximately 3.5 million shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1.0 million shares of common stock. The average price paid per share in settlement of the accelerated share repurchase program included in the table above was determined with reference to the volume-weighted average price of the Company's common stock over the term of the agreement. For further information, see Note 1 to the consolidated financial statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(ii)	Amended and Restated By-laws of Aaron’s, Inc. (incorporated by reference to Exhibit 3(ii) of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2014).

10.1	Separation Agreement between Aaron’s, Inc. and K. Todd Evans dated as of April 2, 2014, filed as part of this Quarterly Report on Form 10-Q.

10.2	Executive Severance Pay Plan of Aaron’s, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K for filed with the SEC on January 31, 2014).

10.3
Form of Restricted Stock Unit Award for awards made in or after February 2014 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.4
Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.5
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	May 9, 2014	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date:	May 9, 2014	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller