Form 10-Q
period 2014-06-30
AARON'S INC
filed 2014-08-08
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 1, 2014
Common Stock, $.50 Par Value	72,311,450

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2014	December 31, 2013
ASSETS:
Cash and Cash Equivalents	$17,571	$231,091
Investments	92,926	112,391
Accounts Receivable (net of allowances of $16,113 in 2014 and $7,172 in 2013)	79,480	68,684
Lease Merchandise (net of accumulated depreciation of $626,020 in 2014 and $594,436 in 2013)	1,038,148	869,725
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $211,228 in 2014 and $197,904 in 2013)	227,941	231,293
Goodwill	516,570	239,181
Other Intangibles (net of accumulated amortization of $14,693 in 2014 and $5,541 in 2013)	325,692	3,535
Prepaid Expenses and Other Assets	65,960	55,436
Assets Held For Sale	5,199	15,840
Total Assets	$2,369,487	$1,827,176
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$276,657	$243,910
Accrued Regulatory Expense	28,400	28,400
Deferred Income Taxes Payable	211,820	226,958
Customer Deposits and Advance Payments	51,159	45,241
Debt	612,663	142,704
Total Liabilities	1,180,699	687,213
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at June 30, 2014 and December 31, 2013; Shares Issued: 90,752,123 at June 30, 2014 and December 31, 2013	45,376	45,376
Additional Paid-in Capital	223,125	198,182
Retained Earnings	1,246,029	1,202,219
Accumulated Other Comprehensive Loss	(57)	(64)
	1,514,473	1,445,713
Less: Treasury Shares at Cost
Common Stock: 18,444,738 Shares at June 30, 2014 and 17,795,293 Shares at December 31, 2013	(325,685)	(305,750)
Total Shareholders’ Equity	1,188,788	1,139,963
Total Liabilities & Shareholders’ Equity	$2,369,487	$1,827,176
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
REVENUES:
Lease Revenues and Fees	$562,514	$436,688	$1,022,330	$904,792
Retail Sales	8,419	8,884	22,929	23,303
Non-Retail Sales	83,893	86,785	175,518	177,740
Franchise Royalties and Fees	16,225	16,834	34,309	35,034
Other	1,459	1,354	2,847	2,686
	672,510	550,545	1,257,933	1,143,555
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	232,715	153,898	400,627	321,405
Retail Cost of Sales	5,478	5,287	14,491	13,614
Non-Retail Cost of Sales	76,227	79,088	159,134	161,543
Operating Expenses	321,136	250,207	583,835	499,833
Financial Advisory and Legal Costs	12,404	—	13,276	—
Progressive-Related Transaction Costs	5,464	—	6,267	—
Restructuring Expenses	2,264	—	2,264	—
Regulatory Expenses	—	15,000	—	15,000
Retirement and Vacation Charges	—	4,917	—	4,917
Other Operating Expense (Income), Net	5	451	(672)	2,256
	655,693	508,848	1,179,222	1,018,568
OPERATING PROFIT	16,817	41,697	78,711	124,987
Interest Income	1,074	770	1,827	1,522
Interest Expense	(5,479)	(1,508)	(7,012)	(3,019)
Other Non-Operating Income (Expense), Net	1,150	(572)	746	(2,061)
EARNINGS BEFORE INCOME TAXES	13,562	40,387	74,272	121,429
INCOME TAXES	5,057	14,533	27,428	44,575
NET EARNINGS	$8,505	$25,854	$46,844	$76,854
EARNINGS PER SHARE
Basic	$.12	$.34	$.65	$1.01
Assuming Dilution	$.12	$.34	$.64	$1.00
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.021	$.017	$.042	$.034
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,246	75,901	72,356	75,831
Assuming Dilution	72,598	76,589	72,733	76,579
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net Earnings	$8,505	$25,854	$46,844	$76,854
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	11	(6)	7	(17)
Total Other Comprehensive Income (Loss)	11	(6)	7	(17)
Comprehensive Income	$8,516	$25,848	$46,851	$76,837
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Earnings	$46,844	$76,854
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	400,627	321,405
Other Depreciation and Amortization	38,020	28,351
Bad Debt Expense	28,757	15,703
Stock-Based Compensation	2,312	937
Deferred Income Taxes	(63,436)	(9,211)
Other Changes, Net	1,034	4,946
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(640,866)	(524,107)
Book Value of Lease Merchandise Sold or Disposed	208,123	202,055
Accounts Receivable	(11,882)	(1)
Prepaid Expenses and Other Assets	(6,988)	(7,052)
Income Tax Receivable	(3,186)	15,530
Accounts Payable and Accrued Expenses	(22,038)	(17,877)
Accrued Regulatory Expense	—	15,000
Customer Deposits and Advance Payments	(4,117)	(6,224)
Cash (Used in) Provided by Operating Activities	(26,796)	116,309
INVESTING ACTIVITIES:
Purchases of Investments	—	(31,308)
Proceeds from Maturities and Calls of Investments	19,814	22,230
Additions to Property, Plant and Equipment	(24,659)	(29,854)
Acquisitions of Businesses and Contracts	(672,454)	(2,378)
Proceeds from Dispositions of Businesses and Contracts	15,773	—
Proceeds from Sale of Property, Plant and Equipment	2,896	4,149
Cash Used in Investing Activities	(658,630)	(37,161)
FINANCING ACTIVITIES:
Proceeds from Debt	584,041	—
Repayments on Debt	(114,104)	(934)
Dividends Paid	(3,121)	(1,289)
Excess Tax Benefits from Stock-Based Compensation	1,458	956
Issuance of Stock Under Stock Option Plans	3,632	3,250
Cash Provided by Financing Activities	471,906	1,983
(Decrease) Increase in Cash and Cash Equivalents	(213,520)	81,131
Cash and Cash Equivalents at Beginning of Period	231,091	129,534
Cash and Cash Equivalents at End of Period	$17,571	$210,665
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer primarily engaged in the business of leasing and selling furniture, consumer electronics, computers, appliances and household accessories throughout the United States and Canada.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states.
Subsequent to the Progressive acquisition, our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept) and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores. In January of 2014, the Company sold the 27 Company-operated RIMCO stores, which were engaged in the leasing of automobile tires, wheels and rims under sales and lease ownership agreements, and the rights to five franchised RIMCO stores.
The following table presents store count by ownership type:

Stores (Unaudited)	June 30, 2014	December 31, 2013
Company-operated stores
Sales and Lease Ownership	1,266	1,262
HomeSmart	83	81
RIMCO	—	27
Total Company-operated stores	1,349	1,370
Franchised stores[1]	787	781
Systemwide stores	2,136	2,151
1 As of June 30, 2014 and December 31, 2013, 932 and 940 franchises had been awarded, respectively.
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
The accompanying unaudited consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 Annual Report”). The results of operations for the six months ended June 30, 2014 are not necessarily indicative of operating results for the full year.
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
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 66 retail stores as of June 30, 2014. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. In May 2014, subsequent to the Company's decision not to exercise the purchase option, the Company and Perfect Home extended the maturity date of the notes to June 30, 2015, canceled the Company's equity interest in Perfect Home and terminated the option.
Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

The notes purchased from Perfect Home totaling £13.1 million ($22.4 million) and £12.5 million ($20.7 million) at June 30, 2014 and December 31, 2013, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the six months ended June 30, 2014 relates to accretion of the original discount on the notes with a face value of £10 million.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $22.4 million at June 30, 2014.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2013 Annual Report.
Sales Taxes
The Company presents sales net of related taxes for the Aaron's core business. Progressive presents lease revenues on a gross basis with sales taxes included. For the six months ended June 30, 2014, the amount of Progressive sales tax recorded as lease revenues and fees and operating expenses is $10.0 million.
Income Taxes
The Company files a federal consolidated income tax return in the U.S., and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2010.
As of June 30, 2014 and December 31, 2013, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.9 million and $1.5 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three and six months ended June 30, 2014 and 2013 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding	72,246	75,901	72,356	75,831
Effect of dilutive securities:
Stock options	181	471	203	506
RSUs	154	202	156	229
RSAs	17	15	18	13
Weighted average shares outstanding assuming dilution	72,598	76,589	72,733	76,579
During the first three and six months of 2014, there were approximately 176,000 and 137,000 weighted-average stock options excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period. There were no anti-dilutive RSUs or RSAs for the three and six months ended June 30, 2014.

During the first three and six months of 2013, there were no anti-dilutive stock options, RSUs or RSAs.
In addition, approximately 336,000 and 292,000 weighted-average performance-based RSUs are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of June 30, 2014. Refer to Note 10 in the Company’s 2013 Annual Report for additional information regarding the Company’s restricted stock arrangements.
Accelerated Share Repurchase Program
In December 2013, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $125.0 million of the Company’s common stock, as part of its previously announced share repurchase program. The Company paid $125.0 million at the beginning of the program and received an initial delivery of 3,502,627 shares, estimated to be approximately 80% of the total number of shares to be repurchased under the agreement, which reduced the Company's shares outstanding at December 31, 2013. The value of the initial shares received on the date of purchase was $100.0 million, reflecting a $28.55 price per share, which was recorded as treasury shares. The Company recorded the remaining $25.0 million as a forward contract indexed to its own common stock in additional paid-in capital for the year ended December 31, 2013.

In February 2014, the accelerated share repurchase program was completed and the Company received 1,000,952 additional shares determined using a volume weighted average price of the Company's stock (inclusive of a discount) during the trading period, which resulted in an effective average price per share of $27.76. All amounts initially classified as additional paid-in capital were reclassified to treasury shares during the first quarter of 2014 upon settlement.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $21.0 million and $11.8 million for the three months ended June 30, 2014 and 2013, respectively, and $34.7 million and $24.6 million for the six months ended June 30, 2014 and 2013, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying consolidated statements of earnings.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks where the balances are held, such exposure to loss is believed to be minimal.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores, corporate receivables incurred during the normal course of business (primarily related to vendor consideration, real estate leasing activities, in-transit credit card transactions and the secondary escrow described in Note 2 to these consolidated financial statements) and franchisee obligations. Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2014	December 31, 2013
Customers	$21,778	$8,275
Corporate	26,813	16,730
Franchisee	30,889	43,679
	$79,480	$68,684
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings as well as the net assets of the RIMCO operating segment, met the held for sale classification criteria as of June 30, 2014 and December 31, 2013. After adjustment to fair value, the $5.2 million and $15.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. In January 2014, the Company sold the 27 Company-operated RIMCO stores which had a carrying value of $9.7 million as of December 31, 2013.
The Company estimated the fair values of real estate properties using the market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price. These properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
During the three and six months ended June 30, 2014, the Company recorded impairment charges of $90,000 and $251,000, respectively. During the three and six months ended June 30, 2013, the Company recorded impairment charges of $1.0 million and $3.1 million, respectively. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion and are generally included in other operating expense (income), net within the consolidated statements of earnings.
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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation liability was $13.2 million and $12.6 million as of June 30, 2014 and December 31, 2013. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these insurance contracts totaled $14.4 million as of both June 30, 2014 and December 31, 2013 and is included in prepaid expenses and other assets in the consolidated balance sheets.
During the three month periods ended June 30, 2014 and 2013, deferred compensation expense charged to operations for the Company’s matching contributions totaled $22,000 and $36,000, respectively. Deferred compensation expense charged to operations for the Company's matching contributions totaled $45,000 and $73,000 in the six months ended June 30, 2014 and 2013, respectively. Benefits of $652,000 and $470,000 were paid in the first six months of 2014 and 2013, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2014	$(64)	$(64)
Other comprehensive income	7	7
Balance at June 30, 2014	$(57)	$(57)
There were no reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014.
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

Recent Accounting Pronouncements

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the six months ended June 30, 2014 and 2013, net cash payments related to the acquisitions of businesses and contracts were $672.5 million and $2.4 million, respectively. Cash payments made during the six months ended June 30, 2014 were principally related to the April 2014 Progressive acquisition described below.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. Progressive contributed revenues of approximately $138.9 million and losses before income taxes of approximately $323,000 from April 14, 2014 through June 30, 2014. The effect of the Company's other acquisitions on the consolidated financial statements for the six months ended June 30, 2014 and 2013 was not significant.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive, a leading virtual lease-to-own company, for a total purchase price of $705.8 million, inclusive of cash acquired of $5.8 million, including deferred payments of $29.1 million. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. We believe the Progressive acquisition will be strategically transformational for the Company and will strengthen our franchise.
The following table reconciles the total estimated purchase price of the Company's acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Senior Debt Facility	126,250
Proceeds from Revolver	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Estimated Purchase Price	$705,810
Refer to Note 4 to these consolidated financial statements for additional information regarding the debt incurred to partially finance the Progressive acquisition.

Deferred cash consideration consists of $22.3 million and $3.6 million of merger consideration payable in July 2014 and January 2015, respectively, as well as $3.3 million in withheld escrow amounts that will be paid commensurate with the termination of the escrow agreements described below.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. The primary escrow funds will be distributed 15 months from the April 14, 2014 closing date, after deducting for any claims made. In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that the $15.8 million is fully recoverable from the secondary escrow account and has included this indemnification asset as a receivable in the Company's preliminary acquisition accounting. The secondary escrow is subject to current and future claims of the Company and any remaining undisputed balance is payable to the sellers 36 months from the April 14, 2014 closing date. The purchase price also includes a post-closing adjustment escrow of $1.0 million to be settled 90 days from the closing date to account for any indebtedness or transaction expenses of Progressive not otherwise paid at closing.
Preliminary Acquisition Accounting
The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the Progressive acquisition as of the April 14, 2014 acquisition date:

(In Thousands)
Estimated Purchase Price	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810
Receivables[1]	27,581
Lease Merchandise	138,198
Property, Plant and Equipment	4,010
Other Intangibles[2]	333,000
Prepaid Expenses and Other Assets	893
Total Identifiable Assets Acquired	509,492
Accounts Payable and Accrued Expenses	(23,342)
Deferred Income Taxes Payable	(48,298)
Customer Deposits and Advance Payments	(10,000)
Total Liabilities Assumed	(81,640)
Goodwill[3]	277,958
Net Assets Acquired	$705,810
1 Receivables include $15.8 million related to the secondary escrow amount, which the Company expects to recover prior to termination of the escrow agreement 36 months from the April 14, 2014 closing date. The gross amount due under customer-related receivables we acquired was $22.7 million, of which $10.9 million is expected to be uncollectible.
2 Identifiable intangible assets are further disaggregated in the following table.
3 The total goodwill recognized in conjunction with the Progressive acquisition has been assigned to the Progressive operating segment. Of the goodwill recognized as part of this acquisition, $236.3 million is expected to be deductible for tax purposes. The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is primarily related to synergistic value created from the combination of Progressive's virtual customer payment capabilities with the Company's leading traditional lease-to-own model. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The preliminary acquisition accounting presented above is subject to refinement when the appraisals of intangible assets are finalized by the Company's independent consultants. In addition, certain contingencies that existed at the acquisition date, primarily related to sales and other tax exposures, are not expected to be resolved until final tax returns are filed related to the acquired entities. Estimates for these items have been included in the acquisition accounting and are expected to be finalized prior to the one year anniversary date of the acquisition.

The estimated intangible assets attributable to the Progressive acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Internal Use Software	$14,000	3.0
Technology	66,000	10.0
Trade Names and Trademarks	53,000	Indefinite
Customer Lease Contracts	19,000	1.0
Merchant Relationships	181,000	12.0
Total Acquired Intangible Assets[1]	$333,000
1 Acquired definite-lived intangible assets have a total weighted average life of 9.0 years.
During the six months ended June 30, 2014, the Company incurred $6.3 million of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item “Progressive-related transaction costs” in the consolidated statements of earnings. In addition, during the six months ended June 30, 2014, the Company incurred approximately $2.3 million in debt financing costs related to the $491.3 million of new indebtedness incurred to partially finance the acquisition, which has been capitalized as a component of prepaid expenses and other assets in the consolidated balance sheets.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Six Months Ended June 30,
	2014		2013
(In Thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$1,257,933	$1,427,106	$1,143,555	$1,325,928
Net Earnings	46,844	49,654	76,854	66,845
The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if our acquisition of Progressive had occurred on January 1, 2013, nor is it indicative of future performance. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.
The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to amortization related to fair value adjustments to intangible assets and the adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(13,175)	$—	$—	$(12,557)	$—
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

(In Thousands)	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$5,199	$—	$—	$15,840	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings, as well as the net assets of the former RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements, which have been included in “Other” segment assets as of December 31, 2013). The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating expense (income), net. The Company estimated the fair values of real estate properties using market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price.
In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which leased automobile tires, wheels and rims under sales and lease ownership agreements. The Company received total cash consideration of $10.0 million from a third party. During the year ended December 31, 2013, the Company recognized impairment charges of $766,000 related to the write-down of the net assets of the RIMCO disposal group to fair value less cost to sell. During the three and six months ended June 30, 2014, the Company recognized a net loss on the sale of the RIMCO disposal group of $120,000 and $838,000, which has been included in other operating expense (income), net in the Company's results of operations. The Company expects any additional charges associated with the disposal of the former RIMCO segment to be immaterial to future results of operations.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds[1]	$—	$70,673	$—	$—	$91,785	$—
Perfect Home Notes[2]	—	—	22,412	—	—	20,661
Fixed-Rate Long Term Debt[3]	—	(429,888)	—	—	(130,687)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.

[2]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]
The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $400.0 million and $125.0 million at June 30, 2014 and December 31, 2013, respectively.

Held-to-Maturity Securities
The Company classifies its investments in debt securities as held-to-maturity securities based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates during 2014 through 2015, are recorded at amortized cost in the consolidated balance sheets. At June 30, 2014 and December 31, 2013, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2014
Corporate Bonds	$70,514	$166	$(7)	$70,673
Perfect Home Notes	22,412	—	—	22,412
Total	$92,926	$166	$(7)	$93,085
December 31, 2013
Corporate Bonds	$91,730	$98	$(43)	$91,785
Perfect Home Notes	20,661	—	—	20,661
Total	$112,391	$98	$(43)	$112,446
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity at June 30, 2014 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$71,748	$71,850
Due in years one through two	21,178	21,235
Total	$92,926	$93,085
Information pertaining to held-to-maturity debt securities with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
Corporate Bonds	$—	$—	$5,106	$(7)	$5,106	$(7)
December 31, 2013
Corporate Bonds	$28,839	$(40)	$2,614	$(3)	$31,453	$(43)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of June 30, 2014, two of the 35 bonds were in an unrealized loss position and at December 31, 2013, 18 of the 48 securities were in an unrealized loss position. The fair value is expected to recover as the securities approach their maturity or if market yields for such investments decline. In analyzing an issuer’s financial condition, management considers whether downgrades by credit rating agencies have occurred. The Company has the intent and ability to hold the investments until their amortized cost basis is recovered on the maturity date. As a result of management’s analysis and review, no declines are deemed to be other than temporary.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of June 30, 2014. While no impairment was noted during the six months ended June 30, 2014, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

NOTE 4.	INDEBTEDNESS
In connection with the April 14, 2014 acquisition of Progressive, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are described below.
Amended and Restated Credit Facility
On April 14, 2014, the Company amended its revolving credit agreement to, among other things, (i) provide for a new $126.3 million term loan, which was fully funded at closing and (ii) increase the revolving credit commitments from $140.0 million to $200.0 million. The maturity date of the revolving credit agreement remained at December 13, 2017. The revolving credit agreement permits the Company to borrow, subject to certain terms and conditions, on an unsecured basis up to $200.0 million in revolving loans (and increases the existing letter of credit subfacility from $10.0 million to $20.0 million and the existing swingline loan subfacility from $15.0 million to $25.0 million) and also provides for an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to $200.0 million, with such additional credit extensions provided by one or more lenders thereunder in their sole discretion.
The amendments also, among other things, conform the covenants, representations, warranties and events of default to the changes reflected in the 2014 note purchase agreements described below, to contemplate the acquisition of Progressive, to authorize the new 2014 senior notes and to increase the applicable margin for Eurodollar loans under the credit facility.
The revolving credit borrowings and term loans bear interest at the lower of the lender's prime rate or one-month LIBOR plus a margin ranging from 1.75% to 2.25% as determined by the Company's ratio of total debt to EBITDA. The Company pays a commitment fee on unused balances, which ranges from .15% to .30% as determined by the Company's ratio of total debt to EBITDA.
As of June 30, 2014, $126.3 million and $70.0 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. As of December 31, 2013, no amounts were outstanding under the Company's revolving credit agreement.
2014 Note Purchase Agreements
On April 14, 2014, the Company entered into note purchase agreements with several insurance companies, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017. The 2014 note purchase agreements contain financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified by the amendments described herein. The Company used the net proceeds of the sale of the senior unsecured notes to the purchasers to partially pay the Progressive acquisition consideration.
Amendment No. 3 to 2011 Note Purchase Agreement
On April 14, 2014, the Company entered into Amendment No. 3 to a note purchase agreement dated as of July 5, 2011 with several insurance companies. Pursuant to the note purchase agreement, the Company and certain of its subsidiaries as co-obligors previously issued $125.0 million in senior unsecured notes to the purchasers in a private placement. Payments of interest commenced on July 27, 2011 and are due quarterly, and principal payments of $25.0 million commenced on April 27, 2014 and are due annually until maturity. The maturity date of the note purchase agreement remained at April 27, 2018.
The amendment revises the 2011 note purchase agreement to, among other things, replace the interest rate of 3.75% per year with an interest rate of 3.95% commencing April 28, 2014, conform the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.

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
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2014, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $103.5 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheet, is approximately $1.7 million as of June 30, 2014.

Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty
On April 14, 2014, the Company entered into the third amended and restated loan facility and guaranty. Pursuant to the franchise loan agreement, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amended franchise loan facility (i) reduces the maximum commitment available from $200.0 million to $175.0 million, (ii) conforms the interest rates on the facility to the changes in the rates applicable to the new revolving credit agreement and (iii) conforms the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.
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
At June 30, 2014, the Company had accrued $34.5 million for pending legal and regulatory matters for which it believes losses are probable, which is the Company's best estimate of the exposure to loss, and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.0 million.
At June 30, 2014, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $38,000 to $166,000. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010. Plaintiffs sought to recover unpaid overtime compensation and other damages. In July 2014, the parties engaged in a successful mediation of this case and reached an agreement in principle to settle the matter for an immaterial amount, subject to execution of definitive documentation.
The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleges that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claims he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleges that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs seek to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court issued an order granting conditional certification of a class consisting of all hourly store employees from June 28, 2009 to the present. The class size is approximately 1,788 opt-in plaintiffs, which is less than seven percent of the potential class members. The parties are engaging in discovery.  Discovery is expected to continue through October 2014, and the parties have scheduled a resumption of a previous mediation for August 2014.

In Daniel Antoine v. Aaron’s, Inc., filed in U.S. District Court for the Northern District of Georgia, on July 3, 2014, plaintiff alleges that the Company violated his rights and the rights of putative class members under the Fair Credit Reporting Act by refusing to hire plaintiff and other applicants based upon pre-employment background check reports without first sending such background reports and a pre-adverse action notice to the applicants. The Company expects to answer or otherwise respond to this complaint in late August 2014.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company has filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion was denied by the Magistrate judge on June 30, 2014, but an appeal of that ruling is pending with the District Court.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class.  Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge accepted the recommendations on pending motions. The Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. Finally, the Judge recommended denial of the Company’s motion to dismiss the violation of ECPA claims. In addition, the Court denied the Plaintiffs’ motion to certify the class. Plaintiff has requested immediate appellate review of these rulings by the U.S. Circuit Court of Appeals. The Circuit Court would have to determine that the issue is appropriate for consideration before the District Court proceeds on the remaining merits of the case, and then to evaluate the merits of the ruling itself. Plaintiffs seek monetary damages as well as injunctive relief.
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
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress.  Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim and a motion to strike certain allegations in the complaint. The court stayed the proceeding pending rulings on certain motions in the Byrd case. Although the stay has technically expired, neither the court nor the parties are currently pursuing action on this matter.
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the U.S. District Court for the Northern District of Georgia, several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiff’s legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called PC Rental Agent. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to stay this proceeding pending the outcome of the Byrd litigation.
Regulatory Investigations
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
Other Commitments
At June 30, 2014, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $21.4 million.
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
As of June 30, 2014, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions through over 15,000 retail locations in 46 states. The HomeSmart division was established to offer furniture, electronics, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Revenues From External Customers:
Sales and Lease Ownership	$495,049	$504,560	$1,043,760	$1,056,271
Progressive	138,879	—	138,879	—
HomeSmart	15,749	15,588	33,153	32,525
Franchise	16,225	16,834	34,309	35,034
Manufacturing	23,743	27,410	54,898	55,121
Other	367	5,354	2,265	11,203
Revenues of Reportable Segments	690,012	569,746	1,307,264	1,190,154
Elimination of Intersegment Revenues	(23,404)	(26,729)	(53,662)	(53,754)
Cash to Accrual Adjustments	5,902	7,528	4,331	7,155
Total Revenues from External Customers	$672,510	$550,545	$1,257,933	$1,143,555
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$32,132	$47,449	$87,751	$111,274
Progressive	(323)	—	(323)	—
HomeSmart	(662)	(779)	(731)	(988)
Franchise	11,073	13,248	25,631	27,757
Manufacturing	(89)	(548)	458	45
Other	(28,547)	(28,046)	(38,474)	(30,745)
Earnings Before Income Taxes for Reportable Segments	13,584	31,324	74,312	107,343
Elimination of Intersegment Profit (Loss)	82	554	(427)	(50)
Cash to Accrual and Other Adjustments	(104)	8,509	387	14,136
Total Earnings Before Income Taxes	$13,562	$40,387	$74,272	$121,429

(In Thousands)	June 30, 2014	December 31, 2013
Assets:
Sales and Lease Ownership	$1,273,921	$1,431,720
Progressive	804,703	—
HomeSmart	47,177	47,970
Franchise	33,812	47,788
Manufacturing[1]	24,305	24,305
Other	185,569	275,393
Total Assets	$2,369,487	$1,827,176

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $13.6 million and $14.0 million as of June 30, 2014 and December 31, 2013, respectively.

Earnings (loss) before income taxes for the Progressive reportable segment are determined in accordance with accounting principles generally accepted in the United States. The Company determines earnings (loss) before income taxes for all other reportable segments in accordance with accounting principles generally accepted in the United States with the following adjustments:

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
For the six months ended June 30, 2014, the pre-tax losses of the “Other” category include $13.3 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, of which $12.4 million was recorded during the three months ended June 30, 2014. “Other” pre-tax losses for the six months ended June 30, 2014 also include $6.3 million in transaction costs related to the Progressive acquisition, of which $5.5 million was recorded during the three months ended June 30, 2014. In addition, earnings before income taxes for the three and six ended June 30, 2014 included $2.3 million in leasehold improvement impairment charges related to the store closures announced on July 15, 2014, which has been included in the Sales and Lease Ownership segment.
For the three and six months ended June 30, 2013, the pre-tax losses of the “Other” category were impacted by $15.0 million in regulatory expense related to a pending regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies.

NOTE 7.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Note 12 to the consolidated financial statements in the 2013 Annual Report.

NOTE 8.	SUBSEQUENT EVENTS
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed, which will result in the closure of 44 underperforming stores in the third quarter of 2014. Restructuring charges of $2.3 million were incurred during the three months ended June 30, 2014, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of June 30, 2014. The Company expects a charge to pre-tax earnings in the third quarter of approximately $7.0 million as a result of the restructuring plan.
On July 24, 2014, the Company announced the retirement of its Chief Operating Officer, and on August 6, 2014, the Company announced the retirement of its Chief Executive Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements, including risks and uncertainties associated with general economic conditions, competition, pricing, litigation, customer privacy, information security, customer demand, the integration of the Progressive acquisition, the execution and results of our new strategy and other issues, and the risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the U.S. Securities and Exchange Commission, and in our other public filings.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2013 Annual Report.
Business Overview
Aaron’s, Inc. (“Aaron’s” or the “Company”) is a leading specialty retailer of furniture, consumer electronics, computers, household appliances and accessories.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers, and in turn leasing that merchandise to the customers on a rent-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Our major operating divisions are the Aaron’s Sales & Lease Ownership division, Progressive, HomeSmart and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
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
For the three months ended June 30, 2014, total revenues were $672.5 million, an increase of 22.2%, over the comparable period in 2013. The increase of $122.0 million was due to $138.9 million in revenue from Progressive from the April 14, 2014 acquisition date, partially offset by a decrease of $16.9 million in revenue from our core business resulting from a 3.0% decrease in Company-operated same store revenues for the 15-month period ended June 30, 2014. Revenues from franchise royalties and fees for the three months ended June 30, 2014 were $16.2 million, a decrease of $609,000, or 3.6%, from the comparable period in 2013.
For the six months ended June 30, 2014, total revenues were $1.258 billion, an increase of 10.0%, over the comparable period in 2013. The increase of $114.4 million was due to $138.9 million in revenue from Progressive from the April 14, 2014 acquisition date, partially offset by a decrease of $24.5 million in revenue from our core business resulting from a 3.8% decrease in Company-operated same store revenues for the 24-month period ended June 30, 2014. Revenues from franchise royalties and fees for the six months ended June 30, 2014 were $34.3 million, a decrease of $725,000, or 2.1%, from the comparable period in 2013.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator. For the three months ended June 30, 2014, we calculated this amount by comparing revenues for the three months ended June 30, 2014 to revenues for the comparable period in 2013 for all stores open for the entire 15-month period ended June 30, 2014, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2014, we calculated this amount by comparing revenues for the six months ended June 30, 2014 to revenues for the comparable period in 2013 for all stores open for the entire 24-month period ended June 30, 2014, excluding stores that received lease agreements from other acquired, closed or merged stores.
Business Environment and Company Outlook
We believe the rent-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. Accordingly, we undertook a comprehensive review of our core business in order to position us to succeed over the long term. As a result, we are implementing a strategic plan focused on our core business as follows:

•	Renewing our focus on same store revenue growth for our core portfolio, through improved execution, optimization of merchandising and pricing and an enhanced go-to-market strategy;

•	Enhancing and growing our online platform;

•	Driving cost efficiency to recapture margin, including through selling, general and administrative cost savings and rationalizing underperforming stores;

•	Moderating new Company-operated store growth to result in no net store growth after store closings; and

•	Strengthening and growing the franchise store base.
Like many industries, the rent-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our franchise. Progressive's results of operations have been included in the Company's consolidated financial statements from the April 14, 2014 acquisition date.
Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the six months ended June 30, 2014, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the terms, and at retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers both by our Company-operated stores and by the retail locations serviced by Progressive.
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
Critical Accounting Policies
Refer to the 2013 Annual Report.

Results of Operations
As of June 30, 2014, the Company has five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
The Company’s Sales and Lease Ownership, Progressive, HomeSmart and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Three months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Lease Revenues and Fees	$562,514	$436,688	$125,826	28.8%
Retail Sales	8,419	8,884	(465)	(5.2)
Non-Retail Sales	83,893	86,785	(2,892)	(3.3)
Franchise Royalties and Fees	16,225	16,834	(609)	(3.6)
Other	1,459	1,354	105	7.8
	672,510	550,545	121,965	22.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	232,715	153,898	78,817	51.2
Retail Cost of Sales	5,478	5,287	191	3.6
Non-Retail Cost of Sales	76,227	79,088	(2,861)	(3.6)
Operating Expenses	321,136	250,207	70,929	28.3
Financial Advisory and Legal Costs	12,404	—	12,404	nmf
Progressive-Related Transaction Costs	5,464	—	5,464	nmf
Restructuring Expenses	2,264	—	2,264	nmf
Regulatory Expenses	—	15,000	(15,000)	nmf
Retirement and Vacation Charges	—	4,917	(4,917)	nmf
Other Operating Expense, Net	5	451	(446)	(98.9)
	655,693	508,848	146,845	28.9
OPERATING PROFIT	16,817	41,697	(24,880)	(59.7)
Interest Income	1,074	770	304	39.5
Interest Expense	(5,479)	(1,508)	3,971	263.3
Other Non-Operating Income (Expense), Net	1,150	(572)	1,722	301.0
EARNINGS BEFORE INCOME TAXES	13,562	40,387	(26,825)	(66.4)
INCOME TAXES	5,057	14,533	(9,476)	(65.2)
NET EARNINGS	$8,505	$25,854	$(17,349)	(67.1)%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Sales and Lease Ownership[1]	$495,049	$504,560	$(9,511)	(1.9)%
Progressive[2]	138,879	—	138,879	nmf
HomeSmart[1]	15,749	15,588	161	1.0
Franchise[3]	16,225	16,834	(609)	(3.6)
Manufacturing	23,743	27,410	(3,667)	(13.4)
Other	367	5,354	(4,987)	(93.1)
Revenues of Reportable Segments	690,012	569,746	120,266	21.1
Elimination of Intersegment Revenues	(23,404)	(26,729)	3,325	12.4
Cash to Accrual Adjustments	5,902	7,528	(1,626)	(21.6)
Total Revenues from External Customers	$672,510	$550,545	$121,965	22.2%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $9.5 million to $495.0 million primarily due to a $7.2 million decrease in lease revenues and fees and a $2.5 million decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.1% decrease in same store revenues, which more than offset the impact of net additions of 36 Company-operated stores during the 15-month period ended June 30, 2014.
Progressive. Progressive segment revenues were $138.9 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $161,000 to $15.7 million primarily due to a .7% increase in lease revenues and fees.
Franchise. Franchise segment revenues decreased $609,000 to $16.2 million due to a 2.3% decrease in same store revenues of existing franchised stores, which more than offset the impact of net additions of 32 franchised stores during the 15-month period ended June 30, 2014.
Other. Revenues in the “Other” segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Cost and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $78.8 million, or 51.2%, to $232.7 million during the three months ended June 30, 2014, from $153.9 million during the comparable period in 2013. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 and 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 41.4% from 35.2% in the prior year, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales increased $191,000, or 3.6%, to $5.5 million during the three months ended June 30, 2014, from $5.3 million for the comparable period in 2013, and as a percentage of retail sales, increased to 65.1% from 59.5% due to increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales decreased $2.9 million, or 3.6%, to $76.2 million during the three months ended June 30, 2014, from $79.1 million for the comparable period in 2013, and as a percentage of non-retail sales, decreased slightly to 90.9% in 2014 from 91.1% in 2013.
Operating expenses. Operating expenses increased $70.9 million, or 28.3%, to $321.1 million during the three months ended June 30, 2014, from $250.2 million for the comparable period in 2013 due, in part, to the consolidation of Progressive's results of operations from the April 14, 2014 acquisition date. As a percentage of total revenues, operating expenses increased to 47.8% in 2014 from 45.4% in 2013 primarily as a result of increased personnel and advertising costs, as well as the acquisition of Progressive in April 2014.
Financial Advisory and Legal Costs. Financial advisory and legal costs of $12.4 million were incurred during the three months ended June 30, 2014 related to addressing strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Progressive-Related Transaction Costs. Financial advisory and legal fees of $5.5 million were incurred during the three months ended June 30, 2014 in connection with the April 14, 2014 acquisition of Progressive.
Restructuring Expenses. Restructuring charges of $2.3 million were incurred during the three months ended June 30, 2014, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of June 30, 2014. On July 15, 2014, the Company announced the closure of 44 stores.
Regulatory Expense. Regulatory expense decreased $15.0 million due to an accrual in 2013 relating to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation.
Retirement and Vacation Charges. Retirement and vacation charges decreased $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies in 2013.
Other Operating Expense, Net
Other operating expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating expense, net is as follows:

	Three Months Ended June 30,
(In Thousands)	2014	2013
Gains on sales of stores and delivery vehicles	$(245)	$(564)
Impairment charges and losses on asset dispositions	250	1,015
Other operating expense, net	$5	$451
During the three months ended June 30, 2013, other operating expense, net included $1.0 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion.
Operating Profit
Interest income. Interest income increased to $1.1 million during the three months ended June 30, 2014 compared with $770,000 for the comparable period in 2013.
Interest expense. Interest expense increased $4.0 million to $5.5 million for the three months ended June 30, 2014 from $1.5 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange transaction gains of $862,000 and losses of $632,000 during the three months ended June 30, 2014 and 2013, respectively. Changes in the cash surrender value of Company-owned life insurance were not significant during the three months ended June 30, 2014 and June 30, 2013.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
			2014 vs. 2013
(In Thousands)	2014	2013	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$32,132	$47,449	$(15,317)	(32.3)%
Progressive	(323)	—	(323)	nmf
HomeSmart	(662)	(779)	117	15.0
Franchise	11,073	13,248	(2,175)	(16.4)
Manufacturing	(89)	(548)	459	83.8
Other	(28,547)	(28,046)	(501)	(1.8)
Earnings Before Income Taxes for Reportable Segments	13,584	31,324	(17,740)	(56.6)
Elimination of Intersegment Profit	82	554	(472)	(85.2)
Cash to Accrual and Other Adjustments	(104)	8,509	(8,613)	nmf
Total	$13,562	$40,387	$(26,825)	(66.4)%

nmf - Calculation is not meaningful
Earnings before income taxes for the three months ended June 30, 2014 were impacted by $12.4 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, and $5.5 million in transaction costs related to the Progressive acquisition, both of which have been included in “Other” segment results. In addition, earnings before income taxes for the three months ended June 30, 2014 included $2.3 million in leasehold improvement impairment charges related to the store closures announced on July 15, 2014, which has been included in the Sales and Lease Ownership segment.
Earnings before income taxes for the three months ended June 30, 2013 were impacted by $15.0 million in regulatory expense related to a pending regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies, both of which have been included in “Other” segment results.
Income Tax Expense
Income tax expense decreased $9.5 million to $5.1 million for the three months ended June 30, 2014, compared to $14.5 million for the comparable period in 2013, representing a 65.2% decrease. The effective tax rate increased to 37.3% for the second quarter of 2014 from 36.0% for the second quarter of 2013. The effective tax rate increased 1.3 percentage points primarily as a result of additional Work Opportunity Tax Credits related to the American Taxpayer Relief Act of 2012 enacted on January 3, 2013, and the recognition of deductions for executive compensation previously expected to be non-deductible that both resulted in the reduction of the effective tax rate for the second quarter of 2013.
Net Earnings
Net earnings decreased $17.3 million to $8.5 million during the three months ended June 30, 2014 from $25.9 million during the three months ended June 30, 2013, representing a 67.1% decrease. As a percentage of total revenues, net earnings were 1.3% and 4.7% in 2014 and 2013, respectively.

Results of Operations – Six months ended June 30, 2014 and 2013

	Six Months Ended June 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Lease Revenues and Fees	$1,022,330	$904,792	$117,538	13.0%
Retail Sales	22,929	23,303	(374)	(1.6)
Non-Retail Sales	175,518	177,740	(2,222)	(1.3)
Franchise Royalties and Fees	34,309	35,034	(725)	(2.1)
Other	2,847	2,686	161	6.0
	1,257,933	1,143,555	114,378	10.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	400,627	321,405	79,222	24.6
Retail Cost of Sales	14,491	13,614	877	6.4
Non-Retail Cost of Sales	159,134	161,543	(2,409)	(1.5)
Operating Expenses	583,835	499,833	84,002	16.8
Financial Advisory and Legal Costs	13,276	—	13,276	nmf
Progressive-Related Transaction Costs	6,267	—	6,267	nmf
Restructuring Expenses	2,264	—	2,264	nmf
Regulatory Expenses	—	15,000	(15,000)	nmf
Retirement and Vacation Charges	—	4,917	(4,917)	nmf
Other Operating (Income) Expense, Net	(672)	2,256	(2,928)	(129.8)
	1,179,222	1,018,568	160,654	15.8
OPERATING PROFIT	78,711	124,987	(46,276)	(37.0)
Interest Income	1,827	1,522	305	20.0
Interest Expense	(7,012)	(3,019)	3,993	132.3
Other Non-Operating Income (Expense), Net	746	(2,061)	2,807	136.2
EARNINGS BEFORE INCOME TAXES	74,272	121,429	(47,157)	(38.8)
INCOME TAXES	27,428	44,575	(17,147)	(38.5)
NET EARNINGS	$46,844	$76,854	$(30,010)	(39.0)%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,043,760	$1,056,271	$(12,511)	(1.2)%
Progressive[2]	138,879	—	138,879	nmf
HomeSmart[1]	33,153	32,525	628	1.9
Franchise[3]	34,309	35,034	(725)	(2.1)
Manufacturing	54,898	55,121	(223)	(.4)
Other	2,265	11,203	(8,938)	(79.8)
Revenues of Reportable Segments	1,307,264	1,190,154	117,110	9.8
Elimination of Intersegment Revenues	(53,662)	(53,754)	92.2
Cash to Accrual Adjustments	4,331	7,155	(2,824)	(39.5)
Total Revenues from External Customers	$1,257,933	$1,143,555	$114,378	10.0%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $12.5 million to $1.044 billion primarily due to an $11.9 million decrease in lease revenues and fees and a $2.1 million decrease in non-retail sales, partially offset by a $1.1 million increase in retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.9% decrease in same store revenues, which more than offset the impact of 90 net additions of Company-operated stores during the 24-month period ended June 30, 2014.
Progressive. Progressive segment revenues were $138.9 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $628,000 to $33.2 million primarily due to a 1.7% increase in lease revenues and fees.
Franchise. Franchise segment revenues decreased $725,000 to $34.3 million due to a 3.0% decrease in same store revenues of existing franchised stores, which more than offset the impact of net additions of 74 franchised stores during the 24-month period ended June 30, 2014.
Other. Revenues in the “Other” segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Cost and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $79.2 million, or 24.6%, to $400.6 million during the six months ended June 30, 2014, from $321.4 million during the comparable period in 2013. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 and 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 39.2% from 35.5% in the prior year primarily to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales increased $877,000, or 6.4%, to $14.5 million during the six months ended June 30, 2014, from $13.6 million for the comparable period in 2013, and as a percentage of retail sales, increased to 63.2% from 58.4% due to increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales decreased $2.4 million, or 1.5%, to $159.1 million during the six months ended June 30, 2014, from $161.5 million for the comparable period in 2013, and as a percentage of non-retail sales, decreased to 90.7% in 2014 from 90.9% in 2013.
Operating expenses. Operating expenses increased $84.0 million, or 16.8%, to $583.8 million during the six months ended June 30, 2014, from $499.8 million for the comparable period in 2013 due, in part, to the consolidation of Progressive's results of operations from the April 14, 2014 acquisition date. As a percentage of total revenues, operating expenses increased to 46.4% in 2014 from 43.7% in 2013 primarily as a result of increased personnel and advertising costs, as well as the acquisition of Progressive in April 2014.
Financial Advisory and Legal Costs. Financial advisory and legal costs of $13.3 million were incurred during the six months ended June 30, 2014 related to addressing strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Progressive-Related Transaction Costs. Financial advisory and legal fees of $6.3 million were incurred during the six months ended June 30, 2014 in connection with the April 14, 2014 acquisition of Progressive.
Restructuring Expenses. Restructuring charges of $2.3 million were incurred during the six months ended June 30, 2014, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of June 30, 2014. On July 15, 2014, the Company announced the closure of 44 stores.
Regulatory Expense. Regulatory expense decreased $15.0 million due to an accrual in 2013 relating to a pending regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices. Refer to Note 5 to these consolidated financial statements for further discussion of this regulatory investigation.
Retirement and Vacation Charges. Retirement and vacation charges decreased $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies in 2013.
Other Operating (Income) Expense, Net
Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating (income) expense, net is as follows:

	Six Months Ended June 30,
(In Thousands)	2014	2013
Gains on sales of stores and delivery vehicles	$(2,050)	$(1,141)
Impairment charges and losses on asset dispositions	1,378	3,397
Other operating (income) expense, net	$(672)	$2,256
During the six months ended June 30, 2014, other operating (income) expense, net included $838,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014. In addition, the Company recognized gains of $1.5 million from the sale of five Aaron’s Sales & Lease Ownership stores during the six months ended June 30, 2014.
During the six months ended June 30, 2013, other operating (income) expense, net included $3.1 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion.
Operating Profit
Interest income. Interest income increased to $1.8 million during the six months ended June 30, 2014 compared with $1.5 million for the comparable period in 2013.
Interest expense. Interest expense increased $4.0 million to $7.0 million for the six months ended June 30, 2014 from $3.0 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange transaction gains of $461,000 and losses of $2.5 million during the six months ended

June 30, 2014 and 2013, respectively. Changes in the cash surrender value of Company-owned life insurance were not significant during the six months ended June 30, 2014 and June 30, 2013.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
			2014 vs. 2013
(In Thousands)	2014	2013	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$87,751	$111,274	$(23,523)	(21.1)%
Progressive	(323)	—	(323)	nmf
HomeSmart	(731)	(988)	257	26.0
Franchise	25,631	27,757	(2,126)	(7.7)
Manufacturing	458	45	413	917.8
Other	(38,474)	(30,745)	(7,729)	(25.1)
Earnings Before Income Taxes for Reportable Segments	74,312	107,343	(33,031)	(30.8)
Elimination of Intersegment Profit	(427)	(50)	(377)	(754.0)
Cash to Accrual and Other Adjustments	387	14,136	(13,749)	nmf
Total	$74,272	$121,429	$(47,157)	(38.8)%

nmf - Calculation is not meaningful
Earnings before income taxes for the six months ended June 30, 2014 were impacted by $13.3 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, and $6.3 million in transaction costs related to the Progressive acquisition, both of which have been included in “Other” segment results. In addition, earnings before income taxes for the six months ended June 30, 2014 included $2.3 million in leasehold improvement impairment charges related to the store closures announced on July 15, 2014, which has been included in the Sales and Lease Ownership segment.
Earnings before income taxes for the six months ended June 30, 2013 were impacted by $15.0 million in regulatory expense related to a pending regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies, both of which have been included in “Other” segment results.
Income Tax Expense
Income tax expense decreased $17.1 million to $27.4 million for the six months ended June 30, 2014, compared to $44.6 million for the comparable period in 2013, representing a 38.5% decrease. The effective tax rate increased to 36.9% for the six months ended June 30, 2014 from 36.7% for the six months ended June 30, 2013.
Net Earnings
Net earnings decreased $30.0 million to $46.8 million during the six months ended June 30, 2014 from $76.9 million during the six months ended June 30, 2013, representing a 39.0% decrease. As a percentage of total revenues, net earnings were 3.7% and 6.7% in 2014 and 2013, respectively.
Overview of Financial Position
The Company’s consolidated balance sheet as of June 30, 2014 includes the impact of Progressive, which was acquired on April 14, 2014. The major changes in the consolidated balance sheet from December 31, 2013 to June 30, 2014, all of which are the result of this significant acquisition, are as follows:

•
Cash and cash equivalents decreased $213.5 million due primarily to the Company's use of approximately $179.6 million in cash on hand to partially finance the $700.0 million Progressive acquisition. Refer to the “Liquidity and Capital Resources” section below and Note 2 to these consolidated financial statements for further details regarding this transaction.

•	Lease merchandise increased $168.4 million due primarily to the consolidation of Progressive's lease merchandise of $158.2 million as of June 30, 2014.

•
Goodwill increased $277.4 million due primarily to the addition of estimated Progressive-related goodwill of $278.0 million. Refer to Note 2 to these consolidated financial statements for further details regarding the acquisition accounting of this acquisition.

•
Other intangible assets increased $322.2 million due primarily to recording the estimated fair value of identifiable Progressive-related intangible assets of $333.0 million. Refer to Note 2 to these consolidated financial statements for further details regarding the acquisition accounting of this acquisition.

•
Debt increased $470.0 million due primarily to additional debt financing incurred to partially finance the $700.0 million Progressive acquisition. In connection with the acquisition, the Company incurred $491.3 million in additional debt, comprised of $300.0 million in senior unsecured notes, $126.3 million in term loans and $65.0 million in revolving credit facility borrowings. Refer to the “Liquidity and Capital Resources” section below and Note 4 to these consolidated financial statements for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the six months ended June 30, 2014 and 2013, cash used in operating activities was $26.8 million and cash provided by operating activities was $116.3 million, respectively. The $143.1 million decrease in operating cash flows during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due primarily to lower pretax earnings, a $31.5 million increase in lease merchandise, net of the effects of acquisitions, and the effects of the Tax Relief, Unemployment Reauthorization, and Job Creation Act of 2010 (the “2010 TRA”) and the American Taxpayer Relief Act of 2012 (the “2012 TRA”) (collectively, the “Tax Acts”).
The 2012 TRA was enacted on January 2, 2013, which extended bonus depreciation on eligible inventory (including the Company's lease merchandise) held during 2012 and 2013. In 2012, the Company made payments based on enacted law, resulting in an overpayment when the 2012 TRA was signed and, consequently, higher-than-expected operating cash flows in the six months ended June 30, 2013. Additionally, due to the provisions of the Tax Acts, the Company is making increased tax payments as a result of the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. Refer to the “Commitments” section below for additional information regarding the impact of the Tax Acts.

Purchases of sales and lease ownership stores have a positive impact on our operating cash flows. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $138.9 million during the six months ended June 30, 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition. During the six months ended June 30, 2013, investing activities included the impact of $1.2 million of lease merchandise purchased in acquisitions.

Sales of Company-operated stores are an additional source of investing cash flows. Proceeds from such sales were $15.8 million during the six months ended June 30, 2014 and included cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $2.7 million during the six months ended June 30, 2014. There were no sales of Company-operated stores during the six months ended June 30, 2013.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment and expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.

Debt Financing
In connection with the Company's acquisition of Progressive on April 14, 2014, the Company amended and restated its revolving credit agreement, amended certain other financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 4 to these consolidated financial statements.
As of June 30, 2014, $126.3 million and $70.0 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 13, 2017 and the total available credit on the facility as of June 30, 2014 was $130.0 million.
On April 14, 2014, the Company entered into note purchase agreements with several insurance companies, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of June 30, 2014, the Company had outstanding $100.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (i) EBITDA plus lease expense to fixed charges of no less than 2:1; and (ii) total debt to EBITDA of no greater than 3:1 (“EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense and other non-cash charges). If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at June 30, 2014 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our board of directors. As described in more detail in Note 1 to these consolidated financial statements, in December 2013, the Company paid $125.0 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 shares of common stock. As of June 30, 2014, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 27 consecutive years. At its November 2013 meeting, our board of directors increased the quarterly dividend by 23.5%, raising it to $.021 per share from $.017 per share. Aggregate dividend payments for the six months ended June 30, 2014 were $3.1 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the six months ended June 30, 2014, we made $114.1 million in federal and state income tax payments. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $63.9 million.
The 2010 TRA allowed for a deduction of 100% of the adjusted basis of qualified property (including our lease merchandise) for assets placed in service after September 8, 2010 and before December 31, 2011. The 2012 TRA extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow in prior years benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

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
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2014 are shown in the table below under “Contractual Obligations and Commitments.”
As of June 30, 2014, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are six current officers (of which five are current executive officers) and five former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from the Company in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC leases back these properties to the Company for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $728,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our current franchise loan agreement has a maturity date of December 11, 2014. On April 14, 2014, the Company entered into a third amended and restated loan facility agreement and guaranty. Pursuant to this facility, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amendment to the franchise loan facility reduces the maximum commitment available under the franchisee loan facility from $200.0 million to $175.0 million and makes certain changes to conform to the Company's other debt financing agreements in connection with the Progressive acquisition, as discussed in further detail in Note 5 to these consolidated financial statements.

At June 30, 2014, the portion that we might be obligated to repay in the event franchisees defaulted was $103.5 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of June 30, 2014:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$599,500	$107,625	$138,500	$233,375	$120,000
Capital Leases	13,163	2,633	5,445	3,383	1,702
Interest Obligations	93,972	24,515	38,961	22,067	8,429
Operating Leases	510,882	112,321	165,629	100,147	132,785
Purchase Obligations	21,355	15,119	6,236	—	—
Retirement Obligations	7,335	3,460	3,427	406	42
Total Contractual Cash Obligations	$1,246,207	$265,673	$358,198	$359,378	$262,958

The following table shows the approximate amounts of our commercial commitments as of June 30, 2014:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$103,495	$103,495	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the year ended December 31, 2012 and the Chief Operating Officer during the year ended December 31, 2013.
Deferred income tax liabilities as of June 30, 2014 were $211.8 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
Refer to Note 1 to these consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the Progressive acquisition in April 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 4 to these consolidated financial statements.
As of June 30, 2014, we had $400.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.55%. Amounts outstanding under our revolving credit agreement as of June 30, 2014 consisted of $126.3 million in term loans and $70.0 million of revolving credit balances. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at June 30, 2014, a hypothetical 1.0% increase or decrease in interest rates would not be material.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s 2013 Annual Report includes a detailed discussion of the Company’s “risk factors” (most of which risks are equally applicable to our new Progressive segment), and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 includes updates to those risk factors. The information below amends, updates and should be read in conjunction with the risk factors disclosed in the 2013 Annual Report and previous Quarterly Report.

The risks in Progressive’s “virtual” lease-to-own business differ in some potentially significant respects from the risks of Aaron’s store-based lease-to-own business. The risks could have a material negative effect on Progressive or the expected benefits of the acquisition.

Our recently acquired Progressive segment offers its lease-to-own solution through the stores of third party retailers. Progressive consequently faces some different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. These potential risks include, among others, Progressive’s:

•
Reliance on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through lease transaction closing;

•	Revenue concentration in the customers of a relatively small number of retailers;

•
Lack of control over, and more product diversity within, its lease inventory relative to Aaron’s sale and lease ownership business, which can complicate matters such as merchandise repair and disposition of merchandise that is not leased to term;

•
Possibly different regulatory risks than apply to Aaron's sales and lease ownership business, whether arising from the offer by third party retailers of Progressive's lease-purchase solution alongside traditional cash, check or credit payment options or otherwise; and

•	Reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators.

These risks could have a material negative effect on Progressive’s business. Moreover, because these risks depart from those normally encountered by Aaron’s sales and lease ownership business, Aaron’s management may not be familiar with all of their dimensions, which could interfere with the smooth integration of Progressive and/or hamper the recognition of synergies. Any of these consequences could result in the expected benefits of the acquisition to the larger organization not being realized to their full extent.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1, 2014 through April 30, 2014	3,328	$—	—	10,496,421
May 1, 2014 through May 31, 2014	—	—	—	10,496,421
June 1, 2014 through June 30, 2014	1,668	—	—	10,496,421
Total	4,996		—

1 The total number of shares purchased includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of stock options and/or the vesting of restricted stock issued to employees, totaling 3,328 shares, zero shares and 1,668 shares for the fiscal months of April, May and June 2014, respectively.
2 Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).
3 As of June 30, 2014, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company's Board of Directors and publicly announced from time-to-time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1
Agreement and Plan of Merger, dated April 14, 2014, by and among the Company, Progressive Finance Holdings, LLC, Virtual Acquisition Company, LLC, and John W. Robinson, III in his capacity as the representative of the selling unitholders (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K*) (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 15, 2014).

2.2
Purchase Agreement, dated April 14, 2014, by and among the Company, SP GE VIII-B Progressive Blocker Corp., SP SD IV-B Progressive Blocker Corp., Summit Partners Growth Equity Fund VIII-B, L.P., and Summit Partners Subordinated Debt Fund IV-B, L.P., (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K*) (incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 15, 2014).

3.1**	Amended and Restated By-laws of Aaron’s, Inc.

10.1**
Amended and Restated Revolving Credit and Term Loan Agreement, by and among Aaron's, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated as of April 14, 2014.

10.2**
Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note.

10.3**
Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note.

10.4**	Amendment No. 3 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of April 14, 2014 and Form of Senior Note.

10.5**
Third Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated as of April 14, 2014.

10.6
Agreement, dated as of May 13, 2014, by and among Aaron's, Inc., Vintage Capital Management, L.L.C., Kahn Capital Management, L.L.C., Brian R. Kahn, and Matthew E. Avril (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Earnings for the six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

* The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
**Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	August 7, 2014	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date:	August 7, 2014	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller