Form 10-Q
period 2014-09-30
AARON'S INC
filed 2014-11-05
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 3, 2014
Common Stock, $.50 Par Value	72,474,186

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	September 30, 2014	December 31, 2013
ASSETS:
Cash and Cash Equivalents	$10,401	$231,091
Investments	21,704	112,391
Accounts Receivable (net of allowances of $24,629 in 2014 and $7,172 in 2013)	89,821	68,684
Lease Merchandise (net of accumulated depreciation of $668,616 in 2014 and $594,436 in 2013)	1,036,407	869,725
Property, Plant and Equipment at Cost (net of accumulated depreciation and amortization of $214,724 in 2014 and $197,904 in 2013)	224,301	231,293
Goodwill	515,478	239,181
Other Intangibles (net of accumulated amortization of $24,623 in 2014 and $5,541 in 2013)	314,080	3,535
Prepaid Expenses and Other Assets	68,691	55,436
Assets Held For Sale	7,045	15,840
Total Assets	$2,287,928	$1,827,176
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$266,904	$243,910
Accrued Regulatory Expense	27,200	28,400
Deferred Income Taxes Payable	183,880	226,958
Customer Deposits and Advance Payments	51,461	45,241
Debt	557,237	142,704
Total Liabilities	1,086,682	687,213
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share; Authorized: 225,000,000 Shares at September 30, 2014 and December 31, 2013; Shares Issued: 90,752,123 at September 30, 2014 and December 31, 2013	45,376	45,376
Additional Paid-in Capital	225,728	198,182
Retained Earnings	1,253,807	1,202,219
Accumulated Other Comprehensive Loss	(83)	(64)
	1,524,828	1,445,713
Less: Treasury Shares at Cost
Common Stock: 18,284,329 Shares at September 30, 2014 and 17,795,293 Shares at December 31, 2013	(323,582)	(305,750)
Total Shareholders’ Equity	1,201,246	1,139,963
Total Liabilities & Shareholders’ Equity	$2,287,928	$1,827,176
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
REVENUES:
Lease Revenues and Fees	$603,601	$425,734	$1,625,931	$1,330,526
Retail Sales	8,094	9,315	31,023	32,618
Non-Retail Sales	78,503	84,412	254,021	262,152
Franchise Royalties and Fees	15,838	16,530	50,147	51,564
Other	1,528	1,233	4,375	3,919
	707,564	537,224	1,965,497	1,680,779
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	260,819	154,495	661,446	475,900
Retail Cost of Sales	5,409	5,681	19,900	19,295
Non-Retail Cost of Sales	71,403	76,792	230,537	238,335
Operating Expenses	334,294	259,708	918,129	759,541
Financial Advisory and Legal Costs	385	—	13,661	—
Restructuring Expenses	6,876	—	9,140	—
Retirement and Vacation Charges	9,094	—	9,094	4,917
Progressive-Related Transaction Costs	371	—	6,638	—
Regulatory (Income) Expenses	(1,200)	13,400	(1,200)	28,400
Other Operating (Income) Expense, Net	(197)	(1,038)	(869)	1,218
	687,254	509,038	1,866,476	1,527,606
OPERATING PROFIT	20,310	28,186	99,021	153,173
Interest Income	634	719	2,461	2,241
Interest Expense	(6,162)	(1,497)	(13,174)	(4,516)
Other Non-Operating (Expense) Income, Net	(1,583)	2,012	(837)	(49)
EARNINGS BEFORE INCOME TAXES	13,199	29,420	87,471	150,849
INCOME TAXES	3,904	8,282	31,332	52,857
NET EARNINGS	$9,295	$21,138	$56,139	$97,992
EARNINGS PER SHARE
Basic	$.13	$.28	$.78	$1.29
Assuming Dilution	$.13	$.28	$.77	$1.28
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.021	$.017	$.063	$.051
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,340	76,101	72,350	75,922
Assuming Dilution	72,660	76,676	72,713	76,611
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net Earnings	$9,295	$21,138	$56,139	$97,992
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(26)	14	(19)	(3)
Total Other Comprehensive (Loss) Income	(26)	14	(19)	(3)
Comprehensive Income	$9,269	$21,152	$56,120	$97,989
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Earnings	$56,139	$97,992
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	661,446	475,900
Other Depreciation and Amortization	63,087	42,569
Bad Debt Expense	62,169	25,685
Stock-Based Compensation	8,756	2,293
Deferred Income Taxes	(91,376)	(19,684)
Other Changes, Net	2,011	3,785
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,006,652)	(709,177)
Book Value of Lease Merchandise Sold or Disposed	317,793	301,296
Accounts Receivable	(55,627)	(11,151)
Prepaid Expenses and Other Assets	(5,892)	(3,545)
Income Tax Receivable	(7,001)	18,951
Accounts Payable and Accrued Expenses	(10,703)	(2,046)
Accrued Regulatory Expense	(1,200)	28,400
Customer Deposits and Advance Payments	(3,849)	(6,791)
Cash (Used in) Provided by Operating Activities	(10,899)	244,477
INVESTING ACTIVITIES:
Purchases of Investments	—	(59,337)
Proceeds from Maturities and Calls of Investments	89,993	37,909
Additions to Property, Plant and Equipment	(37,221)	(42,992)
Acquisitions of Businesses and Contracts	(695,765)	(10,469)
Proceeds from Dispositions of Businesses and Contracts	15,773	2,151
Proceeds from Sale of Property, Plant and Equipment	3,357	5,402
Cash Used in Investing Activities	(623,863)	(67,336)
FINANCING ACTIVITIES:
Proceeds from Debt	715,554	—
Repayments on Debt	(301,043)	(1,429)
Dividends Paid	(6,155)	(3,875)
Excess Tax Benefits from Stock-Based Compensation	1,392	1,717
Issuance of Stock Under Stock Option Plans	4,324	6,156
Cash Provided by Financing Activities	414,072	2,569
(Decrease) Increase in Cash and Cash Equivalents	(220,690)	179,710
Cash and Cash Equivalents at Beginning of Period	231,091	129,534
Cash and Cash Equivalents at End of Period	$10,401	$309,244
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
The following table presents store count by ownership type:

Stores (Unaudited)	September 30, 2014	December 31, 2013
Company-operated stores
Sales and Lease Ownership	1,234	1,262
HomeSmart	82	81
RIMCO	—	27
Total Company-operated stores	1,316	1,370
Franchised stores[1]	785	781
Systemwide stores	2,101	2,151
1 As of September 30, 2014 and December 31, 2013, 927 and 940 franchises had been awarded, respectively.
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
The accompanying unaudited consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 Annual Report”). The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other in Note 7 to the consolidated financial statements.
Principles of Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 67 retail stores as of September 30, 2014. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. In May 2014, subsequent to the Company's decision not to exercise the purchase option, the Company and Perfect Home extended the maturity date of the notes to June 30, 2015, canceled the Company's equity interest in Perfect Home and terminated the option.
Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct those activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

The notes purchased from Perfect Home totaling £13.4 million ($21.7 million) and £12.5 million ($20.7 million) at September 30, 2014 and December 31, 2013, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the nine months ended September 30, 2014 relates to accretion of the original discount on the notes with a face value of £10 million.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which totals $21.7 million at September 30, 2014.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2013 Annual Report.
Sales Taxes
The Company presents sales net of related taxes for the Aaron's core business. Progressive presents lease revenues on a gross basis with sales taxes included. For the nine months ended September 30, 2014, the amount of Progressive sales tax recorded as lease revenues and fees and operating expenses is $19.2 million.
Income Taxes
The Company files a federal consolidated income tax return in the U.S., and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2011.
As of September 30, 2014 and December 31, 2013, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.8 million and $1.5 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2014	2013	2014	2013
Weighted average shares outstanding	72,340	76,101	72,350	75,922
Effect of dilutive securities:
Stock options	142	374	184	459
RSUs	156	182	160	214
RSAs	22	19	19	16
Weighted average shares outstanding assuming dilution	72,660	76,676	72,713	76,611

During the three and nine months ended September 30, 2014, there were approximately 166,000 and 143,000 weighted-average stock options, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period. There were no anti-dilutive RSUs or RSAs for the three and nine months ended September 30, 2014.
During the three and nine months ended September 30, 2013, there were no anti-dilutive stock options, RSUs or RSAs.
In addition, approximately 308,000 and 278,000 weighted-average performance-based RSUs are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, due to the fact that the revenue and pre-tax profit margin targets applicable to these awards either have not been met or relate to future performance periods as of September 30, 2014. Refer to Note 10 in the Company’s 2013 Annual Report for additional information regarding the Company’s restricted stock arrangements.
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
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method. Lease merchandise write-offs totaled $29.9 million and $17.4 million for the three months ended September 30, 2014 and 2013, respectively, and $64.6 million and $42.0 million for the nine months ended September 30, 2014 and 2013, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying consolidated statements of earnings.
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
Investments
The Company maintains investments in various corporate debt securities, or bonds. Historically, the Company has had the positive intent and ability to hold its investments in debt securities to maturity. Accordingly, the Company classifies its investments in debt securities as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets. Refer to Note 3 to these consolidated financial statements for further details of the Company's sale of certain corporate debt securities during the three and nine months ended September 30, 2014 due to the Company's Progressive acquisition.
The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell its remaining securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily related to vendor consideration, real estate leasing activities, in-transit credit card transactions and the secondary escrow described in Note 2 to these consolidated financial statements) and franchisee obligations. Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2014	December 31, 2013
Customers	$26,206	$8,275
Corporate	34,842	16,730
Franchisee	28,773	43,679
	$89,821	$68,684
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, as well as the net assets of the RIMCO operating segment, met the held for sale classification criteria as of September 30, 2014 and December 31, 2013. After adjustment to fair value, the $7.0 million and $15.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. In January 2014, the Company sold the 27 Company-operated RIMCO stores, which had a carrying value of $9.7 million as of December 31, 2013.
The Company estimated the fair values of real estate properties using the market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price. These properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
During the three and nine months ended September 30, 2014, the Company recorded impairment charges of $566,000 and $805,000, respectively. During the nine months ended September 30, 2013, the Company recorded impairment charges of $3.0 million. The Company did not record any significant fair value adjustments to assets held for sale during the three months ended September 30, 2013. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion and are generally included in other operating (income) expense, net within the consolidated statements of earnings.
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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation liability was $12.6 million as of both September 30, 2014 and December 31, 2013. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of the insurance contracts totaled $14.3 million as of September 30, 2014 and$14.1 million as of December 31, 2013 and is included in prepaid expenses and other assets in the consolidated balance sheets.
During the three month periods ended September 30, 2014 and 2013, deferred compensation expense charged to operations for the Company’s matching contributions totaled $22,000 and $34,000, respectively. Deferred compensation expense charged to operations for the Company's matching contributions totaled $67,000 and $107,000 in the nine months ended September 30, 2014 and 2013, respectively. Benefits of $1.4 million and $783,000 were paid in the first nine months of 2014 and 2013, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2014	$(64)	$(64)
Other comprehensive loss	(19)	(19)
Balance at September 30, 2014	$(83)	$(83)
There were no reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014.

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
The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including investments and fixed-rate long-term debt, that are not measured at fair value but for which fair value is disclosed.

The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature.

Recent Accounting Pronouncements

Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the nine months ended September 30, 2014 and 2013, net cash payments related to the acquisitions of businesses and contracts were $695.8 million and $10.5 million, respectively. Cash payments made during the nine months ended September 30, 2014 were principally related to the April 2014 Progressive acquisition described below.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. Progressive contributed revenues of $328.7 million and earnings before income taxes of $1.4 million from April 14, 2014 through September 30, 2014.
The effect of the Company's other acquisitions on the consolidated financial statements for the nine months ended September 30, 2014 and 2013 was not significant.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive, a leading virtual lease-to-own company, for a total purchase price of $705.8 million, inclusive of cash acquired of $5.8 million. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. The Company believes the Progressive acquisition will be strategically transformational and will strengthen its franchise.

The following table reconciles the total estimated purchase price of the Company's acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Term Loan	126,250
Proceeds from Revolving Credit Facility	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Estimated Purchase Price	$705,810
Refer to Note 4 to these consolidated financial statements for additional information regarding the debt incurred to partially finance the Progressive acquisition.
Deferred cash consideration as of September 30, 2014 consists of $3.6 million of merger consideration payable in January 2015, as well as $3.3 million in withheld escrow amounts.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. The primary escrow funds will be distributed 15 months from the April 14, 2014 closing date, after deducting for any claims. In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that the $15.8 million is fully recoverable from the secondary escrow account and has included this indemnification asset as a receivable in the Company's preliminary acquisition accounting. The secondary escrow is subject to current and future claims of the Company and any remaining undisputed balance is payable to the sellers 36 months from the April 14, 2014 closing date.
Preliminary Acquisition Accounting
The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the Progressive acquisition as of the April 14, 2014 acquisition date, as well as adjustments made during the nine months ended September 30, 2014 (referred to as the “measurement period adjustments”):

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Estimated Purchase Price	$705,810	$—	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810	—	5,810
Receivables[3]	27,581	—	27,581
Lease Merchandise[2]	138,198	2,487	140,685
Property, Plant and Equipment	4,010	—	4,010
Other Intangibles[4]	333,000	—	333,000
Prepaid Expenses and Other Assets	893	—	893
Total Identifiable Assets Acquired	509,492	2,487	511,979
Accounts Payable and Accrued Expenses[2]	(23,342)	(993)	(24,335)
Deferred Income Taxes Payable	(48,298)	—	(48,298)
Customer Deposits and Advance Payments	(10,000)	—	(10,000)
Total Liabilities Assumed	(81,640)	(993)	(82,633)
Goodwill[5]	277,958	(1,494)	276,464
Net Assets Acquired	$705,810	$—	$705,810
1 As previously reported in the notes to consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

2 The measurement period adjustments primarily related to the resolution of certain sales tax exposures subsequent to the acquisition date, which also impacted the fair value estimates of lease merchandise.
3 Receivables include $15.8 million related to the secondary escrow amount, which the Company expects to recover prior to termination of the escrow agreement 36 months from the April 14, 2014 closing date. The gross amount due under customer-related receivables acquired was $22.7 million, of which $10.9 million was expected to be uncollectible.
4 Identifiable intangible assets are further disaggregated in the following table.
5 The total goodwill recognized in conjunction with the Progressive acquisition has been assigned to the Progressive operating segment. Of the goodwill recognized as part of this acquisition, $235.0 million is expected to be deductible for tax purposes. The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is related to synergistic value created from the combination of Progressive's virtual customer payment capabilities with the Company's leading traditional lease-to-own model. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

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
During the nine months ended September 30, 2014, the Company incurred $6.6 million of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item “Progressive-related transaction costs” in the consolidated statements of earnings. In addition, during the nine months ended September 30, 2014, the Company incurred approximately $2.3 million in debt financing costs related to the $491.3 million of new indebtedness incurred to partially finance the acquisition, which has been capitalized as a component of prepaid expenses and other assets in the consolidated balance sheets.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Nine Months Ended September 30,
	2014		2013
(In Thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$1,965,497	$2,134,671	$1,680,779	$1,966,963
Net Earnings	56,139	61,601	97,992	82,982
The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if the acquisition of Progressive had occurred on January 1, 2013, nor is it indicative of future performance. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, amortization related to fair value adjustments to intangible assets and the adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,635)	$—	$—	$(12,557)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$7,045	$—	$—	$15,840	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings, as well as the net assets of the former RIMCO operating segment (principally consisting of lease merchandise, office furniture and leasehold improvements, which have been included in Other segment assets as of December 31, 2013). The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating (income) expense, net. The Company estimated the fair values of real estate properties using market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price.
In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which leased automobile tires, wheels and rims under sales and lease ownership agreements. The Company received total cash consideration of $10.0 million from a third party. During the year ended December 31, 2013, the Company recognized impairment charges of $766,000 related to the write-down of the net assets of the RIMCO disposal group to fair value less cost to sell. During the nine months ended September 30, 2014, the Company recognized a net loss on the sale of the RIMCO disposal group of $838,000, which has been included in other operating (income) expense, net in the Company's results of operations. No charges were recorded during the three months ended September 30, 2014 and the Company expects any additional charges associated with the disposal of the former RIMCO segment to be immaterial to future results of operations.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds[1]	$—	$—	$—	$—	$91,785	$—
Perfect Home Notes[2]	—	—	21,704	—	—	20,661
Fixed-Rate Long Term Debt[3]	—	(432,207)	—	—	(130,687)	—

[1]	The fair value of corporate bonds is determined through the use of model-based valuation techniques for which all significant assumptions are observable in the market.

[2]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[3]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $400.0 million and $125.0 million at September 30, 2014 and December 31, 2013, respectively.

Held-to-Maturity Securities
During the three months ended September 30, 2014, the Company sold all of its investments in corporate bonds that were classified as held-to-maturity securities due to the Progressive acquisition. The amortized cost of the investments sold was $68.7 million, and a net realized gain of approximately $95,000 was recorded during the three months ended September 30, 2014.
The Company has the positive intent and ability to hold its investment in Perfect Home notes to maturity. Accordingly, the Company classifies its Perfect Home notes, which mature in 2015, as held-to-maturity securities and carries the investment at amortized cost in the consolidated balance sheets.
At September 30, 2014 and December 31, 2013, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2014
Corporate Bonds	$—	$—	$—	$—
Perfect Home Notes	21,704	—	—	21,704
Total	$21,704	$—	$—	$21,704
December 31, 2013
Corporate Bonds	$91,730	$98	$(43)	$91,785
Perfect Home Notes	20,661	—	—	20,661
Total	$112,391	$98	$(43)	$112,446
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity at September 30, 2014 are as follows:

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$21,704	$21,704
Due in years one through two	—	—
Total	$21,704	$21,704
Information pertaining to held-to-maturity debt securities with gross unrealized losses is as follows:

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
Corporate Bonds	$—	$—	$—	$—	$—	$—
December 31, 2013
Corporate Bonds	$28,839	$(40)	$2,614	$(3)	$31,453	$(43)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of December 31, 2013, 18 of the 48 securities were in an unrealized loss position and the Company expected the fair value to recover as the securities approached their maturity or if market yields for such investments declined. As a result of management’s analysis and review, no declines were deemed to be other than temporary as of December 31, 2013.
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of September 30, 2014. While no impairment was noted during the nine months ended September 30, 2014, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

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
The amendments also, among other things, conform the covenants, representations, warranties and events of default to the changes reflected in the 2014 note purchase agreements described below, to contemplate the acquisition of Progressive, to authorize the new 2014 senior notes under the note purchase agreement and to increase the applicable margin for Eurodollar loans under the credit facility.
The revolving credit borrowings and term loans bear interest at the lower of the lender's prime rate or one-month LIBOR plus a margin ranging from 1.75% to 2.25% as determined by the Company's ratio of total debt to EBITDA. The Company pays a commitment fee on unused balances, which ranges from .15% to .30% as determined by the Company's ratio of total debt to EBITDA.
As of September 30, 2014, $123.1 million and $18.4 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. As of December 31, 2013, no amounts were outstanding under the Company's revolving credit agreement.
2014 Note Purchase Agreements
On April 14, 2014, the Company entered into note purchase agreements with several insurance companies, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017. The 2014 note purchase agreements contain financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s existing note purchase agreement, revolving credit facility and franchisee loan guaranty facility, as modified by the amendments described herein. The Company used the net proceeds of the sale of the senior unsecured notes to the purchasers to partially pay for the Progressive acquisition.
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
The amendment revises the 2011 note purchase agreement to, among other things, replace the interest rate of 3.75% per year with an interest rate of 3.95% commencing April 28, 2014, conform the covenants, representations, warranties and events of default to the changes reflected in the amended revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.

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
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2014, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $94.1 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is approximately $1.1 million as of September 30, 2014.

On April 14, 2014, in connection with the Progressive acquisition, the Company entered into the third amended and restated loan facility and guaranty. The amended franchise loan facility (i) reduces the maximum commitment available from $200.0 million to $175.0 million, (ii) conforms the interest rates on the facility to the changes in the rates applicable to the new revolving credit agreement and (iii) conforms the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which we are currently a party are described below. We believe we have meritorious defenses to all of the claims described below, and intend to vigorously defend against the claims. However, some of these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from legal or regulatory proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.
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
At September 30, 2014, the Company had accrued $33.7 million for pending legal and regulatory matters for which it believes losses are probable, which is the Company's best estimate of the exposure to loss, and mostly relates to the regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.5 million.
At September 30, 2014, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $76,000 to $403,000. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010. Plaintiffs sought to recover unpaid overtime compensation and other damages. In July 2014, the parties engaged in a successful mediation of this case and reached an agreement in principle to settle the matter for an immaterial amount. On October 16, 2014, the Court approved parties’ proposed settlement documents and order.
The matter of Kurtis Jewell v. Aaron's, Inc. was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleged that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. Plaintiff claimed he and other employees actually worked through meal breaks or were interrupted during the course of their meal breaks and asked to perform work. As a result of the automatic deduction, plaintiff alleged that the Company failed to account for all of his working hours when it calculated overtime, and consequently underpaid him. Plaintiffs sought to recover unpaid overtime compensation and other damages for all similarly situated employees nationwide for the applicable time period. On June 28, 2012, the Court granted conditional certification of a class consisting of approximately 1,788 opt-in plaintiffs. In August 2014, the parties resumed a previous mediation and reached an agreement to settle the case, subject to court approval. The proposed settlement documents have been filed with the court and approval is pending.

In Daniel Antoine v. Aaron’s, Inc., filed in U.S. District Court for the Northern District of Georgia (Civil No.:1-14-CV-02120-AT-WEJ), on July 3, 2014, plaintiff alleges that the Company violated his rights and the rights of putative class members under the Fair Credit Reporting Act by refusing to hire plaintiff and other applicants based upon pre-employment background check reports without first sending such background reports and a pre-adverse action notice to the applicants. The Company filed its answer on August 30, 2014, denying all liability in the case. Discovery is on-going.
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

Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiff has requested immediate appellate review of these rulings by the U.S. Third Circuit Court of Appeals. Plaintiffs seek monetary damages as well as injunctive relief.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court (Case No. BC502304), plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages in connection with the allegations of the complaint. Plaintiffs are also seeking certification of a putative California class. Plaintiffs are represented by the same counsel as in the above-described Byrd litigation. In April 2013, the Company timely removed this matter to federal court. On May 8, 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending.
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim and a motion to strike certain allegations in the complaint. The court stayed the proceeding pending rulings on certain motions in the Byrd case. The stay has expired and the plaintiff filed an amended complaint. The Company has filed a motion to dismiss the amended complaint.
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the U.S. District Court for the Northern District of Georgia, several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiff’s legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called PC Rental Agent. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to dismiss plaintiffs' amended complaint.
Regulatory Investigations
California Attorney General Investigation. The California Attorney General investigated the Company's retail transactional practices, including various leasing and marketing practices, information security and privacy policies and practices related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees. The Company reached a comprehensive resolution of this matter without litigation. The final settlement and consent order were announced on October 13, 2014.

Pennsylvania Attorney General Investigation. There is a pending investigation by the Pennsylvania Attorney General relating to the Company's privacy practices in Pennsylvania. The privacy issues are related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, and the Company's alleged responsibility for that use. The Company is continuing to cooperate in the investigation.
Other Matters
Noncompete Dispute. In January 2014, Aaron’s sold its Company-operated RIMCO stores and the rights to five franchised stores. The acquisition agreement provides that the Company will not compete with the acquiring entity for a specified period of time in certain geographic locations surrounding the purchased stores. In August 2014, the acquiring entity asserted that Aaron’s was violating the noncompete covenant in the acquisition agreement. The Company disputes that the noncompete covenant is being violated, and is engaged in discussions to resolve the dispute. To date, no lawsuit has been filed related to this matter.
Other Commitments
At September 30, 2014, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $19.3 million.
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
See Note 8 to the consolidated financial statements in the 2013 Annual Report for further information.

NOTE 6.	RESTRUCTURING
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed. As a result of this evaluation and other cost-reduction initiatives, during the three months ended September 30, 2014, the Company closed 44 underperforming Company-operated stores and restructured its home office and field support to more closely align with current business conditions. The restructuring was completed during the third quarter of 2014 and total restructuring charges of $9.1 million were recorded during the nine months ended September 30, 2014, principally comprised of $4.8 million related to contractual lease obligations, $3.3 million related to the write-off and impairment of property, plant and equipment and $620,000 related to workforce reductions. These costs were included in the line item “Restructuring expenses” in the consolidated statements of earnings.
Total restructuring charges of $4.8 million have been included in the Sales and Lease Ownership segment results and total restructuring charges of $4.3 million have been included in the Other segment results. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the balance of the accruals related to the restructuring charges and the movement in that accrual for the nine months ended September 30, 2014:

(In Thousands)	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at January 1, 2014	$—	$—	$—	$—	$—
Restructuring Expenses	4,797	620	3,328	395	9,140
Payments	(699)	(176)	—	—	(875)
Impairment and Assets Written Off	—	—	(3,328)	(395)	(3,723)
Balance at September 30, 2014	$4,098	$444	$—	$—	$4,542

NOTE 7.	SEGMENTS
As of September 30, 2014, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Revenues From External Customers:
Sales and Lease Ownership	$481,340	$498,151	$1,525,100	$1,554,422
Progressive	189,826	—	328,705	—
HomeSmart	15,445	15,098	48,598	47,623
Franchise	15,838	16,530	50,147	51,564
Manufacturing	20,794	23,501	75,692	78,622
Other	361	5,440	2,626	16,643
Revenues of Reportable Segments	723,604	558,720	2,030,868	1,748,874
Elimination of Intersegment Revenues	(20,713)	(22,673)	(74,375)	(76,427)
Cash to Accrual Adjustments	4,673	1,177	9,004	8,332
Total Revenues from External Customers	$707,564	$537,224	$1,965,497	$1,680,779
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership[1]	$21,415	$34,521	$109,166	$145,795
Progressive	1,689	—	1,366	—
HomeSmart	(986)	(1,480)	(1,717)	(2,468)
Franchise	12,542	13,084	38,173	40,841
Manufacturing	(17)	22	441	67
Other[2,3]	(23,945)	(19,292)	(62,419)	(50,037)
Earnings Before Income Taxes for Reportable Segments	10,698	26,855	85,010	134,198
Elimination of Intersegment Loss (Profit)	22	(5)	(405)	(55)
Cash to Accrual and Other Adjustments	2,479	2,570	2,866	16,706
Total Earnings Before Income Taxes	$13,199	$29,420	$87,471	$150,849
1 Sales and Lease Ownership segment earnings before income taxes were impacted by $4.8 million of restructuring charges incurred during the nine months ended September 30, 2014 related to the closure of 44 Company-operated stores, of which $2.6 million was incurred during the three months ended September 30, 2014.
2 Other segment loss before income taxes for the three and nine months ended September 30, 2014 were impacted by $9.1 million due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $4.3 million of restructuring charges related to the closure of 44 Company-operated stores and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.

For the nine months ended September 30, 2014, pre-tax losses include $13.7 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, of which $385,000 was recorded during the three months ended September 30, 2014, and $6.6 million in transaction costs related to the Progressive acquisition, of which $371,000 was recorded during the three months ended September 30, 2014.
3 Other segment loss before income taxes for the nine months ended September 30, 2013 include $28.4 million related to an accrual for loss contingencies for the then-pending regulatory investigation, of which $13.4 million was recorded during the three months ended September 30, 2013. Other pre-tax losses for the nine months ended September 30, 2013 also include $4.9 million related to retirement expense and a change in vacation policies.
Revenues in the Other segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities. The pre-tax losses or earnings in the Other segment are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.

(In Thousands)	September 30, 2014	December 31, 2013
Assets:
Sales and Lease Ownership	$1,242,931	$1,431,720
Progressive	819,587	—
HomeSmart	46,384	47,970
Franchise	37,600	47,788
Manufacturing[1]	27,131	24,305
Other	114,295	275,393
Total Assets	$2,287,928	$1,827,176

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $16.4 million and $14.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to reportable segments based on relative total assets.

NOTE 8.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Note 12 to the consolidated financial statements in the 2013 Annual Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “forecast,” “guidance,” “intend,” “believe,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. These risks and uncertainties include factors such as changes in general economic conditions, competition, pricing, legal and regulatory proceedings, customer privacy, information security, customer demand, the integration of the Progressive acquisition, the execution and results of our new strategy, risks related to Progressive's "virtual" lease-to-own business with which the Company may be unfamiliar and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2014 and June 30, 2014, filed with the U.S. Securities and Exchange Commission, and in our other public filings. Statements in this Quarterly Report that are “forward-looking” include, without limitation, statements regarding the expected results of our new strategy and of the Progressive acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2013 Annual Report.
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
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed, which, along with other cost-reduction initiatives, resulted in the closure of 44 underperforming stores during the current quarter and the realignment of home office and field support.
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
For the three months ended September 30, 2014, total revenues were $707.6 million, an increase of 31.7%, over the comparable period in 2013. The increase of $170.3 million was due to $189.8 million in revenue from Progressive, partially offset by a decrease of $19.5 million in revenue from our core business primarily resulting from a 2.8% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the three months ended September 30, 2014 were $15.8 million, a decrease of $692,000, or 4.2%, from the comparable period in 2013.

For the nine months ended September 30, 2014, total revenues were $1.965 billion, an increase of 16.9%, over the comparable period in 2013. The increase of $284.7 million was due to $328.7 million in revenue from Progressive from the April 14, 2014 acquisition date, partially offset by a decrease of $44.0 million in revenue from our core business primarily resulting from a 3.6% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the nine months ended September 30, 2014 were $50.1 million, a decrease of $1.4 million, or 2.7%, from the comparable period in 2013.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator. For the three months ended September 30, 2014, we calculated this amount by comparing revenues for the three months ended September 30, 2014 to revenues for the comparable period in 2013 for all stores open for the entire 15-month period ended September 30, 2014, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2014, we calculated this amount by comparing revenues for the nine months ended September 30, 2014 to revenues for the comparable period in 2013 for all stores open for the entire 24-month period ended September 30, 2014, excluding stores that received lease agreements from other acquired, closed or merged stores.
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
Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the nine months ended September 30, 2014, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
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

Other Operating (Income) Expense, Net. Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment.
Critical Accounting Policies
Refer to the 2013 Annual Report.

Results of Operations
As of September 30, 2014, the Company has five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
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
Results of Operations – Three months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Lease Revenues and Fees	$603,601	$425,734	$177,867	41.8%
Retail Sales	8,094	9,315	(1,221)	(13.1)
Non-Retail Sales	78,503	84,412	(5,909)	(7.0)
Franchise Royalties and Fees	15,838	16,530	(692)	(4.2)
Other	1,528	1,233	295	23.9
	707,564	537,224	170,340	31.7
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	260,819	154,495	106,324	68.8
Retail Cost of Sales	5,409	5,681	(272)	(4.8)
Non-Retail Cost of Sales	71,403	76,792	(5,389)	(7.0)
Operating Expenses	334,294	259,708	74,586	28.7
Financial Advisory and Legal Costs	385	—	385	nmf
Restructuring Expenses	6,876	—	6,876	nmf
Retirement Charges	9,094	—	9,094	nmf
Progressive-Related Transaction Costs	371	—	371	nmf
Regulatory (Income) Expenses	(1,200)	13,400	(14,600)	nmf
Other Operating Income, Net	(197)	(1,038)	841	81.0
	687,254	509,038	178,216	35.0
OPERATING PROFIT	20,310	28,186	(7,876)	(27.9)
Interest Income	634	719	(85)	(11.8)
Interest Expense	(6,162)	(1,497)	4,665	311.6
Other Non-Operating (Expense) Income, Net	(1,583)	2,012	3,595	178.7
EARNINGS BEFORE INCOME TAXES	13,199	29,420	(16,221)	(55.1)
INCOME TAXES	3,904	8,282	(4,378)	(52.9)
NET EARNINGS	$9,295	$21,138	$(11,843)	(56.0)%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Sales and Lease Ownership[1]	$481,340	$498,151	$(16,811)	(3.4)%
Progressive[2]	189,826	—	189,826	nmf
HomeSmart[1]	15,445	15,098	347	2.3
Franchise[3]	15,838	16,530	(692)	(4.2)
Manufacturing	20,794	23,501	(2,707)	(11.5)
Other	361	5,440	(5,079)	(93.4)
Revenues of Reportable Segments	723,604	558,720	164,884	29.5
Elimination of Intersegment Revenues	(20,713)	(22,673)	1,960	8.6
Cash to Accrual Adjustments	4,673	1,177	3,496	297.0
Total Revenues from External Customers	$707,564	$537,224	$170,340	31.7%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $16.8 million to $481.3 million primarily due to an $11.2 million decrease in lease revenues and fees, a $631,000 decrease in retail sales and a $5.2 million decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.0% decrease in same store revenues.
Progressive. Progressive segment revenues were $189.8 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $347,000 to $15.4 million primarily due to a 2.3% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 1.5% increase in same store revenues and the impact of net additions of four Company-operated stores during the 15-month period ended September 30, 2014.
Franchise. Franchise segment revenues decreased $692,000 to $15.8 million due to a 2.5% decrease in same store revenues of existing franchised stores, which more than offset the impact of net additions of 22 franchised stores during the 15-month period ended September 30, 2014.
Other. Revenues in the Other segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Cost and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $106.3 million, or 68.8%, to $260.8 million during the three months ended September 30, 2014, from $154.5 million during the comparable period in 2013. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 and 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 43.2% from 36.3% in the prior year, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales decreased $272,000, or 4.8%, to $5.4 million during the three months ended September 30, 2014, from $5.7 million for the comparable period in 2013, and as a percentage of retail sales, increased to 66.8% from 61.0% due to increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales decreased $5.4 million, or 7.0%, to $71.4 million during the three months ended September 30, 2014, from $76.8 million for the comparable period in 2013, and as a percentage of non-retail sales, remained consistent at 91.0% in both 2014 and 2013.
Operating expenses. Operating expenses increased $74.6 million, or 28.7%, to $334.3 million during the three months ended September 30, 2014, from $259.7 million for the comparable period in 2013 due primarily to the consolidation of Progressive's results of operations from the April 14, 2014 acquisition date. As a percentage of total revenues, operating expenses decreased to 47.2% in 2014 from 48.3% in 2013.
Financial advisory and legal costs. Financial advisory and legal costs of $385,000 were incurred during the three months ended September 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores, restructuring charges of $6.9 million were incurred during the three months ended September 30, 2014. The restructuring was completed during the third quarter of 2014 and total restructuring charges were principally comprised of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement charges. Retirement charges of $9.1 million were incurred during the three months ended September 30, 2014 due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer in 2014.
Progressive-related transaction costs. Financial advisory and legal fees of $371,000 were incurred during the three months ended September 30, 2014 in connection with the April 14, 2014 acquisition of Progressive.
Regulatory (income) expenses. Regulatory income of $1.2 million in 2014 was recorded as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices. During 2013, regulatory expenses of $13.4 million were incurred related to the then-pending regulatory investigation by the California Attorney General. Refer to Note 5 to the consolidated financial statements for further discussion of this regulatory investigation.
Other operating income, net
Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating income, net is as follows:

	Three Months Ended September 30,
(In Thousands)	2014	2013
Gains on sales of stores and delivery vehicles	$(90)	$(1,041)
(Gains) losses on asset dispositions and assets held for sale	(107)	3
Other operating income, net	$(197)	$(1,038)
Other operating income, net included $699,000 related to gains on sales of stores from the sale of two Aaron’s Sales & Lease Ownership stores during the three months ended September 30, 2013.
Operating Profit
Interest income. Interest income decreased to $634,000 during the three months ended September 30, 2014 compared with $719,000 for the comparable period in 2013.
Interest expense. Interest expense increased $4.7 million to $6.2 million for the three months ended September 30, 2014 from $1.5 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating (expense) income, net were foreign exchange transaction losses of $1.5 million and gains of $1.5 million during the three months ended September 30, 2014 and 2013, respectively. Changes in the cash surrender value of Company-owned life insurance were not significant during the three months ended September 30, 2014 and resulted in gains of $502,000 during the three months ended September 30, 2013.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
			2014 vs. 2013
(In Thousands)	2014	2013	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$21,415	$34,521	$(13,106)	(38.0)%
Progressive	1,689	—	1,689	nmf
HomeSmart	(986)	(1,480)	494	33.4
Franchise	12,542	13,084	(542)	(4.1)
Manufacturing	(17)	22	(39)	(177.3)
Other	(23,945)	(19,292)	(4,653)	(24.1)
Earnings Before Income Taxes for Reportable Segments	10,698	26,855	(16,157)	(60.2)
Elimination of Intersegment Profit	22	(5)	27	540.0
Cash to Accrual and Other Adjustments	2,479	2,570	(91)	(3.5)
Total	$13,199	$29,420	$(16,221)	(55.1)%

nmf - Calculation is not meaningful
Earnings before income taxes for the three months ended September 30, 2014 were impacted by $9.1 million in charges related to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General. The retirement charges and regulatory income have been included in Other segment results. In addition, earnings before income taxes for the three months ended September 30, 2014 included $6.9 million in charges related to the closure of 44 Company-operated stores, of which $2.6 million has been included in the Sales and Lease Ownership segment results and $4.3 million has been included in Other segment results.
Earnings before income taxes for the three months ended September 30, 2013 were impacted by $13.4 million in regulatory expense related to the then-pending California regulatory investigation which has been included in Other segment results.
Income Tax Expense
Income tax expense decreased $4.4 million to $3.9 million for the three months ended September 30, 2014, compared to $8.3 million for the comparable period in 2013, representing a 52.9% decrease. The effective tax rate increased to 29.6% for the third quarter of 2014 from 28.2% for the third quarter of 2013 primarily as a result of decreased tax benefits related to the Company's furniture manufacturing operations and the loss of federal credits that have not been renewed by Congress.
Net Earnings
Net earnings decreased $11.8 million to $9.3 million during the three months ended September 30, 2014 from $21.1 million during the three months ended September 30, 2013, representing a 56.0% decrease. As a percentage of total revenues, net earnings were 1.3% and 3.9% in 2014 and 2013, respectively.

Results of Operations – Nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Lease Revenues and Fees	$1,625,931	$1,330,526	$295,405	22.2%
Retail Sales	31,023	32,618	(1,595)	(4.9)
Non-Retail Sales	254,021	262,152	(8,131)	(3.1)
Franchise Royalties and Fees	50,147	51,564	(1,417)	(2.7)
Other	4,375	3,919	456	11.6
	1,965,497	1,680,779	284,718	16.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	661,446	475,900	185,546	39.0
Retail Cost of Sales	19,900	19,295	605	3.1
Non-Retail Cost of Sales	230,537	238,335	(7,798)	(3.3)
Operating Expenses	918,129	759,541	158,588	20.9
Financial Advisory and Legal Costs	13,661	—	13,661	nmf
Restructuring Expenses	9,140	—	9,140	nmf
Retirement and Vacation Charges	9,094	4,917	4,177	nmf
Progressive-Related Transaction Costs	6,638	—	6,638	nmf
Regulatory (Income) Expenses	(1,200)	28,400	(29,600)	nmf
Other Operating (Income) Expense, Net	(869)	1,218	(2,087)	(171.3)
	1,866,476	1,527,606	338,870	22.2
OPERATING PROFIT	99,021	153,173	(54,152)	(35.4)
Interest Income	2,461	2,241	220	9.8
Interest Expense	(13,174)	(4,516)	8,658	191.7
Other Non-Operating (Expense) Income, Net	(837)	(49)	788	nmf
EARNINGS BEFORE INCOME TAXES	87,471	150,849	(63,378)	(42.0)
INCOME TAXES	31,332	52,857	(21,525)	(40.7)
NET EARNINGS	$56,139	$97,992	$(41,853)	(42.7)%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2014	2013	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,525,100	$1,554,422	$(29,322)	(1.9)%
Progressive[2]	328,705	—	328,705	nmf
HomeSmart[1]	48,598	47,623	975	2.0
Franchise[3]	50,147	51,564	(1,417)	(2.7)
Manufacturing	75,692	78,622	(2,930)	(3.7)
Other	2,626	16,643	(14,017)	(84.2)
Revenues of Reportable Segments	2,030,868	1,748,874	281,994	16.1
Elimination of Intersegment Revenues	(74,375)	(76,427)	2,052	2.7
Cash to Accrual Adjustments	9,004	8,332	672	8.1
Total Revenues from External Customers	$1,965,497	$1,680,779	$284,718	16.9%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $29.3 million to $1.525 billion primarily due to a $23.2 million decrease in lease revenues and fees and a $7.3 million decrease in non-retail sales, partially offset by a $443,000 increase in retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.7% decrease in same store revenues, which more than offset the impact of 44 net additions of Company-operated stores during the 24-month period ended September 30, 2014.
Progressive. Progressive segment revenues were $328.7 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $975,000 to $48.6 million primarily due to a 1.9% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a .2% increase in same store revenues and the impact of net additions of four Company-operated stores during the 24-month period ended September 30, 2014.
Franchise. Franchise segment revenues decreased $1.4 million to $50.1 million due to a 2.9% decrease in same store revenues of existing franchised stores, which more than offset the impact of net additions of 61 franchised stores during the 24-month period ended September 30, 2014.
Other. Revenues in the Other segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Cost and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $185.5 million, or 39.0%, to $661.4 million during the nine months ended September 30, 2014, from $475.9 million during the comparable period in 2013. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 and 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 40.7% from 35.8% in the prior year primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales increased $605,000, or 3.1%, to $19.9 million during the nine months ended September 30, 2014, from $19.3 million for the comparable period in 2013, and as a percentage of retail sales, increased to 64.1% from 59.2% due to increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales decreased $7.8 million, or 3.3%, to $230.5 million during the nine months ended September 30, 2014, from $238.3 million for the comparable period in 2013, and as a percentage of non-retail sales, decreased to 90.8% in 2014 from 90.9% in 2013.
Operating expenses. Operating expenses increased $158.6 million, or 20.9%, to $918.1 million during the nine months ended September 30, 2014, from $759.5 million for the comparable period in 2013 due, in part, to the consolidation of Progressive's results of operations from the April 14, 2014 acquisition date. As a percentage of total revenues, operating expenses increased to 46.7% in 2014 from 45.2% in 2013 primarily as a result of increased personnel and advertising costs, as well as the acquisition of Progressive in April 2014.
Financial advisory and legal costs. Financial advisory and legal costs of $13.7 million were incurred during the nine months ended September 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores, restructuring charges of $9.1 million were incurred during the nine months ended September 30, 2014. The restructuring was completed during the third quarter of 2014 and total restructuring charges were principally comprised of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement and vacation charges. Retirement charges of $9.1 million were incurred during the nine months ended September 30, 2014 due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer in 2014. Retirement and vacation charges during the nine months ended September 30, 2013 were $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies in 2013.
Progressive-related transaction costs. Financial advisory and legal fees of $6.6 million were incurred during the nine months ended September 30, 2014 in connection with the April 14, 2014 acquisition of Progressive.
Regulatory (income) expenses. Regulatory income of $1.2 million in 2014 was recorded as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices. During 2013, regulatory expenses of $28.4 million were incurred related to the then-pending regulatory investigation by the California Attorney General. Refer to Note 5 to the consolidated financial statements for further discussion of this regulatory investigation.
Other operating (income) expense, net
Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating (income) expense, net is as follows:

	Nine Months Ended September 30,
(In Thousands)	2014	2013
Gains on sales of stores and delivery vehicles	$(2,140)	$(2,182)
Losses on asset dispositions and assets held for sale	1,271	3,400
Other operating (income) expense, net	$(869)	$1,218
During the nine months ended September 30, 2014, other operating (income) expense, net included $838,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014 and $463,000 related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion. In addition, the Company recognized gains of $1.5 million from the sale of five Aaron’s Sales & Lease Ownership stores during the nine months ended September 30, 2014.
During the nine months ended September 30, 2013, other operating (income) expense, net included $3.0 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion and gains of $826,000 primarily related to the sale of two Aaron’s Sales & Lease Ownership stores.
Operating Profit
Interest income. Interest income increased to $2.5 million during the nine months ended September 30, 2014 compared with $2.2 million for the comparable period in 2013.

Interest expense. Interest expense increased $8.7 million to $13.2 million for the nine months ended September 30, 2014 from $4.5 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating expense, net were foreign exchange transaction losses of $1.0 million during each of the nine months ended September 30, 2014 and 2013. Gains related to the changes in the cash surrender value of Company-owned life insurance were not significant during the nine months ended September 30, 2014 and resulted in gains of $924,000 during the nine months ended September 30, 2013.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
			2014 vs. 2013
(In Thousands)	2014	2013	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$109,166	$145,795	$(36,629)	(25.1)%
Progressive	1,366	—	1,366	nmf
HomeSmart	(1,717)	(2,468)	751	30.4
Franchise	38,173	40,841	(2,668)	(6.5)
Manufacturing	441	67	374	558.2
Other	(62,419)	(50,037)	(12,382)	(24.7)
Earnings Before Income Taxes for Reportable Segments	85,010	134,198	(49,188)	(36.7)
Elimination of Intersegment Profit	(405)	(55)	(350)	(636.4)
Cash to Accrual and Other Adjustments	2,866	16,706	(13,840)	(82.8)
Total	$87,471	$150,849	$(63,378)	(42.0)%

nmf - Calculation is not meaningful
Earnings before income taxes for the nine months ended September 30, 2014 were impacted by $13.7 million in financial advisory and legal costs related to addressing now-resolved strategic matters, $9.1 million due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General, all of which have been included in Other segment results. In addition, earnings before income taxes for the nine months ended September 30, 2014 included $9.1 million in charges related to the closure of 44 Company-owned stores, of which $4.8 million has been included in the Sales and Lease Ownership segment results and $4.3 million has been included in Other segment results.
Earnings before income taxes for the nine months ended September 30, 2013 were impacted by $28.4 million in regulatory expenses related to the then-pending California regulatory investigation and charges of $4.9 million due to the retirement of the Company's Chief Operating Officer and a change in the Company's vacation policies, all of which have been included in Other segment results.
Income Tax Expense
Income tax expense decreased $21.5 million to $31.3 million for the nine months ended September 30, 2014, compared to $52.9 million for the comparable period in 2013, representing a 40.7% decrease. The effective tax rate increased to 35.8% for the nine months ended September 30, 2014 from 35.0% for the nine months ended September 30, 2013 primarily as a result of decreased tax benefits related to the Company's furniture manufacturing operations and the loss of federal credits that have not been renewed by Congress.
Net Earnings
Net earnings decreased $41.9 million to $56.1 million during the nine months ended September 30, 2014 from $98.0 million during the nine months ended September 30, 2013, representing a 42.7% decrease. As a percentage of total revenues, net earnings were 2.9% and 5.8% in 2014 and 2013, respectively.

Overview of Financial Position
The Company’s consolidated balance sheet as of September 30, 2014 includes the impact of Progressive, which was acquired on April 14, 2014. The major changes in the consolidated balance sheet from December 31, 2013 to September 30, 2014, substantially all of which are the result of this significant acquisition, are as follows:

•
Cash and cash equivalents decreased $220.7 million due primarily to the Company's use of approximately $179.6 million in cash on hand to partially finance the $700.0 million Progressive acquisition. Refer to “Liquidity and Capital Resources” below and Note 2 to the consolidated financial statements for further details regarding this transaction.

•	Investments decreased $90.7 million due to the sale of the Company's corporate bonds as a result of the Progressive acquisition.

•	Lease merchandise increased $166.7 million due primarily to the consolidation of Progressive's lease merchandise of $187.7 million as of September 30, 2014.

•
Goodwill increased $276.3 million due primarily to the addition of estimated Progressive-related goodwill of $276.5 million. Refer to Note 2 to the consolidated financial statements for further details regarding the acquisition accounting of this transaction.

•
Other intangible assets increased $310.5 million due primarily to recording the estimated fair value of identifiable Progressive-related intangible assets of $333.0 million. Refer to Note 2 to the consolidated financial statements for further details regarding the acquisition accounting of this transaction.

•
Debt increased $414.5 million due primarily to additional debt financing incurred to partially finance the $700.0 million Progressive acquisition. In connection with the acquisition, the Company incurred $491.3 million in additional debt, comprised of $300.0 million in senior unsecured notes, $126.3 million in term loans and $65.0 million in revolving credit facility borrowings. The Company used proceeds from the sale of corporate bonds to reduce the Progressive acquisition-related debt. Refer to “Liquidity and Capital Resources” below and Note 4 to the consolidated financial statements for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the nine months ended September 30, 2014 and 2013, cash used in operating activities was $10.9 million and cash provided by operating activities was $244.5 million, respectively. The $255.4 million decrease in operating cash flows during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due primarily to lower pretax earnings, a $95.4 million increase in lease merchandise, net of the effects of acquisitions, and the effects of the Tax Relief, Unemployment Reauthorization, and Job Creation Act of 2010 (the “2010 TRA”) and the American Taxpayer Relief Act of 2012 (the “2012 TRA”) (collectively, the “Tax Acts”).
The 2012 TRA, enacted on January 2, 2013, extended “bonus” depreciation on eligible inventory (including the Company's lease merchandise) held during 2012 and 2013. In 2012, the Company made payments based on enacted law, resulting in an overpayment when the 2012 TRA was signed and, consequently, higher-than-expected operating cash flows in the nine months ended September 30, 2013. Additionally, due to the provisions of the Tax Acts, the Company is making increased tax payments as a result of the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. Refer to the “Commitments” section below for additional information regarding the impact of the Tax Acts.

Purchases of sales and lease ownership stores have a positive impact on our operating cash flows. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $141.8 million during the nine months ended September 30, 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition. During the nine months ended September 30, 2013, investing activities included the impact of $3.7 million of lease merchandise purchased in acquisitions.

Sales of Company-operated stores are an additional source of investing cash flows. Proceeds from such sales were $15.8 million during the nine months ended September 30, 2014 and included cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. Proceeds from the sales of Company-operated stores were $2.2 million during the nine months ended September 30, 2013. The amount of lease merchandise sold in these sales and shown under investing activities was $2.7 million and $882,000 during the nine months ended September 30, 2014 and September 30, 2013, respectively.

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
Debt Financing
In connection with the Company's acquisition of Progressive on April 14, 2014, the Company amended and restated its revolving credit agreement, amended certain other financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 4 to the consolidated financial statements.
As of September 30, 2014, $123.1 million and $18.4 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 13, 2017 and the total available credit on the facility as of September 30, 2014 was $181.6 million.
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
As of September 30, 2014, the Company had outstanding $100.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that we maintain ratios of: (i) EBITDA plus lease expense to fixed charges of no less than 2:1; and (ii) total debt to EBITDA of no greater than 3:1 (“EBITDA” in each case means consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation) and amortization expense and other non-cash charges). If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at September 30, 2014 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our board of directors. As described in more detail in Note 1 to the consolidated financial statements, in December 2013, the Company paid $125.0 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 shares of common stock. As of September 30, 2014, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 27 consecutive years. At its November 2013 meeting, our board of directors increased the quarterly dividend by 23.5%, raising it to $.021 per share from $.017 per share. Aggregate dividend payments for the nine months ended September 30, 2014 were $6.2 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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

Commitments
Income Taxes. During the nine months ended September 30, 2014, we made $149.4 million in federal and state income tax payments. Within the next three months, we anticipate that we will make cash payments for federal and state income taxes of approximately $22.1 million.
The 2010 TRA allowed for a deduction of 100% of the adjusted basis of qualified property (including our lease merchandise) for assets placed in service after September 8, 2010 and before December 31, 2011. The ability to deduct more of the adjusted basis of qualified property earlier than would normally be the case is referred to as “bonus” depreciation, and is intended to encourage businesses to make capital expenditures. The 2012 TRA extended bonus depreciation of 50% through the end of 2013. Accordingly, our cash flow in prior years benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In 2014 and future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2013 and prior periods. We estimate that at December 31, 2013, the remaining tax deferral associated with the Tax Acts described above was approximately $134.0 million, of which approximately 65% is expected to reverse in 2014 and most of the remainder during 2015 and 2016.
Leases. We lease warehouse and retail store space for most of our operations under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease transportation and computer equipment under operating leases expiring during the next five years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2014 are shown in the table below under “Contractual Obligations and Commitments.”
As of September 30, 2014, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are five current officers (of which four are current executive officers) and six former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from the Company in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC leases back these properties to the Company for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $728,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our current franchise loan agreement has a maturity date of December 11, 2014. On April 14, 2014, in connection with the Progressive acquisition, the Company entered into a third amended and restated loan facility agreement and guaranty. Pursuant to this facility, subject to certain terms and conditions, the Company’s franchisees can borrow funds guaranteed by the Company. The amendment to the franchise loan facility reduces the maximum commitment available under the franchisee loan facility from $200.0 million to $175.0 million and makes certain changes to conform to the Company's other debt financing agreements in connection with the Progressive acquisition, as discussed in further detail in Note 5 to the consolidated financial statements.

At September 30, 2014, the portion that we might be obligated to repay in the event franchisees defaulted was $94.1 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the approximate amounts of our contractual obligations, including interest, and commitments to make future payments as of September 30, 2014:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$544,748	$56,029	$138,500	$230,219	$120,000
Capital Leases	12,489	2,551	5,357	3,052	1,529
Interest Obligations	86,698	22,131	37,521	20,047	6,999
Operating Leases	507,810	112,704	166,621	100,905	127,580
Purchase Obligations	19,254	17,842	1,412	—	—
Retirement Obligations	9,809	4,777	4,967	26	39
Regulatory Obligations	27,200	21,350	5,850	—	—
Total Contractual Cash Obligations	$1,208,008	$237,384	$360,228	$354,249	$256,147
The following table shows the approximate amounts of our commercial commitments as of September 30, 2014:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$94,072	$94,072	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the year ended December 31, 2012, the Chief Operating Officer during the year ended December 31, 2013 and both the Chief Executive Officer and the Chief Operating Officer during the nine months ended September 30, 2014.
Regulatory obligations represent future payments associated with the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices.
Deferred income tax liabilities as of September 30, 2014 were $183.9 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the Progressive acquisition in April 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 4 to the consolidated financial statements.
As of September 30, 2014, we had $400.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.55%. Amounts outstanding under our revolving credit agreement as of September 30, 2014 consisted of $123.1 million in term loans and $18.4 million of revolving credit balances. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on our overall interest rate exposure at September 30, 2014, a hypothetical 1.0% increase or decrease in interest rates would not be material.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on management’s evaluation, the interim CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceedings contain an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 5 to the consolidated financial statements under the heading “Legal Proceedings,” which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company’s 2013 Annual Report includes a detailed discussion of the Company’s “risk factors” (most of which risks are equally applicable to our new Progressive segment), and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 include updates to those risk factors. The information below amends, updates and should be read in conjunction with the risk factors disclosed in the 2013 Annual Report and previous Quarterly Reports.

Aaron’s incurred significant new indebtedness in connection with the Progressive acquisition. This substantial new indebtedness, including the restrictive and financial covenants contained in the related agreements, could adversely affect the Company’s financial position and its ability to obtain financing in the future, and could limit its flexibility to react to changes in its business.

Aaron’s incurred approximately $491 million in new indebtedness-under privately placed senior notes, term loans and its revolving credit facility-to finance a portion of the purchase price of Progressive and related fees and expenses. Prior to the Progressive acquisition, the Company had relatively little debt and significant cash balances.

Because of this significant new indebtedness:

•
the Company’s ability to obtain additional financing for working capital, capital expenditures, other acquisitions, debt service requirements or general corporate purposes, and its ability to satisfy its obligations with respect to its indebtedness, may be impaired in the future;

•
a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to it for other purposes;

•	the Company may be at a disadvantage compared to any competitors with less debt, or comparable debt at more favorable interest rates; and

•
the Company’s flexibility to adjust to changing market conditions and its ability to withstand competitive pressures could be limited, and it may be more vulnerable to a downturn in general economic conditions or its business, or be unable to carry out capital spending that is necessary or important to its strategy.

Furthermore, the Company’s various debt instruments contain restrictive and financial covenants that limit its activities. The financial covenants include requirements that the Company maintain specified ratios at the end of each fiscal quarter, calculated on a consolidated basis for the Company and its consolidated subsidiaries, of EBITDA plus lease expense to fixed charges and total debt to EBITDA. Refer to “Management’s Discussion and Analysis of Financial Condition-Liquidity and Capital Resources” for further information on the financial covenants.

The Company is also subject to various restrictive covenants that, among other things, limit its ability to:

•	incur additional indebtedness;

•	pledge collateral to secure indebtedness;

•	make certain investments or extend certain loans;

•	declare or make certain dividends or other payments; or

•	sell assets, or sell and leaseback assets.

These limitations on Aaron’s activities could limit its flexibility to react to future business changes.

If the Company fails to comply with the covenants in its debt instruments, subject to any applicable grace periods, it will be in default under those agreements, and in such case the applicable lenders may accelerate the maturity date of all outstanding amounts and exercise other remedies available to them. Furthermore, the debt instruments generally contain cross-default provisions with respect to payment defaults and cross-acceleration provisions with respect to non-payment defaults (in each case with respect to certain specified other material indebtedness) that could result in all debt facilities being in default if there is a payment default under any other facility, or the maturity date of any other facility has been accelerated as a result of any non-payment default.

Although the Company was in compliance with all of its debt covenants at September 30, 2014, there can be no guarantee that changing business conditions will not make those covenants more onerous to operate under than is presently the case, or that the Company will be able to maintain compliance with them in the event of adverse business, economic or market events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
July 1, 2014 through July 31, 2014	—	$—	—	10,496,421
August 1, 2014 through August 31, 2014	—	—	—	10,496,421
September 1, 2014 through September 30, 2014	4,169	—	—	10,496,421
Total	4,169		—

1 The total number of shares purchased includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, zero shares and 4,169 shares for the fiscal months of July, August and September 2014, respectively.
2 Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).
3 As of September 30, 2014, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company's Board of Directors and publicly announced from time-to-time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1
Waiver and Release Agreement between Aaron's, Inc. and David L. Buck, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2014).

31.1*	Certification of interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Earnings for the nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	November 4, 2014	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
interim Chief Executive Officer, Executive Vice President and Chief Financial Officer

Date:	November 4, 2014	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller