Form 10-K
period 2014-12-31
AARON'S INC
filed 2015-03-02
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was $2,298,400,890 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 26, 2015, there were 72,530,152 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by Aaron’s, Inc. (the “Company” or “Aaron's”) about future events and expectations, including statements in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not statements of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to management.
Generally, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “project,” “would,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand, litigation and regulatory proceedings and those factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
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
General Development of Business
Established in 1955 and incorporated in 1962 as a Georgia corporation, Aaron’s, Inc., is a leading specialty retailer of furniture, consumer electronics, computers, appliances and household accessories. Our store-based operations engage in the lease ownership and retail sale of a wide variety of products such as flat-screen televisions, computers, tablets, living room, dining room and bedroom furniture, mattresses, washers, dryers and refrigerators. Our stores carry well-known brands such as Samsung®, Frigidaire®, Hewlett-Packard®, LG®, Maytag®, Simmons®, Philips®, RCA®, JVC®, Sharp® and Magnavox®.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Through our Progressive business, we offer lease-purchase solutions to the customers of traditional retailers, primarily in the furniture, mattress, mobile phone, consumer electronics, appliance and household accessory industries. Progressive has no stores of its own but provides lease-purchase solutions through over 15,000 retail partner locations in 46 states.
As of December 31, 2014, we had 2,108 stores, comprised of 1,326 Company-operated stores in 28 states and the District of Columbia and 782 independently-owned franchised stores in 47 states and Canada. Included in the Company-operated store counts above are 1,243 Aaron’s Sales & Lease Ownership stores and 83 HomeSmart stores, our weekly pay sales and lease ownership concept. In January of 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
We own or have rights to various trademarks and trade names used in our business including Aaron’s, Aaron’s Sales & Lease Ownership and Woodhaven Furniture Industries. We intend to file for additional trade name and trademark protection when appropriate.
Like many industries, the rent-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our business. We also believe the rent-to-own industry has suffered in recent periods due to economic challenges faced by our traditional rent-to-own customers. Accordingly, during 2014 we undertook a comprehensive review of our traditional rent-to-own (“core”) business in order to position us to succeed over the long-term. As a result, we have implemented a strategic plan focused on our core business as follows:

•
Emphasizing same store revenue growth for our core portfolio through improved execution, optimization of merchandising and pricing and an enhanced go-to-market strategy - Same store revenues (revenues earned in stores open for the entirety of the measured periods) from our Company-operated sales and lease ownership stores resulted in a decline of 2.8% in 2014 and growth of .9% and 5.1% in 2013 and 2012, respectively. We calculate same store revenue by comparing revenues from comparable periods for all stores open during the entirety of those periods, excluding stores that received lease agreements from other acquired, closed or merged stores.

•
Enhancing and growing our online platform, as well as extending our assortment with online-only offerings - We believe the re-launch of Aarons.com represents an opportunity to provide a unique offering in the lease-to-own industry. We are focused on providing customers a seamless, direct-to-door platform through which to shop across our entire product offering.

•
Driving cost efficiency to recapture margin, including through selling, general and administrative cost savings and rationalizing underperforming stores - During 2014, we undertook a rigorous evaluation of the Company-operated store portfolio which, along with other cost-reduction initiatives, resulted in the closure of 44 underperforming stores and the realignment of home office and field support.

•
Moderating new Company-operated store growth to result in no net store growth after store closings - We open sales and lease ownership stores in existing and select new geographic markets. When opportune, we explore acquisitions of other rent-to-own operations and select franchised stores and, when attractive, we also seek to convert the stores of existing independent operators to Aaron's Sales & Lease Ownership franchised stores. Additional stores help us realize economies of scale in purchasing, marketing and distribution. Since the beginning of 2010, we have added a net of 244 Company-operated sales and lease ownership stores. We expect in the near term a small number of Company-operated store openings in strategic markets, which are expected to result in no net growth after the anticipated closures of underperforming stores.

•
Strengthening and growing the franchise store base - We believe that our franchise program allows for strategic growth and increased brand exposure in new markets. In addition, the combination of Company-operated and franchised stores creates a larger store base that generally enhances the economies of scale in purchasing, distribution, manufacturing and advertising. Franchise fees and royalties represent an important source of revenues for us. We have added a net of 185 franchised stores since the beginning of 2010.

Business Segments
As of December 31, 2014, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company’s consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
All of our Company-operated stores are located in the United States. Our franchise operations are located in the United States and Canada. Additional information on our five reportable segments may be found in (i) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Sales & Lease Ownership
Our Aaron's Sales & Lease Ownership operation was established in 1987 and employs a monthly payment model to provide durable household goods to lower to middle income consumers. Its customer base is comprised primarily of consumers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron’s Sales & Lease Ownership division take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.
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
The typical Aaron’s Sales & Lease Ownership store layout is a combination showroom and warehouse comprising 6,000 to 8,000 square feet, with an average of approximately 7,200 square feet. In addition, we are testing a smaller concept in urban markets comprising 4,500 to 5,000 square feet. We select locations for new Aaron’s Sales & Lease Ownership stores by focusing on neighborhood shopping centers with good access that are located in established working class communities. In addition to inline space, we also lease and own several free standing buildings in certain markets. We typically locate the stores in centers with retailers who have similar customer demographics.
Each Aaron’s Sales & Lease Ownership store usually maintains at least two trucks and crews for pickups and deliveries. We generally offer same or next day delivery for addresses located within approximately ten miles of the store. Our stores provide a broad selection of brand name electronics, computers, appliances and furniture, including furniture manufactured by our Woodhaven Furniture Industries division.
We believe that our Aaron’s Sales & Lease Ownership stores offer prices that are lower than the prices for similar items offered by traditional rent-to-own operators, and substantially equivalent to the “all-in” contract price of similar items offered by retailers who finance merchandise. Approximately 96% of our Aaron's Sales & Lease Ownership agreements have monthly terms and the remaining 4% are semi-monthly. By comparison, weekly agreements are the industry standard. In addition, we believe our agreements generally provide for a shorter time to customer ownership of the merchandise.
We may re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We may also offer up-front purchase options at prices we believe are competitive with traditional retailers. At December 31, 2014, we had 1,243 Company-operated Aaron’s Sales & Lease Ownership stores in 28 states and the District of Columbia.

Progressive
Established in 1999, Progressive is the leader in the expanding virtual lease-to-own market. Progressive partners with retailers, primarily in the furniture, mattress, mobile phone, consumer electronics, appliance and household accessory industries, to offer a lease-purchase option for customers to acquire goods they might not otherwise have been able to obtain. We serve customers who are credit challenged and are therefore unlikely to have access to traditional credit-based financing options. We offer a technology-based application and approval process that does not require Progressive employees to be staffed in a store. Once a customer is approved, Progressive purchases the merchandise from the retailer and enters into a lease-to-own agreement with the customer. The contract provides early-buyout options or ownership after a contractual number of renewals. Progressive is headquartered in South Jordan, Utah, and has an additional call center located in Glendale, Arizona. Progressive has retail partners in 46 states and operates under state-specific regulations in those states.
HomeSmart
Our HomeSmart division began operations in 2010 and was developed to serve customers who prefer the flexibility of weekly payments and renewals. The consumer goods we provide in our HomeSmart division are substantially similar to those available in our Aaron’s Sales & Lease Ownership stores.
The typical HomeSmart store layout is a combination showroom and warehouse of 4,000 to 6,000 square feet, with an average of approximately 5,000 square feet. Store site selection, delivery capabilities and lease merchandise product mix are generally similar to those described above for our Aaron’s Sales & Lease Ownership stores.
We believe that our HomeSmart stores offer prices that are lower than the prices for similar items offered by traditional rent-to-own operators. Approximately 69% of our HomeSmart agreements have weekly terms, 4% are semi-monthly and the remaining 27% are monthly. We may also offer an up-front purchase option at prices we believe are competitive with traditional retailers. At December 31, 2014, we had 83 Company-operated HomeSmart stores in 11 states.
Franchise
We franchise our Aaron’s Sales & Lease Ownership and HomeSmart stores in markets where we have no immediate plans to enter. Our franchise program adds value to our Company by allowing us to (i) recognize additional revenues from franchise fees and royalties, (ii) strategically grow without incurring direct capital or other expenses, (iii) lower our average costs of purchasing, manufacturing and advertising through economies of scale and (iv) increase consumer recognition of our brands.
Franchisees are approved on the basis of the applicant’s business background and financial resources. We enter into agreements with our franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we receive a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 5% or 6% of the weekly cash collections from their franchised stores. Most franchisees are involved in the day-to-day operations of their stores.
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
Qualifying franchisees may take part in a financing arrangement we have established with several financial institutions to assist the franchisee in establishing and operating their store(s). Although an inventory financing plan is the primary component of the financing program, we have also arranged, in certain circumstances, for the franchisee to receive a revolving credit line, allowing them to expand operations. We provide guarantees for amounts outstanding under this franchise financing program.
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
Our internal audit department conducts annual financial reviews of each franchisee, as well as annual operational audits of each franchised store. In addition, our proprietary management information system links each Company and franchised store to our corporate headquarters.

Manufacturing
Woodhaven Furniture Industries, our manufacturing division, was established in 1982, and we believe it makes us the only major furniture lease company in the United States that manufactures its own furniture. Integrated manufacturing enables us to control critical features such as quality, cost, delivery, styling, durability and quantity of our furniture products, and we believe this provides an integration advantage over our competitors. Substantially all produced items are leased or sold through Company-operated or franchised stores.
Our Woodhaven Furniture Industries division produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe result in reduced production costs, enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced number of parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable and soil-resistant fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned.
The division consists of five furniture manufacturing plants and nine bedding manufacturing facilities aggregating approximately 818,000 square feet of manufacturing capacity.
Aaron's Office Furniture
Prior to 2010, we operated Aaron’s Office Furniture stores which rented and sold new and rental return merchandise to individuals and businesses. Its focus was leasing office furniture to business customers. In June 2010, we made the strategic decision to wind down the operations of the remaining Aaron’s Office Furniture stores, and the last remaining store was sold in August 2012. We did not incur significant charges in 2014, 2013 or 2012 related to winding down this division.
Operations
Operating Strategy
Our operating strategy is based on distinguishing our brand from those of our competitors along with maximizing our operational efficiencies. We implement this strategy for our store-based operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally, (ii) offering high levels of customer service, (iii) promoting our vendors and Aaron’s brand names, (iv) managing merchandise through our manufacturing and distribution capabilities and (v) utilizing proprietary management information systems.
We believe that the success of our store-based operations is attributable to our distinctive approach to the business that distinguishes us from both our rent-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from our competitors. These include (i) offering lease ownership agreements that result in a lower “all-in” price, (ii) maintaining larger and more attractive store showrooms, (iii) offering a wider selection of higher-quality merchandise and (iv) providing an up-front cash and carry purchase option on select merchandise at prices competitive with traditional retailers. Many of our sales and lease ownership customers make their payments in person and we use these frequent visits to strengthen the customer relationship.
Furthermore, our Progressive operating strategy is based on providing excellent service to both our retail partners and customers along with the continued development of technology-based solutions. This allows us to increase our retail partner’s sales, drive demand for our service, and scale in an efficient manner. We believe our ability to service a retailer with limited labor costs allows us to maintain a cost of ownership lower than that of other options available to our customers.
Store-Based Operations
Our Aaron’s Sales & Lease Ownership division has 12 divisional vice presidents who are responsible for the overall performance of their respective divisions. HomeSmart has one senior vice president and two directors responsible for that division’s performance. Each division is subdivided into geographic groupings of stores overseen by a total of 156 Aaron’s Sales & Lease Ownership regional managers and 14 HomeSmart regional managers.

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
Lease Agreement Approval, Renewal and Collection
One of the factors in the success of our store-based operations is timely cash collections, which are monitored by store managers. Customers are contacted within a few days of their lease payment due dates to encourage them to keep their agreement current rather than returning the merchandise. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each payment is considered a renewal of the agreement rather than a collection of a receivable.
We generally perform no formal credit check with third party service providers with respect to store-based sales and lease ownership customers. We do, however, verify employment or other reliable sources of income and personal references supplied by the customer. All of our agreements for merchandise require payments in advance and the merchandise normally is recovered if a payment is significantly in arrears. We do not extend credit to our customers.
Our Progressive business uses a proprietary underwriting algorithm to determine a customer’s ability to pay, which does not include traditional credit scoring. The transaction is completed through our online portal or through a point of sale integration with our retail partners. Contractual renewal payments are based on a customer’s pay frequency and are typically originated through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our proprietary lease management system. Customers are contacted within a few days of the lease payment due date to encourage them to keep their agreement current rather than return the merchandise. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our South Jordan location, or one of our customer service hubs.
Net Company-wide merchandise shrinkage as a percentage of combined lease revenues was 4.4%, 3.3% and 3.3% in 2014, 2013 and 2012, respectively. We believe that our collection and recovery policies materially comply with applicable law and we discipline any employee we determine to have deviated from such policies.
Customer Service
A critical component of our success in our operations is our commitment to developing good relationships with our customers. Building a relationship with the customer that ensures customer satisfaction is critical because our customers typically have the option of returning the leased merchandise at any time or after a very short initial term. Our goal, therefore, is to develop positive associations about Aaron’s and our products, service, and support in the minds of our customers from the moment they enter our showrooms. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Aarons.com, Progressive's network of over 15,000 retail locations and rapid delivery of leased merchandise, in many cases by same or next day delivery. Our Progressive business offers centralized customer and merchant support through contact centers located in South Jordan, Utah and Glendale, Arizona.
Through Aaron’s Service Plus, customers receive multiple service benefits. These benefits vary according to applicable state law but generally include the 120 days same-as-cash option (90-day cash price option at Progressive), merchandise repair service, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers. Similarly, we believe our strong focus on customer satisfaction at Progressive generates a strong rate of repeat business and long-lasting relationships with our retail partners.

Our emphasis on customer service requires that we develop skilled, effective employees who value our customers and project a genuine desire to serve their needs. To meet this requirement, we have developed the field development program, one of the most comprehensive employee training programs in the industry. Our field development program, called Aaron’s University, is designed to provide a uniform customer service experience without reference to store location or nature of store ownership. The primary focus of the field development program is equipping new associates with the knowledge and skills needed to build strong relationships with our customers. Our learning and development coaches provide live interactive instruction via webinars and by facilitating hands-on training in designated training stores. The program is also complimented with a robust e-learning library. Additionally, Aaron’s has a management development program that offers development for store managers and future store managers. Also, we periodically produce video-based communications on a variety of topics pertinent to store associates regarding current Company initiatives.
Purchasing and Retail Merchant Relationships
For our store-based operations, our product mix is determined by store managers in consultation with regional managers and divisional vice presidents, based on an analysis of customer demands. The following table shows the percentage of the Company’s store-based revenues for the years ended December 31, 2014, 2013 and 2012 attributable to different merchandise categories:

Merchandise Category	2014	2013	2012
Furniture	39%	36%	35%
Electronics	26%	29%	32%
Appliances	24%	22%	20%
Computers	9%	9%	10%
Other	2%	4%	3%
We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. Integrated manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise as well as providing us with a reliable source of products. We have no long-term agreements for the purchase of merchandise.
The following table shows the percentage of Progressive’s revenues for the year ended December 31, 2014 attributable to different retail partner categories:

Retail Partner Category	2014
Furniture	44%
Mattress	24%
Auto	13%
Mobile	12%
Jewelry	4%
Other	3%
During 2014, approximately 27% of the lease merchandise acquired by Progressive and subsequently leased to customers was concentrated in two retail partners.
Distribution for Store-based Operations
Sales and lease ownership operations utilize our 17 fulfillment centers to control merchandise. These centers average approximately 118,000 square feet, giving us approximately 2.0 million square feet of logistical capacity.
We believe that our network of fulfillment centers provides us with a strategic advantage over our competitors. Our distribution system allows us to deliver merchandise promptly to our stores in order to quickly meet customer demand and effectively manage inventory levels. Most of our continental U.S. stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
We realize freight savings from bulk discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks and various contract carriers to make weekly deliveries to individual stores.

Marketing and Advertising
Our marketing for store-based operations targets both current Aaron’s customers and potential customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics by utilizing national broadcast, cable television and radio networks with a combination of brand/image messaging and product/price promotions. Examples of networks are as follows: FOX, TBS, TELEMUNDO, UNIVISION and multiple general market and Hispanic cable networks that target our customer. In addition, we have enhanced our broadcast presence with digital marketing and via social environments such as Facebook and Twitter.
We target new and current customers each month distributing over 29 million, four-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options, and benefits of Aaron’s no-credit-needed lease ownership plans. We implement grand opening marketing initiatives, designed to ensure each new store quickly establishes a strong customer base. We also distribute millions of email and direct mail promotions on an annual basis.
Aaron’s sponsors a motorsports team and event broadcasts at various levels along with select professional and collegiate sports, such as NFL and NBA teams, and SEC and ACC college athletic programs. We also began our 16th year as a sponsor of Michael Waltrip Racing in the NASCAR Sprint Cup Series. From a meager, six-race, part-time sponsorship of Michael Waltrip in the Xfinity Series in 2000, Aaron’s sponsorship and activity in the sport has grown every year. In 2014, we announced a full-time sponsorship of the Michael Waltrip Racing No. 55 with driver Brian Vickers in the NASCAR Sprint Cup Series in the 2014 and 2015 race seasons.
All of our sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that we believe significantly enhance the Company’s brand awareness and customer loyalty.
Our Progressive business executes its marketing strategy in partnership with retailers. This is typically accomplished through in-store signage and marketing material along with the education of retail sales associates.
Competition
The rent-to-own industry is highly competitive. Our largest competitor for store-based operations is Rent-A-Center, Inc. Aaron’s and Rent-A-Center, which are the two largest rent-to-own industry participants, account for approximately 5,300 of the 10,100 rent-to-own stores in the United States, Canada and Mexico. Our stores compete with other national and regional rent-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms.
Although an emerging market, the virtual rent-to-own industry is also competitive. Progressive's largest competitor is Acceptance Now, a division of Rent-A-Center. Other competition is fragmented and includes regional participants.
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

Seasonality
Our revenue mix is moderately seasonal for both our store-based operations and our Progressive business. The first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We tend to experience slower growth in the number of agreements on lease in the third quarter for store-based operations and in the second quarter for our Progressive business when compared to the other quarters of the year. We expect these trends to continue in future periods.
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
We believe our sales and lease ownership model offers the following distinguishing characteristics versus traditional rent-to-own stores:

•	Lower total cost - our agreement terms generally provide a lower cost of ownership to the customer.

•	Wider merchandise selection - we generally offer a larger selection of higher-quality merchandise.

•	Larger store layout - our stores average 7,200 square feet, which is significantly larger than the average size of our largest competitor’s rent-to-own stores.

•
Fewer payments - our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term for the customer to obtain ownership.

•
Flexible payment methods - we offer our customers the opportunity to pay by cash, check, ACH, debit card or credit card. In conventional rent-to-own stores, cash is generally the primary payment medium. Our Aaron’s Sales and Lease Ownership stores currently receive approximately 60% of their payment volume (in dollars) from customers by check, debit card or credit card. For our HomeSmart stores, that percentage is approximately 54%.

We believe our sales and lease ownership model also compares well against traditional retailers in areas such as store size, merchandise selection and the latest product offerings. As technology advances and home furnishings and appliances evolve, we intend to continue to offer our customers the latest product developments at affordable prices.

Unlike transactions with traditional retailers, where the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period. Our sales and lease ownership stores offer an up-front “cash and carry” purchase option and a 120 day same-as-cash option on most merchandise at prices that are competitive with traditional retailers. In addition, our Progressive business provides a 90 day cash price option on lease-purchase solutions offered through traditional retailers.
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
Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores, as well as states in which merchant partners of our Progressive business maintain operations. Most state lease purchase laws require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed, and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the “cost-of-rental” amount that rent-to-own companies may charge on rent-to-own transactions, generally defining “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws in those states where we use a lease purchase form of agreement. At the present time, no federal law specifically regulates the rent-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.
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
Our sales and lease ownership franchise program is subject to Federal Trade Commission, or FTC, regulation and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise disclosure document with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.

Supply Chain Diligence and Transparency
Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries (“DRC”). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten and gold, often referred to as conflict minerals, which originate from mines or smelters in the region. Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Dodd-Frank Act require reporting companies to disclose annually, among other things, whether any such minerals that are necessary to the functionality or production of products they manufactured during the prior calendar year originated in the DRC and, if so, whether the related revenues were used to support the conflict and/or abuses.
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
Employees
At December 31, 2014, the Company had approximately 12,400 employees. None of our employees are covered by a collective bargaining agreement and we believe that our relations with employees are good.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is investor.aarons.com.

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
We are implementing a new strategic plan and there is no guarantee that the new strategic plan will produce results superior to those achieved under the Company’s prior plan.
We have a new strategic plan that, in addition to acquiring Progressive Finance Holdings, LLC (“Progressive”), includes focusing on improving same store revenues in our core stores, rationalizing underperforming stores and developing our online platform.
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
If we cannot integrate our recent acquisition of Progressive successfully, or if we are unable to expand and profitably operate the Progressive business, our business and prospects as a whole could be materially adversely affected.
On April 14, 2014, we completed the acquisition of Progressive, a virtual lease-to-own company, for $700 million. The continuing development of the Progressive business is key to our new strategy. We incurred approximately $491 million in indebtedness to partially finance the acquisition.
The success of the Progressive acquisition will depend significantly on how quickly and efficiently the acquired business is integrated with us. Integration of a substantial business is a challenging, time-consuming and costly process. The continued successful integration of Progressive will continue to require the dedication of significant management resources that may temporarily detract attention from the day-to-day businesses of both Aaron’s and Progressive.
Any disruption in Progressive’s business or changes in its business processes or methods could impede our ability to expand and profitably operate the Progressive business.
Our same store revenues have fluctuated significantly and have declined in recent periods.
Our historical same store revenue growth figures have fluctuated significantly from year to year. For example, we experienced same store revenue declines of 2.8% in 2014 and growth of .9% in 2013. We calculate same store revenue growth by comparing revenues for comparable periods for all stores open during the entirety of those periods. Even though we have achieved significant same store revenue growth in the past and consider it a key indicator of historical performance, our more recent same store revenue growth has not been as robust, and we may not be able to restore same store revenues to historical higher levels in the future. A number of factors have historically affected our same store revenues, including:

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
Opening large numbers of new stores requires significant start-up expenses, and new stores are generally not profitable until their second year of operation. Consequently, opening many stores over a short period can materially decrease our net earnings for a time. During 2014, we estimate that start-up expenses for new stores reduced our net earnings by approximately $7.8 million, or $.11 per diluted share, for our Aaron's Sales & Lease Ownership stores and approximately $648,000 for our HomeSmart stores, which had a $.01 impact on earnings per diluted share. We cannot be certain that we will be able to fully recover these significant costs in the future.
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
If we are unable to compete effectively with the growing e-commerce sector, our business and results of operations may be materially adversely affected.
With the continued expansion of internet use, as well as mobile computing devices and smart phones, competition from the e-commerce sector continues to grow. Certain of our competitors, and a number of e-commerce retailers, have established e-commerce operations against which we compete for customers. It is possible that the increasing competition from the e-commerce sector may reduce our market share, gross margin and operating margin, and may materially adversely affect our business and results of operations in other ways.
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
If we do not maintain the privacy and security of customer, employee, supplier or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information, as well as confidential information about our customers, employees, our suppliers and our Company. We also serve as an information technology provider to our franchisees including storing and processing information related to their customers on our systems. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, whether external or internal, or misuse of employee or customer data, could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or Company information, and result in significant costs, lost sales, fines and lawsuits. Computer hackers may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could adversely impact our business.
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
We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems, such as “bugs,” crashes, operator error or catastrophic events, could seriously impair our ability to operate our business. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.
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

•
Lack of control over, and more product diversity within, its lease merchandise inventory relative to Aaron’s sale and lease ownership business, which can complicate matters such as merchandise repair and disposition of merchandise that is not leased to term;

•
Possibly different regulatory risks than apply to Aaron’s sales and lease ownership business, whether arising from the offer by third party retailers of Progressive’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise;

•	Reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators; and

•
Potential that regulators may target the virtual lease-to-own transaction and/or new regulations or legislation could be adopted that negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners.

These risks could have a material negative effect on Progressive’s business. Moreover, because these risks depart from those normally encountered by Aaron’s sales and lease ownership business, Aaron’s management may not be familiar with all of their dimensions, which could interfere with the smooth integration of Progressive and/or hamper the recognition of synergies. Any of these consequences could result in a material adverse effect on the entire business.
We have incurred significant indebtedness. This substantial indebtedness, including the restrictive and financial covenants contained in the related agreements, could adversely affect the Company’s financial position and its ability to obtain financing in the future, and could limit its flexibility to react to changes in its business.
We have incurred approximately $491 million in new indebtedness under privately placed senior notes, term loans and our revolving credit facility to finance a portion of the purchase price of Progressive and related fees and expenses. Prior to the Progressive acquisition, the Company had relatively little debt and significant cash balances.
Because of this significant indebtedness:

•
our ability to obtain additional financing for working capital, capital expenditures, other acquisitions, debt service requirements or general corporate purposes, and our ability to satisfy our obligations with respect to its indebtedness, may be impaired in the future;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	we may be at a disadvantage compared to any competitors with less debt, or comparable debt at more favorable interest rates; and

•
our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business, or be unable to carry out capital spending that is necessary or important to our strategy.

Furthermore, our various debt instruments contain restrictive and financial covenants that limit our activities. The financial covenants include requirements that we maintain specified ratios at the end of each fiscal quarter, calculated on a consolidated basis for the Company and our consolidated subsidiaries, of EBITDA plus lease expense to fixed charges and total debt to EBITDA. Refer to “Management’s Discussion and Analysis of Financial Condition-Liquidity and Capital Resources” for further information on the financial covenants.
We are also subject to various restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness;

•	pledge collateral to secure indebtedness;

•	make certain investments or extend certain loans;

•	declare or make certain dividends or other payments; or

•	sell assets, or sell and leaseback assets
These limitations on our activities could limit our flexibility to react to future business changes.
If we are unable to integrate other acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, our profitability may decrease.

We frequently acquire other sales and lease ownership businesses. Since the beginning of 2010, we acquired the lease agreements, merchandise and assets of 137 Aaron’s Sales & Lease Ownership stores and 51 HomeSmart stores. If we are unable to successfully integrate businesses we acquire, we may incur substantial cost and delays in increasing our customer base. In addition, our efforts to integrate acquisitions successfully may divert management’s attention from our existing business, which may harm our profitability. The integration of an acquired business may be more difficult when we acquire a business in an unfamiliar market or with a different management philosophy or operating style.
Challenges to our corporate governance could have a negative effect on our business.
We may be subject from time to time to legal and business challenges in the operation of the Company via proxy contests, shareholder proposals, and other such corporate proceedings instituted by activist investors or other entities. Our business could be adversely affected by these proceedings because responding to threatened or actual proxy contests and related matters is time-consuming and can divert the attention of management and employees.
In response to threatened shareholder activism, we may incur advisory, legal fees, administrative and associated costs, and in the event a proxy contest or other event actually ensues, we may incur additional such costs, which may be significant or material. Perceived uncertainties as to our future direction may also adversely affect our employees’ morale and cause our stock price to experience periods of volatility or stagnation.
Furthermore, if, via proxy contest or related proceeding, insurgent director nominees are elected to our board who disagree with our current strategy and direction, it may impede our ability to implement our current strategy and to retain and attract the managers we might otherwise seek to employ to execute it.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive. In the sales and lease ownership market, our competitors include national, regional and local operators of rent-to-own stores, virtual rent-to-own companies and traditional retailers. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets.
In addition, new competitors may emerge or current and potential competitors may establish financial or strategic relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. The occurrence of any of these events could materially adversely impact our business.

Our Progressive business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Progressive product in favor of our competitors which could slow growth in the Progressive business and limit profitability.
If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, we may be required to pay to satisfy these obligations which could have a material adverse effect on our business and financial condition.
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $175.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2014 was $89.8 million.
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
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
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
For example, we must comply with annual disclosure and reporting rules adopted by the SEC pursuant to the Dodd-Frank Act because of certain materials used in products manufactured by our manufacturing division, Woodhaven Furniture Industries. Because our supply chain is complex and we do not source our minerals directly from the original mine or smelter, we incur costs in complying with these disclosure requirements, including for due diligence to determine the source of the subject minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores, as well as states in which our Progressive business has retail partners. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations.
Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the “cost-of-rental” amount that rent-to-own companies may charge on rent-to-own transactions, generally defining “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods.
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

We rely on our retail partners to ensure compliance with applicable regulations in our Progressive business. Lack of adherence to our policies and procedures by these retail partners could cause us not to be compliant with applicable regulatory requirements.
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
We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document, or FDD, including claims based on financial information contained in our FDD. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
Changes to the current law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs’ bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability.
For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. Therefore, any such regulatory action or court decisions could impact our ability or desire to grow our franchised base and have a material adverse effect on our results of operations.
Progressive’s proprietary algorithm used to approve customers could no longer be indicative of our customer’s ability to pay.
We believe Progressive’s proprietary, centralized underwriting process to be a key to the success of the Progressive business. We assume behavior and attributes observed on prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased merchandise return incidence and costs and/or merchandise losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, as well as corporate management and call center space for Progressive’s operations, under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers, warehouses and corporate management and call center facilities:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Manufacturing—Bedding and Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Warehouse—Furniture Parts – Leased	111,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Manufacturing—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Manufacturing—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Manufacturing—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Manufacturing—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Manufacturing—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Manufacturing—Bedding Manufacturing – Leased	20,000
Plainfield, Indiana	Manufacturing—Bedding Manufacturing – Leased	24,000
Cheswick, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	19,000
Auburndale, Florida	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Sales and Lease Ownership—Fulfillment Center – Leased	95,000
Obetz, Ohio	Sales and Lease Ownership—Fulfillment Center – Leased	91,000
Dallas, Texas	Sales and Lease Ownership—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Sales and Lease Ownership—Fulfillment Center – Leased	117,000
Sugarland, Texas	Sales and Lease Ownership—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Sales and Lease Ownership—Fulfillment Center – Leased	214,000
LaVergne, Tennessee	Sales and Lease Ownership—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Sales and Lease Ownership—Fulfillment Center – Leased	89,000
Magnolia, Mississippi	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership—Fulfillment Center – Leased	90,000
Portland, Oregon	Sales and Lease Ownership—Fulfillment Center – Leased	98,000
Rancho Cucamonga, California	Sales and Lease Ownership—Fulfillment Center – Leased	92,000
Westfield, Massachusetts	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Sales and Lease Ownership—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Sales and Lease Ownership—Fulfillment Center – Leased	126,000
Auburndale, Florida	Sales & Lease Ownership—Service Center – Leased	7,000
Belcamp, Maryland	Sales & Lease Ownership—Service Center – Leased	5,000
Cheswick, Pennsylvania	Sales & Lease Ownership—Service Center – Leased	10,000
Fairburn, Georgia	Sales & Lease Ownership—Service Center – Leased	8,000
Grand Prairie, Texas	Sales & Lease Ownership—Service Center – Leased	11,000
Houston, Texas	Sales & Lease Ownership—Service Center – Leased	15,000
Huntersville, North Carolina	Sales & Lease Ownership—Service Center – Leased	10,000
Kansas City, Kansas	Sales & Lease Ownership—Service Center – Leased	8,000
Obetz, Ohio	Sales & Lease Ownership—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Sales & Lease Ownership—Service Center – Leased	10,000
Phoenix, Arizona	Sales & Lease Ownership—Service Center – Leased	6,000
Plainfield, Indiana	Sales & Lease Ownership—Service Center – Leased	6,000
Rancho Cucamong, California	Sales & Lease Ownership—Service Center – Leased	4,000
Ridgeland, Mississippi	Sales & Lease Ownership—Service Center – Leased	10,000
South Madison, Tennessee	Sales & Lease Ownership—Service Center – Leased	4,000
Brooklyn, New York	Sales & Lease Ownership—Warehouse – Leased	32,000
Draper & South Jordan, Utah	Progressive—Call Center/Corporate Management – Leased	226,000
Phoenix, Arizona	Progressive—Call Center/Corporate Management – Leased	52,000
Our executive and administrative offices occupy approximately 69,000 of the 81,000 useable square feet in an 11-story, 105,000 square-foot office building that we own in Atlanta, Georgia. We lease most of the remaining space to third parties under leases with remaining terms averaging three years. We lease a two-story building with approximately 51,000 square feet in Kennesaw, Georgia and a one-story building that includes approximately 44,000 square feet in Marietta, Georgia for additional administrative functions. During 2014, we also secured a lease in Kennesaw, Georgia for approximately 52,000 square feet of a building which we plan to occupy in 2015. We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 8 to the consolidated financial statements under the heading “Legal Proceedings,” which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Effective December 13, 2010, all shares of the Company’s common stock began trading as a single class on the New York Stock Exchange under the ticker symbol “AAN.” The CUSIP number of the Company's common stock is 002535300.
The number of shareholders of record of the Company’s common stock at February 26, 2015 was 205. The closing price for the common stock at February 26, 2015 was $29.67.
The following table shows the range of high and low sales prices per share for the Company’s common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2014
First Quarter	$32.64	$26.18	$.021
Second Quarter	35.82	27.95	.021
Third Quarter	36.74	24.25	.021
Fourth Quarter	31.33	23.25	.023

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2013
First Quarter	$30.90	$26.80	$.017
Second Quarter	29.53	26.92	.017
Third Quarter	30.06	26.43	.017
Fourth Quarter	30.30	26.20	.021
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
Issuer Purchases of Equity Securities
As of December 31, 2014, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company’s Board of Directors and publicly announced from time to time. The following table presents our share repurchase activity for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans
October 1 through October 31, 2014	—	$—	—	10,496,421
November 1 through November 30, 2014	—	—	—	10,496,421
December 1 through December 31, 2014	—	—	—	10,496,421
Total	—		—
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2014. Certain reclassifications have been made to the prior periods to conform to the current period presentation. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

(Dollar Amounts in Thousands, Except Per Share Data)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$2,251,780	$1,748,699	$1,676,391	$1,516,508	$1,402,053
Retail Sales	38,360	40,876	38,455	38,557	40,556
Non-Retail Sales	363,355	371,292	425,915	388,960	362,273
Franchise Royalties and Fees	65,902	68,575	66,655	63,255	59,112
Other	5,842	5,189	5,411	5,298	4,799
	2,725,239	2,234,631	2,212,827	2,012,578	1,868,793
Costs and Expenses:
Depreciation of Lease Merchandise	932,634	628,089	601,552	547,839	501,467
Retail Cost of Sales	24,541	24,318	21,608	22,619	22,893
Non-Retail Cost of Sales	330,057	337,581	387,362	351,887	329,187
Operating Expenses	1,262,007	1,022,684	952,617	866,600	822,637
Financial Advisory and Legal Costs	13,661	—	—	—	—
Restructuring Expenses	9,140	—	—	—	—
Retirement and Vacation Charges	9,094	4,917	10,394	3,532	—
Progressive-Related Transaction Costs	6,638	—	—	—	—
Legal and Regulatory (Income) Expense	(1,200)	28,400	(35,500)	36,500	—
Other Operating (Income) Expense, Net	(1,176)	1,584	(2,235)	(3,550)	(147)
	2,585,396	2,047,573	1,935,798	1,825,427	1,676,037
Operating Profit	139,843	187,058	277,029	187,151	192,756
Interest Income	2,921	2,998	3,541	1,718	509
Interest Expense	(19,215)	(5,613)	(6,392)	(4,709)	(3,096)
Other Non-Operating(Expense) Income, Net	(1,845)	517	2,677	(783)	617
Earnings Before Income Taxes	121,704	184,960	276,855	183,377	190,786
Income Taxes	43,471	64,294	103,812	69,610	72,410
Net Earnings	$78,233	$120,666	$173,043	$113,767	$118,376
Earnings Per Share	$1.08	$1.59	$2.28	$1.46	$1.46
Earnings Per Share Assuming Dilution	1.08	1.58	2.25	1.43	1.44
Dividends Per Share:
Common Stock	.086	.072	.062	.054	.049
Former Class A Common Stock	—	—	—	—	.049
FINANCIAL POSITION
(Dollar Amounts in Thousands)
Lease Merchandise, Net	$1,087,032	$869,725	$964,067	$862,276	$814,484
Property, Plant and Equipment, Net	219,417	231,293	230,598	226,619	204,912
Total Assets	2,456,844	1,827,176	1,812,929	1,731,899	1,500,853
Debt	606,082	142,704	141,528	153,789	41,790
Shareholders’ Equity	1,223,521	1,139,963	1,136,126	976,554	979,417
AT YEAR END
Stores Open:
Company-operated	1,326	1,370	1,324	1,232	1,150
Franchised	782	781	749	713	664
Lease Agreements in Effect	1,665,000	1,751,000	1,724,000	1,508,000	1,325,000
Number of Associates	12,400	12,600	11,900	11,200	10,400
Earnings per share data has been adjusted for the effect of the 3-for-2 partial stock split distributed on April 15, 2010 and effective April 16, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of furniture, consumer electronics, computers, household appliances and accessories. On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers, and in turn leasing that merchandise to the customers on a rent-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed, which, along with other cost-reduction initiatives, resulted in the closure of 44 underperforming stores and the realignment of home office and field support.
Our major operating divisions are the Aaron’s Sales & Lease Ownership division, Progressive, HomeSmart and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Historically, Aaron’s has demonstrated revenue growth from the opening of new sales and lease ownership stores and increases in same store revenues from previously opened stores. We also use our franchise program to help us expand our sales and lease ownership concept more quickly and into more communities than through opening only Company-operated stores. Total revenues increased from $2.213 billion in 2012 to $2.725 billion in 2014, primarily as a result of the Progressive acquisition during 2014. Total revenues for the year ended December 31, 2014 increased $490.6 million, or 22.0%, over the prior year. The increase was due to $549.5 million in revenue from Progressive, partially offset by a decrease of $58.9 million in revenue from our core business primarily resulting from a 2.8% decrease in Company-operated same store revenues.
The Company’s franchised and Company-operated store activity is summarized as follows:

	2014	2013	2012
Franchised stores
Franchised stores open at January 1,	781	749	713
Opened	23	45	56
Purchased from the Company	6	2	3
Purchased by the Company	(9)	(10)	(21)
Closed, sold or merged	(19)	(5)	(2)
Franchised stores open at December 31,	782	781	749
Company-operated Sales & Lease Ownership stores
Company-operated Sales & Lease Ownership stores open at January 1,	1,262	1,227	1,144
Opened	30	33	73
Added through acquisition	9	10	21
Closed, sold or merged	(58)	(8)	(11)
Company-operated Sales & Lease Ownership stores open at December 31,	1,243	1,262	1,227
Company-operated HomeSmart stores
Company-operated HomeSmart stores open at January 1,	81	78	71
Opened	3	3	7
Added through acquisition	—	—	1
Closed, sold or merged	(1)	—	(1)
Company-operated HomeSmart stores open at December 31,	83	81	78
Company-operated RIMCO stores [1]
Company-operated RIMCO stores open at January 1,	27	19	16
Opened		8	3
Closed, sold or merged	(27)	—	—
Company-operated RIMCO stores open at December 31,	—	27	19
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
Business Environment and Company Outlook
Like many industries, the rent-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our franchise. We also believe the rent-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. Accordingly, we undertook a comprehensive review of our core business in order to position us to succeed over the long term. As a result, we are implementing a strategic plan focused on our core business as follows:

•	Renewing our focus on same store revenue growth for our core portfolio, through improved execution, optimization of merchandising and pricing on an enhanced go-to-market strategy;

•	Enhancing and growing our online platform;

•	Driving cost efficiency to recapture margin, including through selling, general and administrative cost savings and rationalizing underperforming stores;

•	Moderating new Company-operated store growth to result in no net store growth after store closings; and

•	Strengthening and growing the franchise store base.
We reduced our Company-operated sales and lease ownership stores by a net of 44 stores in 2014, net of store opening and acquisition activity. We spend on average approximately $700,000 to $800,000 in the first year of operation of a new store, which includes purchases of lease merchandise, investments in leasehold improvements and financing first-year start-up costs. Our new sales and lease ownership stores typically achieve revenues of approximately $1.1 million in their third year of operations. Comparable stores open more than three years normally achieve approximately $1.4 million in revenues, which we believe represents a higher unit revenue volume than the typical rent-to-own store. Most of our stores are cash flow positive in the second year of operations.
We use our franchise program to help us expand our sales and lease ownership concept more quickly and into more areas than through opening only Company-operated stores. Our franchisees added a net of one store in 2014, which was impacted by our purchase of nine franchised stores during the year. Franchise royalties and other related fees represent a source of high margin revenue for us. Total revenues from franchise royalties and fees for the year ended December 31, 2014 decreased from $66.7 million in 2012 to $65.9 million in 2014, representing a decline in the compounded annual growth rate of .6%. Total revenues from franchise royalties and fees for the year ended December 31, 2014 decreased $2.7 million, or 3.9%, over the prior year.
We offer lease-purchase solutions through our Progressive business to the customers of traditional retailers, primarily in the furniture, mattress, mobile phone, consumer electronics, appliance and household accessory industries. Progressive has no stores of its own but provides lease-purchase solutions through over 15,000 retail partner locations in 46 states.
Key Components of Net Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2014, 2013 and 2012, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores, including agreements that result in our customers acquiring ownership at the end of the terms, and at retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores and by the retail locations serviced by Progressive.

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
Critical Accounting Policies
Revenue Recognition
Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from sales and lease ownership agreements are recognized by the reportable segments as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2014 and 2013, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $60.5 million and $45.1 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $30.2 million and $7.9 million, respectively. Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
Lease Merchandise
Our Aaron’s Sales & Lease Ownership and HomeSmart divisions depreciate merchandise over the applicable agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when leased, and 36 months when not leased, to a 0% salvage value. The Company's Progressive division depreciates merchandise over the lease agreement period, which is typically over 12 months, while on lease.
Our policies generally require weekly lease merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities two to four times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying value is adjusted to net realizable value or written off.
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. We record lease merchandise carrying value adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of December 31, 2014 and 2013, the allowance for lease merchandise write offs was $27.6 million and $8.3 million, respectively. Lease merchandise write-offs totaled $99.9 million, $58.0 million and $54.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Acquisition Accounting
We account for acquisitions under FASB Accounting Standards Codification 805, Business Combinations, which requires companies to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. We estimate the fair value of identifiable intangible assets using discounted cash flow analyses or estimates of replacement cost based on market participant assumptions. The excess of the purchase price paid over the estimated fair values of the identifiable net tangible and intangible assets acquired in connection with business acquisitions is recorded as goodwill. We consider accounting for business combinations critical because management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as the useful life of and amortization method for intangible assets, which can materially affect the results of our operations. Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to an impairment charge if we are unable to recover the value of the recorded net assets.

Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed annually and when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
Indefinite-lived intangible assets represent the value of trade names and trademarks acquired as part of the Progressive acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name and trademark intangible asset and, therefore, the useful life is considered indefinite.
The following table presents the carrying value of goodwill and other intangible assets, net as of December 31, 2014:

(In Thousands)	2014
Goodwill	$530,670
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets	244,471
Goodwill and Other Intangibles, Net	$828,141
The Company has historically performed its annual goodwill impairment test as of September 30 each year for its Sales and Lease Ownership and HomeSmart reporting units. During the three months ended December 31, 2014, the Company voluntarily changed its annual impairment assessment date from September 30 to October 1 for those reporting units. Upon the acquisition of Progressive, the Company selected October 1 as the annual impairment assessment date for the goodwill of the Progressive reporting unit and its indefinite-lived intangible assets. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances. The change was made to align the annual goodwill impairment test for the Sales and Lease Ownership and HomeSmart reporting units with the annual goodwill impairment and indefinite-lived intangible asset tests for the Progressive reporting unit and to provide the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting.
In connection with the change in the date of the annual goodwill impairment test, the Company performed a goodwill impairment test as of both September 30, 2014 and October 1, 2014, and no impairment was identified. The change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2014 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2014.
Management has deemed its operating segments to be reporting units due to the fact that the operations included in each operating segment have similar economic characteristics. As of December 31, 2014, the Company had five operating segments and reporting units: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. As of December 31, 2014, the Company’s Sales and Lease Ownership, Progressive and HomeSmart reporting units were the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31, 2014:

(In Thousands)	2014
Sales and Lease Ownership	$226,828
Progressive	289,184
HomeSmart	14,658
Total	$530,670
We use a combination of valuation techniques to determine the fair value of our reporting units, including a multiple of gross revenue approach and discounted cash flow models that use assumptions consistent with those we believe hypothetical marketplace participants would use. We estimate the fair value of indefinite-lived trade name and trademark intangible assets based on projected discounted future cash flows under a relief from royalty type method. Under the income approach, we estimate fair value based on estimated discounted cash flows, which require assumptions about short-term and long-term revenue growth rates, operating margins, capital requirements, and a weighted-average cost of capital and/or discount rate. Under the market approach, we estimate fair value after considering the multiples of gross revenue for benchmark companies. We believe the benchmark companies evaluated for each reporting unit serve as an appropriate input for calculating fair value as those benchmark companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of each reporting unit's fair value. The selection and weighting of the various fair value techniques, which requires the use of management judgment to determine what is most representative of fair value, may result in a higher or lower fair value.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, we may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
During the performance of the 2014 annual assessment of goodwill for impairment, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart reporting unit for which the estimated fair value exceeded the carrying value of the reporting unit by approximately 9%. While no impairment was noted in our impairment testing, if HomeSmart does not achieve its near-term financial projections or if macroeconomic conditions change causing the cost of capital to increase without an offsetting increase in operating results, it is likely that we would be required to recognize an impairment charge related to goodwill.
The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2014 and determined that no impairment had occurred. No new indications of impairment existed during the fourth quarter of 2014. As a result, no impairment testing was updated as of December 31, 2014. We will continue to monitor the fair value of goodwill and other intangible assets in future periods.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of December 31, 2014 and 2013, our reserve for closed stores was $5.6 million and $2.1 million, respectively. Due to changes in market conditions, our estimates related to sublease income may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding estimated sublease income, our future obligations related to closed stores on an undiscounted basis were $7.8 million and $2.9 million as of December 31, 2014 and 2013, respectively.

Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $36.8 million and $31.9 million at December 31, 2014 and 2013, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $28.3 million and $24.4 million at December 31, 2014 and 2013, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2014.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Legal and Regulatory Reserves
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
Income Taxes
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
Fair Value Measurements
For the valuation techniques used to determine the fair value of financial assets and liabilities on a recurring basis, as well as assets held for sale, which are recorded at fair value on a nonrecurring basis, refer to Note 4 in the consolidated financial statements.

Results of Operations
As of December 31, 2014, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
The Company’s Sales and Lease Ownership, Progressive, HomeSmart, and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit.
Results of Operations – Years Ended December 31, 2014, 2013 and 2012

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
(In Thousands)	2014	2013	2012	$	%	$	%
REVENUES:
Lease Revenues and Fees	$2,251,780	$1,748,699	$1,676,391	$503,081	28.8%	$72,308	4.3%
Retail Sales	38,360	40,876	38,455	(2,516)	(6.2)	2,421	6.3
Non-Retail Sales	363,355	371,292	425,915	(7,937)	(2.1)	(54,623)	(12.8)
Franchise Royalties and Fees	65,902	68,575	66,655	(2,673)	(3.9)	1,920	2.9
Other	5,842	5,189	5,411	653	12.6	(222)	(4.1)
	2,725,239	2,234,631	2,212,827	490,608	22.0	21,804	1.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	932,634	628,089	601,552	304,545	48.5	26,537	4.4
Retail Cost of Sales	24,541	24,318	21,608	223.9		2,710	12.5
Non-Retail Cost of Sales	330,057	337,581	387,362	(7,524)	(2.2)	(49,781)	(12.9)
Operating Expenses	1,262,007	1,022,684	952,617	239,323	23.4	70,067	7.4
Financial Advisory and Legal Costs	13,661	—	—	13,661	nmf	—	—
Restructuring Expenses	9,140	—	—	9,140	nmf	—	—
Retirement and Vacation Charges	9,094	4,917	10,394	4,177	85.0	(5,477)	(52.7)
Progressive-Related Transaction Costs	6,638	—	—	6,638	nmf	—	—
Legal and Regulatory (Income) Expenses	(1,200)	28,400	(35,500)	(29,600)	nmf	63,900	nmf
Other Operating (Income) Expense, Net	(1,176)	1,584	(2,235)	(2,760)	(174.2)	3,819	170.9
	2,585,396	2,047,573	1,935,798	537,823	26.3	111,775	5.8

OPERATING PROFIT	139,843	187,058	277,029	(47,215)	(25.2)	(89,971)	(32.5)
Interest Income	2,921	2,998	3,541	(77)	(2.6)	(543)	(15.3)
Interest Expense	(19,215)	(5,613)	(6,392)	13,602	242.3	(779)	(12.2)
Other Non-Operating (Expense) Income, Net	(1,845)	517	2,677	(2,362)	(456.9)	(2,160)	(80.7)

EARNINGS BEFORE INCOME TAXES	121,704	184,960	276,855	(63,256)	(34.2)	(91,895)	(33.2)

INCOME TAXES	43,471	64,294	103,812	(20,823)	(32.4)	(39,518)	(38.1)

NET EARNINGS	$78,233	$120,666	$173,043	$(42,433)	(35.2)%	$(52,377)	(30.3)%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
(In Thousands)	2014	2013	2012	$	%	$	%
REVENUES:
Sales and Lease Ownership[1]	$2,037,101	$2,076,269	$2,068,124	$(39,168)	(1.9)%	$8,145.4%
Progressive[2]	549,548	—	—	549,548	nmf	—	—
HomeSmart[1]	64,276	62,840	55,226	1,436	2.3	7,614	13.8
Franchise[3]	65,902	68,575	66,655	(2,673)	(3.9)	1,920	2.9
Manufacturing	104,058	106,523	95,693	(2,465)	(2.3)	10,830	11.3
Other	2,969	22,158	19,688	(19,189)	(86.6)	2,470	12.5
Revenues of Reportable Segments	2,823,854	2,336,365	2,305,386	487,489	20.9	30,979	1.3
Elimination of Intersegment Revenues	(102,296)	(103,834)	(95,150)	1,538	1.5	(8,684)	(9.1)
Cash to Accrual Adjustments	3,681	2,100	2,591	1,581	75.3	(491)	(19.0)
Total Revenues from External Customers	$2,725,239	$2,234,631	$2,212,827	$490,608	22.0%	$21,804	1.0%
nmf—Calculation is not meaningful
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $39.2 million to $2.037 billion due to a $33.1 million, or 2.0%, decrease in lease revenues and fees and a $7.0 million, or 1.9%, decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.0% decrease in same store revenues, which more than offset the net addition of 16 Sales and Lease Ownership stores since the beginning of 2013. Non-retail sales decreased primarily due to less demand for product by franchisees.
Progressive. Progressive segment revenues were $549.5 million and have been included in the Company’s consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $1.4 million to $64.3 million due to a $1.3 million, or 2.2%, increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a net addition of five HomeSmart stores since the beginning of 2013.
Franchise. Franchise segment revenues decreased $2.7 million to $65.9 million primarily due to a decrease in finance fees under the franchise loan program.
Other. Revenues in the Other segment are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities.
Year Ended December 31, 2013 Versus Year Ended December 31, 2012
Sales and Lease Ownership. Sales and Lease Ownership segment revenues increased $8.1 million to $2.076 billion due to a $63.0 million, or 3.9%, increase in lease revenues and fees, partially offset by a $56.8 million, or 13.3%, decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment increased due to a net addition of 118 Company-operated stores since the beginning of 2012 and a .6% increase in same store revenues. Non-retail sales decreased primarily due to less demand for product by franchisees.
HomeSmart. HomeSmart segment revenues increased $7.6 million to $62.8 million due to $7.2 million, or 13.3%, increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a net addition of 10 HomeSmart stores since the beginning of 2012 and a 9.3% increase in same store revenues.

Franchise. Franchise segment revenues increased $1.9 million to $68.6 million primarily due to an increase in royalty income from franchisees. Franchise royalty income increased due to the net addition of 68 franchised stores since the beginning of 2012 and a 1.5% increase in same store revenues of existing franchised stores.
Other. Revenues in the Other segment are primarily revenues attributable to (i) the RIMCO segment, (ii) leasing space to unrelated third parties in the corporate headquarters building, (iii) the Aaron's Office Furniture division through the date of sale in August 2012 and (iv) several minor unrelated activities.
Costs and Expenses
Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Depreciation of lease merchandise. Depreciation of lease merchandise increased $304.5 million, or 48.5%, to $932.6 million during 2014 from $628.1 million during the comparable period in 2013. Levels of merchandise on lease relative to total lease merchandise for the Aaron's core business were consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 as compared to 7% in 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 41.4% from 35.9% in the prior year, primarily due to the inclusion of Progressive’s results of operations from the April 14, 2014 acquisition date. Progressive’s inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales increased $223,000, or .9%, to $24.5 million in 2014 from $24.3 million for the comparable period in 2013, and as a percentage of retail sales, increased to 64.0% from 59.5% due to increased discounting of pre-leased merchandise.
Non-retail cost of sales. Non-retail cost of sales decreased $7.5 million, or 2.2%, to $330.1 million in 2014, from $337.6 million for the comparable period in 2013, and as a percentage of non-retail sales, remained consistent at approximately 91% in both periods.
Operating expenses. Operating expenses increased $239.3 million, or 23.4%, to $1.3 billion in 2014, from $1.0 billion for the comparable period in 2013 due primarily to the consolidation of Progressive’s results from operations from the April 14, 2014 acquisition date. As a percentage of total revenues, operating expenses increased to 46.3% in 2014 from 45.8% in 2013 due to increased personnel, advertising and facility rent costs in Aaron's core business.
Financial advisory and legal costs. Financial advisory and legal costs of $13.7 million were incurred during 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Restructuring expenses. In connection with the Company’s July 15, 2014 announced closure of 44 Company-operated stores, restructuring charges of $9.1 million were incurred during in 2014. The restructuring was completed during the third quarter of 2014 and total restructuring charges were principally comprised of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement and vacation charges. Retirement charges of $9.1 million were incurred during 2014 due to the retirements of both the Company’s Chief Executive Officer and Chief Operating Officer in 2014. Retirement and vacation charges during 2013 were $4.9 million primarily due to the retirement of the Company’s Chief Operating Officer and a change in the Company’s vacation policies.
Progressive-related transaction costs. Financial advisory and legal fees of $6.6 million were incurred in 2014 in connection with the April 14, 2014 acquisition of Progressive.
Legal and regulatory (income) expense. Regulatory income of $1.2 million in 2014 was recorded as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General into the Company’s leasing, marketing and privacy practices. During 2013, regulatory expenses of $28.4 million were incurred related to the then-pending regulatory investigation by the California Attorney General. Refer to Note 8 to the Company’s consolidated financial statements for further discussion of this regulatory investigation.

Year Ended December 31, 2013 Versus Year Ended December 31, 2012
Depreciation of lease merchandise. Depreciation of lease merchandise increased $26.5 million to $628.1 million during 2013 from $601.6 million during the comparable period in 2012, or 4.4%, as a result of higher on-rent lease merchandise due to the growth of the Company’s Sales and Lease Ownership and HomeSmart segments. Levels of merchandise on lease decreased, resulting in idle merchandise representing approximately 7% of total depreciation expense in 2013 as compared to approximately 6% in 2012. As a percentage of total lease revenues and fees, depreciation of lease merchandise remained consistent at 35.9% in both periods.
Retail cost of sales. Retail cost of sales increased $2.7 million, or 12.5%, to $24.3 million in 2013, from $21.6 million for the comparable period in 2012, and as a percentage of retail sales, increased to 59.5% from 56.2% due to a change in the mix of products.
Non-retail cost of sales. Non-retail cost of sales decreased $49.8 million, or 12.9%, to $337.6 million in 2013, from $387.4 million for the comparable period in 2012, and as a percentage of non-retail sales, remained consistent at approximately 91% in both periods.
Operating expenses. Operating expenses increased $70.1 million, or 7.4%, to $1.0 billion in 2013 from $952.6 million for the comparable period in 2012. As a percentage of total revenues, operating expenses increased to 45.8% in 2013 from 43.0% in 2012 due to increased personnel, advertising and facility rent costs incurred to support continued revenue and store growth; increased lease merchandise adjustments; and a decrease in non-retail sales due to less demand for products by franchisees.
Retirement and vacation charges. Retirement and vacation charges during 2013 were $4.9 million due primarily to the retirement of the Company’s Chief Operating Officer and a change in the Company’s vacation policies. Retirement and vacation charges during 2012 were $10.4 million associated with the retirement of the Company’s founder and Chairman of the Board.
Legal and regulatory (income) expense. Regulatory expense during 2013 was $28.4 million relating to a then-pending regulatory investigation by the California Attorney General into the Company’s leasing, marketing and privacy practices. Refer to Note 8 to the Company’s consolidated financial statements for further discussion of this regulatory investigation. Legal and regulatory income during 2012 was $35.5 million and represents the reversal of an accrual in the first quarter of 2012 related to the settlement of a lawsuit.
Other Operating Expense (Income), Net
Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment charges on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating expense (income), net is as follows:

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Gains on sales of stores and delivery vehicles	$(2,793)	$(2,728)	$(3,545)
Impairment charges and losses on asset dispositions	1,617	4,312	1,310
Other Operating Expense (Income), Net	$(1,176)	$1,584	$(2,235)
In 2014, other operating income, net of $1.2 million included charges of $477,000 related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion and $762,000 related to the loss on sale of the RIMCO net assets. In addition, the Company recognized gains of $1.7 million from the sale of six Aaron's Sales & Lease Ownership stores during 2014.
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
In 2012, other operating income, net of $2.2 million included gains $2.0 million from the sale of four stores.

Operating Profit
Interest income. Interest income decreased to $2.9 million in 2014 from $3.0 million in 2013 due to lower average interest-bearing investment and cash equivalent balances during 2014 as compared to 2013. Interest income decreased to $3.0 million in 2013 from $3.5 million during 2012 due to lower average investment and cash equivalent balances during 2013 as compared to 2012.
Interest expense. Interest expense increased to $19.2 million in 2014 from $5.6 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 14, 2014 Progressive acquisition. Interest expense decreased to $5.6 million in 2013 from $6.4 million in 2012 due to lower average debt levels during 2013 as a result of the repayment at maturity of the remaining $12.0 million outstanding under the Company's 5.03% senior unsecured notes issued in July 2005 and due July 2012.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating (expense) income, net were foreign exchange transaction losses of $2.3 million and $1.0 million during 2014 and 2013, respectively, and gains of $2.0 million during 2012. Changes in the cash surrender value of Company-owned life insurance resulted in gains of $432,000, $1.5 million and $703,000 during 2014, 2013 and 2012, respectively.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

				Change
	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
(In Thousands)	2014	2013	2012	$	%	$	%
EARNINGS BEFORE INCOME TAXES:
Sales and Lease Ownership	$140,854	$183,965	$244,014	$(43,111)	(23.4)%	$(60,049)	(24.6)%
Progressive	4,603	—	—	4,603	nmf	—	—
HomeSmart	(2,643)	(3,428)	(6,962)	785	22.9	3,534	50.8
Franchise	50,504	54,171	52,672	(3,667)	(6.8)	1,499	2.8
Manufacturing	860	107	382	753	703.7	(275)	(72.0)
Other	(75,905)	(56,114)	(12,337)	(19,791)	(35.3)	(43,777)	nmf
Earnings Before Income Taxes for Reportable Segments	118,273	178,701	277,769	(60,428)	(33.8)	(99,068)	(35.7)
Elimination of Intersegment Profit	(813)	(94)	(393)	(719)	(764.9)	299	76.1
Cash to Accrual and Other Adjustments	4,244	6,353	(521)	(2,109)	(33.2)	6,874	nmf
Total	$121,704	$184,960	$276,855	$(63,256)	(34.2)%	$(91,895)	(33.2)%
nmf—Calculation is not meaningful
During 2014, earnings before income taxes decreased $63.3 million, or 34.2%, to $121.7 million from $185.0 million in 2013. In 2014 the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included $4.8 million of restructuring charges related to the Company's strategic decision to close 44 Company-operated stores.

•
Other segment loss before income taxes included $13.7 million in financial and advisory costs related to addressing strategic matters, including proxy contests, $4.3 million of restructuring charges in connection with the store closures noted above, $9.1 million of charges associated with the retirement of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.

During 2013, earnings before income taxes decreased $91.9 million, or 33.2% from $276.9 million in 2012. In 2013, the results of the Company's operating segments were impacted by the following items:

•
Other segment loss before income taxes included $28.4 million related to an accrual for loss contingencies for the then-pending regulatory investigation by the California Attorney General and $4.9 million related to retirement expense and a change in vacation policies.

In 2012, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included a $35.5 million reversal of a previously accrued lawsuit loss contingency.

•	Other segment loss before income taxes included $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board.
Income Tax Expense
Income tax expense decreased $20.8 million to $43.5 million in 2014, compared with $64.3 million in 2013, representing a 32.4% decrease due primarily to a 34.2% decrease in earnings before income taxes in 2014. Our effective tax rate increased to 35.7% in 2014 from 34.8% in 2013 as a result of decreased tax benefits related to the Company's furniture manufacturing operations and reduced federal credits.
Income tax expense decreased $39.5 million to $64.3 million in 2013, compared with $103.8 million in 2012, representing a 38.1% decrease due to a 33.2% decrease in earnings before income taxes in 2013 and a lower tax rate in 2013. Our effective tax rate decreased to 34.8% in 2013 from 37.5% in 2012 due to the recognition of income tax benefits primarily related to the Company's furniture manufacturing operations and increased federal and state tax credits being applied to lower than expected earnings.
Net Earnings
Net earnings decreased $42.4 million to $78.2 million in 2014 from $120.7 million in 2013, representing a 35.2% decrease. As a percentage of total revenues, net earnings were 2.9% and 5.4% in 2014 and 2013, respectively.
Net earnings decreased $52.4 million to $120.7 million in 2013 from $173.0 million in 2012, representing a 30.3% decrease. As a percentage of total revenues, net earnings were 5.4% and 7.8% in 2013 and 2012, respectively.
Overview of Financial Position
The Company’s consolidated balance sheet as of December 31, 2014 includes the impact of Progressive, which was acquired on April 14, 2014. The major changes in the consolidated balance sheet from December 31, 2013 to December 31, 2014, substantially all of which are the result of this significant acquisition, are as follows:

•
Cash and cash equivalents decreased $227.5 million due primarily to the Company's use of approximately $693.1 million in cash on hand to partially finance the $700.0 million Progressive acquisition. Refer to “Liquidity and Capital Resources” below and Note 2 to the consolidated financial statements for further details regarding this transaction.

•	Investments decreased $91.1 million due to the sale of the Company's corporate bonds as a result of the Progressive acquisition.

•	Lease merchandise increased $217.3 million due primarily to the consolidation of Progressive's lease merchandise of $227.1 million as of December 31, 2014.

•
Goodwill increased $291.5 million due primarily to the addition of estimated Progressive-related goodwill of $289.2 million. Refer to Note 2 to the consolidated financial statements for further details regarding the acquisition accounting of this transaction.

•
Other intangible assets increased $293.9 million due primarily to recording the estimated fair value of identifiable Progressive-related intangible assets of $325.0 million. Refer to Note 2 to the consolidated financial statements for further details regarding the acquisition accounting of this transaction.

•
Income tax receivable increased $117.9 million primarily as a result of the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout the year, the Company made payments based on the enacted law, resulting in an overpayment when the act was signed.

•
Deferred income taxes payable increased $41.6 million due primarily to the addition of $48.7 million of Progressive-related deferred tax liabilities. Refer to Note 2 to the consolidated financial statements for further details regarding the acquisition accounting of this transaction.

•
Debt increased $463.4 million due primarily to additional debt financing incurred to partially finance the $700.0 million Progressive acquisition. In connection with the acquisition, the Company incurred $491.3 million in additional debt, comprised of $300.0 million in senior unsecured notes, $126.3 million in term loans and $65.0 million in revolving credit facility borrowings. The Company used proceeds from the sale of corporate bonds to reduce the Progressive acquisition-related debt. Refer to “Liquidity and Capital Resources” below and Note 6 to the consolidated financial statements for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
The Company's operating activities resulted in a use of cash in operating activities of $49.0 million for 2014 and resulted in cash provided by operating activities of $308.4 million and $59.8 million in 2013 and 2012, respectively. The $357.4 million decrease in cash flows from operating activities during 2014 as compared to 2013 was due, in part, to lower pretax earnings, a net $165.8 million increase in lease merchandise, net of the effects of acquisitions, and a $140.6 million decrease related to the Company's income tax receivable that existed as of December 31, 2014. The change in income tax receivable is due to the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout the year, the Company made payments based on the enacted law, resulting in an overpayment when the act was signed.
Purchases of sales and lease ownership stores had a positive impact on operating cash flows. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $144.0 million in 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition. During 2013 and 2012, investing activities included the impact of $4.0 million and $11.9 million, respectively, of lease merchandise purchased in acquisitions.
Sales of Company-operated stores are an additional source of investing cash flows. Proceeds from such sales were $16.5 million in 2014 and included cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. Proceeds from the sales of Company-operated stores were $2.2 million and $2.0 million in 2013 and 2012, respectively. The amount of lease merchandise sold in these sales and shown under investing activities was $3.1 million in 2014, $882,000 in 2013 and $1.4 million in 2012.
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

Debt Financing
In connection with the Company's acquisition of Progressive on April 14, 2014, the Company amended and restated its revolving credit agreement, amended certain other financing agreements and entered into two new note purchase agreements. On December 9, 2014, the Company amended the amended and restated revolving credit agreement, the senior unsecured notes and the franchise loan agreement. The April 2014 and December 2014 amendments are discussed in further detail in Note 6 to the Company's consolidated financial statements.
As of December 31, 2014, $121.9 million and $69.1 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of December 31, 2014 was $155.9 million.
As of December 31, 2014, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of December 31, 2014, the Company had outstanding $100.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit agreement and senior unsecured notes, and our franchise loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at December 31, 2014 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. In December 2013, the Company paid $125.0 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 shares of common stock. As of December 31, 2014, the Company has 10,496,421 shares authorized for repurchase.
Dividends
We have a consistent history of paying dividends, having paid dividends for 27 consecutive years. Our annual common stock dividend was $.086 per share, $.072 per share and $.062 per share in 2014, 2013 and 2012, respectively, and resulted in aggregate dividend payments of $7.8 million, $3.9 million and $5.8 million in 2014, 2013 and 2012, respectively. At its November 2014 meeting, our Board of Directors increased the quarterly dividend by 9.5%, raising it to $.023 per share. The Company also increased its quarterly dividend rate by 23.5%, to $.021 per share, in November 2013 and by 13.3%, to $.017 per share, in November 2012. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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

Commitments
Income Taxes. During the year ended December 31, 2014, we made $187.7 million in income tax payments. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $83.0 million, net of refunds.
The American Recovery and Reinvestment Act of 2009, and the Small Business Jobs Act of 2010 provided for accelerated depreciation by allowing a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property, such as our lease merchandise, placed in service during those years. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. As a result, the Company has already applied for and received a $100.0 million quick refund from the IRS. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2014 and prior periods. We estimate that at December 31, 2014, the remaining tax deferral associated with the acts described above is approximately $176.0 million, of which approximately 79% is expected to reverse in 2015 and most of the remainder during 2016 and 2017.
Leases. We lease warehouse and retail store space for most of our store-based operations, as well as corporate management and call center space for Progressive's operations, under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease computer equipment and transportation vehicles under operating leases expiring during the next four years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014 are shown in the below table under “Contractual Obligations and Commitments.”
As of December 31, 2014, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are five current officers (of which four are current executive officers) and six former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $788,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. On April 14, 2014, in connection with the Progressive acquisition, the Company entered into the third amended and restated loan facility and guaranty. The amended franchise loan facility (i) reduces the maximum commitment available from $200.0 million to $175.0 million, (ii) conforms the interest rates on the facility to the rates applicable to the new revolving credit agreement and (iii) conforms the covenants, representations, warranties and events of default to the changes reflected in the revolving credit agreement, to contemplate the acquisition of Progressive, and to authorize the new 2014 senior unsecured notes.
On December 9, 2014, we amended our third amended and restated loan facility to, among other things, (i) extend the maturity date to December 9, 2015, (ii) modify certain financial covenants to make them more favorable to the Company, as more fully described in Note 6 to the Company's consolidated financial statements, (iii) provide for the joinder of certain new banks and other financial institutions as participants, (iv) amend and restate certain schedules and (v) add and modify certain other terms, covenants and representations and warranties.

At December 31, 2014, the portion that we might be obligated to repay in the event franchisees defaulted was $89.8 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since its inception in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows our approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2014:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$594,241	$109,866	$135,000	$229,375	$120,000
Capital Leases	11,841	2,731	5,347	2,672	1,091
Interest Obligations	85,448	21,417	36,731	21,645	5,655
Operating Leases	519,294	116,564	171,070	105,935	125,725
Purchase Obligations	20,839	17,991	2,485	363	—
Retirement Obligations	7,678	3,473	4,144	26	35
Regulatory	27,200	27,200	—	—	—
Total Contractual Cash Obligations	$1,266,541	$299,242	$354,777	$360,016	$252,506
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at December 31, 2014 to calculate these payments. Our variable rate debt at December 31, 2014 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at December 31, 2014 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rate at December 31, 2014 ranged between 2.06% and 2.17% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.
The following table shows the Company’s approximate commercial commitments as of December 31, 2014:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$89,800	$89,800	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company's founder and Chairman of the Board during the year ended December 31, 2012, the Chief Operating Officer during the year ended December 2013 and both the Chief Executive Officer and the Chief Operating Officer during the year ended December 31, 2014.
Deferred income tax liabilities as of December 31, 2014 were approximately $268.6 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the Progressive acquisition, in April 2014, the Company amended its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 6 to the consolidated financial statements.
As of December 31, 2014, we had $400 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our revolving credit agreement as of December 31, 2014 consisted of $121.9 million in term loans and $69.1 million of revolving credit balances. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2014, a hypothetical 1.0% increase or decrease in interest rates would have increased or decreased interest expense by $1.9 million.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 2, 2015

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

As indicated in the accompany Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Progressive Finance Holdings, LLC (“Progressive”), which is included in the 2014 consolidated financial statements of Aaron’s, Inc. and constituted approximately 35% of total consolidated assets as of December 31, 2014 and approximately 20% of consolidated total revenues for the year then ended. Our audit of the internal control over financial reporting of Aaron’s, Inc. also did not include an evaluation of the internal control over financial reporting of Progressive.
In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Aaron’s, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 2, 2015

Management Report on Internal Control over Financial Reporting
Management of Aaron’s, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”) for merger consideration of $700 million, net of cash acquired. As permitted by Securities and Exchange Commission guidance, the scope of management’s evaluation does not include Progressive’s internal controls over financial reporting. Progressive represented 35% of the Company's consolidated total assets as of December 31, 2014 and 20% of the Company’s consolidated total revenues for the year ended December 31, 2014.
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 2, 2015, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$3,549	$231,091
Investments	21,311	112,391
Accounts Receivable (net of allowances of $27,401 in 2014 and $7,172 in 2013)	107,383	68,684
Lease Merchandise (net of accumulated depreciation of $701,822 in 2014 and $594,436 in 2013)	1,087,032	869,725
Property, Plant and Equipment, Net	219,417	231,293
Goodwill	530,670	239,181
Other Intangibles, Net	297,471	3,535
Income Tax Receivable	124,095	6,201
Prepaid Expenses and Other Assets	59,560	49,235
Assets Held for Sale	6,356	15,840
Total Assets	$2,456,844	$1,827,176
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$270,421	$243,910
Accrued Regulatory Expense	27,200	28,400
Deferred Income Taxes Payable	268,551	226,958
Customer Deposits and Advance Payments	61,069	45,241
Debt	606,082	142,704
Total Liabilities	1,233,323	687,213
Commitments and Contingencies (Note 8)	—	—
Shareholders’ Equity:
Common Stock: Par Value $.50 Per Share; Authorized: 225,000,000; Shares Issued: 90,752,123 at December 31, 2014 and December 31, 2013, respectively	45,376	45,376
Additional Paid-in Capital	227,290	198,182
Retained Earnings	1,274,233	1,202,219
Accumulated Other Comprehensive Loss	(90)	(64)
	1,546,809	1,445,713
Less: Treasury Shares at Cost
Common Stock: 18,263,589 Shares at December 31, 2014 and 17,795,293 Shares at December 31, 2013	(323,288)	(305,750)
Total Shareholders’ Equity	1,223,521	1,139,963
Total Liabilities & Shareholders’ Equity	$2,456,844	$1,827,176
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,251,780	$1,748,699	$1,676,391
Retail Sales	38,360	40,876	38,455
Non-Retail Sales	363,355	371,292	425,915
Franchise Royalties and Fees	65,902	68,575	66,655
Other	5,842	5,189	5,411
	2,725,239	2,234,631	2,212,827
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	932,634	628,089	601,552
Retail Cost of Sales	24,541	24,318	21,608
Non-Retail Cost of Sales	330,057	337,581	387,362
Operating Expenses	1,262,007	1,022,684	952,617
Financial Advisory and Legal Costs	13,661	—	—
Restructuring Expenses	9,140	—	—
Retirement and Vacation Charges	9,094	4,917	10,394
Progressive-Related Transaction Costs	6,638	—	—
Legal and Regulatory (Income) Expense	(1,200)	28,400	(35,500)
Other Operating (Income) Expense, Net	(1,176)	1,584	(2,235)
	2,585,396	2,047,573	1,935,798
OPERATING PROFIT	139,843	187,058	277,029
Interest Income	2,921	2,998	3,541
Interest Expense	(19,215)	(5,613)	(6,392)
Other Non-Operating (Expense) Income, Net	(1,845)	517	2,677
EARNINGS BEFORE INCOME TAXES	121,704	184,960	276,855
INCOME TAXES	43,471	64,294	103,812
NET EARNINGS	$78,233	$120,666	$173,043
EARNINGS PER SHARE	$1.08	$1.59	$2.28
EARNINGS PER SHARE ASSUMING DILUTION	$1.08	$1.58	$2.25
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year End December 31,
(In Thousands)	2014	2013	2012
Net Earnings	$78,233	$120,666	$173,043
Other Comprehensive (Loss) Income:
Foreign Currency Translation:
Foreign Currency Translation Adjustment	(26)	5	(343)
Less: Reclassification Adjustments for Net Gains Included in Net Earnings	—	—	373
Total Other Comprehensive (Loss) Income	(26)	5	30
Comprehensive Income	$78,207	$120,671	$173,073
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2012	(15,112)	$(200,106)	$45,376	$212,311	$918,699	$274
Dividends, $.062 per share					(4,710)
Stock-Based Compensation				6,374
Reissued Shares	1,317	17,662		1,677
Repurchased Shares	(1,237)	(34,131)
Net Earnings					173,043
Foreign Currency Translation Adjustment						(343)
Balance, December 31, 2012	(15,032)	(216,575)	45,376	220,362	1,087,032	(69)
Dividends, $.072 per share					(5,479)
Stock-Based Compensation				2,250
Reissued Shares	739	10,825		570
Repurchased Shares	(3,502)	(100,000)		(25,000)
Net Earnings					120,666
Foreign Currency Translation Adjustment						5
Balance, December 31, 2013	(17,795)	(305,750)	45,376	198,182	1,202,219	(64)
Dividends, $.086 per share					(6,219)
Stock-Based Compensation	17	300		10,398
Reissued Shares	515	7,162		(6,290)
Repurchased Shares	(1,001)	(25,000)		25,000
Net Earnings					78,233
Foreign Currency Translation Adjustment						(26)
Balance, December 31, 2014	(18,264)	$(323,288)	$45,376	$227,290	$1,274,233	$(90)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$78,233	$120,666	$173,043
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	932,634	628,089	601,552
Other Depreciation and Amortization	85,600	57,016	56,783
Bad Debt Expense	99,283	35,894	31,842
Stock-Based Compensation	10,863	2,342	6,454
Deferred Income Taxes	(7,157)	(36,763)	(23,241)
Other Changes, Net	2,214	3,996	1,201
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,465,501)	(964,072)	(1,162,703)
Book Value of Lease Merchandise Sold or Disposed	456,713	425,673	469,897
Accounts Receivable	(110,269)	(30,419)	(18,528)
Prepaid Expenses and Other Assets	(5,332)	(1,349)	(9,263)
Income Tax Receivable	(117,894)	22,688	(22,379)
Accounts Payable and Accrued Expenses	(12,788)	16,893	(4,635)
Accrued Litigation Expense	(1,200)	28,400	(41,720)
Customer Deposits and Advance Payments	5,639	(617)	1,451
Cash (Used in) Provided by Operating Activities	(48,962)	308,437	59,754
INVESTING ACTIVITIES:
Purchase of Investments	—	(74,845)	(91,000)
Proceeds from Maturities and Calls of Investments	89,993	47,930	102,118
Additions to Property, Plant and Equipment	(47,565)	(58,145)	(65,073)
Acquisitions of Businesses and Contracts	(700,509)	(10,898)	(30,799)
Proceeds from Dispositions of Businesses and Contracts	16,525	2,163	1,999
Proceeds from Sale of Property, Plant, and Equipment	6,032	6,841	6,790
Cash Used by Investing Activities	(635,524)	(86,954)	(75,965)
FINANCING ACTIVITIES:
Proceeds from Debt	904,956	2,598	16,258
Repayments of Debt	(441,603)	(4,954)	(28,519)
Acquisition of Treasury Stock	—	(125,000)	(34,131)
Dividends Paid	(7,823)	(3,875)	(5,843)
Excess Tax Benefits From Stock-Based Compensation	1,392	1,381	5,967
Issuance of Stock Under Stock Option Plans	4,388	9,924	15,756
Other	(4,366)	—	—
Cash Provided (Used) by Financing Activities	456,944	(119,926)	(30,512)
(Decrease) Increase in Cash and Cash Equivalents	(227,542)	101,557	(46,723)
Cash and Cash Equivalents at Beginning of Year	231,091	129,534	176,257
Cash and Cash Equivalents at End of Year	$3,549	$231,091	$129,534
Cash Paid During the Year:
Interest	$16,344	$5,614	$6,498
Income Taxes	187,709	54,027	145,370
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer engaged in the business of leasing and selling furniture, consumer electronics, computers, appliances and household accessories throughout the United States and Canada.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC, (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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
The following table presents store count by ownership type for the Company’s store-based operations:

Stores at December 31 (Unaudited)	2014	2013	2012
Company-operated stores
Sales and Lease Ownership	1,243	1,262	1,227
HomeSmart	83	81	78
RIMCO	—	27	19
Total Company-operated stores	1,326	1,370	1,324
Franchised stores[1]	782	781	749
Systemwide stores	2,108	2,151	2,073
1 As of December 31, 2014, 2013 and 2012, 920, 940 and 929 franchises had been awarded, respectively.
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
Certain reclassifications have been made to the prior periods to conform to the current period presentation. In all periods presented, the Company’s RIMCO operations have been reclassified from the RIMCO segment to Other in Note 12 to the consolidated financial statements.
Principles of Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 67 retail stores as of December 31, 2014. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. In May 2014, subsequent to the Company’s decision not to exercise the purchase option, the Company and Perfect Home extended the maturity date of the notes to June 30, 2015, canceled the Company’s equity interest in Perfect Home and terminated the option.

Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct the activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.
The notes purchased from Perfect Home totaling £13.7 million ($21.3 million) and £12.5 million ($20.7 million) at December 31, 2014 and 2013, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the year ended December 31, 2014 relates to accretion of the original discount on the notes with a face value of £10.0 million.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which was $21.3 million at December 31, 2014.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of furniture, consumer electronics, computers, appliances and household accessories, to its customers for lease under certain terms agreed to by the customer. Two primary store-based lease models are offered to customers: one through the Company’s Sales & Lease Ownership division (established as a monthly model) and the other through its HomeSmart division (established as a weekly model). The typical monthly store-based lease model is 12, 18 or 24 months, while the typical weekly store-based lease model is 60, 90 or 120 weeks. The Company’s Progressive division offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional retailers. The Company does not require deposits upon inception of customer agreements.
In a number of states, the Company utilizes a consumer lease form as an alternative to a typical lease purchase agreement. The consumer lease differs from the Company’s state lease agreement in that it has an initial lease term in excess of four months. Generally, state laws that govern the rent-to-own industry only apply to lease agreements with an initial term of four months or less. Following satisfaction of the initial term contained in the consumer or state lease, as applicable, the customer has the right to acquire title either through a purchase option or through payment of all required lease payments.
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
Franchise Royalties and Fees
The Company franchises its Aaron’s Sales & Lease Ownership and HomeSmart stores in markets where the Company has no immediate plans to enter. Franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size and an ongoing royalty of either 5% or 6% of gross revenues. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. Franchise fees and area development fees are received before the substantial completion of the Company’s obligations and are deferred. The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 8 for additional discussion of the Company’s franchise-related guarantee obligation.

Franchise agreement fee revenue was $1.0 million, $1.7 million and $2.4 million; royalty revenue was $58.8 million, $59.1 million and $56.5 million; and finance fee revenue was $3.7 million, $5.1 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $2.8 million and $3.4 million at December 31, 2014 and 2013, respectively.
Sales Taxes
The Company presents sales net of related taxes for its traditional rent-to-own (“core”) business. Progressive presents lease revenues on a gross basis with sales taxes included. For the year ended December 31, 2014, the amount of Progressive sales tax recorded as lease revenues and fees and operating expenses was $30.2 million.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership stores depreciate merchandise over the lease agreement period, generally 12 to 24 months (monthly agreements) or 60 to 120 weeks (weekly agreements) when on lease and 36 months when not on lease, to a 0% salvage value. The Company’s Progressive division depreciates merchandise over the lease agreement period, which is typically over 12 months, while on lease.
The Company’s policies require weekly lease merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities two to four times per year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of December 31, 2014 and 2013, the allowance for lease merchandise write offs was $27.6 million and $8.3 million, respectively. Lease merchandise write-offs totaled $99.9 million, $58.0 million and $54.9 million during the years ended December 31, 2014, 2013 and 2012, respectively, substantially all of which are included in operating expenses in the accompanying consolidated statements of earnings.
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $81.1 million, $78.6 million and $74.9 million in 2014, 2013 and 2012, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are expensed when an advertisement appears for the first time. Such advertising costs amounted to $50.5 million, $43.0 million and $36.5 million in 2014, 2013 and 2012, respectively. These advertising expenses are shown net of cooperative advertising considerations received from vendors, substantially all of which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $28.3 million, $25.0 million and $31.1 million in 2014, 2013 and 2012, respectively. The prepaid advertising asset was $1.3 million and $2.4 million at December 31, 2014 and 2013, respectively.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 11. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model and accounts for stock-based compensation under the fair value recognition provisions codified in ASC Topic 718, Stock

Compensation. The fair value of each share of restricted stock awarded is equal to the market value of a share of the Company’s common stock on the grant date.
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Earnings per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance share units as determined under the treasury stock method. The following table shows the calculation of dilutive stock awards for the years ended December 31 (shares in thousands):

	2014	2013	2012
Weighted average shares outstanding	72,384	75,747	75,820
Effect of dilutive securities:
Stock options	168	421	789
RSUs	154	206	210
RSAs	17	16	7
Weighted average shares outstanding assuming dilution	72,723	76,390	76,826
Approximately 164,000 and 53,000 stock-based awards were excluded from the computations of earnings per share assuming dilution in 2014 and 2012, respectively, as the awards would have been anti-dilutive for the years presented. No stock options, RSUs or RSAs were anti-dilutive during 2013.
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
Investments
The Company maintains investments in various corporate debt securities, or bonds. Historically, the Company has had the positive intent and ability to hold its investments in debt securities to maturity. Accordingly, the Company classifies its investments in debt securities, which mature in 2015, as held-to-maturity securities and carries the investments at amortized cost in the consolidated balance sheets. Refer to Note 4 to these consolidated financial statements for further details of the Company’s sale of certain corporate debt securities during the year ended December 31, 2014 due to the Company’s Progressive acquisition.
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

Accounts receivable, net of allowances, consists of the following as of December 31:

(In Thousands)	2014	2013
Customers	$30,438	$8,275
Corporate	32,572	16,730
Franchisee	44,373	43,679
	$107,383	$68,684
The Company maintains an allowance for doubtful accounts. The reserve for returns is calculated based on the historical collection experience associated with lease receivables. The Company’s policy for its store-based operations is to write off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly. The Company’s policy for its Progressive division is to write off lease receivables that are 120 days or more contractually past due. The following is a summary of the Company’s allowance for doubtful accounts as of December 31:

(In Thousands)	2014	2013	2012
Beginning Balance	$7,172	$6,001	$4,768
Accounts written off	(79,054)	(34,723)	(30,609)
Bad debt expense	99,283	35,894	31,842
Ending Balance	$27,401	$7,172	$6,001
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 40 years for buildings and improvements and from one to 15 years for other depreciable property and equipment. Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and betterments are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $53.7 million, $53.3 million and $53.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $5.4 million, $3.3 million and $2.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The Company assesses its long-lived assets other than goodwill and other indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. When it is determined that the carrying values of the assets are not recoverable, the Company compares the carrying values of the assets to their fair values as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying value exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, as well as the net assets of the former RIMCO operating segment, met the held for sale classification criteria as of December 31, 2014 and 2013. After adjustment to fair value, the $6.4 million and $15.8 million carrying value of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2014 and 2013, respectively. The carrying value of assets held for sale at December 31, 2014 and 2013 were included in the Sales and Lease Ownership segment and the Other segment, respectively. In January 2014, the Company sold the 27 Company-operated RIMCO stores, which had a carrying value of $9.7 million as of December 31, 2013 (principally consisting of $7.2 million of lease merchandise and $2.5 million of property, plant and equipment). Refer to Note 4 to these consolidated financial statements for further discussion of the RIMCO disposal.
The Company estimated the fair values of real estate properties using the market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price. These properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.
During the years ended 2014, 2013 and 2012, the Company recorded impairment charges of $805,000, $3.8 million and $1.1 million, respectively. Such impairment charges related primarily to the impairment of various land outparcels and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion, as well as the sale of the net assets of the RIMCO disposal group, and are generally included in other operating (income) expense, net within the consolidated statements of earnings.
The disposal of assets held for sale resulted in the recognition of net losses of $754,000 in 2014 and net gains of $1.2 million in 2012. Gains and losses on the disposal of assets held for sale were not significant in 2013.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying value of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually and when events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
The Company has historically performed its annual goodwill impairment test as of September 30 each year for its Sales and Lease Ownership and HomeSmart reporting units. During the three months ended December 31, 2014, the Company voluntarily changed its annual impairment assessment date from September 30 to October 1 for those reporting units. Upon the acquisition of Progressive, the Company selected October 1 as the annual impairment assessment date for the goodwill of the Progressive reporting unit and its indefinite-lived intangible assets. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances. The change was made to align the annual goodwill impairment test for the Sales and Lease Ownership and HomeSmart reporting units with the annual goodwill impairment and indefinite-lived intangible asset tests for the Progressive reporting unit and to provide the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting.
In connection with the change in the date of the annual goodwill impairment test, the Company performed a goodwill impairment test as of both September 30, 2014 and October 1, 2014, and no impairment was identified. The change in accounting principle does not delay, accelerate or avoid an impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of October 1 for periods prior to October 1, 2014 without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2014.
The Company has deemed its operating segments to be reporting units due to the fact that the operations included in each operating segment have similar economic characteristics. As of December 31, 2014, the Company had five operating segments and reporting units: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. As of December 31, 2014, the Company’s Sales and Lease Ownership, Progressive and HomeSmart reporting units were the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31:

(In Thousands)	2014	2013
Sales and Lease Ownership	$226,828	$224,523
Progressive	289,184	—
HomeSmart	14,658	14,658
Total	$530,670	$239,181
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
During the performance of the annual assessment of goodwill for impairment in the 2014, 2013 and 2012 fiscal years, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart reporting unit. While no impairment was noted in our impairment testing, if profitability is delayed as a result of the significant start-up expenses associated with the HomeSmart stores, there could be a change in the valuation of the HomeSmart reporting unit that may result in the recognition of an impairment loss in future periods.
No new indications of impairment existed during the fourth quarter of 2014. As a result, no impairment testing was updated as of December 31, 2014.
Other Intangibles
Other intangibles include customer relationships, non-compete agreements and franchise development rights acquired in connection with store-based business acquisitions, as well as the identifiable intangible assets acquired as a result of the Progressive acquisition, which the Company records at the estimated fair value as of the acquisition date. The customer relationship intangible asset is amortized on a straight-line basis over a two-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over a three-year useful life. Acquired franchise development rights are amortized on a straight-line basis over the unexpired life of the franchisee’s ten year area development agreement. As more fully described in Note 2 to these consolidated financial statements, the Company amortizes the definite-lived intangible assets acquired as a result of the Progressive acquisition on a straight-line basis over periods ranging from one to three years for customer lease contracts and internal use software and ten to 12 years for technology and merchant relationships.
Indefinite-lived intangible assets represent the value of trade names and trademarks acquired as part of the Progressive acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name and trademark intangible asset and, therefore, the useful life is considered indefinite. Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. Upon the acquisition of Progressive, the Company selected October 1 as the annual impairment assessment date for goodwill of the Progressive reporting unit and its indefinite-lived intangible assets. The Company performs the impairment test for its indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. The Company estimates the fair value based on projected discounted future cash flows under a relief from royalty type method. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2014 and determined that no impairment had occurred.
Insurance Reserves
Estimated insurance reserves are accrued primarily for group health, general liability, automobile liability and workers compensation benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations amounted to approximately $2.7 million and $2.4 million as of December 31, 2014 and 2013, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2014	$(64)	$(64)
Other comprehensive loss	(26)	(26)
Balance at December 31, 2014	$(90)	$(90)
There were no reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2014.

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
Foreign Currency
The financial statements of international subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of international subsidiaries are recorded in accumulated other comprehensive income as a component of shareholders’ equity. Foreign currency transaction gains and losses are recorded as a component of other non-operating (expense) income, net in the consolidated statements of earnings and amounted to losses of approximately $2.3 million and $1.0 million during 2014 and 2013, respectively, and gains of $2.0 million during 2012.
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
Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-2”). ASU 2013-2 requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). ASU 2013-2 also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). ASU 2013-2 was effective for the Company beginning in 2013. The adoption of ASU 2013-2 did not have a material effect on the Company's consolidated financial statements.

NOTE 2: ACQUISITIONS
During the years ended December 31, 2014 and 2013, net cash payments related to the acquisitions of businesses and contracts were $700.5 million and $10.9 million, respectively. Cash payments made during the year ended December 31, 2014 were principally related to the April 2014 Progressive acquisition described below.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. Progressive contributed revenues of $549.5 million and earnings before income taxes of $4.6 million from April 14, 2014 through December 31, 2014.
The effect of the Company’s other acquisitions on the consolidated financial statements for the years ended December 31, 2014 and 2013 was not significant.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive, a leading virtual lease-to-own company, for a total purchase price of $705.8 million, inclusive of cash acquired of $5.8 million. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. The Company believes the Progressive acquisition will be strategically transformational and will strengthen its business.
The following table reconciles the total estimated purchase price of the Company’s acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Term Loan	126,250
Proceeds from Revolving Credit Facility	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Estimated Purchase Price	$705,810
Refer to Note 6 to these consolidated financial statements for additional information regarding the debt incurred to partially finance the Progressive acquisition.
The initial deferred cash consideration had amounts outstanding as of December 31, 2014 which consist of $3.6 million of merger consideration payable in January 2015, as well as $3.3 million in withheld escrow amounts.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. The primary escrow funds will be distributed 15 months from the April 14, 2014 closing date, after deducting for any claims. In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that the $15.8 million is fully recoverable from the secondary escrow account and has included this indemnification asset as a receivable in the Company’s preliminary acquisition accounting. The secondary escrow is subject to current and future claims of the Company and any remaining undisputed balance is payable to the sellers 36 months from the April 14, 2014 closing date.

Preliminary Acquisition Accounting
The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the Progressive acquisition as of the April 14, 2014 acquisition date, as well as adjustments made during the year ended December 31, 2014 (referred to as the “measurement period adjustments”):

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Estimated Purchase Price	$705,810	$—	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810	—	5,810
Receivables[3]	27,581	—	27,581
Lease Merchandise[2]	138,198	2,987	141,185
Property, Plant and Equipment	4,010	—	4,010
Other Intangibles[2,4]	333,000	(8,000)	325,000
Prepaid Expenses and Other Assets	893	—	893
Total Identifiable Assets Acquired	509,492	(5,013)	504,479
Accounts Payable and Accrued Expenses[2]	(23,342)	(5,762)	(29,104)
Deferred Income Taxes Payable[2]	(48,298)	(451)	(48,749)
Customer Deposits and Advance Payments	(10,000)	—	(10,000)
Total Liabilities Assumed	(81,640)	(6,213)	(87,853)
Goodwill[5]	277,958	11,226	289,184
Net Assets Acquired	$705,810	$—	$705,810
1 As previously reported in the notes to consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
2 The measurement period adjustments primarily related to the resolution of certain sales tax exposures and other tax contingencies subsequent to the acquisition date, which also impacted the fair value estimates of lease merchandise, as well as the finalization of appraisals of intangible assets by the Company’s independent consultants.
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
5 The total goodwill recognized in conjunction with the Progressive acquisition has been assigned to the Progressive operating segment. Of the goodwill recognized as part of this acquisition, $245.8 million is expected to be deductible for tax purposes. The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is related to synergistic value created from the combination of Progressive’s virtual customer payment capabilities with the Company’s leading traditional lease-to-own model. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.
The Company has made certain estimates in its acquisition accounting related to sales tax exposures and income tax accounts, as final pre-acquisition Progressive tax return information was not available as of December 31, 2014. The Company expects to complete its assessment of the sales tax and income tax effects of the acquisition accounting in the first quarter of 2015.

The estimated intangible assets attributable to the Progressive acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Internal Use Software	$14,000	3.0
Technology	66,000	10.0
Trade Names and Trademarks	53,000	Indefinite
Customer Lease Contracts[1]	11,000	1.0
Merchant Relationships	181,000	12.0
Total Acquired Intangible Assets[2]	$325,000
1 During the fourth quarter of 2014, the Company recorded adjustments to the customer lease contract intangible asset previously recorded based on the finalization of appraisals by the Company’s independent consultants. The measurement period adjustment resulted in a reduction of customer lease contract intangible assets and an increase in goodwill of $8.0 million and did not have a material effect on amortization expense in the consolidated financial statements in any period presented.
2 Acquired definite-lived intangible assets have a total weighted average life of 10.6 years.
During the year ended December 31, 2014, the Company incurred $6.6 million of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item “Progressive-related transaction costs” in the consolidated statements of earnings. In addition, during the year ended December 31, 2014, the Company incurred approximately $2.3 million in debt financing costs related to the $491.3 million of new indebtedness incurred to partially finance the acquisition, which has been capitalized as a component of prepaid expenses and other assets in the consolidated balance sheets.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Twelve Months Ended December 31,
	2014		2013
(In Thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$2,725,239	$2,894,413	$2,234,631	$2,638,582
Net Earnings	78,233	86,038	120,666	105,682
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

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

(In Thousands)	2014	2013
Trade Names and Trademarks	$53,000	$—
Goodwill	530,670	239,181
Indefinite-lived Intangible Assets	$583,670	$239,181
The increase in goodwill and trade name-related intangible assets in 2014 is primarily due to the acquisition of Progressive as described in Note 2 to these consolidated financial statements.
The following table provides information related to the carrying value of goodwill by operating segment:

(In Thousands)	Sales and Lease Ownership	Progressive	HomeSmart	Total
Balance at January 1, 2013	$219,547	$—	$14,648	$234,195
Acquisitions	5,429	—	—	5,429
Disposals	(499)	—	—	(499)
Purchase Price Adjustments	46	—	10	56
Balance at December 31, 2013	224,523	—	14,658	239,181
Acquisitions	3,629	277,958	—	281,587
Disposals	(1,321)	—	—	(1,321)
Purchase Price Adjustments	(3)	11,226	—	11,223
Balance at December 31, 2014	$226,828	$289,184	$14,658	$530,670
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2014			2013
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$1,064	$(554)	$510	$2,282	$(1,463)	$819
Non-Compete Agreements	1,906	(1,261)	645	3,265	(2,001)	1,264
Acquired Franchise Development Rights	2,751	(1,624)	1,127	3,529	(2,077)	1,452
Internal Use Software	14,000	(3,331)	10,669	—	—	—
Technology	66,000	(4,712)	61,288	—	—	—
Customer Lease Contracts	11,000	(11,000)	—	—	—	—
Merchant Relationships	181,000	(10,768)	170,232	—	—	—
Total	$277,721	$(33,250)	$244,471	$9,076	$(5,541)	$3,535
The increase in definite-lived intangible assets in 2014 is primarily due to the acquisition of Progressive as described in Note 2 to these consolidated financial statements.

Total amortization expense of definite-lived intangible assets, included in operating expenses in the accompanying consolidated statements of earnings, was $31.9 million, $3.7 million and $3.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2015	$27,496
2016	26,978
2017	23,311
2018	21,800
2019	21,734
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2014			December 31, 2013
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,677)	$—	$—	$(12,557)	$—
The Company maintains a deferred compensation plan as described in Note 15 to these consolidated financial statements. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt “mirror” funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2014			December 31, 2013
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,356	$—	$—	$15,840	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings, as well as the net assets of the former RIMCO operating segment, principally consisting of lease merchandise, office furniture and leasehold improvements, which have been included in the Other segment assets as of December 31, 2013. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating (income) expense, net. The Company estimated the fair values of real estate properties using the market values for similar properties and estimated the fair value of the RIMCO disposal group based upon expectations of a sale price.
In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which leased automobile tires, wheels and rims under sales and lease ownership agreements. The Company received total cash consideration of $10.0 million from a third party. During the year ended December 2013, the Company recognized impairment charges of $766,000 related to the write-down of the net assets of the RIMCO disposal group to fair value less cost to sell. During the year ended December 31, 2014, the Company recognized a net loss on the sale of the RIMCO disposal group of $762,000, which has been included in other operating (income) expense, net in the Company's results of operations. The Company expects any additional charges associated with the disposal of the former RIMCO segment to be immaterial to future results of operations.

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2014			December 31, 2013
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Corporate Bonds [1]	$—	$—	$—	$—	$91,785	$—
Perfect Home Notes [2]	—	—	21,311	—	—	20,661
Fixed-Rate Long Term Debt [3]	—	(429,049)	—	—	(130,687)	—
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
3 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $400.0 million and $125.0 million at December 31, 2014 and December 31, 2013, respectively.
During the year ended December 31, 2014, the Company sold all of its investments in corporate bonds that were classified as held-to-maturity securities due to the Progressive acquisition. The amortized cost of the investments sold was $68.7 million, and a net realized gain of approximately $95,000 was recorded.
The Company has the positive intent and ability to hold its investment in Perfect Home notes to maturity. Accordingly, the Company classifies its Perfect Home notes, which mature in 2015, as held-to-maturity securities and carries the investment at amortized cost in the consolidated balance sheets.
At December 31, 2014 and 2013, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
2014
Corporate Bonds	$—	$—	$—	$—
Perfect Home Notes	21,311	—	—	21,311
Total	$21,311	$—	$—	$21,311
2013
Corporate Bonds	$91,730	$98	$(43)	$91,785
Perfect Home Notes	20,661	—	—	20,661
Total	$112,391	$98	$(43)	$112,446
Information pertaining to held-to-maturity securities with gross unrealized losses is as follows.

	Less than 12 months		12 months or longer		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014
Corporate Bonds	$—	$—	$—	$—	$—	$—
December 31, 2013
Corporate Bonds	$28,839	$(40)	$2,614	$(3)	$31,453	$(43)
The unrealized losses relate principally to the increases in short-term market interest rates that occurred since the securities were purchased. As of December 31, 2013, 18 of the 48 securities were in an unrealized loss position and the Company expected the fair value to recover as the securities approached their maturities or if market yields for such investments declined. As a result of management’s analysis and review, no declines were deemed to be other than temporary as of December 31, 2013.

The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of December 31, 2014. While no impairment was noted during 2014, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
Following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2014	2013
Land	$24,861	$26,021
Buildings and Improvements	83,053	84,520
Leasehold Improvements and Signs	107,380	120,702
Fixtures and Equipment[1]	196,965	172,483
Assets Under Capital Leases:
with Related Parties	10,573	10,574
with Unrelated Parties	10,564	10,550
Construction in Progress	2,086	4,347
	435,482	429,197
Less: Accumulated Depreciation and Amortization	(216,065)	(197,904)
	$219,417	$231,293

[1]
Includes internal-use software development costs of $50.3 million and $36.3 million as of December 31, 2014 and 2013, respectively. Accumulated amortization of internal-use software development costs amounted to $14.8 million and $9.5 million as of December 31, 2014 and 2013, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.7 million, $1.7 million and $1.2 million in 2014, 2013 and 2012, respectively. Capital leases consist of buildings and improvements. Assets under capital leases with related parties included $6.9 million and $5.8 million in accumulated depreciation and amortization as of December 31, 2014 and 2013, respectively. Assets under capital leases with unrelated parties included $5.7 million and $5.1 million in accumulated depreciation and amortization as of December 31, 2014 and 2013, respectively.
NOTE 6: INDEBTEDNESS
Following is a summary of the Company’s debt at December 31:

(In Thousands)	2014	2013
Revolving Facility	$69,116	$—
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	100,000	125,000
Term Loan, Due in Installments through December 2019	121,875	—
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	300,000	—
Capital Lease Obligation:
with Related Parties	6,157	7,412
with Unrelated Parties	5,684	7,042
Other Debt	3,250	3,250
	$606,082	$142,704
Revolving Credit Agreement and Term Loan
In connection with the April 14, 2014 acquisition of Progressive, the Company amended and restated its revolving credit agreement to, among other things, (i) provide for a new $126.3 million term loan, which was fully funded at closing, and (ii) increase the revolving credit commitments from $140.0 million to $200.0 million (including increases in the existing letter of credit subfacility from $10.0 million to $20.0 million and the existing swingline loan subfacility from $15.0 million to $25.0 million). The amendments also, among other things, conform the covenants, representations, warranties and events of default to those contained in the 2014 note purchase agreements described below, to contemplate the acquisition of Progressive, to authorize the new 2014 senior notes and to increase the applicable margin for Eurodollar loans under the credit facility.

On December 9, 2014, the Company entered into the first amendment to this agreement to, among other things, (i) extend the maturity date for an additional five year period, (ii) increase the revolving credit commitments to an aggregate principal amount of up to $225.0 million, (iii) provide for the extension of an additional term loan advance in the aggregate amount of $1.9 million, (iv) modify the amortization payments in respect of the term loan facility to provide for equal quarterly installments of $3.1 million, payable on the last day of each March, June, September and December, commencing on December 31, 2014, (v) provide for the joinder of certain new banks and other financial institutions as lenders, (vi) amend and restate certain schedules, (vii) modify certain financial covenants and related financial terms consistent with the financial covenant modifications in the franchise loan program discussed in Note 8 and (viii) add and modify certain other terms, covenants and representations and warranties.
The revolving credit and term loan agreement, which expires December 9, 2019, permits the Company to borrow, subject to certain terms and conditions, on an unsecured basis up to $225.0 million in revolving loans and also provides for an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to $200.0 million, with such additional credit extensions provided by one or more lenders thereunder at their sole discretion.
The revolving credit borrowings and term loans bear interest at the lower of the lender's prime rate or one-month LIBOR plus a margin ranging from 1.75% to 2.25% as determined by the Company's ratio of total debt to EBITDA. The weighted-average interest rate for revolving credit borrowings and term loans outstanding as of December 31, 2014 was approximately 2.16%.
The Company pays a commitment fee on unused balances, which ranges from .15% to .30% as determined by the Company's ratio of total debt to EBITDA. As of December 31, 2014, $155.9 million was available for borrowings under the revolving credit agreement.
The revolving credit and term loan agreement, senior unsecured notes discussed below and franchise loan program discussed in Note 8 contain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts would become due immediately. Under the Company’s revolving credit and term loan agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment.
At December 31, 2014, the Company was in compliance with all covenants.
Senior Unsecured Notes
2011 Note Purchase Agreement
On April 14, 2014, the Company entered into the third amendment to its note purchase agreement dated as of July 5, 2011 with several insurance companies. Pursuant to the note purchase agreement, the Company and certain of its subsidiaries as co-obligors previously issued $125.0 million in senior unsecured notes to the purchasers in a private placement. Payments of interest commenced on July 27, 2011 and are due quarterly, and principal payments of $25.0 million commenced on April 27, 2014 and are due annually until maturity. The maturity of the note purchase agreement remained at April 27, 2018.
The amendment revised the 2011 note purchase agreement to, among other things, replace the interest rate of 3.75% per year with an interest rate of 3.95% commencing April 28, 2014, conform the covenants, representations, warranties and events of default to the changes reflected in the revolving credit and term loan agreement, to contemplate the acquisition of Progressive and to authorize the new 2014 senior unsecured notes.
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

The 2014 note purchase agreements contain financial maintenance covenants, negative covenants regarding the Company’s other indebtedness, its guarantees and investments, and other customary covenants substantially similar to the covenants in the Company’s 2011 note purchase agreement, revolving credit and term loan agreement and franchisee loan program, as modified by the amendments described herein. The Company used the net proceeds of the sale of the senior unsecured notes to the purchasers to partially pay for the Progressive acquisition.
On December 9, 2014, the Company entered into the fourth amendment to the 2011 note purchase agreement and the first amendment to the 2014 note purchase agreements to, among other things, conform the financial covenants and certain other covenants, terms and provisions to substantially reflect the same changes made to comparable covenants, terms and provisions in the franchisee loan program and in the revolving credit and term loan agreement, as modified by the amendments described herein. The Company remains subject to financial covenants under the 2011 note purchase agreement and the 2014 note purchase agreements, including maintaining a ratio of debt to earnings before interest, taxes, depreciation and amortization and a minimum fixed charge coverage ratio.
Capital Leases with Related Parties
As of December 31, 2014, the Company had 19 capital leases with a limited liability company (“LLC”) controlled by a group of executives, including a former Chairman of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $788,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $1.2 million. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 10.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Other Debt
Other debt at December 31, 2014 and 2013 includes $3.3 million of industrial development corporation revenue bonds. The weighted-average interest rate on the outstanding bonds was .24% and .25% as of December 31, 2014 and 2013, respectively. No principal payments are due on the bonds until maturity in October 2015.
Future maturities under the Company’s debt and capital lease obligations are as follows:

(In Thousands)
2015	$112,597
2016	40,207
2017	100,140
2018	98,857
2019	133,190
Thereafter	121,091
$606,082

NOTE 7: INCOME TAXES
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2014	2013	2012
Current Income Tax Expense:
Federal	$41,946	$91,664	$116,234
State	8,682	9,393	10,819
	50,628	101,057	127,053
Deferred Income Tax (Benefit):
Federal	(3,314)	(35,941)	(23,035)
State	(3,843)	(822)	(206)
	(7,157)	(36,763)	(23,241)
	$43,471	$64,294	$103,812
At December 31, 2011, the Company had a federal net operating loss (“NOL”) carryforward of approximately $31.2 million available to offset future taxable income. The entire NOL carryforward was utilized during 2012.
As a result of the extended bonus depreciation provisions in the Tax Increase Prevention Act of 2014, the Company paid more than anticipated for the 2014 federal tax liability. The 2014 act provided an estimated tax deferral of approximately $126.0 million. The Company filed for and received a refund of $100.0 million in January 2015.

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2014	2013
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$228,002	$249,192
Goodwill & Other Intangibles	40,644	34,512
Investment in Partnership	61,342	—
Other, Net	1,866	2,782
Total Deferred Tax Liabilities	331,854	286,486
Deferred Tax Assets:
Accrued Liabilities	42,024	36,778
Advance Payments	14,272	15,400
Other, Net	7,713	8,032
Total Deferred Tax Assets	64,009	60,210
Less Valuation Allowance	(706)	(682)
Net Deferred Tax Liabilities	$268,551	$226,958
The Company’s effective tax rate differs from the statutory United States Federal income tax rate for the years ended December 31 as follows:

	2014	2013	2012
Statutory Rate	35.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.6	3.1	2.5
Federal Tax Credits	(1.8)	(1.7)	(.1)
Other, Net	(.1)	(1.6)	.1
Effective Tax Rate	35.7%	34.8%	37.5%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2011.

The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2014	2013	2012
Balance at January 1,	$1,960	$1,258	$1,412
Additions Based on Tax Positions Related to the Current Year	311	454	178
Additions for Tax Positions of Prior Years	928	423	83
Prior Year Reductions	(370)	(5)	(315)
Statute Expirations	(94)	(85)	(83)
Settlements	(91)	(85)	(17)
Balance at December 31,	$2,644	$1,960	$1,258
As of December 31, 2014 and 2013, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.1 million and $1.5 million, respectively, including interest and penalties.
During the years ended December 31, 2014 and 2013, the Company recognized interest and penalties of $286,000 and $76,000, respectively. During the year ended December 31, 2012, the Company recognized a net benefit of $126,000 related to interest and penalties. The Company had $499,000 and $278,000 of accrued interest and penalties at December 31, 2014 and 2013, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, as well as corporate management and call center space for Progressive’s operations, under operating leases expiring at various times through 2029. The Company also leases certain properties under capital leases that are more fully described in Note 6 to these consolidated financial statements. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related lease expense on a straight-line basis over the lease term. The Company also leases computer equipment and transportation vehicles under operating leases expiring during the next four years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2014 are as follows:

(In Thousands)
2015	$116,564
2016	95,403
2017	75,667
2018	59,093
2019	46,842
Thereafter	125,725
$519,294
Rental expense was $116.4 million in 2014, $110.0 million in 2013 and $102.0 million in 2012. Rental expense for the year ended December 31, 2014 included $4.8 million related to the closure of 44 Company-operated stores in 2014, as discussed in Note 9 to these consolidated financial statements. These costs were included in the line item “Restructuring expenses” in the consolidated statements of earnings. All other rental expense was included as a component of operating expenses in the consolidated statements of earnings.
Sublease income was $3.9 million in 2014, $2.6 million in 2013 and $3.1 million in 2012. The Company has anticipated future sublease rental income of $4.5 million in 2015, $3.9 million in 2016, $3.3 million in 2017, $3.0 million in 2018, $2.5 million in 2019 and $5.2 million thereafter through 2026. Sublease income is included in other revenues in the consolidated statements of earnings.

Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2014, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $89.8 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is approximately $1.4 million as of December 31, 2014.
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
On December 9, 2014, the Company amended its third amended and restated loan facility to, among other things, (i) extend the maturity date to December 9, 2015, (ii) modify certain financial covenants to make them more favorable to the Company, as more fully described in Note 6 to these consolidated financial statements, (iii) provide for the joinder of certain new banks and other financial institutions as participants, (iv) amend and restate certain schedules and (v) add and modify certain other terms, covenants and representations and warranties.
The maximum facility commitment amount under the franchise loan program is $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than in the Province of Quebec) of Cdn $50 million. The Company remains subject to the financial covenants under the franchise loan facility.
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
At December 31, 2014, the Company had accrued $33.6 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss, and mostly related to the now-settled regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.0 million.
At December 31, 2014, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $158,000 to $467,000. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

Labor and Employment
In Kunstmann et al v. Aaron Rents, Inc., filed with the United States District Court, Northern District of Alabama (Case No.: 2:08-CV-01969-KOB-JEO) on October 22, 2008, plaintiffs alleged that the Company improperly classified store general managers as exempt from the overtime provisions of the Fair Labor Standards Act (“FLSA”). The case was conditionally certified as an FLSA collective action on January 25, 2010. Plaintiffs sought to recover unpaid overtime compensation and other damages. In July 2014, the parties engaged in a successful mediation of this case and reached an agreement in principle to settle the matter for an immaterial amount. On October 16, 2014, the Court approved the parties’ settlement documents and order, and the case is now closed.
The matter of Kurtis Jewell v. Aaron’s, Inc., was originally filed in the United States District Court, Northern District of Ohio, Eastern Division on October 27, 2011 and was transferred on February 23, 2012 to the United States District Court for the Northern District of Georgia (Civil No.:1:12-CV-00563-AT). Plaintiff, on behalf of himself and all other non-exempt employees who worked in Company stores, alleged that the Company violated the FLSA when it automatically deducted 30 minutes from employees' time for meal breaks on days when plaintiffs allegedly did not take their meal breaks. On June 28, 2012, the Court granted conditional certification of a class, and in August 2014, the parties resumed a previous mediation and reached an agreement to settle the case. The court approved the settlement and the case is now closed.
In Daniel Antoine v. Aaron’s, Inc., filed in U.S. District Court for the Northern District of Georgia (Civil No.:1-14-CV-02120-AT-WEJ), on July 3, 2014, plaintiff alleged that the Company violated his rights and the rights of putative class members under the Fair Credit Reporting Act by refusing to hire plaintiff and other applicants based upon pre-employment background check reports without first sending such background reports and a pre-adverse action notice to the applicants. In December 2014 the parties reached an agreement to settle the case. The proposed settlement documents are in process.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation on all contracts issued in New Jersey, and also claim that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company has filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion was denied by the magistrate judge on June 30, 2014, but an appeal of that ruling is pending with the District Court.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs seek monetary damages as well as injunctive relief. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiffs requested and received immediate appellate review of these rulings by the U.S. Third Circuit Court of Appeals. Oral argument was heard on January 23, 2015, and a decision is pending.

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
Other Commitments
At December 31, 2014, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $20.8 million. Payments under these commitments are scheduled to be $18.0 million in 2015, $1.7 million in 2016, $776,000 in 2017 and $363,000 in 2018.

The Company maintains a 401(k) savings plan for all its full-time employees with at least one year of service and who meet certain eligibility requirements. As of December 31, 2014, the plan allows employees to contribute up to 100% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of 4% matching compensation. The Company’s expense related to the plan was $4.3 million in 2014, $3.3 million in 2013, and $999,000 in 2012.
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

NOTE 9.	RESTRUCTURING
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed. As a result of this evaluation and other cost-reduction initiatives, during the year ended December 31, 2014, the Company closed 44 underperforming Company-operated stores and restructured its home office and field support to more closely align with current business conditions. The restructuring was completed during the third quarter of 2014 and total restructuring charges of $9.1 million were recorded during the year ended December 31, 2014, principally comprised of $4.8 million related to contractual lease obligations, $3.3 million related to the write-off and impairment of property, plant and equipment and $620,000 related to workforce reductions. These costs were included in the line item “Restructuring Expenses” in the consolidated statements of earnings.
Total restructuring charges of $4.8 million have been included in the Sales and Lease Ownership segment results and total restructuring charges of $4.3 million have been included in the Other segment results. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the balances and activity related to the restructuring charges for the year ended December 31, 2014:

(In Thousands)	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at January 1, 2014	$—	$—	$—	$—	$—
Restructuring Expenses	4,797	620	3,328	395	9,140
Payments	(1,570)	(620)	—	—	(2,190)
Impairment and Assets Written Off	—	—	(3,328)	(395)	(3,723)
Balance at December 31, 2014	$3,227	$—	$—	$—	$3,227
NOTE 10: SHAREHOLDERS’ EQUITY
The Company held 18,263,589 shares in its treasury and was authorized to purchase an additional 10,496,421 shares at December 31, 2014. The holders of common stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by its Board of Directors out of legally available funds. The Company repurchased 1,000,952 shares of its common stock in 2014 and 3,502,627 shares of its common stock in 2013 through an accelerated share repurchase program.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2014, no preferred shares have been issued.
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
NOTE 11: STOCK OPTIONS AND RESTRICTED STOCK
The Company grants stock options, restricted stock units, restricted stock awards and performance share units to certain employees and directors of the Company under the 2001 Stock Option and Incentive Award Plan (the “2001 Incentive Award Plan”). This plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009. As of December 31, 2014, the aggregate number of shares of common stock that may be issued or transferred under the 2011 Incentive Award Plan is 13,825,827.
Total stock-based compensation expense was $10.9 million, $2.3 million and $6.5 million in 2014, 2013 and 2012, respectively. Stock-based compensation expense for the year ended December 31, 2014 included $5.1 million related to the accelerated vesting of restricted stock and stock options upon the retirement of the Company’s Chief Executive Officer in 2014, as provided for in his employment agreement. These costs were included in the line item “Retirement and Vacation Charges” in the consolidated statements of earnings. All other stock-based compensation expense was included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $3.8 million, $889,000 and $2.4 million in 2014, 2013 and 2012, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in financing cash flows, were $1.4 million, $1.4 million and $6.0 million for the years ended 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was $16.5 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 2.6 years.
Stock Options
Under the Company’s 2001 Incentive Award Plan, options granted to date become exercisable after a period of one to five years and unexercised options lapse ten years after the date of the grant. Options are subject to forfeiture upon termination of service. The Company recognizes compensation expense for awards with graded vesting on a straight-line basis over the requisite service period for each separately vesting portion of the award. Shares are issued from the Company’s treasury shares upon share option exercises.
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and market price of the underlying common stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.

The Company granted 351,000 stock options during 2014. No stock options were granted in 2013 or 2012. The weighted-average fair value of options granted in 2014 and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

2014
Dividend Yield	.3%
Expected Volatility	31.9%
Risk-free Interest Rate	1.9%
Expected Term (in years)	6.2
Weighted-average Fair Value of Stock Options Granted	$9.61
The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2014	Weighted Average Exercise Price
$10.01-15.00	236,250	3.79	$14.11	236,250	$14.11
15.01-20.00	112,500	5.15	19.92	52,500	19.92
20.01-25.00	7,521	9.85	24.98	—	—
25.01-30.29	267,243	9.62	28.65	—	—
10.01-30.29	623,514	6.61	21.52	288,750	15.16
The table below summarizes option activity for the year ended December 31, 2014:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2014	687	$15.95
Granted	351	28.82
Exercised	(307)	15.60
Forfeited/expired	(107)	26.72
Outstanding at December 31, 2014	624	21.52	6.61	$5,643	$8.35
Expected to Vest at December 31, 2014	323	27.27	8.96	1,065	9.81
Exercisable at December 31, 2014	289	15.16	4.04	4,449	6.60
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2014 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $4.4 million, $11.0 million and $20.0 million in 2014, 2013 and 2012, respectively. The total grant-date fair value of options vested was $1.3 million, $2.7 million and $2.2 million in 2014, 2013 and 2012, respectively.
Restricted Stock
Shares of restricted stock or restricted stock units (collectively, “restricted stock”) may be granted to employees and directors under the 2001 Incentive Award Plan and typically vest over approximately one to five year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is based on the fair market value of the Company’s common stock on the date of grant. The Company recognizes the fair value of time-based restricted stock as compensation expense on a straight-line basis over the vesting period.
In 2011, the Company established a restricted stock program as a component of the 2001 Incentive Award Plan, referred to as the Aaron’s Management Performance Plan (“AMP Plan”). Under the AMP Plan, which expired on December 31, 2012, restricted shares were granted quarterly to eligible participants upon achievement of certain pre-tax profit and revenue levels by the employees’ operating units or the overall Company. Restricted stock granted under the AMP Plan vests over four to five years from the date of grant. Plan participants included certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers.
During 2012 and 2013, the Company granted performance-based restricted stock to certain executive officers. The performance-based restricted stock under this program is released at the completion of a three-year period only upon the achievement of specific performance criteria over three annual performance periods. The compensation expense associated with these awards is amortized ratably over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned.
The Company granted 548,000, 307,000 and 368,000 shares of restricted stock at weighted-average fair values of $29.11, $29.23 and $26.08 in 2014, 2013 and 2012, respectively. The following table summarizes information about restricted stock activity during 2014:

	Restricted Stock (In Thousands)		Weighted Average Fair Value
Non-vested at January 1, 2014	682		$25.77
Granted	548		29.11
Vested	(365)		24.21
Forfeited	(167)		27.69
Non-vested at December 31, 2014	698	[1]	28.75
1 The outstanding non-vested restricted stock as of December 31, 2014 includes 75,000 shares that are subject to performance conditions.
The total vest-date fair value of restricted stock and the performance share units described below that vested during the year was $11.1 million, $184,000 and $2.2 million in 2014, 2013 and 2012, respectively.
Performance Share Units
In 2014, as part of the Company’s long-term incentive compensation program (“LTIP Plan”) and pursuant to the Company’s 2001 Incentive Award Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers. For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of certain pre-tax profit and revenue levels of the Company. If the performance criteria are met, the award is earned, which is then subject to a holding period of two years in order for the shares to be released. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
The compensation expense associated with these awards is amortized ratably over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
The following table summarizes information about performance share unit activity during 2014:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2014	—	$—
Granted	167	32.14
Vested	(36)	32.48
Forfeited/unearned	(20)	32.22
Non-vested at December 31, 2014	111	32.01

Retirement-Related Modifications
In connection with the retirement of the Company’s founder and Chairman of the Board in 2012, during the year ended December 31, 2012, the Company recorded a $10.4 million charge to operating expenses, of which $1.7 million related to the accelerated vesting of 75,000 shares of restricted stock and 25,000 stock options. The total incremental cost resulting from the modification, due primarily to increases in the Company’s stock price as of the modification date compared to the grant date, was $1.2 million in 2012. There were no similar modification charges in 2014 or 2013.
NOTE 12: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2014, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions through over 15,000 retail locations. The HomeSmart division was established to offer furniture, electronics, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the sales and lease ownership division revenues and certain other items are presented on a cash basis. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit affects inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

Information on segments and a reconciliation to earnings before income taxes are as follows for the years ended December 31:

(In Thousands)	2014	2013	2012
Revenues From External Customers:
Sales and Lease Ownership	$2,037,101	$2,076,269	$2,068,124
Progressive	549,548	—	—
HomeSmart	64,276	62,840	55,226
Franchise	65,902	68,575	66,655
Manufacturing	104,058	106,523	95,693
Other	2,969	22,158	19,688
Revenues of Reportable Segments	2,823,854	2,336,365	2,305,386
Elimination of Intersegment Revenues	(102,296)	(103,834)	(95,150)
Cash to Accrual Adjustments	3,681	2,100	2,591
Total Revenues from External Customers	$2,725,239	$2,234,631	$2,212,827

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$140,854	$183,965	$244,014
Progressive	4,603	—	—
HomeSmart	(2,643)	(3,428)	(6,962)
Franchise	50,504	54,171	52,672
Manufacturing	860	107	382
Other	(75,905)	(56,114)	(12,337)
Earnings Before Income Taxes for Reportable Segments	118,273	178,701	277,769
Elimination of Intersegment Profit	(813)	(94)	(393)
Cash to Accrual and Other Adjustments	4,244	6,353	(521)
Total Earnings Before Income Taxes	$121,704	$184,960	$276,855

Assets:
Sales and Lease Ownership	$1,246,325	$1,431,720	$1,410,075
Progressive	858,159	—	—
HomeSmart	47,585	47,970	58,347
Franchise	46,755	47,788	53,820
Manufacturing[1]	23,050	24,305	24,787
Other	234,970	275,393	265,900
Total Assets	$2,456,844	$1,827,176	$1,812,929
1  Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $13.2 million, $14.0 million and $14.1 million as of December 31, 2014, 2013 and 2012, respectively.

(In Thousands)	2014	2013	2012
Depreciation and Amortization:
Sales and Lease Ownership	$633,119	$639,951	$619,133
Progressive	346,343	—	—
HomeSmart	22,407	23,977	20,482
Franchise	1,599	1,781	1,787
Manufacturing	1,649	2,081	4,430
Other	13,117	17,315	12,503
Total Depreciation and Amortization	$1,018,234	$685,105	$658,335

Interest Expense:
Sales and Lease Ownership	$7,834	$7,070	$7,589
Progressive	14,992	—	—
HomeSmart	922	916	846
Franchise	—	—	—
Manufacturing	50	80	106
Other	(4,583)	(2,453)	(2,149)
Total Interest Expense	$19,215	$5,613	$6,392

Capital Expenditures:
Sales and Lease Ownership	$24,135	$30,831	$33,460
Progressive	1,625	—	—
HomeSmart	1,020	994	4,121
Franchise	—	—	—
Manufacturing	1,477	1,531	4,493
Other	19,308	24,789	22,999
Total Capital Expenditures	$47,565	$58,145	$65,073

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$179	$300	$308

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$776	$1,021	$1,391
Revenues in the Other segment are primarily attributable to (i) the RIMCO segment through the date of sale in January 2014 (ii) leasing space to unrelated third parties in the corporate headquarters building, (iii) revenues of the Aaron’s Office Furniture division through the date of sale in August 2012 and (iv) several minor unrelated activities. The pre-tax losses in the Other segment are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.
In 2014, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included $4.8 million of restructuring charges related to the Company's strategic decision to close 44 Company-operated stores.

•
Other segment loss before income taxes included $13.7 million in financial and advisory costs related to addressing strategic matters, including proxy contests, $4.3 million of restructuring charges in connection with the store closures noted above, $9.1 million of charges associated with the retirement of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.

In 2013, the results of the Company's operating segments were impacted by the following items:

•
Other segment loss before income taxes included $28.4 million related to an accrual for loss contingencies for the then-pending regulatory investigation by the California Attorney General and $4.9 million related to retirement expense and a change in vacation policies.

In 2012, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included a $35.5 million reversal of a previously accrued lawsuit loss contingency.

•	Other segment loss before income taxes included $10.4 million in retirement charges associated with the retirement of the Company’s founder and Chairman of the Board.
NOTE 13: RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 6 above.
NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Certain reclassifications have been made to prior quarters to conform to the current period presentation.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Revenues	$585,423	$672,510	$707,564	$759,742
Gross Profit *	292,393	319,405	322,686	331,837
Earnings Before Income Taxes	60,710	13,562	13,199	34,233
Net Earnings	38,339	8,505	9,295	22,094
Earnings Per Share	.53	.12	.13	.30
Earnings Per Share Assuming Dilution	.53	.12	.13	.30
Year Ended December 31, 2013
Revenues	$593,010	$550,545	$537,224	$553,852
Gross Profit *	302,439	282,276	265,056	263,080
Earnings Before Income Taxes	81,042	40,387	29,420	34,111
Net Earnings	51,000	25,854	21,138	22,674
Earnings Per Share	.67	.34	.28	.30
Earnings Per Share Assuming Dilution	.67	.34	.28	.30
* Gross profit is the sum of lease revenues and fees, retail sales, and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.
The comparability of the Company's quarterly financial results during 2014 and 2013 was impacted by certain events, as described below on a pre-tax basis:

•
The first quarter of 2014 included an $872,000 charge for financial advisory and legal costs related to addressing strategic matters, including proxy contests, and $803,000 in transaction costs related to the Progressive acquisition.

•
The second quarter of 2014 included an additional $12.4 million charge for the financial advisory and legal costs related to now-resolved strategic matters, an additional $5.5 million in transaction costs in connection with the Progressive acquisition and $2.3 million in leasehold improvement impairment charges related to the closure of 44 Company-operated stores announced July 15, 2014.

•
The third quarter of 2014 included an additional $385,000 charge for financial advisory and legal costs related to now-resolved strategic matters, an additional $6.9 million in restructuring charges related to the store closures noted above, $9.1 million due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, an additional $371,000 in transaction costs related to the acquisition of Progressive and regulatory income of $1.2 million that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing and privacy practices.

•
The second quarter of 2013 included a $15.0 million charge related to an accrual for loss contingencies for the then-pending regulatory investigation by the California Attorney General and a $4.9 million charge related to retirement expenses and a change in vacation policies.

•	The third quarter of 2013 included an additional $13.4 million charge related to the then-pending regulatory investigation.

NOTE 15: DEFERRED COMPENSATION PLAN
The Aaron’s, Inc. Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 100% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of both their cash and stock director fees.
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was approximately $12.7 million and $12.6 million as of December 31, 2014 and 2013, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $14.5 million and $14.1 million as of December 31, 2014 and 2013, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions totaled $89,000, $139,000 and $285,000 in 2014, 2013 and 2012, respectively. Benefits of $1.9 million, $1.3 million and $616,000 were paid during the years ended December 31, 2014, 2013 and 2012, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2014. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions “Executive Officers Who Are Not Directors”, “Composition, Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.aarons.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our website at http://www.aarons.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2014,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal Year 2014,” “Non-Qualified Deferred Compensation as of December 31, 2014,” “Potential Payments Upon Termination or Change in Control,” “Non-Management Director Compensation in 2014,” “Employment Agreements with Named Executive Officers,” “Executive Bonus Plan,” “Amended and Restated 2001 Stock Option and Incentive Award Plan,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item is contained under the captions “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2014 and 2013
Consolidated Statements of Earnings—Years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income—Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

Plans of Acquisition
2.1†
Agreement and Plan of Merger, dated April 14, 2014, by and among the Company, Progressive Finance Holdings, LLC, Virtual Acquisition Company, LLC, and John W. Robinson, III in his capacity as the representative of the selling unitholders (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 15, 2014).

2.2†
Purchase Agreement, dated April 14, 2014, by and among the Company, SP GE VIII-B Progressive Blocker Corp., SP SD IV-B Progressive Blocker Corp., Summit Partners Growth Equity Fund VIII-B, L.P., and Summit Partners Subordinated Debt Fund IV-B, L.P. (incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 15, 2014).

Articles of Incorporation and Bylaws
3(i)
Amended and Restated Articles of Incorporation of Aaron's, Inc. (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

3(ii)
Amended and Restated By-laws of Aaron's, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

Instruments Defining the Rights of Security Holders, Including Indentures
4
Specimen of Form of Stock Certificate Representing Shares of Common Stock of the Registrant, par value $0.50 per share (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 10, 2010).

Material Contracts
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

10.4
Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of December 19, 2012 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012).

10.5
Amendment No. 2 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.6
Amendment No. 3 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of April 14, 2014 and Form of Senior Note (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.7*	Amendment No. 4 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of December 9, 2014.
10.8
Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.9*
Amendment No. 1 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of December 9, 2014 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A Senior Notes Due April 14, 2021 and Form of Senior Note.

10.10
Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.11*
Amendment No. 1 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and purchasers dated as of December 9, 2014 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Notes.

10.12
Revolving Credit Agreement, dated as of May 23, 2008, among Aaron Rents, Inc., as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2008).

10.13
First Amendment made and entered into on March 31, 2011 to the Revolving Credit Agreement, dated as of May 23, 2008, by and among Aaron's, Inc., each of the other lending institutions party thereto as participants, and SunTrust Bank as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the SEC on May 4, 2011).

10.14
Second Amendment to Revolving Credit Agreement, by and among Aaron's, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the other financial institutions party thereto as lenders, dated as of May 18, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2011).

10.15
Third Amendment made and entered into as of July 1, 2011 to Revolving Credit Agreement dated as of May 23, 2008 by and among Aaron's, Inc., the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2011).

10.16
Fourth Amendment to Revolving Credit Agreement, by and among Aaron's, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of December 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.17
Fifth Amendment to Revolving Credit Agreement, by and among Aaron's, Inc., as borrower, SunTrust Bank, as administrative agent, and each of the lending institutions party thereto as lenders, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.18
Amended and Restated Revolving Credit and Term Loan Agreement, by and among Aaron's, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated as of April 14, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.19*
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, by and among Aaron's, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated December 9, 2014.

10.20
Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., SunTrust Bank, as servicer, and the other financial institutions party thereto as participants, dated as of June 18, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 24, 2010).

10.21
First Amendment made and entered into as of March 31, 2011 to the Second Amended and Restated Loan Facility Agreement and Guaranty, dated as of June 18, 2010, by and among Aaron's, Inc. as sponsor, each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 4, 2011).

10.22
Second Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of May 18, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2011).

10.23
Third Amendment made and entered into as of July 1, 2011 to Second Amended and Restated Loan Facility Agreement and Guaranty dated as of June 18, 2010 by and among Aaron's, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on From 8-K filed with July 8, 2011).

10.24
Fourth Amendment made and entered into as of May 16, 2012 to Second Amended and Restated Loan Facility Agreement and Guarantee dated as of June 18, 2010 by and among Aaron's, Inc. as sponsor, SunTrust Bank and each of the other lending institutions party thereto as participants, and SunTrust Bank as servicer (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013).

10.25
Fifth Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of December 13, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012).

10.26
Sixth Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.27
Seventh Amendment to Second Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other financial institutions party thereto as participants, dated as of December 12, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.28
Third Amended and Restated Loan Facility Agreement and Guaranty, by and among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated as of April 14, 2014 (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.29*
First Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated December 9, 2014.

10.30
Fixed Dollar Discounted Accelerated Share Repurchase Agreement, dated December 3, 2013, by and between Aaron's, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC February 24, 2014).

10.31
Agreement, dated as of May 13, 2014, by and among Aaron's, Inc., Vintage Capital Management, L.L.C., Kahn Capital Management, L.L.C., Brian R. Kahn, and Matthew E. Avril (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

Management Contracts and Compensatory Plans or Arrangements
10.32
Aaron’s, Inc. Employees Retirement Plan and Trust, as amended and restated (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (333-171113) filed with the SEC on December 10, 2010).

10.33
Amendment No. 1 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 1, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.34
Amendment No. 2 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.35
Amendment No. 3 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of December 31, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.36
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.37
Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012).

10.38
Form of Option Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.28 of the Registrant's Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.39
Form of Restricted Stock Unit Award for awards made in or after February 2014 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.40
Form of Option Award Agreement for awards made in or after February 2014(incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.41
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.42
Aaron's Management Performance Plan (Summary of terms for Home Office Vice Presidents) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.43
Aaron's, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron's Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.44
Aaron's, Inc. Deferred Compensation Plan Master Plan Document, Effective July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 12, 2009).

10.45
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Ronald W. Allen (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.46
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Gilbert L. Danielson (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.47*	Employment Agreement, dated as of November 10, 2014, by and between Aaron's, Inc. and John W. Robinson.
10.48	Executive Severance Pay Plan of Aaron's, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 31, 2014).
10.49
Separation Agreement, dated as of May 1, 2013, by and between Aaron's, Inc. and William K. Butler (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013).

10.50
Waiver and Release Agreement between Aaron's, Inc. and David L. Buck, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2014).

10.51
Separation Agreement between Aaron's, Inc. and K. Todd Evans dated as of April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC May 5, 2014).

10.52
Retirement Agreement between Aaron's, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.53	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aaron's, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Shareholder's Equity for the Years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.

(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

AARON’S, INC.

By:	/s/ GILBERT L. DANIELSON
Gilbert L. Danielson
Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

SIGNATURE	TITLE
/s/ JOHN W. ROBINSON, III John W. Robinson III	Chief Executive Officer and Director (Principal Executive Officer)
/s/ GILBERT L. DANIELSON Gilbert L. Danielson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ MATTHEW E. AVRIL Matthew E. Avril	Director
/s/ LEO BENATAR Leo Benatar	Director
/s/ KATHY T. BETTY Kathy T. Betty	Director
/s/ CYNTHIA N. DAY Cynthia N. Day	Director
/s/ HUBERT L. HARRIS, JR. Hubert L. Harris, Jr.	Director
/s/ BRIAN R. KAHN Brian R. Kahn	Director
/s/ DAVID L. KOLB David L. Kolb	Director
/s/ EUGENE H. LOCKHART Eugene H. Lockhart	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director