Form 10-Q
period 2015-03-31
AARON'S INC
filed 2015-05-07
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 1, 2015
Common Stock, $.50 Par Value	72,574,200

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	March 31, 2015	December 31, 2014
ASSETS:
Cash and Cash Equivalents	$129,837	$3,549
Investments	20,724	21,311
Accounts Receivable (net of allowances of $26,034 in 2015 and $27,401 in 2014)	105,602	107,383
Lease Merchandise (net of accumulated depreciation of $690,687 in 2015 and $701,822 in 2014)	1,048,279	1,087,032
Property, Plant and Equipment at Cost (net of accumulated depreciation of $220,194 in 2015 and $216,065 in 2014)	214,518	219,417
Goodwill	529,806	530,670
Other Intangibles (net of accumulated amortization of $39,793 in 2015 and $33,250 in 2014)	290,509	297,471
Income Tax Receivable	6,797	124,095
Prepaid Expenses and Other Assets	52,539	59,560
Assets Held For Sale	6,049	6,356
Total Assets	$2,404,660	$2,456,844
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$288,456	$270,421
Accrued Regulatory Expense	23,780	27,200
Deferred Income Taxes Payable	237,177	268,551
Customer Deposits and Advance Payments	59,782	61,069
Debt	520,668	606,082
Total Liabilities	1,129,863	1,233,323
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2015 and December 31, 2014; Shares Issued: 90,752,123 at March 31, 2015 and December 31, 2014	45,376	45,376
Additional Paid-in Capital	230,079	227,290
Retained Earnings	1,321,808	1,274,233
Accumulated Other Comprehensive Loss	(87)	(90)
	1,597,176	1,546,809
Less: Treasury Shares at Cost
Common Stock: 18,212,242 Shares at March 31, 2015 and 18,263,589 at December 31, 2014	(322,379)	(323,288)
Total Shareholders’ Equity	1,274,797	1,223,521
Total Liabilities & Shareholders’ Equity	$2,404,660	$2,456,844
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2015	2014
REVENUES:
Lease Revenues and Fees	$695,282	$459,816
Retail Sales	11,994	14,510
Non-Retail Sales	96,037	91,625
Franchise Royalties and Fees	17,004	18,084
Other	1,497	1,388
	821,814	585,423
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	315,986	167,912
Retail Cost of Sales	7,704	9,013
Non-Retail Cost of Sales	86,852	82,907
Operating Expenses	327,920	262,699
Financial Advisory and Legal Costs	—	872
Progressive-Related Transaction Costs	—	803
Other Operating Income, Net	(1,460)	(677)
	737,002	523,529
OPERATING PROFIT	84,812	61,894
Interest Income	439	753
Interest Expense	(5,969)	(1,533)
Other Non-Operating Expense, Net	(1,452)	(404)
EARNINGS BEFORE INCOME TAXES	77,830	60,710
INCOME TAXES	28,587	22,371
NET EARNINGS	$49,243	$38,339
EARNINGS PER SHARE
Basic	$.68	$.53
Assuming Dilution	$.68	$.53
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.023	$.021
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,517	72,467
Assuming Dilution	72,855	72,884
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net Earnings	$49,243	$38,339
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	3	(4)
Total Other Comprehensive Income (Loss)	3	(4)
Comprehensive Income	$49,246	$38,335
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Earnings	$49,243	$38,339
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	315,986	167,912
Other Depreciation and Amortization	19,944	14,061
Bad Debt Expense	29,931	4,558
Stock-Based Compensation	3,016	792
Deferred Income Taxes	(32,400)	(27,137)
Other Changes, Net	(965)	(550)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(444,841)	(276,376)
Book Value of Lease Merchandise Sold or Disposed	164,114	104,217
Accounts Receivable	(23,012)	5,824
Prepaid Expenses and Other Assets	6,535	(356)
Income Tax Receivable	117,298	2,199
Accounts Payable and Accrued Expenses	24,827	25,736
Accrued Regulatory Expense	(3,420)	—
Customer Deposits and Advance Payments	(1,287)	(3,536)
Cash Provided by Operating Activities	224,969	55,683
INVESTING ACTIVITIES:
Proceeds from Maturities and Calls of Investments	—	5,819
Additions to Property, Plant and Equipment	(9,758)	(15,459)
Acquisitions of Businesses and Contracts	(3,623)	(960)
Proceeds from Dispositions of Businesses and Contracts	—	13,295
Proceeds from Sale of Property, Plant and Equipment	1,027	1,401
Cash (Used in) Provided by Investing Activities	(12,354)	4,096
FINANCING ACTIVITIES:
Proceeds from Debt	30,150	1,333
Repayments on Debt	(115,564)	(2,000)
Dividends Paid	(1,668)	(3,121)
Excess Tax Benefits from Stock-Based Compensation	53	1,151
Issuance of Stock Under Stock Option Plans	702	2,447
Cash Used in Financing Activities	(86,327)	(190)
Increase in Cash and Cash Equivalents	126,288	59,589
Cash and Cash Equivalents at Beginning of Period	3,549	231,091
Cash and Cash Equivalents at End of Period	$129,837	$290,680
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leading specialty retailer primarily engaged in the business of leasing and selling furniture, consumer electronics, computers, appliances and household accessories throughout the United States and Canada.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Subsequent to the Progressive acquisition, our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept) and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
The following table presents store count by ownership type for the Company's store-based operations:

Stores (Unaudited)	March 31, 2015	December 31, 2014
Company-operated stores
Sales and Lease Ownership	1,235	1,243
HomeSmart	83	83
Total Company-operated stores	1,318	1,326
Franchised stores	790	782
Systemwide stores	2,108	2,108
Basis of Presentation
The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 Annual Report”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of operating results for the full year.
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
Principles of Consolidation and Variable Interest Entities
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated.

On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home Holdings Limited (“Perfect Home”), a privately-held rent-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 67 retail stores as of March 31, 2015. As part of the transaction, the Company also received notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. In May 2014, subsequent to the Company's decision not to exercise the purchase option, the Company and Perfect Home extended the maturity date of the notes to June 30, 2015, canceled the Company's equity interest in Perfect Home and terminated the option.
Perfect Home is a variable interest entity (“VIE”) as it does not have sufficient equity at risk; however, the Company is not the primary beneficiary and lacks the power through voting or similar rights to direct the activities of Perfect Home that most significantly affect its economic performance. As such, the VIE is not consolidated by the Company.

The notes purchased from Perfect Home totaling £14.0 million ($20.7 million) and £13.7 million ($21.3 million) at March 31, 2015 and December 31, 2014, respectively, are accounted for as held-to-maturity securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Debt and Equity Securities, and are included in investments in the condensed consolidated balance sheets. The increase in the Company’s British pound-denominated notes during the three months ended March 31, 2015 relates to accretion of the original discount on the notes with a face value of £10.0 million.
The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which was $20.7 million at March 31, 2015.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2014 Annual Report.
Sales Taxes
The Company presents sales net of related taxes for its traditional lease-to-own (“core”) business. Prior to 2015, Progressive presented lease revenues on a gross basis with sales taxes included. Effective January 1, 2015, Progressive conformed its presentation of sales tax to that of the core business. As such, for the three months ended March 31, 2015, revenues on a consolidated basis are presented net of related taxes. The current period presentation change had no impact on the prior period presentation due to the fact that Progressive's results of operations have only been included in the Company’s condensed results of operations from the April 14, 2014 acquisition date.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2011.
As of March 31, 2015 and December 31, 2014, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.3 million and $2.1 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units, restricted stock awards and performance share units (collectively, “share-based awards”) as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three months ended March 31, 2015 and 2014 (shares in thousands):

	Three Months Ended March 31,
(Shares In Thousands)	2015	2014
Weighted average shares outstanding	72,517	72,467
Effect of dilutive securities:
Dilutive effect of share-based awards	338	417
Weighted average shares outstanding assuming dilution	72,855	72,884

Approximately 468,000 and 140,000 weighted-average share-based awards were excluded from the computation for earnings per share assuming dilution during the three months ended March 31, 2015 and 2014, respectively, because the awards would have been anti-dilutive for the period.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of March 31, 2015 and December 31, 2014, the allowance for lease merchandise write-offs was $29.3 million and $27.6 million, respectively.
Lease merchandise write-offs totaled $29.3 million and $13.4 million for the three months ended March 31, 2015 and 2014, respectively, substantially all of which are included in operating expenses in the accompanying condensed consolidated statements of earnings.
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
Investments
The Company maintains investments in various corporate debt securities, or bonds. Historically, the Company has had the positive intent and ability to hold its investments in debt securities to maturity. Accordingly, the Company classifies its investments in debt securities, which mature in 2015, as held-to-maturity securities and carries the investments at amortized cost in the condensed consolidated balance sheets.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily related to vendor consideration, real estate leasing activities, in-transit credit card transactions and the secondary escrow described in Note 2 to these condensed consolidated financial statements) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2015	December 31, 2014
Customers	$27,469	$30,438
Corporate	34,909	32,572
Franchisee	43,224	44,373
	$105,602	$107,383
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2015 and December 31, 2014. After adjustment to fair value, the $6.0 million and $6.4 million carrying value of these properties has been classified as assets held for sale in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined in ASC Topic 820, Fair Value Measurements.

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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The deferred compensation liability was $12.3 million and $12.7 million as of March 31, 2015 and December 31, 2014, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of the insurance contracts totaled $14.8 million as of March 31, 2015 and $14.5 million as of December 31, 2014 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions were not significant during the three months ended March 31, 2015 and 2014. Benefits of $710,000 and $501,000 were paid during the first three months of 2015 and 2014, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2015	$(90)	$(90)
Other comprehensive income	3	3
Balance at March 31, 2015	$(87)	$(87)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015.
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

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the three months ended March 31, 2015 and 2014, net cash payments related to the acquisitions of businesses and contracts were $3.6 million and $960,000, respectively. Cash payments made during the three months ended March 31, 2015 represented the payment of merger consideration, deferred as of the acquisition date, for the April 2014 Progressive acquisition described below.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The Progressive acquisition had no impact on the condensed consolidated financial statements for the three months ended March 31, 2014. The effect of the Company's other acquisitions on the condensed consolidated financial statements for the three months ended March 31, 2014 was not significant.
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
The following table reconciles the total purchase price of the Company's acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Term Loan	126,250
Proceeds from Revolving Credit Facility	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Purchase Price	$705,810
Refer to Note 4 to the consolidated financial statements in the 2014 Annual Report for additional information regarding the debt incurred to partially finance the Progressive acquisition.
The initial deferred cash consideration had $3.3 million outstanding as of March 31, 2015, related to withheld escrow amounts.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. The primary escrow funds will be distributed 15 months from the April 14, 2014 closing date, after deducting for any claims. In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that $13.4 million is fully recoverable from the secondary escrow account and has included this indemnification asset as a receivable in the Company's acquisition accounting. The secondary escrow is subject to current and future claims of the Company and any remaining undisputed balance is payable to the sellers 36 months from the April 14, 2014 closing date.

Acquisition Accounting
The following table presents the summary of the estimated fair value of the assets acquired and liabilities assumed in the Progressive acquisition as of December 31, 2014, as well as adjustments made during the three months ended March 31, 2015 (referred to as the “measurement period adjustments”):

(In Thousands)	Amounts Recognized as of Acquisition Date (as adjusted)[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$705,810	$—	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810	—	5,810
Receivables[2,3]	27,581	(2,356)	25,225
Lease Merchandise[2]	141,185	110	141,295
Property, Plant and Equipment	4,010	—	4,010
Other Intangibles[4]	325,000	—	325,000
Prepaid Expenses and Other Assets	893	—	893
Total Identifiable Assets Acquired	504,479	(2,246)	502,233
Accounts Payable and Accrued Expenses[2]	(29,104)	3,049	(26,055)
Deferred Income Taxes Payable[2]	(48,749)	(1,026)	(49,775)
Customer Deposits and Advance Payments	(10,000)	—	(10,000)
Total Liabilities Assumed	(87,853)	2,023	(85,830)
Goodwill[5]	289,184	223	289,407
Net Assets Acquired	$705,810	$—	$705,810
1 As previously reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
2 The measurement period adjustments related to the resolution of income tax uncertainties and sales tax exposures, which also impacted the fair value estimates of lease merchandise and receivables related to the secondary escrow amount, subsequent to the acquisition date.
3 Receivables include $13.4 million related to the secondary escrow amount, which the Company expects to recover prior to termination of the escrow agreement 36 months from the April 14, 2014 closing date. The gross amount due under customer-related receivables acquired was $22.7 million, of which $10.9 million was expected to be uncollectible.
4 Identifiable intangible assets are further disaggregated in the following table.
5 The total goodwill recognized in conjunction with the Progressive acquisition has been assigned to the Progressive operating segment. Of the goodwill recognized as part of this acquisition, $246.0 million is expected to be deductible for tax purposes. The primary reason the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is related to synergistic value created from the combination of Progressive's virtual customer payment capabilities with the Company's leading traditional lease-to-own model. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

As of December 31, 2014, the Company made certain estimates in its acquisition accounting related to sales tax exposures and income tax accounts, as final pre-acquisition information was not available. During the three months ended March 31, 2015, the Company completed its assessment of the sales tax and income tax effects of the acquisition accounting.

The estimated intangible assets attributable to the Progressive acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Internal Use Software	$14,000	3.0
Technology	66,000	10.0
Trade Names and Trademarks	53,000	Indefinite
Customer Lease Contracts	11,000	1.0
Merchant Relationships	181,000	12.0
Total Acquired Intangible Assets[1]	$325,000
1 Acquired definite-lived intangible assets have a total weighted average life of 10.6 years.
During the three months ended March 31, 2014, the Company incurred $803,000 of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item “Progressive-related transaction costs” in the condensed consolidated statements of earnings.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Three Months Ended March 31,
	2014
(In Thousands)	As Reported	Pro Forma
Revenues	$585,423	$732,300
Net Earnings	38,339	39,389
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

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,321)	$—	$—	$(12,677)	$—
The Company maintains a deferred compensation plan as described in Note 1 to these condensed consolidated financial statements. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,049	$—	$—	$6,356	$—
Assets held for sale includes real estate properties that consist mostly of parcels of land and commercial buildings. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. In accordance with ASC Topic 360, Property, Plant and Equipment, assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating income, net. The Company estimated the fair values of real estate properties using market values for similar properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$20,724	$—	$—	$21,311
Fixed-Rate Long Term Debt[2]	—	(425,999)	—	—	(429,049)	—

[1]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long term debt was $400.0 million at March 31, 2015 and December 31, 2014.

The Company has the positive intent and ability to hold its investment in Perfect Home notes to maturity. Accordingly, the Company classifies its Perfect Home notes, which mature in June 2015, as held-to-maturity securities and carries the investment at amortized cost in the condensed consolidated balance sheets.
At March 31, 2015 and December 31, 2014, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
March 31, 2015
Perfect Home Notes	$20,724	$—	$—	$20,724
December 31, 2014
Perfect Home Notes	$21,311	$—	$—	$21,311
The Company has estimated that the carrying value of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of March 31, 2015. While no impairment was noted during the three months ended March 31, 2015, if profitability is delayed as a result of the significant start-up expenses associated with Perfect Home, there could be a change in the valuation of the Perfect Home notes that may result in the recognition of an impairment loss in future periods.

NOTE 4.	INDEBTEDNESS
See Note 6 to the consolidated financial statements in the 2014 Annual Report.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, as well as corporate management and call center space for Progressive's operations, under operating leases expiring at various times through 2029. The Company also leases certain properties under capital leases that are more fully described in Note 6 to the consolidated financial statements in the 2014 Annual Report. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related expense on a straight-line basis over the lease term. The Company also leases computer equipment and transportation vehicles under operating leases expiring during the next four years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2015, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $87.1 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $820,000 as of March 31, 2015.
The maximum facility commitment amount under the franchisee loan program is $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada of Cdn $50 million. The Company remains subject to the financial covenants under the franchisee loan facility.
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which we are currently a party are described below. We believe we have defenses to all of the claims described below, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.
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
At March 31, 2015, the Company had accrued $29.4 million for pending legal and regulatory matters for which it believes losses are probable, which is our best estimate of our exposure to loss, and mostly related to the now-settled regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.1 million.
At March 31, 2015, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $50,000 to $1.2 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

Labor and Employment
In Daniel Antoine v. Aaron’s, Inc., filed in U.S. District Court for the Northern District of Georgia (Civil No.:1-14-CV-02120-AT-WEJ), on July 3, 2014, plaintiff alleged that the Company violated his rights and the rights of putative class members under the Fair Credit Reporting Act by refusing to hire plaintiff and other applicants based upon pre-employment background check reports without first sending such background reports and a pre-adverse action notice to the applicants. The Company filed its answer on August 30, 2014, denying all liability in the case. In December 2014 the parties reached an agreement to settle the case. The proposed settlement documents were finalized in the first quarter of 2015.
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
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs seek monetary damages as well as injunctive relief. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiff s requested and received immediate appellate review of these rulings by the U.S. Third Circuit Court of Appeals. On April 10, 2015, the U.S. Third Circuit Court of Appeals reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the U.S. District Court for the Northern District of Georgia, several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiff’s legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to dismiss plaintiffs' amended complaint.
Regulatory Investigations
California Attorney General Investigation. The California Attorney General investigated the Company's retail transactional practices, including various leasing and marketing practices, information security and privacy policies and practices related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees. The Company reached a comprehensive resolution of this matter without litigation. The final settlement and consent order were announced on October 13, 2014. The Court filed the final judgment on February 10, 2015. Payments have begun under the anticipated schedule outlined in the judgment.
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
Other Matters
Noncompete Dispute. In January 2014, Aaron’s sold its Company-operated RIMCO stores and the rights to five franchised stores. The acquisition agreement provides that the Company will not compete with the acquiring entity for a specified period of time in certain geographic locations surrounding the purchased stores. In August 2014, the acquiring entity asserted that Aaron’s was violating the noncompete covenant in the acquisition agreement. The Company disputes that the noncompete covenant is being violated, but engaged in discussions to resolve the dispute. The Company reached a settlement for an immaterial amount. The settlement agreement was signed on May 1, 2015, and the parties are finalizing payment and other agreed upon actions.
Other Commitments
At March 31, 2015, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $16.8 million.
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
See Note 8 to the consolidated financial statements in the 2014 Annual Report for further information.

NOTE 6.	RESTRUCTURING
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed. As a result of this evaluation and other cost-reduction initiatives, the Company closed 44 underperforming Company-operated stores and restructured its home office and field support under a restructuring plan to more closely align with current business conditions. The restructuring was completed during the third quarter of 2014 and total restructuring charges of $9.1 million were recorded during the year ended December 31, 2014, comprised of $4.8 million related to contractual lease obligations, $3.3 million related to the write-off and impairment of property, plant and equipment, $620,000 related to workforce reductions and $395,000 related to other charges. These costs were included in the line item “Restructuring Expenses” in the consolidated statements of earnings for the year ended December 31, 2014. No restructuring expenses were incurred during the three months ended March 31, 2015 or 2014.
During the year ended December 31, 2014, total restructuring charges of $4.8 million were included in the Sales and Lease Ownership segment results and total restructuring charges of $4.3 million were included in the results of the Other category. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the change in the liability associated with the restructuring charges:

(In Thousands)	Contractual Obligations Under Canceled Leases
Balance at January 1, 2015	$3,227
Payments	(340)
Balance at March 31, 2015	$2,887

NOTE 7.	SEGMENTS
As of March 31, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions through over 15,000 retail locations. The HomeSmart division offers furniture, electronics, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Revenues From External Customers:
Sales and Lease Ownership	$536,160	$548,711
Progressive	251,619	—
HomeSmart	16,972	17,404
Franchise	17,004	18,084
Manufacturing	28,806	31,155
Other	368	1,898
Revenues of Reportable Segments	850,929	617,252
Elimination of Intersegment Revenues	(28,289)	(30,258)
Cash to Accrual Adjustments	(826)	(1,571)
Total Revenues from External Customers	$821,814	$585,423
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$52,575	$55,619
Progressive	15,830	—
HomeSmart	537	(69)
Franchise	13,898	14,558
Manufacturing	1,282	547
Other	(11,479)	(9,927)
Earnings Before Income Taxes for Reportable Segments	72,643	60,728
Elimination of Intersegment Profit	(1,268)	(509)
Cash to Accrual and Other Adjustments	6,455	491
Total Earnings Before Income Taxes	$77,830	$60,710
Revenues in the Other category are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities. The pre-tax losses or earnings in the Other category are the net result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.
During the three months ended March 31, 2014, the results of the Other category loss before income taxes included $872,000 in financial and advisory costs related to addressing strategic matters, including proxy contests, and $803,000 in transaction costs related to the Progressive acquisition.

(In Thousands)	March 31, 2015	December 31, 2014
Assets:
Sales and Lease Ownership	$1,234,425	$1,246,325
Progressive	880,655	858,159
HomeSmart	44,821	47,585
Franchise	45,071	46,755
Manufacturing[1]	21,946	23,050
Other	177,742	234,970
Total Assets	$2,404,660	$2,456,844

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $12.7 million and $13.2 million as of March 31, 2015 and December 31, 2014, respectively.

Earnings (loss) before income taxes for the Progressive reportable segment are determined in accordance with accounting principles generally accepted in the United States. The Company determines earnings (loss) before income taxes for all other reportable segments in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership and HomeSmart segments are reported on a cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was approximately 5% in 2015 and 2014.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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
The Company leases certain properties under capital leases from related parties that are described in Notes 13 and 6 to the consolidated financial statements in the 2014 Annual Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “forecast,” “guidance,” “intend,” “believe,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. These risks and uncertainties include factors such as changes in general economic conditions, competition, pricing, legal and regulatory proceedings, customer privacy, information security, customer demand, the integration of the Progressive acquisition, the execution and results of our new strategies, risks related to Progressive's "virtual" lease-to-own business with which the Company may be unfamiliar and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission, and in our other public filings. Statements in this Quarterly Report that are “forward-looking” include, without limitation, statements regarding the expected results of our new strategy and of the Progressive acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2014 Annual Report.
Business Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of furniture, consumer electronics, computers, appliances and household accessories. On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 15,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers, and in turn leasing that merchandise to the customers on a rent-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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
For the three months ended March 31, 2015, total revenues were $821.8 million, an increase of 40.4%, over the comparable period in 2014. The increase of $236.4 million was due to $251.6 million in revenues from Progressive, partially offset by a decrease of $15.2 million in revenues from our traditional lease-to-own (“core”) business primarily resulting from a 3.8% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the three months ended March 31, 2015 were $17.0 million, a decrease of $1.1 million, or 6.0%, from the comparable period in 2014.

Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended March 31, 2015, we calculated this amount by comparing revenues for the three months ended March 31, 2015 to revenues for the comparable period in 2014 for all stores open for the entire 15-month period ended March 31, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. During the first quarter of 2015, the Company revised the methodology for calculating same store revenues to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation after 24 months. Previously, merged stores were included in the same store calculation after 15 months. The change in the same store calculation had an immaterial impact on comparable store revenues for the first quarters of 2015 and 2014.
Business Environment and Company Outlook
Like many industries, the rent-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our business. We also believe the rent-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. Accordingly, we undertook a comprehensive review of our core business in order to position us to succeed over the long term. As a result, our strategic plan for the core business is focused on the following:

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
Key Components of Earnings
In this management’s discussion and analysis section we review our consolidated results. For the three months ended March 31, 2015, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment.
Critical Accounting Policies
Refer to the 2014 Annual Report.

Results of Operations
As of March 31, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which are presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which are included as part of the Other category.
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
Results of Operations – Three months ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Lease Revenues and Fees	$695,282	$459,816	$235,466	51.2%
Retail Sales	11,994	14,510	(2,516)	(17.3)
Non-Retail Sales	96,037	91,625	4,412	4.8
Franchise Royalties and Fees	17,004	18,084	(1,080)	(6.0)
Other	1,497	1,388	109	7.9
	821,814	585,423	236,391	40.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	315,986	167,912	148,074	88.2
Retail Cost of Sales	7,704	9,013	(1,309)	(14.5)
Non-Retail Cost of Sales	86,852	82,907	3,945	4.8
Operating Expenses	327,920	262,699	65,221	24.8
Financial Advisory and Legal Costs	—	872	(872)	(100.0)
Progressive-Related Transaction Costs	—	803	(803)	(100.0)
Other Operating Income, Net	(1,460)	(677)	(783)	(115.7)
	737,002	523,529	213,473	40.8
OPERATING PROFIT	84,812	61,894	22,918	37.0
Interest Income	439	753	(314)	(41.7)
Interest Expense	(5,969)	(1,533)	4,436	289.4
Other Non-Operating Expense, Net	(1,452)	(404)	1,048	259.4
EARNINGS BEFORE INCOME TAXES	77,830	60,710	17,120	28.2
INCOME TAXES	28,587	22,371	6,216	27.8
NET EARNINGS	$49,243	$38,339	$10,904	28.4%

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Sales and Lease Ownership[1]	$536,160	$548,711	$(12,551)	(2.3)%
Progressive[2]	251,619	—	251,619	nmf
HomeSmart[1]	16,972	17,404	(432)	(2.5)
Franchise[3]	17,004	18,084	(1,080)	(6.0)
Manufacturing	28,806	31,155	(2,349)	(7.5)
Other	368	1,898	(1,530)	(80.6)
Revenues of Reportable Segments	850,929	617,252	233,677	37.9
Elimination of Intersegment Revenues	(28,289)	(30,258)	1,969	6.5
Cash to Accrual Adjustments	(826)	(1,571)	745	47.4
Total Revenues from External Customers	$821,814	$585,423	$236,391	40.4%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $12.6 million to $536.2 million primarily due to a $15.0 million decrease in lease revenues and fees and a $2.4 million decrease in retail sales, partially offset by a $4.8 million increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.7% decrease in same store revenues and the net reduction of 27 Sales and Lease Ownership stores during the 15-month period ended March 31, 2015.
Progressive. Progressive segment revenues were $251.6 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues decreased $432,000 to $17.0 million primarily due to a 2.7% decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a 4.7% decrease in same store revenues.
Franchise. Franchise segment revenues decreased $1.1 million to $17.0 million due to a 3.0% decrease in same store revenues of existing franchised stores, which more than offset the impact of the net addition of nine franchised stores during the 15-month period ended March 31, 2015.
Other. Revenues in the Other category are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $148.1 million, or 88.2%, to $316.0 million during the three months ended March 31, 2015, from $167.9 million during the comparable period in 2014. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.4% from 36.5% in the prior year period, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues due to, among other factors, their merchandise having a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales decreased $1.3 million, or 14.5%, to $7.7 million during the three months ended March 31, 2015, from $9.0 million for the comparable period in 2014, and as a percentage of retail sales, increased to 64.2% from 62.1% due to increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales increased $3.9 million, or 4.8%, to $86.9 million during the three months ended March 31, 2015, from $82.9 million for the comparable period in 2014, and as a percentage of non-retail sales, remained consistent at approximately 90% in both periods.
Operating expenses. Operating expenses increased $65.2 million, or 24.8%, to $327.9 million during the three months ended March 31, 2015, from $262.7 million for the comparable period in 2014 due primarily to the consolidation of Progressive's results of operations from the April 2014 acquisition date. As a percentage of total revenues, operating expenses decreased to 39.9% in 2015 from 44.9% in 2014 primarily as a result of cost reductions in personnel, advertising, facility rent and lease merchandise-related costs in Aaron's core business, as well as the acquisition of Progressive in April 2014.
Financial advisory and legal costs. Financial advisory and legal costs of $872,000 were incurred during the three months ended March 31, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Progressive-related transaction costs. Financial advisory and legal fees of $803,000 were incurred during the three months ended March 31, 2014 in connection with the acquisition of Progressive.
Other Operating Income, Net
Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment of property, plant and equipment, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating income, net is as follows:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Gains on sales of stores and delivery vehicles	$(2,393)	$(1,805)
Impairment charges and losses on asset dispositions	933	1,128
Other operating income, net	$(1,460)	$(677)
During the three months ended March 31, 2015, other operating income, net includes charges of $830,000, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of March 31, 2015. In addition, the Company recognized gains of $2.1 million from the sale of nine Aaron’s Sales & Lease Ownership stores during the three months ended March 31, 2015.
During the three months ended March 31, 2014, other operating income, net included $718,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014. In addition, the Company recognized gains of $1.5 million from the sale of five Aaron's Sales & Lease Ownership stores during the three months ended March 31, 2014.
Operating Profit
Interest income. Interest income decreased to $439,000 during the three months ended March 31, 2015 compared with $753,000 for the comparable period in 2014.
Interest expense. Interest expense increased $4.4 million to $6.0 million for the three months ended March 31, 2015 from $1.5 million in 2014 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating expense, net were foreign exchange transaction losses of $1.7 million and $401,000 during the three months ended March 31, 2015 and 2014, respectively. Gains related to the changes in the cash surrender value of Company-owned life insurance were $271,000 during the three months ended March 31, 2015 and were not significant during the three months ended March 31, 2014.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
			2015 vs. 2014
(In Thousands)	2015	2014	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$52,575	$55,619	$(3,044)	(5.5)%
Progressive	15,830	—	15,830	nmf
HomeSmart	537	(69)	606	878.3
Franchise	13,898	14,558	(660)	(4.5)
Manufacturing	1,282	547	735	134.4
Other	(11,479)	(9,927)	(1,552)	(15.6)
Earnings Before Income Taxes for Reportable Segments	72,643	60,728	11,915	19.6
Elimination of Intersegment Profit	(1,268)	(509)	(759)	(149.1)
Cash to Accrual and Other Adjustments	6,455	491	5,964	nmf
Total	$77,830	$60,710	$17,120	28.2%

nmf - Calculation is not meaningful
Income Tax Expense
Income tax expense increased $6.2 million to $28.6 million for the three months ended March 31, 2015 compared to $22.4 million for the same period in 2014, representing a 27.8% increase. Additionally, the effective tax rate was 36.7% for the three months ended March 31, 2015 compared with 36.8% in 2014.
Net Earnings
Net earnings increased $10.9 million to $49.2 million during the three months ended March 31, 2015 from $38.3 million during the three months ended March 31, 2014, representing a 28.4% increase. As a percentage of total revenues, net earnings were 6.0% and 6.5% in 2015 and 2014, respectively.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2014 to March 31, 2015 are as follows:

•
Cash and cash equivalents increased $126.3 million to $129.8 million at March 31, 2015 from $3.5 million at December 31, 2014. For additional information, refer to the “Liquidity and Capital Resources” section below.

•
Income tax receivable decreased $117.3 million due to the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout 2014, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed. During the three months ended March 31, 2015, the Company applied for and received a $100.0 million refund from the Internal Revenue Service (“IRS”).

•
Debt decreased $85.4 million due primarily to the net repayment of $81.5 million in revolving credit borrowings and term loans outstanding as of December 31, 2014. Refer to “Liquidity and Capital Resources” below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the three months ended March 31, 2015 and 2014, cash provided by operating activities was $225.0 million and $55.7 million, respectively. The $169.3 million increase in operating cash flows during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due primarily to a $115.1 million increase related to a reduction in the Company's income tax receivable that existed as of December 31, 2014 and a $39.5 million decrease in lease merchandise, net of the effects of acquisitions and dispositions. The change in income tax receivable is due to the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout 2014, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed. During the three months ended March 31, 2015, the Company applied for and received a $100.0 million income tax refund from the IRS.

Purchases of sales and lease ownership stores have a positive impact on our operating cash flows. The positive impact on operating cash flows from purchasing stores occurs as the result of lease merchandise, other assets and intangibles acquired in these purchases being treated as an investing cash outflow. As such, the operating cash flows attributable to the newly purchased stores usually have an initial positive effect on operating cash flows that may not be indicative of the extent of their contributions in future periods. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $110,000 and $431,000 during the three months ended March 31, 2015 and March 31, 2014.

Sales of Company-operated stores are an additional source of investing cash flows. Proceeds from such sales were $13.3 million during the three months ended March 31, 2014 and included cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $2.7 million during the three months ended March 31, 2014. The sale of Company-operated stores during the three months ended March 31, 2015 did not result in the receipt of cash during the period.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments. These capital requirements historically have been financed through:

•	cash flows from operations;

•	trade credit with vendors;

•	private debt offerings;

•	bank debt;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
Debt Financing
As of March 31, 2015, $109.4 million and $117,000 of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of March 31, 2015 was $224.9 million.
As of March 31, 2015, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of March 31, 2015, the Company had outstanding $100.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at March 31, 2015 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of March 31, 2015, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 28 consecutive years. At its November 2014 meeting, our board of directors increased the quarterly dividend by 9.5%, raising it to $.023 per share from $.021 per share. Aggregate dividend payments for the three months ended March 31, 2015 were $1.7 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the three months ended March 31, 2015, we received income tax refunds, net of payments, of $97.1 million. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $172 million.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. As a result, the Company received a $100.0 million refund from the IRS during the three months ended March 31, 2015. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, where the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In future years, we anticipate having to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2014 and prior periods. We estimate that at December 31, 2014, the remaining tax deferral associated with the acts described above was approximately $176.0 million, of which approximately 79% is expected to reverse in 2015 and most of the remainder during 2016 and 2017.
Leases. We lease warehouse and retail store space for most of our store-based operations, as well as corporate management and call center space for Progressive's operations, under operating leases expiring at various times through 2029. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease computer equipment and transportation vehicles under operating leases expiring during the next four years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2015 are shown in the table below under “Contractual Obligations and Commitments.”
As of March 31, 2015, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are five current officers (of which four are current executive officers) and six former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $788,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.

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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our franchise loan facility matures December 9, 2015 and the maximum commitment available under the facility as of March 31, 2015 was $175.0 million.
At March 31, 2015, the portion that we might be obligated to repay in the event franchisees defaulted was $87.1 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of March 31, 2015:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$509,492	$28,242	$135,000	$226,250	$120,000
Capital Leases	11,176	2,778	4,978	2,510	910
Interest Obligations	79,732	20,856	35,274	19,398	4,204
Operating Leases	500,722	113,317	166,177	103,774	117,454
Purchase Obligations	16,798	14,570	2,047	181	—
Retirement Obligations	6,543	3,280	3,205	26	32
Regulatory Obligations	23,780	23,780	—	—	—
Total Contractual Cash Obligations	$1,148,243	$206,823	$346,681	$352,139	$242,600
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at March 31, 2015 to calculate these payments. Our variable rate debt at March 31, 2015 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at March 31, 2015 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rate at March 31, 2015 ranged between 2.06% and 2.18% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.
The following table shows the Company's approximate commercial commitments as of March 31, 2015:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$87,069	$87,069	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the year ended December 31, 2012, the Chief Operating Officer during the year ended December 31, 2013 and both the Chief Executive Officer and the Chief Operating Officer during year ended December 31, 2014.
Regulatory obligations represent future payments associated with the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices.

Deferred income tax liabilities as of March 31, 2015 were $237.2 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the Progressive acquisition in April 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 6 to the consolidated financial statements in the 2014 Annual Report.
As of March 31, 2015, we had $400 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our revolving credit agreement as of March 31, 2015 consisted of $109.4 million in term loans and $117,000 of revolving credit balances. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of March 31, 2015, a hypothetical 1.0% increase or decrease in interest rates would have increased or decreased interest expense by $928,000.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
January 1, 2015 through January 31, 2015	—	—	—	10,496,421
February 1, 2015 through February 28, 2015	—	—	—	10,496,421
March 1, 2015 through March 31, 2015	—	—	—	10,496,421
Total	—		—
1 The total number of shares purchased includes shares surrendered, or deemed surrendered, in satisfaction of the exercise price and/or to satisfy tax withholding obligations in connection with the exercise of stock options and/or the vesting of restricted stock issued to employees.
2 Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).
3 As of March 31, 2015, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company's Board of Directors and publicly announced from time-to-time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	May 7, 2015	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date:	May 7, 2015	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller