Form 10-Q
period 2015-06-30
AARON'S INC
filed 2015-08-06
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 31, 2015
Common Stock, $.50 Par Value	72,578,301

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2015	December 31, 2014
ASSETS:
Cash and Cash Equivalents	$91,144	$3,549
Investments	22,758	21,311
Accounts Receivable (net of allowances of $29,957 in 2015 and $27,401 in 2014)	94,081	107,383
Lease Merchandise (net of accumulated depreciation of $722,988 in 2015 and $701,822 in 2014)	1,038,133	1,087,032
Property, Plant and Equipment at Cost (net of accumulated depreciation of $220,387 in 2015 and $216,065 in 2014)	211,886	219,417
Goodwill	533,020	530,670
Other Intangibles (net of accumulated amortization of $45,862 in 2015 and $33,250 in 2014)	285,120	297,471
Income Tax Receivable	11,690	124,095
Prepaid Expenses and Other Assets	59,951	59,560
Assets Held For Sale	6,924	6,356
Total Assets	$2,354,707	$2,456,844
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$271,260	$270,421
Accrued Regulatory Expense	17,500	27,200
Deferred Income Taxes Payable	198,138	268,551
Customer Deposits and Advance Payments	55,862	61,069
Debt	494,858	606,082
Total Liabilities	1,037,618	1,233,323
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2015 and December 31, 2014; Shares Issued: 90,752,123 at June 30, 2015 and December 31, 2014	45,376	45,376
Additional Paid-in Capital	232,964	227,290
Retained Earnings	1,360,685	1,274,233
Accumulated Other Comprehensive Loss	(66)	(90)
	1,638,959	1,546,809
Less: Treasury Shares at Cost
Common Stock: 18,174,923 Shares at June 30, 2015 and 18,263,589 at December 31, 2014	(321,870)	(323,288)
Total Shareholders’ Equity	1,317,089	1,223,521
Total Liabilities & Shareholders’ Equity	$2,354,707	$2,456,844
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
REVENUES:
Lease Revenues and Fees	$660,472	$552,494	$1,355,754	$1,012,310
Retail Sales	7,073	8,419	19,067	22,929
Non-Retail Sales	84,449	83,893	180,486	175,518
Franchise Royalties and Fees	15,491	16,225	32,495	34,309
Other	1,564	1,459	3,061	2,847
	769,049	662,490	1,590,863	1,247,913
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	294,362	232,715	610,348	400,627
Retail Cost of Sales	4,849	5,478	12,553	14,491
Non-Retail Cost of Sales	76,463	76,227	163,315	159,134
Operating Expenses	325,555	311,116	653,475	573,815
Financial Advisory and Legal Costs	—	12,404	—	13,276
Progressive-Related Transaction Costs	—	5,464	—	6,267
Restructuring Expenses	—	2,264	—	2,264
Other Operating Expense (Income), Net	277	5	(1,183)	(672)
	701,506	645,673	1,438,508	1,169,202
OPERATING PROFIT	67,543	16,817	152,355	78,711
Interest Income	792	1,074	1,231	1,827
Interest Expense	(5,622)	(5,479)	(11,591)	(7,012)
Other Non-Operating Income, Net	1,641	1,150	189	746
EARNINGS BEFORE INCOME TAXES	64,354	13,562	142,184	74,272
INCOME TAXES	23,808	5,057	52,395	27,428
NET EARNINGS	$40,546	$8,505	$89,789	$46,844
EARNINGS PER SHARE
Basic	$.56	$.12	$1.24	$.65
Assuming Dilution	$.56	$.12	$1.23	$.64
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.023	$.021	$.046	$.042
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,572	72,246	72,544	72,356
Assuming Dilution	72,965	72,598	72,910	72,733
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net Earnings	$40,546	$8,505	$89,789	$46,844
Other Comprehensive Income:
Foreign Currency Translation Adjustment	21	11	24	7
Total Other Comprehensive Income	21	11	24	7
Comprehensive Income	$40,567	$8,516	$89,813	$46,851
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Earnings	$89,789	$46,844
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	610,348	400,627
Other Depreciation and Amortization	39,756	38,020
Bad Debt Expense	67,794	28,757
Stock-Based Compensation	6,725	2,312
Deferred Income Taxes	(70,748)	(63,436)
Other Changes, Net	(2,825)	1,034
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(801,620)	(640,866)
Book Value of Lease Merchandise Sold or Disposed	236,750	208,123
Accounts Receivable	(56,856)	(11,882)
Prepaid Expenses and Other Assets	(898)	(4,750)
Income Tax Receivable	112,405	(3,186)
Accounts Payable and Accrued Expenses	3,788	(22,038)
Accrued Regulatory Expense	(9,700)	—
Customer Deposits and Advance Payments	(5,361)	(4,117)
Cash Provided by (Used in) Operating Activities	219,347	(24,558)
INVESTING ACTIVITIES:
Proceeds from Maturities and Calls of Investments	—	19,814
Additions to Property, Plant and Equipment	(21,821)	(24,659)
Acquisitions of Businesses and Contracts	(9,274)	(672,454)
Proceeds from Dispositions of Businesses and Contracts	8,330	15,773
Proceeds from Sale of Property, Plant and Equipment	2,719	2,896
Cash Used in Investing Activities	(20,046)	(658,630)
FINANCING ACTIVITIES:
Proceeds from Debt	30,150	584,041
Repayments on Debt	(141,374)	(114,104)
Dividends Paid	(1,668)	(3,121)
Excess Tax Benefits from Stock-Based Compensation	274	1,458
Issuance of Stock Under Stock Option Plans	912	3,632
Other	—	(2,238)
Cash (Used in) Provided by Financing Activities	(111,706)	469,668
Increase (Decrease)in Cash and Cash Equivalents	87,595	(213,520)
Cash and Cash Equivalents at Beginning of Period	3,549	231,091
Cash and Cash Equivalents at End of Period	$91,144	$17,571

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
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 16,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Subsequent to the Progressive acquisition, our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept) and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
The following table presents store count by ownership type for the Company's store-based operations:

Stores (Unaudited)	June 30, 2015	December 31, 2014
Company-operated stores
Sales and Lease Ownership	1,211	1,243
HomeSmart	83	83
Total Company-operated stores	1,294	1,326
Franchised stores	786	782
Systemwide stores	2,080	2,108
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 Annual Report”). The results of operations for the six months ended June 30, 2015 are not necessarily indicative of operating results for the full year.
Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation. The condensed consolidated statement of cash flows for the six months ended June 30, 2015 includes a reclassification between additions to lease merchandise and book value of lease merchandise sold or disposed, which reduces both amounts by $39.6 million. This reclassification has no effect on the amounts reported for net earnings or cash provided by operating activities for the three and six months ended March 31, 2015 or June 30, 2015, respectively, or for the balances reported for cash or lease merchandise as of March 31, 2015 or June 30, 2015.

The Company presents sales net of related taxes for its traditional lease-to-own (“core”) business. Prior to 2015, Progressive presented lease revenues on a gross basis with sales taxes included. Effective January 1, 2015, Progressive conformed its presentation of sales tax to that of the core business. For the three and six months ended June 30, 2014, reclassification adjustments have been made to present sales net of related taxes on a consolidated basis and those adjustments reduce lease revenues and fees and operating expenses by $10.0 million in each period.
Principles of Consolidation and Variable Interest Entities
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
The Company holds notes issued by Perfect Home Holdings Limited (“Perfect Home”), a privately-held lease-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operated 70 retail stores as of June 30, 2015.
Perfect Home is a variable interest entity (“VIE”) because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home because the Company lacks the power through voting or similar rights to direct the activities that most significantly affect Perfect Home's economic performance. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment, which was $22.8 million at June 30, 2015.
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
As of June 30, 2015 and December 31, 2014, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.5 million and $2.1 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units (RSUs), restricted stock awards and performance share units (collectively, “share-based awards”) as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2015	2014	2015	2014
Weighted average shares outstanding	72,572	72,246	72,544	72,356
Effect of dilutive securities:
Dilutive effect of share-based awards	393	352	366	377
Weighted average shares outstanding assuming dilution	72,965	72,598	72,910	72,733
During the three and six months ended June 30, 2015, there were approximately 545,000 and 507,000 weighted-average share-based awards excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period.
During the three and six months ended June 30, 2014, there were approximately 176,000 and 137,000 weighted-average share-based awards excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period.

Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of June 30, 2015 and December 31, 2014, the allowance for lease merchandise write-offs was $29.6 million and $27.6 million, respectively.
Lease merchandise write-offs totaled $30.2 million and $21.0 million for the three months ended June 30, 2015 and 2014, respectively, and $59.5 million and $34.7 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all lease merchandise adjustments are included in operating expenses in the accompanying condensed consolidated statements of earnings.
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
Investments
On October 14, 2011, the Company purchased 11.5% of the common stock of Perfect Home. As part of the transaction, the Company also received British pound-denominated notes and an option to acquire the remaining interest in Perfect Home at any time through December 31, 2013. In May 2014, subsequent to the Company's decision not to exercise the purchase option, the Company and Perfect Home extended the maturity date of the notes to June 30, 2015, canceled the Company's equity interest in Perfect Home and terminated the option. In June of 2015, the Company and Perfect Home extended the maturity date of the notes to June 30, 2016.

The Perfect Home notes, which totaled £14.2 million ($22.8 million) and £13.7 million ($21.3 million) at June 30, 2015 and December 31, 2014, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets. The increase in the carrying amount of the notes during the six months ended June 30, 2015 relates to accretion of the original discount on the notes, which had a face value of £10.0 million.
The Company evaluates held-to-maturity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell its remaining securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for vendor consideration, real estate leasing activities, in-transit credit card transactions and an escrow related to the Progressive acquisition) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2015	December 31, 2014
Customers	$34,585	$30,438
Corporate	26,077	32,572
Franchisee	33,419	44,373
	$94,081	$107,383
Assets Held for Sale
Certain properties, primarily consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2015 and December 31, 2014. After adjustment to fair value, the $6.9 million and $6.4 million carrying value of these properties has been classified as assets held for sale in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as described in Note 3.

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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The deferred compensation liability was $12.5 million and $12.7 million as of June 30, 2015 and December 31, 2014, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of the insurance contracts totaled $15.0 million as of June 30, 2015 and $14.5 million as of December 31, 2014 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions was not significant during any of the three or six months periods presented. Benefits of $776,000 and $652,000 were paid during the first six months of 2015 and 2014, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2015	$(90)	$(90)
Other comprehensive income	24	24
Balance at June 30, 2015	$(66)	$(66)
There were no reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015.
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
Level 3—Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
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

Recent Accounting Pronouncements

Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date for this ASU by one year, and now the ASU is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017. The FASB also voted to permit early adoption of the ASU, but not before the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of adopting ASU 2014-09 on its consolidated financial statements.

Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the provisions of ASU 2015-03 to have a material impact on its consolidated financial statements.

Cloud Computing. In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Among other things, ASU 2015-05 clarifies how a customer in a cloud computing arrangement should determine whether the arrangement includes a software license, and clarifies that the acquisition of a software license must be accounted for in the same manner as other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the provisions of ASU 2015-05 to have a material impact on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the six months ended June 30, 2015 and 2014, net cash payments related to the acquisitions of businesses and contracts were $9.3 million and $672.5 million, respectively. Cash payments made during the six months ended June 30, 2014 primarily related to the acquisition of Progressive. The effect of the Company's other acquisitions on the condensed consolidated financial statements for the six months ended June 30, 2015 and 2014 was not significant.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive. The Company completed the acquisition accounting for this transaction during the three months ended March 31, 2015. The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Six Months Ended June 30,
	2014
(In Thousands)	As Reported	Pro Forma
Revenues	$1,247,913	$1,404,509
Net Earnings	46,844	49,654
The unaudited pro forma financial information presented above does not purport to represent what the actual results of the Company's operations would have been if the acquisition of Progressive had occurred on January 1, 2013, nor is it indicative of future performance. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.
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

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,491)	$—	$—	$(12,677)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,924	$—	$—	$6,356	$—
The highest and best use of these assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. Assets held for sale are written down to fair value less cost to sell, and the adjustment is recorded in other operating expense (income), net.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$22,758	$—	$—	$21,311
Fixed-Rate Long-Term Debt[2]	—	(399,660)	—	—	(429,049)	—

[1]
The Perfect Home notes were initially valued at cost. The Company periodically reviews the valuation utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long-term debt was $375.0 million and $400.0 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
June 30, 2015
Perfect Home Notes	$22,758	$—	$—	$22,758
December 31, 2014
Perfect Home Notes	$21,311	$—	$—	$21,311
The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of June 30, 2015.

NOTE 4.	INDEBTEDNESS
See Note 6 to the consolidated financial statements in the 2014 Annual Report.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, call center space for Progressive's operations, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. The Company also leases certain properties under capital leases that are more fully described in Note 6 to the consolidated financial statements in the 2014 Annual Report. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related expense on a straight-line basis over the lease term. The Company also leases computer equipment and transportation vehicles under operating leases expiring during the next four years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2015, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $87.6 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $656,000 as of June 30, 2015.
The maximum facility commitment amount under the franchisee loan program is $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada of Cdn $50.0 million. The Company remains subject to the financial covenants under the franchisee loan facility.
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
The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
At June 30, 2015, the Company had accrued $23.4 million for pending legal and regulatory matters for which it believes losses are probable, which is management's best estimate of the Company's exposure to loss, and mostly related to the now-settled regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.0 million.

At June 30, 2015, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $65,000 to $1.2 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion was denied by the magistrate judge on June 30, 2014, but an appeal of that ruling is pending with the District Court.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserts the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs seek monetary damages as well as injunctive relief. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiffs requested and received immediate appellate review of these rulings by the U.S. Third Circuit Court of Appeals. On April 10, 2015, the U.S. Third Circuit Court of Appeals reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. The District Court has not issued a new ruling on those matters.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court (Case No. BC502304), plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages in connection with the allegations of the complaint. Plaintiffs are also seeking certification of a putative California class. Plaintiffs are represented by the same counsel as in the above-described Byrd litigation. In April 2013, the Company timely removed this matter to federal court. On May 8, 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending. On June 6, 2015, the plaintiffs filed a motion to lift the stay. The Company opposed that motion which remains pending.

In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim and a motion to strike certain allegations in the complaint. The court stayed the proceeding pending rulings on certain motions in the Byrd case, which expired upon remand of the case back to the District Court. On April 24, 2015, the Company filed a renewed motion to stay, which was granted on June 1, 2015.
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

Pennsylvania Attorney General Investigation. There is a pending investigation by the Pennsylvania Attorney General relating to the Company's privacy practices in Pennsylvania. The privacy issues are related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, and the Company's alleged responsibility for that use. The Company cooperated in the investigation and on June 18, 2015, reached a tentative settlement of the matter. Final documentation is pending.
Other Matters
Noncompete Dispute. In January 2014, Aaron’s sold its Company-operated RIMCO stores and the rights to five franchised stores. The acquisition agreement provides that the Company will not compete with the acquiring entity for a specified period of time in certain geographic locations surrounding the purchased stores. In August 2014, the acquiring entity asserted that Aaron’s was violating the noncompete covenant in the acquisition agreement. The Company disputes that the noncompete covenant is being violated, but engaged in discussions to resolve the dispute. The Company reached a settlement for an immaterial amount. The settlement agreement was signed on May 1, 2015, and the parties finalized payment and other agreed upon actions.
Other Commitments
At June 30, 2015, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $12.1 million.
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
During the six months ended June 30, 2014, total restructuring charges were $2.3 million and were included in restructuring expenses in the consolidated statements of earnings. These charges were included in the Sales and Lease Ownership segment. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the change in the liability associated with the restructuring charges:

(In Thousands)	Contractual Obligations Under Canceled Leases
Balance at January 1, 2015	$3,227
Payments	(1,266)
Balance at June 30, 2015	$1,961
In the ordinary course of business, we continually review, and as appropriate adjust, the amount and mix of Company-operated and franchised stores to help optimize overall performance. Costs incurred to close stores during the six months ended June 30, 2015 were not significant.

NOTE 7.	SEGMENTS
As of June 30, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit requirements. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions through over 16,000 retail locations on a variety of products, including furniture and bedding, prepaid wireless phones, consumer electronics, appliances and jewelry. The HomeSmart division offers furniture, electronics, appliances and computers to consumers primarily on a weekly payment basis with no credit requirements. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Revenues From External Customers:
Sales and Lease Ownership	$474,346	$495,049	$1,010,506	$1,043,760
Progressive	255,946	128,859	507,565	128,859
HomeSmart	15,275	15,749	32,247	33,153
Franchise	15,491	16,225	32,495	34,309
Manufacturing	25,228	23,743	54,034	54,898
Other	326	367	694	2,265
Revenues of Reportable Segments	786,612	679,992	1,637,541	1,297,244
Elimination of Intersegment Revenues	(24,691)	(23,404)	(52,980)	(53,662)
Cash to Accrual Adjustments	7,128	5,902	6,302	4,331
Total Revenues from External Customers	$769,049	$662,490	$1,590,863	$1,247,913
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$30,859	$32,132	$83,434	$87,751
Progressive	23,314	(323)	39,144	(323)
HomeSmart	(126)	(662)	411	(731)
Franchise	11,993	11,073	25,891	25,631
Manufacturing	376	(89)	1,658	458
Other	(11,668)	(28,547)	(23,147)	(38,474)
Earnings Before Income Taxes for Reportable Segments	54,748	13,584	127,391	74,312
Elimination of Intersegment (Profit) Loss	(398)	82	(1,666)	(427)
Cash to Accrual and Other Adjustments	10,004	(104)	16,459	387
Total Earnings Before Income Taxes	$64,354	$13,562	$142,184	$74,272
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
During the six months ended June 30, 2014, the results of the Company's operating segments were impacted by the following:

•
Sales and Lease Ownership earnings before income taxes included $2.3 million of restructuring charges related to the Company's strategic decision to close 44 Company-operated stores and restructure its home office and field support.

•
The results of the Other category loss before income taxes included $13.3 million in financial and advisory costs related to addressing strategic matters, including proxy contests, of which $12.4 million was incurred during the three months ended June 30, 2014. In addition, the Other category loss included $6.3 million in transaction costs related to the Progressive acquisition, of which $5.5 million was incurred during the three months ended June 30, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Assets:
Sales and Lease Ownership	$1,175,071	$1,246,325
Progressive	909,440	858,159
HomeSmart	43,950	47,585
Franchise	34,949	46,755
Manufacturing[1]	24,222	23,050
Other	167,075	234,970
Total Assets	$2,354,707	$2,456,844

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $14.9 million and $13.2 million as of June 30, 2015 and December 31, 2014, respectively.

Earnings (loss) before income taxes for the Progressive reportable segment are determined in accordance with accounting principles generally accepted in the United States. The Company determines earnings (loss) before income taxes for all other reportable segments in accordance with accounting principles generally accepted in the United States with the following adjustments:

•	Revenues in the Sales and Lease Ownership and HomeSmart segments are reported on a cash basis for management reporting purposes.

•	A predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead. This allocation was generally 5% in 2015 and 2014.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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

•	Interest on borrowings is estimated at the beginning of each year. Interest is then allocated to the Sales and Lease Ownership and HomeSmart segments based on relative total assets.

NOTE 8.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 6 and 13 to the consolidated financial statements in the 2014 Annual Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statements. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “forecast,” “guidance,” “intend,” “believe,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. These risks and uncertainties include factors such as changes in general economic conditions, competition, pricing, legal and regulatory proceedings, customer privacy, information security, customer demand, the integration of the Progressive acquisition, the execution and results of our new strategies, risks related to Progressive's "virtual" lease-to-own business with which the Company may be unfamiliar and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("the 2014 Annual Report"), as updated in this Quarterly Report on Form 10-Q, and in our other public filings. Statements in this Quarterly Report that are “forward-looking” include, without limitation, statements regarding the expected results of our new strategy and of the Progressive acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2014 Annual Report.
Business Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of furniture, consumer electronics, computers, appliances and household accessories. On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions through over 16,000 retail locations in 46 states on a variety of products, including furniture and bedding, prepaid wireless phones, consumer electronics, appliances and jewelry. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers, and in turn leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed, which, along with other cost-reduction initiatives, resulted in the closure of 44 underperforming stores and the realignment of home office and field support. In the ordinary course of business, we continually review, and as appropriate adjust, the amount and mix of Company-operated and franchised stores to help optimize overall performance. These adjustments included closing 25 underperforming Company-operated stores during the three months ended June 30, 2015.
Our major operating divisions are the Aaron’s Sales & Lease Ownership division, Progressive, HomeSmart and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Total revenues increased from $2.213 billion in 2012 to $2.695 billion in 2014, primarily as a result of the Progressive acquisition during 2014.
For the three months ended June 30, 2015, total revenues were $769.0 million, an increase of 16.1%, over the comparable period in 2014. The increase of $106.6 million was due to a $127.1 million increase in revenues from Progressive, partially offset by a decrease of $20.5 million in revenues from our traditional lease-to-own (“core”) business primarily resulting from a 4.4% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the three months ended June 30, 2015 were $15.5 million, a decrease of $734,000, or 4.5%, from the comparable period in 2014.
For the six months ended June 30, 2015, total revenues were $1.6 billion, an increase of 27.5%, over the comparable period in 2014. The increase of $343.0 million was primarily due to a $378.7 million increase in revenues from Progressive, partially offset by a decrease of $35.8 million in revenues from our core business primarily resulting from a 4.7% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the six months ended June 30, 2015 were $32.5 million, a decrease of $1.8 million, or 5.3%, from the comparable period in 2014.

Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended June 30, 2015, we calculated this amount by comparing revenues for the three months ended June 30, 2015 to revenues for the comparable period in 2014 for all stores open for the entire 15-month period ended June 30, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2015, we calculated this amount by comparing revenues for the six months ended June 30, 2015 to revenues for the comparable period in 2014 for all stores open for the entire 24-month period ended June 30, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. During the first quarter of 2015, the Company revised the methodology for calculating same store revenues to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation after 24 months. Previously, merged stores were included in the same store calculation after 15 months. The change in the same store calculation had an immaterial impact on comparable store revenues for 2015 and 2014.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our business. We also believe the lease-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. In response to these changing market conditions, we are executing a strategic plan for the core business that focuses on the following items and that we believe positions us for success over the long-term:

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
Key Components of Earnings
In this management’s discussion and analysis section we review our consolidated results. For the six months ended June 30, 2015, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into five components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores and Progressive.
Retail Cost of Sales. Retail cost of sales represents the original or depreciated cost of merchandise sold through our Company-operated stores.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Operating Expenses. Operating expenses include personnel costs, selling costs, occupancy and delivery costs, bad debt expense, and lease merchandise write-offs, among other expenses.
Other Operating Expense (Income), Net. Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment.

Critical Accounting Policies
Refer to the 2014 Annual Report.
Results of Operations
As of June 30, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which are presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which are included as part of the Other category.
The Company’s Sales and Lease Ownership, Progressive, HomeSmart and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of the Woodhaven Furniture Industries division, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit or loss.
Results of Operations – Three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Lease Revenues and Fees	$660,472	$552,494	$107,978	19.5%
Retail Sales	7,073	8,419	(1,346)	(16.0)
Non-Retail Sales	84,449	83,893	556.7
Franchise Royalties and Fees	15,491	16,225	(734)	(4.5)
Other	1,564	1,459	105	7.2
	769,049	662,490	106,559	16.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	294,362	232,715	61,647	26.5
Retail Cost of Sales	4,849	5,478	(629)	(11.5)
Non-Retail Cost of Sales	76,463	76,227	236.3
Operating Expenses	325,555	311,116	14,439	4.6
Financial Advisory and Legal Costs	—	12,404	(12,404)	nmf
Progressive-Related Transaction Costs	—	5,464	(5,464)	nmf
Restructuring Expenses	—	2,264	(2,264)	nmf
Other Operating Expense, Net	277	5	272	nmf
	701,506	645,673	55,833	8.6
OPERATING PROFIT	67,543	16,817	50,726	301.6
Interest Income	792	1,074	(282)	(26.3)
Interest Expense	(5,622)	(5,479)	143	2.6
Other Non-Operating Income, Net	1,641	1,150	491	42.7
EARNINGS BEFORE INCOME TAXES	64,354	13,562	50,792	374.5
INCOME TAXES	23,808	5,057	18,751	370.8
NET EARNINGS	$40,546	$8,505	$32,041	376.7%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Sales and Lease Ownership[1]	$474,346	$495,049	$(20,703)	(4.2)%
Progressive[2]	255,946	128,859	127,087	98.6
HomeSmart[1]	15,275	15,749	(474)	(3.0)
Franchise[3]	15,491	16,225	(734)	(4.5)
Manufacturing	25,228	23,743	1,485	6.3
Other	326	367	(41)	(11.2)
Revenues of Reportable Segments	786,612	679,992	106,620	15.7
Elimination of Intersegment Revenues	(24,691)	(23,404)	(1,287)	(5.5)
Cash to Accrual Adjustments	7,128	5,902	1,226	20.8
Total Revenues from External Customers	$769,049	$662,490	$106,559	16.1%
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on a cash basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $20.7 million to $474.3 million primarily due to a $20.0 million decrease in lease revenues and fees and a $1.3 million decrease in retail sales, partially offset by a $358,000 increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 4.4% decrease in same store revenues and the net reduction of 51 Sales and Lease Ownership stores during the 15-month period ended June 30, 2015.
Progressive. Progressive segment revenues increased $127.1 million to $255.9 million primarily due to increases in invoice volumes at existing retail locations as well as a net increase of approximately 1,000 retail locations served over a trailing twelve month period. Progressive segment revenues have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues decreased $474,000 to $15.3 million primarily due to a 2.7% decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a 4.0% decrease in same store revenues.
Franchise. Franchise segment revenues decreased $734,000 to $15.5 million due to a 1.6% decrease in same store revenues of existing franchised stores and the impact of the net reduction of one franchised store during the 15-month period ended June 30, 2015.
Other. Revenues in the Other category are primarily revenues attributable to leasing space to unrelated third parties in the corporate headquarters building and revenues from several minor unrelated activities.
Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $61.6 million, or 26.5%, to $294.4 million during the three months ended June 30, 2015, from $232.7 million during the comparable period in 2014. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 44.6% from 42.1% in the prior year period, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales decreased $629,000, or 11.5%, to $4.8 million during the three months ended June 30, 2015, from $5.5 million for the comparable period in 2014, and increased as a percentage of sales to 68.6% from 65.1% due to continued increased discounting of pre-leased merchandise.

Non-retail cost of sales. Non-retail cost of sales increased $236,000, or .3%, to $76.5 million during the three months ended June 30, 2015, from $76.2 million for the comparable period in 2014, and as a percentage of non-retail sales, remained consistent at approximately 91% in both 2015 and 2014.
Operating expenses. Operating expenses increased $14.4 million, or 4.6%, to $325.6 million during the three months ended June 30, 2015, from $311.1 million for the comparable period in 2014 due primarily to the consolidation of Progressive's results of operations from the April 2014 acquisition date. As a percentage of total revenues, operating expenses decreased to 42.3% in 2015 from 47.0% in 2014 as a result of cost reductions in personnel, advertising, facility rent, lease merchandise-related costs and other operating costs in Aaron's core business.
Financial advisory and legal costs. Financial advisory and legal costs of $12.4 million were incurred during the three months ended June 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals.
Progressive-related transaction costs. Financial advisory and legal costs of $5.5 million were incurred during the three months ended June 30, 2014 in connection with the acquisition of Progressive.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $2.3 million were incurred during the three months ended June 30, 2014 related to the write-off and impairment of property, plant and equipment.
Other Operating Expense, Net
Other operating expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating expense, net is as follows:

	Three Months Ended June 30,
(In Thousands)	2015	2014
Losses (gains) on sales of stores and delivery vehicles	$103	$(245)
Losses on asset dispositions and assets held for sale	174	250
Other operating expense, net	$277	$5
Operating Profit
Interest income. Interest income decreased to $792,000 during the three months ended June 30, 2015 compared with $1.1 million for the comparable period in 2014.
Interest expense. Interest expense increased to $5.6 million for the three months ended June 30, 2015 compared with $5.5 million for the comparable period in 2014.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating income, net were foreign exchange transaction gains of $1.4 million and $862,000 during the three months ended June 30, 2015 and 2014, respectively. Changes in the cash surrender value of Company-owned life insurance resulted in gains of $230,000 and $288,000 during the three months ended June 30, 2015 and June 30, 2014 respectively.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
			2015 vs. 2014
(In Thousands)	2015	2014	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$30,859	$32,132	$(1,273)	(4.0)%
Progressive	23,314	(323)	23,637	nmf
HomeSmart	(126)	(662)	536	81.0
Franchise	11,993	11,073	920	8.3
Manufacturing	376	(89)	465	522.5
Other	(11,668)	(28,547)	16,879	59.1
Earnings Before Income Taxes for Reportable Segments	54,748	13,584	41,164	303.0
Elimination of Intersegment (Profit) Loss	(398)	82	(480)	(585.4)
Cash to Accrual and Other Adjustments	10,004	(104)	10,108	nmf
Total	$64,354	$13,562	$50,792	374.5%

nmf - Calculation is not meaningful
Earnings before income taxes for the three months ended June 30, 2014 were impacted by $12.4 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, and $5.5 million in transaction costs related to the Progressive acquisition, both of which have been included in the Other category. In addition, earnings before income taxes for the three months ended June 30, 2014 included $2.3 million in charges related to the closure of 44 Company-operated stores and restructuring of the Company's home office and field support, which has been included in the Sales and Lease Ownership segment results.
Income Tax Expense
Income tax expense increased $18.8 million to $23.8 million for the three months ended June 30, 2015, compared to $5.1 million for the comparable period in 2014, primarily due to the increase in earnings before income taxes between those two periods. The effective tax rate also decreased to 37.0% for the second quarter of 2015 from 37.3% for the second quarter of 2014.
Net Earnings
Net earnings increased $32.0 million to $40.5 million during the three months ended June 30, 2015 from $8.5 million during the three months ended June 30, 2014. As a percentage of total revenues, net earnings were 5.3% and 1.3% in 2015 and 2014, respectively.

Results of Operations – Six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Lease Revenues and Fees	$1,355,754	$1,012,310	$343,444	33.9%
Retail Sales	19,067	22,929	(3,862)	(16.8)
Non-Retail Sales	180,486	175,518	4,968	2.8
Franchise Royalties and Fees	32,495	34,309	(1,814)	(5.3)
Other	3,061	2,847	214	7.5
	1,590,863	1,247,913	342,950	27.5
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	610,348	400,627	209,721	52.3
Retail Cost of Sales	12,553	14,491	(1,938)	(13.4)
Non-Retail Cost of Sales	163,315	159,134	4,181	2.6
Operating Expenses	653,475	573,815	79,660	13.9
Financial Advisory and Legal Costs	—	13,276	(13,276)	nmf
Progressive-Related Transaction Costs	—	6,267	(6,267)	nmf
Restructuring Expenses	—	2,264	(2,264)	nmf
Other Operating Income, Net	(1,183)	(672)	(511)	(76.0)
	1,438,508	1,169,202	269,306	23.0
OPERATING PROFIT	152,355	78,711	73,644	93.6
Interest Income	1,231	1,827	(596)	(32.6)
Interest Expense	(11,591)	(7,012)	4,579	65.3
Other Non-Operating Income, Net	189	746	(557)	(74.7)
EARNINGS BEFORE INCOME TAXES	142,184	74,272	67,912	91.4
INCOME TAXES	52,395	27,428	24,967	91.0
NET EARNINGS	$89,789	$46,844	$42,945	91.7%

nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,010,506	$1,043,760	$(33,254)	(3.2)%
Progressive[2]	507,565	128,859	378,706	293.9
HomeSmart[1]	32,247	33,153	(906)	(2.7)
Franchise[3]	32,495	34,309	(1,814)	(5.3)
Manufacturing	54,034	54,898	(864)	(1.6)
Other	694	2,265	(1,571)	(69.4)
Revenues of Reportable Segments	1,637,541	1,297,244	340,297	26.2
Elimination of Intersegment Revenues	(52,980)	(53,662)	682	1.3
Cash to Accrual Adjustments	6,302	4,331	1,971	45.5
Total Revenues from External Customers	$1,590,863	$1,247,913	$342,950	27.5%
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on a cash basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.

Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $33.3 million to $1.0 billion primarily due to a $35.0 million decrease in lease revenues and fees and a $3.7 million decrease in retail sales, partially offset by a $5.1 million increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 4.6% decrease in same store revenues and the net reduction of 24 Sales and Lease Ownership stores during the 24-month period ended June 30, 2015.
Progressive. Progressive segment revenues increased $378.7 million to $507.6 million primarily because Progressive was acquired on April 14, 2014 and its results have been included in the Company's consolidated results only from that date.
HomeSmart. HomeSmart segment revenues decreased $906,000 to $32.2 million primarily due to a 2.7% decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a 6.4% decrease in same store revenues, which more than offset the impact of the net addition of five Company-owned stores during the 24-month period ended June 30, 2015.
Franchise. Franchise segment revenues decreased $1.8 million to $32.5 million due to a 2.5% decrease in same store revenues of existing franchised stores, which more than offset the impact of the net addition of 23 franchised stores during the 24-month period ended June 30, 2015.
Other. Revenues in the Other category are primarily revenues attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) revenues from several minor unrelated activities.
Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $209.7 million, or 52.3%, to $610.3 million during the six months ended June 30, 2015, from $400.6 million during the comparable period in 2014. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.0% from 39.6% in the prior year period, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our traditional lease-to-own business.
Retail cost of sales. Retail cost of sales decreased $1.9 million, or 13.4%, to $12.6 million during the six months ended June 30, 2015, from $14.5 million for the comparable period in 2014, and as a percentage of retail sales, increased to 65.8% from 63.2% due to continued increased discounting of pre-leased merchandise.
Non-retail cost of sales. Non-retail cost of sales increased $4.2 million, or 2.6%, to $163.3 million during the six months ended June 30, 2015, from $159.1 million for the comparable period in 2014, and as a percentage of non-retail sales, remained consistent at approximately 91% in both periods.
Operating expenses. Operating expenses increased $79.7 million, or 13.9%, to $653.5 million during the six months ended June 30, 2015, from $573.8 million for the comparable period in 2014 due primarily to the consolidation of Progressive's results of operations from the April 2014 acquisition date. As a percentage of total revenues, operating expenses decreased to 41.1% in 2015 from 46.0% in 2014 as a result of cost reductions in personnel, advertising, facility rent, lease merchandise-related costs and other operating costs in Aaron's core business, as well as the acquisition of Progressive in April 2014.
Financial advisory and legal costs. Financial advisory and legal costs of $13.3 million were incurred during the six months ended June 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals.
Progressive-related transaction costs. Financial advisory and legal costs of $6.3 million were incurred during the six months ended June 30, 2014 in connection with the acquisition of Progressive.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $2.3 million were incurred during the six months ended June 30, 2014 related to the write-off and impairment of property, plant and equipment.

Other Operating Income, Net
Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment of property, plant and equipment, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating income, net is as follows:

	Six Months Ended June 30,
(In Thousands)	2015	2014
Gains on sales of stores and delivery vehicles	$(2,290)	$(2,050)
Impairment charges and losses on asset dispositions	1,107	1,378
Other operating income, net	$(1,183)	$(672)
During the six months ended June 30, 2015, other operating income, net included net gains of $1.3 million from the sale of 19 Aaron’s Sales & Lease Ownership stores. In addition, the Company recognized impairment charges of $793,000 on leasehold improvements related to Company-operated stores that were closed during the period.
During the six months ended June 30, 2014, other operating income, net included $838,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014. In addition, the Company recognized gains of $1.5 million from the sale of five Aaron's Sales & Lease Ownership stores during the six months ended June 30, 2014.
Operating Profit
Interest income. Interest income decreased to $1.2 million during the six months ended June 30, 2015 compared with $1.8 million for the comparable period in 2014.
Interest expense. Interest expense increased $4.6 million to $11.6 million for the six months ended June 30, 2015 from $7.0 million in 2014 due primarily to $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating income, net were foreign exchange transaction losses of $312,000 and gains of $461,000 during the six months ended June 30, 2015 and 2014, respectively. Gains related to the changes in the cash surrender value of Company-owned life insurance were $501,000 and $285,000 during the six months ended June 30, 2015 and June 30, 2014 respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
			2015 vs. 2014
(In Thousands)	2015	2014	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$83,434	$87,751	$(4,317)	(4.9)%
Progressive	39,144	(323)	39,467	nmf
HomeSmart	411	(731)	1,142	156.2
Franchise	25,891	25,631	260	1.0
Manufacturing	1,658	458	1,200	262.0
Other	(23,147)	(38,474)	15,327	39.8
Earnings Before Income Taxes for Reportable Segments	127,391	74,312	53,079	71.4
Elimination of Intersegment Profit	(1,666)	(427)	(1,239)	(290.2)
Cash to Accrual and Other Adjustments	16,459	387	16,072	nmf
Total	$142,184	$74,272	$67,912	91.4%

nmf - Calculation is not meaningful

Earnings before income taxes for the six months ended June 30, 2014 were impacted by $13.3 million in financial advisory and legal costs related to addressing strategic matters, including proxy contests, and $6.3 million in transaction costs related to the Progressive acquisition, both of which have been included in the Other category. In addition, earnings before income taxes for the six months ended June 30, 2014 included $2.3 million in charges related to the closure of 44 Company-operated stores and restructuring of the Company's home office and field support, which has been included in the Sales and Lease Ownership segment results.
Income Tax Expense
Income tax expense increased $25.0 million to $52.4 million for the six months ended June 30, 2015 compared to $27.4 million for the same period in 2014. The effective tax rate was 36.9% for the six months ended June 30, 2015 and 2014.
Net Earnings
Net earnings increased $42.9 million to $89.8 million during the six months ended June 30, 2015 from $46.8 million during the six months ended June 30, 2014, representing a 91.7% increase. As a percentage of total revenues, net earnings were 5.6% and 3.8% in 2015 and 2014, respectively.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2014 to June 30, 2015 are as follows:

•
Cash and cash equivalents increased $87.6 million to $91.1 million at June 30, 2015 from $3.5 million at December 31, 2014. For additional information, refer to the “Liquidity and Capital Resources” section below.

•
Income tax receivable decreased $112.4 million due to the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout 2014, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed. During the six months ended June 30, 2015, the Company applied for and received a $100.0 million refund from the Internal Revenue Service (“IRS”).

•	Deferred income taxes decreased $70.4 million due primarily to the reversal of accelerated bonus depreciation deductions on lease merchandise that were taken in prior periods.

•
Debt decreased $111.2 million due primarily to the net repayment of $81.6 million in revolving credit borrowings and term loans outstanding as of December 31, 2014. Refer to “Liquidity and Capital Resources” below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the six months ended June 30, 2015 and 2014, cash provided by operating activities was $219.3 million and cash used in operating activities was $24.6 million, respectively. The $243.9 million increase in operating cash flows during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due primarily to a $115.6 million increase related to a reduction in the Company's income tax receivable that existed as of December 31, 2014 and a $77.6 million decrease in lease merchandise, net of the effects of acquisitions and dispositions. The change in income tax receivable is due to the enactment of the Tax Increase Prevention Act of 2014 in December 2014, which extended bonus depreciation on eligible inventory held during 2014. Throughout 2014, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed. During the six months ended June 30, 2015, the Company applied for and received a $100.0 million income tax refund from the IRS.

Purchases of sales and lease ownership stores initially have a positive impact on operating cash flows because the lease merchandise, other assets and intangibles acquired are recognized as investing cash outflows in the period of acquisition. However, the initial positive impact may not be indicative of the extent to which these stores will contribute positively to operating cash flows in future periods. The amount of lease merchandise purchased in store acquisitions and shown under investing activities was $3.1 million during the six months ended June 30, 2015. The amount of lease merchandise purchased and shown under investing activities was $141.9 million during the six months ended June 30, 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition.

Sales of Company-operated stores are an additional source of investing cash flows, and resulted in net cash proceeds of $8.3 million during the six months ended June 30, 2015. Proceeds from such sales were $15.8 million during the six months ended June 30, 2014 and included cash consideration of $10.0 million from a third party in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $6.5 million and $2.7 million during the six months ended June 30, 2015 and 2014, respectively.
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
Debt Financing
As of June 30, 2015, $109.4 million in term loans were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of June 30, 2015 was $225.0 million.
As of June 30, 2015, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of June 30, 2015, the Company had outstanding $75.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at June 30, 2015 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of June 30, 2015, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 28 consecutive years. At its November 2014 meeting, our board of directors increased the quarterly dividend by 9.5%, raising it to $.023 per share from $.021 per share. Aggregate dividend payments for the six months ended June 30, 2015 were $1.7 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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

Commitments
Income Taxes. During the six months ended June 30, 2015, we received income tax refunds, net of payments, of $13.1 million. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $113.0 million.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 allowed for deduction of 100% of the adjusted basis of qualified property for assets placed in service after September 8, 2010 and before December 31, 2011. The American Taxpayer Relief Act of 2012 extended bonus depreciation of 50% through the end of 2013. The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. As a result, the Company received a $100.0 million refund from the IRS during the six months ended June 30, 2015. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In future years, we may have to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2014 and prior periods. We estimate that at December 31, 2014, the remaining tax deferral associated with the acts described above was approximately $176.0 million, of which approximately 79% is expected to reverse in 2015 and most of the remainder during 2016 and 2017.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space for Progressive's operations, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. We also lease computer equipment and transportation vehicles under operating leases expiring during the next four years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of June 30, 2015 are shown in the table below under “Contractual Obligations and Commitments.”
As of June 30, 2015, we have 20 capital leases, 19 of which are with a limited liability company (“LLC”) whose managers and owners are five current officers (of which four are current executive officers) and six former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $788,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
In the past, we financed a small portion of our store expansion through sale-leaseback transactions. The properties were generally sold at net book value and the resulting leases qualified and are accounted for as operating leases. We do not have any retained or contingent interests in the stores nor do we provide any guarantees, other than a corporate level guarantee of lease payments, in connection with the sale-leasebacks. The operating leases that resulted from these transactions are included in the table below under “Contractual Obligations and Commitments.”
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our franchise loan facility matures December 9, 2015 and the maximum commitment available under the facility as of June 30, 2015 was $175.0 million.
At June 30, 2015, the portion that we might be obligated to repay in the event franchisees defaulted was $87.6 million. However, due to franchisee borrowing limits, we believe any losses associated with any defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of June 30, 2015:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$484,375	$31,250	$195,000	$198,125	$60,000
Capital Leases	10,483	2,792	4,608	2,360	723
Interest Obligations	74,015	20,457	33,597	17,202	2,759
Operating Leases	491,612	111,413	164,608	104,774	110,817
Purchase Obligations	12,076	9,932	2,144	—	—
Retirement Obligations	6,255	4,050	2,150	26	29
Regulatory Obligations	17,500	17,500	—	—	—
Total Contractual Cash Obligations	$1,096,316	$197,394	$402,107	$322,487	$174,328
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at June 30, 2015 to calculate these payments. Our variable rate debt at June 30, 2015 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at June 30, 2015 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rate at June 30, 2015 ranged between 2.06% and 2.19% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.
The following table shows the Company's approximate commercial commitments as of June 30, 2015:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$87,620	$87,620	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Retirement obligations primarily represent future payments associated with the retirement of the Company’s founder and Chairman of the Board during the year ended December 31, 2012 and both the Chief Executive Officer and the Chief Operating Officer during year ended December 31, 2014.
Regulatory obligations represent future payments associated with the resolution of the regulatory investigation by the California Attorney General into the Company's leasing, marketing, and privacy practices.
Deferred income tax liabilities as of June 30, 2015 were $198.1 million. This amount does not directly relate to the federal and state income tax payments described above and is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
As of June 30, 2015, we had $375.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our revolving credit agreement as of June 30, 2015 consisted of $109.4 million in term loans. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of June 30, 2015, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $1.1 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Aaron's business is subject to certain risks and uncertainties. The Company has added the risk factor below to the list of risk factors previously reported in the 2014 Annual Report. Any of the risk factors disclosed below and in the 2014 Annual Report could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.

We may be subject to new or additional federal and state financial services and consumer protection laws and regulations that could expose us to government investigations, significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.

Currently, 47 states and the District of Columbia specifically regulate rent-to-own transactions, including states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores, as well as states in which our Progressive business has retail partners. While no federal law currently specifically regulates the rent-to-own industry, federal legislation to regulate the industry has been proposed in the past and may be proposed in the future. For example, federal and regulatory authorities such as the Consumer Financial Protection Bureau (the “CFPB”) and the Federal Trade Commission (the “FTC”) are increasingly focused on the subprime financial marketplace in which the rent-to-own industry operates, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for businesses such as ours.

The risks in Progressive’s “virtual” lease-to-own business differ in some potentially significant respects from the risks of Aaron’s store-based lease-to-own business. These risks, whether arising from the offer by third party retailers of Progressive’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, may also be materially adverse to our operations, prospects or financial condition. Furthermore, Progressive’s business relies on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through lease transaction closing. Accordingly, there is the potential that regulators may target virtual lease-to-own transactions and/or new regulations or legislation could be adopted that negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners.

In addition, as we execute on our strategic plans, we may expand into complementary businesses that engage in financial, banking or lending services that are subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future. Any additional laws or regulations may result in changes in the way our operations are regulated, exposing us to increased regulatory oversight, more burdensome regulations and increased litigation risk, each of which could have a material adverse effect on us.

Any proposed rulemaking by the CFPB, the FTC or state regulators or other adverse changes in existing laws, the passage of new adverse legislation by states or the federal government, or the introduction of additional laws or regulations applicable to complementary businesses could materially increase both our costs of complying with laws and the risk that we could be subject to government investigations and subject to sanctions if we are not in compliance. In addition, new burdensome rules or regulations could force us to modify our business model, expose us to increased litigation risk, and might reduce the economic potential of our sales and lease ownership operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1, 2015 through April 30, 2015	—	—	—	10,496,421
May 1, 2015 through May 31, 2015	—	—	—	10,496,421
June 1, 2015 through June 30, 2015	—	—	—	10,496,421
Total	—		—
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
3 As of June 30, 2015, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company's Board of Directors and publicly announced from time-to-time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Amendment No. 4 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of April 23, 2014.

10.2*	Amendment No. 5 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of November 12, 2014.

10.3	Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2015).

10.4
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.5
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.6*	Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan.

10.7
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.8*	Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan.

10.9
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.10*	Amendment to Form of Option Award Agreement for awards made in or after February 2014.

10.11*	Amendment to Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014.

10.12*	Amendment to Form of Performance Share Award Agreement for awards made in or after February 2014.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	August 6, 2015	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date:	August 6, 2015	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller