Form 10-Q
period 2015-09-30
AARON'S INC
filed 2015-11-09
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of November 2, 2015
Common Stock, $.50 Par Value	72,592,731

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	September 30, 2015	December 31, 2014
ASSETS:
Cash and Cash Equivalents	$66,912	$3,549
Investments	22,334	21,311
Accounts Receivable (net of allowances of $36,253 in 2015 and $27,401 in 2014)	85,224	107,383
Lease Merchandise (net of accumulated depreciation of $734,934 in 2015 and $701,822 in 2014)	1,052,615	1,087,032
Property, Plant and Equipment at Cost (net of accumulated depreciation of $219,862 in 2015 and $216,065 in 2014)	212,217	219,417
Goodwill	536,121	530,670
Other Intangibles (net of accumulated amortization of $52,218 in 2015 and $33,250 in 2014)	279,187	297,471
Income Tax Receivable	12,997	124,095
Prepaid Expenses and Other Assets	60,525	59,560
Assets Held For Sale	7,542	6,356
Total Assets	$2,335,674	$2,456,844
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$268,521	$270,421
Accrued Regulatory Expense	11,280	27,200
Deferred Income Taxes Payable	162,764	268,551
Customer Deposits and Advance Payments	55,586	61,069
Debt	494,161	606,082
Total Liabilities	992,312	1,233,323
Commitments and Contingencies (Note 5)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2015 and December 31, 2014; Shares Issued: 90,752,123 at September 30, 2015 and December 31, 2014	45,376	45,376
Additional Paid-in Capital	236,620	227,290
Retained Earnings	1,383,208	1,274,233
Accumulated Other Comprehensive Loss	(222)	(90)
	1,664,982	1,546,809
Less: Treasury Shares at Cost
Common Stock: 18,160,832 Shares at September 30, 2015 and 18,263,589 at December 31, 2014	(321,620)	(323,288)
Total Shareholders’ Equity	1,343,362	1,223,521
Total Liabilities & Shareholders’ Equity	$2,335,674	$2,456,844
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
REVENUES:
Lease Revenues and Fees	$661,856	$594,455	$2,017,610	$1,606,765
Retail Sales	6,988	8,094	26,055	31,023
Non-Retail Sales	81,708	78,503	262,194	254,021
Franchise Royalties and Fees	15,574	15,838	48,069	50,147
Other	1,568	1,528	4,629	4,375
	767,694	698,418	2,358,557	1,946,331
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	302,029	260,819	912,377	661,446
Retail Cost of Sales	4,537	5,409	17,090	19,900
Non-Retail Cost of Sales	73,567	71,403	236,882	230,537
Operating Expenses	345,514	325,148	998,989	898,963
Financial Advisory and Legal Costs	—	385	—	13,661
Restructuring Expenses	—	6,876	—	9,140
Retirement and Vacation Charges	—	9,094	—	9,094
Progressive-Related Transaction Costs	—	371	—	6,638
Regulatory Income	—	(1,200)	—	(1,200)
Other Operating Income, Net	(962)	(197)	(2,145)	(869)
	724,685	678,108	2,163,193	1,847,310
OPERATING PROFIT	43,009	20,310	195,364	99,021
Interest Income	483	634	1,714	2,461
Interest Expense	(5,524)	(6,162)	(17,115)	(13,174)
Other Non-Operating Expense, Net	(1,412)	(1,583)	(1,223)	(837)
EARNINGS BEFORE INCOME TAXES	36,556	13,199	178,740	87,471
INCOME TAXES	12,362	3,904	64,757	31,332
NET EARNINGS	$24,194	$9,295	$113,983	$56,139
EARNINGS PER SHARE
Basic	$.33	$.13	$1.57	$.78
Assuming Dilution	$.33	$.13	$1.56	$.77
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.023	$.021	$.069	$.063
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,586	72,340	72,558	72,350
Assuming Dilution	73,076	72,660	72,966	72,713
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net Earnings	$24,194	$9,295	$113,983	$56,139
Other Comprehensive Income:
Foreign Currency Translation Adjustment	(156)	(26)	(132)	(19)
Total Other Comprehensive Income	(156)	(26)	(132)	(19)
Comprehensive Income	$24,038	$9,269	$113,851	$56,120
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Earnings	$113,983	$56,139
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	912,377	661,446
Other Depreciation and Amortization	59,659	63,087
Bad Debt Expense	117,898	62,169
Stock-Based Compensation	10,692	8,756
Deferred Income Taxes	(106,122)	(91,376)
Other Changes, Net	(3,835)	2,011
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,234,441)	(1,006,652)
Book Value of Lease Merchandise Sold or Disposed	354,240	317,793
Accounts Receivable	(99,849)	(55,627)
Prepaid Expenses and Other Assets	(861)	(3,654)
Income Tax Receivable	111,098	(7,001)
Accounts Payable and Accrued Expenses	382	(10,703)
Accrued Regulatory Expense	(15,920)	(1,200)
Customer Deposits and Advance Payments	(5,991)	(3,849)
Cash Provided by (Used in) Operating Activities	213,310	(8,661)
INVESTING ACTIVITIES:
Proceeds from Maturities and Calls of Investments	—	89,993
Additions to Property, Plant and Equipment	(37,418)	(37,221)
Acquisitions of Businesses and Contracts	(16,841)	(695,765)
Proceeds from Dispositions of Businesses and Contracts	13,976	15,773
Proceeds from Sale of Property, Plant and Equipment	5,941	3,357
Cash Used in Investing Activities	(34,342)	(623,863)
FINANCING ACTIVITIES:
Proceeds from Debt	30,151	715,554
Repayments on Debt	(142,072)	(301,043)
Dividends Paid	(5,008)	(6,155)
Excess Tax Benefits from Stock-Based Compensation	340	1,392
Issuance of Stock Under Stock Option Plans	984	4,324
Other	—	(2,238)
Cash (Used in) Provided by Financing Activities	(115,605)	411,834
Increase (Decrease) in Cash and Cash Equivalents	63,363	(220,690)
Cash and Cash Equivalents at Beginning of Period	3,549	231,091
Cash and Cash Equivalents at End of Period	$66,912	$10,401

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
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept) and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
The following table presents store count by ownership type for the Company's store-based operations:

Stores (Unaudited)	September 30, 2015	September 30, 2014
Company-operated stores
Sales and Lease Ownership	1,218	1,234
HomeSmart	82	82
Total Company-operated stores	1,300	1,316
Franchised stores	764	785
Systemwide stores	2,064	2,101
The following table presents active doors for the Progressive segment:

(Unaudited)	September 30, 2015	September 30, 2014
Progressive Active Doors[1]	12,132	11,955
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2014 (the “2014 Annual Report”). The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of operating results for the full year.

Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
The Company presents sales net of related taxes for its traditional lease-to-own (“core”) business. Prior to 2015, Progressive presented lease revenues on a gross basis with sales taxes included. Effective January 1, 2015, Progressive conformed its presentation of sales tax to that of the core business. For the three and nine months ended September 30, 2014, reclassification adjustments of $9.1 million and $19.2 million, respectively, have been made to present sales net of related taxes on a consolidated basis. These adjustments reduce lease revenues and fees and operating expenses.
Principles of Consolidation and Variable Interest Entities
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
The Company holds notes issued by Perfect Home Holdings Limited (“Perfect Home”), a privately-held lease-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operates 70 retail stores as of September 30, 2015.
Perfect Home is a variable interest entity (“VIE”) because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home because the Company lacks the power through voting or similar rights to direct the activities that most significantly affect Perfect Home's economic performance. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment, which is $22.3 million at September 30, 2015.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2014 Annual Report.
Income Taxes
The Company files a federal consolidated income tax return in the United States, and the Company and its subsidiaries file in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2012.
As of September 30, 2015 and December 31, 2014, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.9 million and $2.1 million, respectively, including interest and penalties. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units, restricted stock awards and performance share units (collectively, “share-based awards”) as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2015	2014	2015	2014
Weighted average shares outstanding	72,586	72,340	72,558	72,350
Effect of dilutive securities:
Dilutive effect of share-based awards	490	320	408	363
Weighted average shares outstanding assuming dilution	73,076	72,660	72,966	72,713
During the three and nine months ended September 30, 2015, there were approximately 281,000 and 431,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period.
During the three and nine months ended September 30, 2014, there were approximately 166,000 and 143,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the period.

Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of September 30, 2015 and December 31, 2014, the allowance for lease merchandise write-offs was $32.2 million and $27.6 million, respectively.
Lease merchandise adjustments totaled $38.8 million and $29.9 million for the three months ended September 30, 2015 and 2014, respectively, and $98.3 million and $64.6 million for the nine months ended September 30, 2015 and 2014, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying condensed consolidated statements of earnings.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks in which the balances are held, such exposure to loss is believed to be minimal.
Investments
The Company holds British pound-denominated notes issued by Perfect Home. The Perfect Home notes, which totaled £14.8 million ($22.3 million) and £13.7 million ($21.3 million) at September 30, 2015 and December 31, 2014, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets and mature on June 30, 2016. The increase in the carrying amount of the notes during the nine months ended September 30, 2015 relates to accretion of the original discount on the notes, which had a face value of £10.0 million.
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

Historically, the Company maintained investments in various corporate debt securities, or bonds, that were classified as held-to-maturity securities. During the three months ended September 30, 2014, the Company sold all of its investments in corporate bonds due to the Progressive acquisition. The amortized cost of the investments sold was $68.7 million, and a net realized gain of approximately $95,000 was recorded during the three months ended September 30, 2014.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for vendor consideration and in-transit credit card transactions) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2015	December 31, 2014
Customers	$32,826	$30,438
Corporate	15,986	32,572
Franchisee	36,412	44,373
	$85,224	$107,383
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2015 and December 31, 2014. After adjustment to fair value, the $7.5 million and $6.4 million carrying amount of these properties has been classified as assets held for sale in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as described in Note 3.

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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The deferred compensation liability was $11.6 million and $12.7 million as of September 30, 2015 and December 31, 2014, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of the insurance contracts totaled $15.1 million as of September 30, 2015 and $14.5 million as of December 31, 2014 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s matching contributions was not significant during any of the three or nine months periods presented. Benefits of $1.0 million and $1.4 million were paid during the first nine months of 2015 and 2014, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2015	$(90)	$(90)
Other comprehensive income	(132)	(132)
Balance at September 30, 2015	$(222)	$(222)
There were no reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015.
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

Recent Accounting Pronouncements

Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date for ASU 2014-09 by one year to annual reporting periods, and interim periods within that period, beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of adopting ASU 2014-09 on its consolidated financial statements.

Debt Issuance Costs. In April 2015, the FASB issued No. ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the provisions of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

Measurement-Period Adjustments. In September 2015, the FASB issued No. ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the adjustment amounts. The adjustment amounts must include the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company does not expect the provisions of ASU 2015-16 to have a material impact on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the nine months ended September 30, 2015 and 2014, net cash payments related to the acquisitions of businesses and contracts were $16.8 million and $695.8 million, respectively. Cash payments made during the nine months ended September 30, 2014 primarily related to the acquisition of Progressive. The effect of the Company's other acquisitions on the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 was not significant.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive. The Company completed the acquisition accounting for this transaction during the three months ended March 31, 2015. The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Nine Months Ended September 30,
	2014
(In Thousands)	As Reported	Pro Forma
Revenues	$1,946,331	$2,102,929
Net Earnings	56,139	61,601
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

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,600)	$—	$—	$(12,677)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$7,542	$—	$—	$6,356	$—
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

(In Thousands)	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$22,334	$—	$—	$21,311
Fixed-Rate Long-Term Debt[2]	—	(398,286)	—	—	(429,049)	—

[1]
The Perfect Home notes were initially measured at cost. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying value of fixed-rate long-term debt was $375.0 million and $400.0 million at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, investments classified as held-to-maturity securities consisted of the following:

		Gross Unrealized
(In Thousands)	Amortized Cost	Gains	Losses	Fair Value
September 30, 2015
Perfect Home Notes	$22,334	$—	$—	$22,334
December 31, 2014
Perfect Home Notes	$21,311	$—	$—	$21,311
The Perfect Home notes are described in Note 1. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of September 30, 2015.

NOTE 4.	INDEBTEDNESS
See Note 6 in the consolidated financial statements in the 2014 Annual Report and Note 9 in these condensed consolidated financial statements.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, call center space for Progressive's operations, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. The Company also leases certain properties under capital or financing type leases that are more fully described in Note 6 to the consolidated financial statements in the 2014 Annual Report. Most of the leases contain renewal options for additional periods ranging from one to 20 years. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related expense on a straight-line basis over the lease term. The Company also leases transportation vehicles under operating leases. These leases generally expire during the next four years. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2015, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $78.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. As a result, the Company has never incurred, nor does management expect to incur, any significant losses under these guarantees. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $1.0 million as of September 30, 2015.
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
Certain proceedings to which we are currently a party are described below. We believe we have defenses to all of the claims described below, and intend to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that we will ultimately be successful in these proceedings, or in others to which we are currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon our business, financial position and results of operations.
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
At September 30, 2015, the Company had accrued $16.2 million for pending legal and regulatory matters for which it believes losses are probable, which is management's best estimate of the Company's exposure to loss. The accrual mostly related to the now-settled regulatory investigation by the California Attorney General described below. The Company estimates that the aggregate range of possible loss in excess of the amounts accrued is between $0 and $2.9 million.

At September 30, 2015, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $125,000 and $1.3 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum possible loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion was denied by the magistrate judge on June 30, 2014, but an appeal of that ruling is pending with the District Court. On August 14, 2015, the Company filed a motion for partial summary judgment seeking judicial dismissal of a portion of the claims in the case. That motion is pending.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises (“Aspen Way”) knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act (“ECPA”) and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called “PC Rental Agent.” Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserted the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs seek monetary damages as well as injunctive relief. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the U.S. District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiffs requested and received immediate appellate review of these rulings by the U.S. Third Circuit Court of Appeals. On April 10, 2015, the U.S. Third Circuit Court of Appeals reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. The District Court has not issued a new ruling on those matters.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court (Case No. BC502304), plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages in connection with the allegations of the complaint. Plaintiffs are also seeking certification of a putative California class. Plaintiffs are represented by the same counsel as in the above-described Byrd litigation. In April 2013, the Company timely removed this matter to federal court. On May 8, 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending. On June 6, 2015, the plaintiffs filed a motion to lift the stay, which was denied on July 11, 2015.

In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages of not less than $250,000. On April 3, 2013, the Company filed an answer and affirmative defenses. On that same day, the Company also filed a motion to stay the litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim and a motion to strike certain allegations in the complaint. The Court stayed the proceeding pending rulings on certain motions in the Byrd case, which expired upon remand of the case back to the District Court. On April 24, 2015, the Company filed a renewed motion to stay, which was granted on June 15, 2015.
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia (Case No. 1:14-cv-01919-TWT), several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiff’s legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to dismiss plaintiffs' amended complaint. On June 4, 2015, the Court granted the Company’s motion to dismiss all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs then filed a second amended complaint alleging only the invasion of privacy claims that survived the June 4, 2015 court order, and adding a claim for unjust enrichment. The Company filed a motion to dismiss the second amended complaint, and on September 16, 2015, the Court granted the Company’s motion to dismiss plaintiffs’ unjust enrichment claim. The only remaining claims against the Company is a claim for aiding and abetting invasion of privacy.
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

Pennsylvania Attorney General Investigation. There is a pending investigation by the Pennsylvania Attorney General relating to the Company's privacy practices in Pennsylvania. The privacy issues are related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees, and the Company's alleged responsibility for that use. The Company cooperated in the investigation and on June 18, 2015, reached a tentative settlement of the matter. The settlement documentation has been signed and is pending finalization with the Pennsylvania Attorney General.
Other Matters
In Foster v. Aaron’s, Inc., filed on August 21, 2015, in the United States District Court in Phoenix, Arizona (No. CV-15-1637-PHX-SRB), the plaintiff in this putative class action alleges that the Company violates the Telephone Consumer Protection Act (“TCPA”) by placing automated calls to customer references, or otherwise violates the TCPA in the manner in which the Company contacts customer references. The Company's initial responsive pleading was filed on October 7, 2015.
Other Commitments
At September 30, 2015, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $9.1 million.

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
During the three months ended September 30, 2014, total restructuring charges of $2.6 million were included in the Sales and Lease Ownership segment and total restructuring charges of $4.3 million were included in the Other category. During the nine months ended September 30, 2014, total restructuring charges of $4.8 million were included in the Sales and Lease Ownership segment and total restructuring charges of $4.3 million were included in the Other category.
Restructuring charges are included in the line item “Restructuring expenses” in the condensed consolidated statements of earnings. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the change in the liability associated with the restructuring charges:

(In Thousands)	Contractual Obligations Under Canceled Leases
Balance at January 1, 2015	$3,227
Payments	(1,501)
Balance at September 30, 2015	$1,726
In the ordinary course of business, we continually review, and as appropriate adjust, the amount and mix of Company-operated and franchised stores to help optimize overall performance. Costs incurred to close stores during the nine months ended September 30, 2015 were not significant.

NOTE 7.	SEGMENTS
As of September 30, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which is presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, wireless phones, consumer electronics, appliances and jewelry. The HomeSmart division offers furniture, electronics, appliances and computers to consumers primarily on a weekly payment basis with no credit needed. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which revenues and earnings are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Revenues From External Customers:
Sales and Lease Ownership	$468,794	$481,340	$1,479,300	$1,525,100
Progressive	265,986	180,680	773,551	309,539
HomeSmart	15,075	15,445	47,322	48,598
Franchise	15,574	15,838	48,069	50,147
Manufacturing	24,014	20,794	78,048	75,692
Other	308	361	1,002	2,626
Revenues of Reportable Segments	789,751	714,458	2,427,292	2,011,702
Elimination of Intersegment Revenues	(23,803)	(20,713)	(76,783)	(74,375)
Cash to Accrual Adjustments	1,746	4,673	8,048	9,004
Total Revenues from External Customers	$767,694	$698,418	$2,358,557	$1,946,331
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership[1]	$30,080	$21,415	$113,514	$109,166
Progressive	5,617	1,689	44,761	1,366
HomeSmart	(403)	(986)	8	(1,717)
Franchise	11,327	12,542	37,218	38,173
Manufacturing	349	(17)	2,007	441
Other[2]	(12,398)	(23,945)	(35,545)	(62,419)
Earnings Before Income Taxes for Reportable Segments	34,572	10,698	161,963	85,010
Elimination of Intersegment (Profit) Loss	(353)	22	(2,019)	(405)
Cash to Accrual and Other Adjustments	2,337	2,479	18,796	2,866
Total Earnings Before Income Taxes	$36,556	$13,199	$178,740	$87,471
1 Sales and Lease Ownership segment earnings before income taxes were impacted by $4.8 million of restructuring charges incurred during the nine months ended September 30, 2014, related to the Company's strategic decision to close 44 Company-operated stores, of which $2.6 million was incurred during the three months ended September 30, 2014.
2 Loss before income taxes in the other category for the three and nine months ended September 30, 2014 was impacted by $9.1 million due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $4.3 million of restructuring charges related to the closure of 44 Company-operated stores and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.
For the nine months ended September 30, 2014, pretax losses include $13.7 million in financial and advisory costs related to addressing strategic matters, including proxy contests, of which $385,000 was incurred during the three months ended September 30, 2014, and $6.6 million in transaction costs related to the Progressive acquisition, of which $371,000 was incurred during the three months ended September 30, 2014.

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

(In Thousands)	September 30, 2015	December 31, 2014
Assets:
Sales and Lease Ownership	$1,190,224	$1,246,325
Progressive	861,591	858,159
HomeSmart	41,939	47,585
Franchise	38,971	46,755
Manufacturing[1]	27,461	23,050
Other	175,488	234,970
Total Assets	$2,335,674	$2,456,844

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $18.4 million and $13.2 million as of September 30, 2015 and December 31, 2014, respectively.

The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

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

•
Interest is allocated to the Sales and Lease Ownership and HomeSmart segments based a percentage of their revenues. Interest is allocated to the Progressive segment based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

NOTE 8.	RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 6 and 13 to the consolidated financial statements in the 2014 Annual Report.

NOTE 9: SUBSEQUENT EVENTS
Acquisition
The Company, through its subsidiary Progressive, acquired all of the outstanding shares of Dent-A-Med, Inc. and its subsidiaries (collectively, “DAMI”) on October 15, 2015 for total merger consideration of $99.7 million (the "DAMI Acquisition"). The merger consideration consisted of $54.9 million in cash and $44.8 million in debt assumed, which is described further below. DAMI offers a variety of open-end financing programs originated through a federally insured bank and, along with Progressive's existing product line, will allow the Company to provide retail partners one source for financing and leasing transactions for below-prime consumers.
Secured Revolving Credit Agreement
In connection with acquiring DAMI, the Company assumed the Loan and Security Agreement, dated as of May 18, 2011 (as so amended, the “Loan Agreement”), which provides for a secured revolving credit facility in an amount not to exceed $85.0 million in outstanding principal balance, including a letter of credit subfacility not to exceed $2.0 million. In addition, the Loan Agreement includes an accordion facility, which gives the DAMI the right to increase the maximum facility amount up to $25.0 million. The secured revolving credit facility is currently set to mature on the second anniversary of the DAMI Acquisition and contains representations, warranties and covenants consistent with those of other facilities of similar size and type. Collateral under the Loan Agreement is limited to the assets and operations of DAMI, and its wholly-owned subsidiary, HC Recovery, Inc.
Dividends
At its November 2015 meeting, our board of directors increased the quarterly dividend by 8.7%, raising it to $.025 per share from $.023 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,”“believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. Statements in this Quarterly Report that are “forward-looking” include, without limitation, statements regarding the impact of the temporary interruption in Progressive’s receipt of customer attribute data, the resolution and impact of issues relating to delinquent account classification at Progressive and the expected results of our new strategies and of the Progressive acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as interruptions in Progressive's receipt of customer attribute data as well as other issues that could negatively impact Progressive's algorithm used to approve customers, controls and operational issues, including those relating to the Company's financial systems, software and other information technology disruptions, the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally, challenges relating to the integration of the Progressive acquisition and a failure to realize the expected benefits of the transaction, the execution and results of our operational strategies, risks related to Progressive's "virtual" lease-to-own business, deteriorations in our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report"), as updated in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 2015. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2014 Annual Report.
Business Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leading specialty retailer of furniture, consumer electronics, computers, appliances and household accessories. On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC (“Progressive”), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions in 46 states on a variety of products, including furniture and bedding, wireless phones, consumer electronics, appliances and jewelry. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers, and in turn leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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
For the three months ended September 30, 2015, total revenues were $767.7 million, an increase of 9.9%, over the comparable period in 2014. The increase of $69.3 million was due to a $85.3 million increase in revenues from Progressive, offset by a $16.0 million decrease in revenues from our traditional lease-to-own (“core”) business primarily resulting from a 4.1% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the three months ended September 30, 2015 were $15.6 million, a decrease of $264,000, or 1.7%, from the comparable period in 2014.

For the nine months ended September 30, 2015, total revenues were $2.4 billion, an increase of 21.2%, over the comparable period in 2014. The increase of $412.2 million was primarily due to a $464.0 million increase in revenues from Progressive, offset by a decrease of $51.8 million in revenues from our core business primarily resulting from a 4.6% decrease in Company-operated same store revenues. Revenues from franchise royalties and fees for the nine months ended September 30, 2015 were $48.1 million, a decrease of $2.1 million, or 4.1%, from the comparable period in 2014.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended September 30, 2015, we calculated this amount by comparing revenues for the three months ended September 30, 2015 to revenues for the comparable period in 2014 for all stores open for the entire 15-month period ended September 30, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2015, we calculated this amount by comparing revenues for the nine months ended September 30, 2015 to revenues for the comparable period in 2014 for all stores open for the entire 24-month period ended September 30, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. During the first quarter of 2015, the Company revised the methodology for calculating same store revenues to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation after 24 months. Previously, merged stores were included in the same store calculation after 15 months. The change in the same store calculation had an immaterial impact on comparable store revenues for 2015 and 2014.
Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, excluding returns.
Subsequent Event
On October 15, 2015, the Company acquired a 100% ownership interest in Dent-A-Med, Inc. ("DAMI"), a provider of credit solutions to credit constrained customers for $54.9 million in cash consideration and $44.8 million in assumed debt. The transaction and the assumed debt is described in Note 9 to these condensed consolidated financial statements.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition will be strategically transformational for the Company in this respect and will strengthen our business. We also believe the lease-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. In response to these changing market conditions, we are executing a strategic plan for the core business that focuses on the following items and that we believe positions us for success over the long-term:

•	Emphasizing same store revenue growth for our core portfolio, through improved execution, optimization of merchandising and pricing and an enhanced go-to-market strategy;

•	Enhancing and growing our online platform;

•	Driving cost efficiency to recapture margin, including through selling, general and administrative cost savings and rationalizing underperforming stores;

•	Moderating new Company-operated store growth to result in no net store growth after store closings; and

•	Strengthening the franchise store base.
Key Components of Earnings
In this management’s discussion and analysis section we review our consolidated results. For the nine months ended September 30, 2015, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
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
Retail Cost of Sales. Retail cost of sales represents the depreciated cost of merchandise sold through our Company-operated stores.
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
Critical Accounting Policies
Refer to the 2014 Annual Report.
Results of Operations
As of September 30, 2015, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, Franchise and Manufacturing. The results of Progressive, which are presented as a reportable segment, have been included in the Company's consolidated results from the April 14, 2014 acquisition date. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores, which are included as part of the Other category.
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

Results of Operations – Three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Lease Revenues and Fees	$661,856	$594,455	$67,401	11.3%
Retail Sales	6,988	8,094	(1,106)	(13.7)
Non-Retail Sales	81,708	78,503	3,205	4.1
Franchise Royalties and Fees	15,574	15,838	(264)	(1.7)
Other	1,568	1,528	40	2.6
	767,694	698,418	69,276	9.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	302,029	260,819	41,210	15.8
Retail Cost of Sales	4,537	5,409	(872)	(16.1)
Non-Retail Cost of Sales	73,567	71,403	2,164	3.0
Operating Expenses	345,514	325,148	20,366	6.3
Financial Advisory and Legal Costs	—	385	(385)	nmf
Restructuring Expenses	—	6,876	(6,876)	nmf
Retirement and Vacation Charges	—	9,094	(9,094)	nmf
Progressive-Related Transaction Costs	—	371	(371)	nmf
Regulatory Income	—	(1,200)	1,200	nmf
Other Operating Income, Net	(962)	(197)	765	388.3
	724,685	678,108	46,577	6.9
OPERATING PROFIT	43,009	20,310	22,699	111.8
Interest Income	483	634	(151)	(23.8)
Interest Expense	(5,524)	(6,162)	(638)	(10.4)
Other Non-Operating Expense, Net	(1,412)	(1,583)	(171)	(10.8)
EARNINGS BEFORE INCOME TAXES	36,556	13,199	23,357	177.0
INCOME TAXES	12,362	3,904	8,458	216.6
NET EARNINGS	$24,194	$9,295	$14,899	160.3%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Sales and Lease Ownership[1]	$468,794	$481,340	$(12,546)	(2.6)%
Progressive[2]	265,986	180,680	85,306	47.2
HomeSmart[1]	15,075	15,445	(370)	(2.4)
Franchise[3]	15,574	15,838	(264)	(1.7)
Manufacturing	24,014	20,794	3,220	15.5
Other	308	361	(53)	(14.7)
Revenues of Reportable Segments	789,751	714,458	75,293	10.5
Elimination of Intersegment Revenues	(23,803)	(20,713)	(3,090)	(14.9)
Cash to Accrual Adjustments	1,746	4,673	(2,927)	(62.6)
Total Revenues from External Customers	$767,694	$698,418	$69,276	9.9%
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on a cash basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $12.5 million to $468.8 million primarily due to a $14.7 million decrease in lease revenues and fees and a $1.0 million decrease in retail sales, partially offset by a $3.1 million increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 4.1% decrease in same store revenues and the net reduction of 48 Company-operated stores during the 15-month period ended September 30, 2015.
Progressive. Progressive segment revenues increased $85.3 million to $266.0 million primarily due to increases in invoice volumes at existing active doors as well as a net increase of approximately 800 active doors during the period. Progressive segment revenues have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues decreased $370,000 to $15.1 million primarily due to a 2.0% decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a 4.0% decrease in same store revenues.
Franchise. Franchise segment revenues decreased $264,000 to $15.6 million due to a .4% decrease in same store revenues of existing franchised stores and the impact of the net reduction of 23 franchised stores during the 15-month period ended September 30, 2015.
Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $41.2 million, or 15.8%, to $302.0 million during the three months ended September 30, 2015, from $260.8 million during the comparable period in 2014. The Aaron's core business has continued to reduce inventory, while levels of merchandise on lease have remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.6% from 43.9% in the prior year period, primarily because of Progressive's continued growth relative to our core business. Progressive's depreciation as a percentage of lease revenues is higher than our core business because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts.
Retail cost of sales. Retail cost of sales decreased $872,000, or 16.1%, to $4.5 million during the three months ended September 30, 2015, from $5.4 million for the comparable period in 2014, and decreased as a percentage of sales to 64.9% from 66.8% due to the effect of a low price clearance promotional event during the three months ended September 30, 2014 that did not recur in the current year.
Non-retail cost of sales. Non-retail cost of sales increased $2.2 million, or 3.0%, to $73.6 million during the three months ended September 30, 2015, from $71.4 million for the comparable period in 2014, and as a percentage of non-retail sales, decreased to 90.0% from 91.0%.

Operating expenses. Operating expenses increased $20.4 million, or 6.3%, to $345.5 million during the three months ended September 30, 2015, from $325.1 million for the comparable period in 2014 due primarily to the continued growth of Progressive's operations. Further, there was an increase in bad debt expense and lease merchandise write-offs during the quarter that resulted primarily from the following at Progressive:

•
The impact of a temporary interruption of certain data attributes used to make our approval decisions. We lost access to the attributes in February 2015 and replaced them in April 2015. Leases generated during the period of interruption, while expected to be profitable, are charging off at higher rates than originally anticipated. Progressive’s decisioning algorithm is now operating with improved functionality and redundancy, and we expect to return to more normalized levels of bad debt expense and write-offs; and

•
Software issues that occurred during a limited period of time spanning the second and third quarters of 2015. These issues failed to identify a number of accounts as being delinquent and affected our ability to begin prompt collections activities. As a result, although not material to either period, an adjustment was recorded in the third quarter to increase bad debt expense and lease merchandise write-offs by $3.2 million.

As a percentage of total revenues, operating expenses decreased to 45.0% in 2015 from 46.6% in 2014 as a result of cost reductions in personnel, advertising, facility rent, lease merchandise-related costs and other operating costs in Aaron's core business. Also, while Progressive continues to grow, it has lower operating expenses as a percentage of total revenues than the core business primarily because it does not have store operations. Bad debt expense and lease merchandise write-offs at Progressive did increase in the third quarter, however, as described above.
Financial advisory and legal costs. Financial advisory and legal costs of $385,000 were incurred during the three months ended September 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $6.9 million were incurred during the three months ended September 30, 2014 and principally consist of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement charges. Retirement charges of $9.1 million were incurred during the three months ended September 30, 2014 due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer in 2014.
Progressive-related transaction costs. Financial advisory and legal costs of $371,000 were incurred during the three months ended September 30, 2014 in connection with the acquisition of Progressive.
Regulatory income. Regulatory income of $1.2 million was recorded during the three months ended September 30, 2014 as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.
Other Operating Income, Net
Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating income, net is as follows:

	Three Months Ended September 30,
(In Thousands)	2015	2014
Net gains on sales of stores	$(892)	$—
Net gains on sales of delivery vehicles	(449)	(90)
Losses (gains) on asset dispositions and assets held for sale	379	(107)
Other operating income, net	$(962)	$(197)
Operating Profit
Interest income. Interest income decreased to $483,000 during the three months ended September 30, 2015 compared with $634,000 for the comparable period in 2014.
Interest expense. Interest expense decreased to $5.5 million for the three months ended September 30, 2015 compared with $6.2 million for the comparable period in 2014 due to lower average debt balances.

Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Foreign exchange transaction losses were $1.4 million and $1.5 million during the three months ended September 30, 2015 and 2014, respectively. Changes in the cash surrender value of Company-owned life insurance were not significant during the three months ended September 30, 2015 and September 30, 2014.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
			2015 vs. 2014
(In Thousands)	2015	2014	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$30,080	$21,415	$8,665	40.5%
Progressive	5,617	1,689	3,928	232.6
HomeSmart	(403)	(986)	583	59.1
Franchise	11,327	12,542	(1,215)	(9.7)
Manufacturing	349	(17)	366	nmf
Other	(12,398)	(23,945)	11,547	48.2
Earnings Before Income Taxes for Reportable Segments	34,572	10,698	23,874	223.2
Elimination of Intersegment (Profit) Loss	(353)	22	(375)	nmf
Cash to Accrual and Other Adjustments	2,337	2,479	(142)	(5.7)
Total	$36,556	$13,199	$23,357	177.0%

nmf - Calculation is not meaningful
Earnings before income taxes for the three months ended September 30, 2014 were impacted by $9.1 million in charges related to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General, both of which have been included in the Other category. In addition, earnings before income taxes for the three months ended September 30, 2014 included $6.9 million in charges related to the closure of 44 Company-operated stores and restructuring of the Company's home office and field support, of which $2.6 million has been included in the Sales and Lease Ownership segment results and $4.3 million has been included in the Other category.
Income Tax Expense
Income tax expense increased $8.5 million to $12.4 million for the three months ended September 30, 2015, compared to $3.9 million for the comparable period in 2014, primarily due to the increase in earnings before income taxes between those two periods. The effective tax rate also increased to 33.8% for the third quarter of 2015 from 29.6% for the third quarter of 2014. This occurred primarily because of higher income before taxes during the current year period as compared to the prior year period, which was offset by the deduction of a similar amount of discrete tax items in the comparative periods.
Net Earnings
Net earnings increased $14.9 million to $24.2 million during the three months ended September 30, 2015 from $9.3 million during the three months ended September 30, 2014. As a percentage of total revenues, net earnings were 3.2% and 1.3% in 2015 and 2014, respectively.

Results of Operations – Nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Lease Revenues and Fees	$2,017,610	$1,606,765	$410,845	25.6%
Retail Sales	26,055	31,023	(4,968)	(16.0)
Non-Retail Sales	262,194	254,021	8,173	3.2
Franchise Royalties and Fees	48,069	50,147	(2,078)	(4.1)
Other	4,629	4,375	254	5.8
	2,358,557	1,946,331	412,226	21.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	912,377	661,446	250,931	37.9
Retail Cost of Sales	17,090	19,900	(2,810)	(14.1)
Non-Retail Cost of Sales	236,882	230,537	6,345	2.8
Operating Expenses	998,989	898,963	100,026	11.1
Financial Advisory and Legal Costs	—	13,661	(13,661)	nmf
Restructuring Expenses	—	9,140	(9,140)	nmf
Retirement and Vacation Charges	—	9,094	(9,094)	nmf
Progressive-Related Transaction Costs	—	6,638	(6,638)	nmf
Regulatory Income	—	(1,200)	1,200	nmf
Other Operating Income, Net	(2,145)	(869)	1,276	146.8
	2,163,193	1,847,310	315,883	17.1
OPERATING PROFIT	195,364	99,021	96,343	97.3
Interest Income	1,714	2,461	(747)	(30.4)
Interest Expense	(17,115)	(13,174)	3,941	29.9
Other Non-Operating Expense, Net	(1,223)	(837)	386	46.1
EARNINGS BEFORE INCOME TAXES	178,740	87,471	91,269	104.3
INCOME TAXES	64,757	31,332	33,425	106.7
NET EARNINGS	$113,983	$56,139	$57,844	103.0%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2015	2014	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,479,300	$1,525,100	$(45,800)	(3.0)%
Progressive[2]	773,551	309,539	464,012	149.9
HomeSmart[1]	47,322	48,598	(1,276)	(2.6)
Franchise[3]	48,069	50,147	(2,078)	(4.1)
Manufacturing	78,048	75,692	2,356	3.1
Other	1,002	2,626	(1,624)	(61.8)
Revenues of Reportable Segments	2,427,292	2,011,702	415,590	20.7
Elimination of Intersegment Revenues	(76,783)	(74,375)	(2,408)	(3.2)
Cash to Accrual Adjustments	8,048	9,004	(956)	(10.6)
Total Revenues from External Customers	$2,358,557	$1,946,331	$412,226	21.2%
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on a cash basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $45.8 million to $1.48 billion primarily due to a $49.6 million decrease in lease revenues and fees and a $4.8 million decrease in retail sales, partially offset by a $8.2 million increase in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 4.5% decrease in same store revenues and the net reduction of 24 Company-operated stores during the 24-month period ended September 30, 2015.
Progressive. Progressive segment revenues increased $464.0 million to $773.6 million primarily because Progressive was acquired on April 14, 2014 and its results have been included in the Company's consolidated results only from that date.
HomeSmart. HomeSmart segment revenues decreased $1.3 million to $47.3 million primarily due to a 2.5% decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a 6.0% decrease in same store revenues, which offset the impact of the net addition of four Company-operated stores during the 24-month period ended September 30, 2015.
Franchise. Franchise segment revenues decreased $2.1 million to $48.1 million due to a 2.5% decrease in same store revenues of existing franchised stores and the net reduction of four franchised stores during the 24-month period ended September 30, 2015.
Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $250.9 million, or 37.9%, to $912.4 million during the nine months ended September 30, 2015, from $661.4 million during the comparable period in 2014. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.2% from 41.2% in the prior year period, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.
Retail cost of sales. Retail cost of sales decreased $2.8 million, or 14.1%, to $17.1 million during the nine months ended September 30, 2015, from $19.9 million for the comparable period in 2014, and as a percentage of retail sales, increased to 65.6% from 64.1% due to continued increased discounting of pre-leased merchandise.
Non-retail cost of sales. Non-retail cost of sales increased $6.3 million, or 2.8%, to $236.9 million during the nine months ended September 30, 2015, from $230.5 million for the comparable period in 2014, and as a percentage of non-retail sales, decreased to 90.3% from 90.8%.

Operating expenses. Operating expenses increased $100.0 million, or 11.1%, to $999.0 million during the nine months ended September 30, 2015, from $899.0 million for the comparable period in 2014 due primarily to the consolidation of Progressive's results of operations from the April 2014 acquisition date. As a percentage of total revenues, operating expenses decreased to 42.4% in 2015 from 46.2% in 2014 as a result of cost reductions in personnel, advertising, facility rent, lease merchandise-related costs and other operating costs in Aaron's core business, as well as the acquisition of Progressive in April 2014. Progressive, which continues to grow as a percentage of total revenues, has lower operating expenses than the core business primarily because it does not have store operations. Bad debt expense and lease merchandise write-offs at Progressive did increase in the third quarter, however, as discussed under "Results of Operations – Three months ended September 30, 2015 and 2014."
Financial advisory and legal costs. Financial advisory and legal costs of $13.7 million were incurred during the nine months ended September 30, 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals.
Restructuring expenses. In connection with the Company's July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $9.1 million were incurred during the nine months ended September 30, 2014 and principally consist of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement and vacation charges. Retirement charges of $9.1 million were incurred during the nine months ended
September 30, 2014 due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer in
2014.
Progressive-related transaction costs. Financial advisory and legal costs of $6.6 million were incurred during the nine months ended September 30, 2014 in connection with the acquisition of Progressive.
Regulatory income. Regulatory income of $1.2 million was recorded during the nine months ended September 30, 2014 as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.
Other Operating Income, Net
Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, impairment of property, plant and equipment, fair value adjustments on assets held for sale and gains or losses on other dispositions of property, plant and equipment. Information about the components of other operating income, net is as follows:

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Net gains on sales of stores	$(2,231)	$(1,472)
Net gains on sales of delivery vehicles	(1,400)	(668)
Losses on asset dispositions and assets held for sale	1,486	1,271
Other operating income, net	$(2,145)	$(869)
During the nine months ended September 30, 2015, losses on asset dispositions and assets held for sale included impairment charges of $757,000 on leasehold improvements related to Company-operated stores that were closed during the period and $484,000 on assets held for sale.
During the nine months ended September 30, 2014, losses on asset dispositions and assets held for sale included $838,000 in losses incurred on the sale of the 27 Company-operated RIMCO stores in January 2014. In addition, the Company recognized gains of $1.5 million from the sale of stores during the nine months ended September 30, 2014.
Operating Profit
Interest income. Interest income decreased to $1.7 million during the nine months ended September 30, 2015 compared with $2.5 million for the comparable period in 2014.
Interest expense. Interest expense increased $3.9 million to $17.1 million for the nine months ended September 30, 2015 from $13.2 million in 2014 due primarily to $491.3 million of additional debt financing incurred in connection with the April 2014 Progressive acquisition.

Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating expense, net were foreign exchange transaction losses of $1.7 million and $1.0 million during the nine months ended September 30, 2015 and 2014, respectively. Gains related to the changes in the cash surrender value of Company-owned life insurance were $513,000 and $188,000 during the nine months ended September 30, 2015 and September 30, 2014 respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
			2015 vs. 2014
(In Thousands)	2015	2014	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$113,514	$109,166	$4,348	4.0%
Progressive	44,761	1,366	43,395	nmf
HomeSmart	8	(1,717)	1,725	100.5
Franchise	37,218	38,173	(955)	(2.5)
Manufacturing	2,007	441	1,566	355.1
Other	(35,545)	(62,419)	26,874	43.1
Earnings Before Income Taxes for Reportable Segments	161,963	85,010	76,953	90.5
Elimination of Intersegment Profit	(2,019)	(405)	(1,614)	(398.5)
Cash to Accrual and Other Adjustments	18,796	2,866	15,930	555.8
Total	$178,740	$87,471	$91,269	104.3%

nmf - Calculation is not meaningful
Earnings before income taxes for the nine months ended September 30, 2014 were impacted by $13.7 million in financial advisory and legal costs related to addressing now-resolved strategic matters, including proxy contests, $9.1 million due to the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General, all of which have been included in the Other category. In addition, earnings before income taxes for the nine months ended September 30, 2014 included $9.1 million in charges related to the closure of 44 Company-operated stores and restructuring of the Company's home office and field support, of which $4.8 million has been included in the Sales and Lease Ownership segment results and $4.3 million has been included in the Other category.
Income Tax Expense
Income tax expense increased $33.4 million to $64.8 million for the nine months ended September 30, 2015 compared to $31.3 million for the same period in 2014. The effective tax rate also increased to 36.2% for the nine months ended September 30, 2015 from 35.8% for the nine months ended September 30, 2014.
Net Earnings
Net earnings increased $57.8 million to $114.0 million during the nine months ended September 30, 2015 from $56.1 million during the nine months ended September 30, 2014, representing a 103.0% increase. As a percentage of total revenues, net earnings were 4.8% and 2.9% in 2015 and 2014, respectively.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2014 to September 30, 2015 are as follows:

•
Cash and cash equivalents increased $63.4 million to $66.9 million at September 30, 2015 from $3.5 million at December 31, 2014. For additional information, refer to the “Liquidity and Capital Resources” section below.

•
Income tax receivable decreased $111.1 million because the Company received a $100.0 million refund from the Internal Revenue Service (“IRS”) during the nine months ended September 30, 2015. The enactment of the Tax Increase Prevention Act of 2014 in December 2014 extended bonus depreciation on eligible inventory held during 2014. Throughout 2014, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed and the Company applied for a refund at that time.

•	Deferred income taxes decreased $105.8 million due primarily to the reversal of accelerated bonus depreciation deductions on lease merchandise that were taken in prior periods.

•
Debt decreased $111.9 million due primarily to the net repayment of $106.6 million in revolving credit borrowings, term loans and private placement notes outstanding as of December 31, 2014. Refer to “Liquidity and Capital Resources” below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the nine months ended September 30, 2015 and 2014, cash provided by operating activities was $213.3 million and cash used in operating activities was $8.7 million, respectively. The $222.0 million increase in operating cash flows during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due primarily to a $118.1 million increase related to a reduction in the Company's income tax receivable that existed as of December 31, 2014 and a $59.6 million decrease in lease merchandise, net of the effects of acquisitions and dispositions. The change in income tax receivable occurred primarily because the Company received a $100.0 million income tax refund from the IRS, as described under the "Overview of Financial Position" section above.

Purchases of sales and lease ownership stores initially have a positive impact on operating cash flows because the lease merchandise, other assets and intangibles acquired are recognized as investing cash outflows in the period of acquisition. However, the initial positive impact may not be indicative of the extent to which these stores will contribute positively to operating cash flows in future periods. The amount of lease merchandise purchased in store acquisitions and shown under investing activities was $6.5 million during the nine months ended September 30, 2015. The amount of lease merchandise purchased and shown under investing activities was $142.4 million during the nine months ended September 30, 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition.

Sales of Company-operated stores are an additional source of investing cash flows, and resulted in net cash proceeds of $14.0 million during the nine months ended September 30, 2015. Proceeds from such sales were $15.8 million during the nine months ended September 30, 2014 and included cash consideration of $10.0 million in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $8.8 million and $2.7 million during the nine months ended September 30, 2015 and 2014, respectively.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments. Beginning in the fourth quarter, our capital requirements will include funding of consumer finance receivables for DAMI. These capital requirements historically have been financed through:

•	cash flows from operations;

•	trade credit with vendors;

•	private debt offerings;

•	bank debt;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
Debt Financing
As of September 30, 2015, $109.4 million in term loans were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of September 30, 2015 was $225.0 million.

As of September 30, 2015, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of September 30, 2015, the Company had outstanding $75.0 million in senior unsecured notes originally issued to several insurance companies in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. On September 21, 2015, the Company amended the existing revolving credit agreement and the private placement note agreements to exclude DAMI from the calculation of the financial debt covenants. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We were in compliance with all of these covenants at September 30, 2015 and believe that we will continue to be in compliance in the future.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of September 30, 2015, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 28 consecutive years. At its November 2014 meeting, our board of directors increased the quarterly dividend by 9.5%, raising it to $.023 per share from $.021 per share. Aggregate dividend payments for the nine months ended September 30, 2015 were $5.0 million.
At its November 2015 meeting, our board of directors increased the quarterly dividend by 8.7%, raising it to $.025 per share from $.023 per share. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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

Commitments
Income Taxes. During the nine months ended September 30, 2015, we received income tax refunds, net of payments, of $46.0 million. Within the next three months, we anticipate that we will make cash payments for federal and state income taxes of approximately $53.2 million.
The American Taxpayer Relief Act of 2012 allowed for deduction of 50% adjusted basis of qualified property for assets placed in service from January 1, 2012 through the end of 2013. The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. As a result, the Company received a $100.0 million refund from the IRS during the nine months ended September 30, 2015. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
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
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space for Progressive's operations, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating leases which generally expire during the next four years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2015 are shown in the table below under “Contractual Obligations and Commitments.”
As of September 30, 2015, we have 20 leases classified as capital or financing, 19 of which are with a limited liability company (“LLC”) whose managers and owners are five current officers (of which four are current executive officers) and six former officers of the Company, with no individual owning more than 13.33% of the LLC. Nine of these related party leases relate to properties purchased from us in October and November of 2004 by the LLC for a total purchase price of $6.8 million. The LLC is leasing back these properties to us for a 15-year term, with a five-year renewal at our option, at an aggregate annual lease amount of $788,000. Another 10 of these related party leases relate to properties purchased from the Company in December 2002 by the LLC for a total purchase price of approximately $5.0 million. The LLC leases back these properties to the Company for a 15-year term at an aggregate annual lease amount of $1.2 million. We do not currently plan to enter into any similar related party lease transactions in the future.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. Our franchise loan facility matures December 9, 2015 and the maximum commitment available under the facility as of September 30, 2015 was $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada of Cdn $50.0 million.
At September 30, 2015, the portion that we might be obligated to repay in the event franchisees defaulted was $78.0 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of September 30, 2015:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$484,375	$31,250	$195,000	$198,125	$60,000
Capital Leases	9,786	2,744	4,295	2,215	532
Interest Obligations	68,647	20,040	31,355	15,222	2,030
Operating Leases	476,196	108,683	160,194	104,243	103,076
Purchase Obligations	9,082	3,966	5,116	—	—
Retirement Obligations	5,205	3,562	1,591	26	26
Regulatory Obligations	11,280	11,280	—	—	—
Total Contractual Cash Obligations	$1,064,571	$181,525	$397,551	$319,831	$165,664
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at September 30, 2015 to calculate these payments. Our variable rate debt at September 30, 2015 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at September 30, 2015 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rate at September 30, 2015 ranged between 1.95% and 2.08% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.
The following table shows the Company's approximate commercial commitments as of September 30, 2015:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$77,975	$77,975	$—	$—	$—
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
Regulatory obligations represent future payments associated with the resolution of the regulatory investigation by the California Attorney General.
Deferred income tax liabilities as of September 30, 2015 were $162.8 million. This amount does not directly relate to the federal and state income tax payments described above and is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the Progressive acquisition in April 2014, the Company amended and restated its revolving credit agreement, amended certain financing agreements and entered into two new note purchase agreements, which are discussed in further detail in Note 6 to the condensed consolidated financial statements in the 2014 Annual Report.
In connection with the acquisition of Dent-A-Med, Inc. in October 2015, the Company made additional minor amendments to its revolving credit facility agreements and certain financing agreements, and assumed a new secured revolving credit agreement. Refer to Note 9 to the condensed consolidated financial statements for more information.
As of September 30, 2015, we had $375.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our revolving credit agreement as of September 30, 2015 consisted of $109.4 million in term loans. Borrowings under the revolving credit agreement are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of September 30, 2015, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $1.1 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency, or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, was carried out by management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a level that provides reasonable assurance that the objectives of disclosure controls and procedures are met, as of the last day of the period covered by this report due to the material weakness described below.
During the third quarter of 2015, we concluded that we do not have effective program change management controls over our Progressive lease management application and that this represents a material weakness in internal control over financial reporting as of the date of this report. Specifically, the quality assurance controls over program changes to our lease management software are not designed sufficiently to detect whether program changes have had unintended effects on data fields that are important to financial reporting. Software issues that occurred during a limited period of time spanning the second and third quarters of 2015 resulting from this deficiency caused us not to identify a number of lease accounts as being delinquent and affected our ability to begin prompt collections activities on those accounts. As a result, although not material to either period, an adjustment was recorded in the third quarter to increase bad debt expense and lease merchandise write-offs by $3.2 million.
During the third quarter, management initiated a remediation plan that includes the following actions:

•
A new quality assurance program is being designed and put in place to verify that the potential financial statement effect of all program changes is thoroughly considered when our lease management software is updated;

•	Additional resources are being allocated to ensure that our quality assurance procedures are adequately designed and are operating effectively; and

•	Additional review controls are being put in place to enhance our existing control framework and ensure that errors of this nature are detected timely.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2015.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting.
In addition to the new controls described above, during the three months ended September 30, 2015, we implemented a new financial reporting consolidation system which led to certain changes in the internal controls over our financial statement close process related to how we verify the completeness and accuracy of the consolidated information used in our financial reporting. From a Company-wide perspective, we also are implementing cross-functional and multi-segment disclosure and risk committees to enhance our risk identification, monitoring and disclosure processes. All new and updated controls are included in management's evaluation process for the 2015 fiscal year.
There were no other changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceedings contain an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items could have a material adverse impact on our business, financial position or results of operations. For further information, see Note 5 to the condensed consolidated financial statements under the heading “Legal Proceedings,” which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Aaron's business is subject to certain risks and uncertainties. The Company has added the risk factor below to the list of risk factors previously reported in the 2014 Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Any of the risk factors disclosed below, in the 2014 Annual Report, and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.

We could lose our access to data sources, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
We are heavily dependent on data provided by third party providers. For example, our Progressive business employs a proprietary decisioning algorithm when making lease approval decisions for its customers. This algorithm depends extensively upon continued access to and receipt of data from external sources, such as third party data vendors. In addition, our Aarons.com and Dent-A-Med businesses are similarly dependent on customer attribute data provided by external sources. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our Progressive, Aarons.com and Dent-A-Med businesses would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
If we fail to remediate any material weaknesses in our internal control over financial reporting or otherwise establish and maintain effective internal control over financial reporting and disclosure controls and procedures, particularly with respect to our recently acquired Progressive and Dent-A-Med businesses, we may not be able to accurately report our financial results, or report them in a timely manner.

As a public reporting company subject to the rules and regulations established from time to time by the SEC and the New York Stock Exchange, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective.

Prior to their acquisition by us, our Progressive and Dent-A-Med businesses were private companies and were not required to establish disclosure controls and procedures. In particular, unlike our core business, these businesses have not historically operated under a fully documented and annually tested system for internal control over financial reporting that is required for public companies by Section 404 of the Sarbanes-Oxley Act.
During the third quarter of 2015, we concluded that Progressive did not have effective program change management controls over its lease management application and we have determined that this deficiency represented a “material weakness” in our internal control over financial reporting as of the date of this report. See “Item 4 - Controls and Procedures.” A “material weakness” is a deficiency, or combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a timely basis. While we expect this material weakness will be remediated prior to December 31, 2015, it will not be considered remediated until newly installed remedial controls operate for a sufficient period of time and management has concluded, through testing, that these new controls are operating effectively.
If we fail to remediate the material weakness identified during the third quarter of 2015 or otherwise fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures - particularly in our newly acquired Progressive and Dent-A-Med businesses - we may not be able to accurately report our financial results, or report them in a timely manner, which could cause a decline in our stock price and adversely affect our results of operations and financial condition. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, when required, or if additional material weaknesses in our internal controls are identified, we could be subject to increased regulatory scrutiny and a loss of public and investor confidence, which could also have a material adverse effect on our business and our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
July 1, 2015 through July 31, 2015	—	—	—	10,496,421
August 1, 2015 through August 31, 2015	—	—	—	10,496,421
September 1, 2015 through September 30, 2015	—	—	—	10,496,421
Total	—		—
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
3 As of September 30, 2015, 10,496,421 shares of common stock remained available for repurchase under the purchase authority approved by the Company's Board of Directors and publicly announced from time-to-time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*
Second Amendment to the Third Amended and Restated Loan Facility Agreement among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated September 21, 2015.

10.2*
Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement by and among Aaron’s, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated September 21, 2015.

10.3*
Amendment No. 2 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers dated as of September 21, 2015 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note.

10.4*
Amendment No. 2 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and purchasers dated as of September 21, 2015 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note.

10.5*	Amendment No. 5 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers, dated as of September 21, 2015.

10.6
Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Preferred Capital, Inc., dated as of May 18, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.7
First Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Preferred Capital, Inc., dated as of August 3, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.8
Second Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of July 26, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.9
Third Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of June 6, 2013 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.10
Fourth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of November 7, 2013 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.11
Fifth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.12
Sixth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of October 24, 2014 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.13
Seventh Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.14
Eighth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of September 21, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	November 9, 2015	By:	/s/ Gilbert L. Danielson
Gilbert L. Danielson
Executive Vice President,
Chief Financial Officer

Date:	November 9, 2015	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller