Form 10-K
period 2015-12-31
AARON'S INC
filed 2016-02-29
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was $1,978,700,976 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 26, 2016, there were 72,607,843 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by Aaron’s, Inc. (the "Company" or "Aaron's") about future events and expectations, including statements in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For those statements we claim the protection of the safe harbor provisions for forward-looking statements contained in such section. Forward-looking statements are not statements of historical facts but are based on management’s current beliefs, assumptions and expectations regarding our future economic performance, taking into account the information currently available to management.
Generally, the words "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including growth in store openings, franchises awarded, market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include changes in general economic conditions, competition, pricing, customer demand, litigation and regulatory proceedings and those factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
The above mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I.
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "we," "us," "our" and similar expressions are references to Aaron’s, Inc. and its consolidated subsidiaries.
General Development of Business
Established in 1955 and incorporated in 1962 as a Georgia corporation, Aaron’s, Inc., is a leading specialty retailer of furniture, consumer electronics, computers, appliances and household accessories. Our store-based operations engage in the lease ownership and retail sale of a wide variety of products such as televisions, computers, tablets, mobile phones, living room, dining room and bedroom furniture, mattresses, washers, dryers and refrigerators. Our stores carry well-known brands such as Samsung®, Frigidaire®, Hewlett-Packard®, LG®, Whirlpool®, Simmons®, Philips®, JVC®, Sharp® and Magnavox®.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC ("Progressive"), a leading virtual lease-to-own company. Through our Progressive business, we offer lease-purchase solutions to the customers of traditional retailers on a variety of products, including furniture and bedding, mobile phones, consumer electronics, appliances and jewelry. Progressive provides lease-purchase solutions in 46 states.
On October 15, 2015, the Company acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard®, (collectively, "DAMI") which is based in Springdale, Arkansas. DAMI partners with merchants to provide a variety of revolving credit products originated through a federally insured bank to customers that may not qualify for traditional prime lending. These are commonly referred to as "second-look" credit products. Together with Progressive, DAMI allows the Company to provide retail and merchant partners one source for financing and leasing transactions with below-prime customers. The acquisition of DAMI is expected to drive long-term incremental revenue and earnings growth at Progressive, and DAMI will benefit from Progressive's proprietary technology, infrastructure and financial capacity.
As of December 31, 2015, we had 2,039 stores, comprised of 1,305 Company-operated stores in 28 states, the District of Columbia and Canada, and 734 independently-owned franchised stores in 47 states and Canada. Included in the Company-operated store counts are 1,223 Aaron’s Sales & Lease Ownership stores (our monthly and semi-monthly pay concept) and 82 HomeSmart stores (our weekly pay concept).
We own or have rights to various trademarks and trade names used in our business including Aaron’s, Aaron’s Sales & Lease Ownership, Progressive, HomeSmart, Dent-A-Med, the HELPcard® and Woodhaven Furniture Industries. We intend to file for additional trade name and trademark protection when appropriate.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition is strategically transformational for the Company in this respect and will strengthen our business. We also believe the lease-to-own industry has suffered in recent periods due to economic challenges faced by our traditional lease-to-own customers. In response to these changing market conditions, we are executing a strategic plan for the traditional lease-to-own store-based ("core") business that focuses on the following items and that we believe positions us for success over the long-term:

•
Profitably grow our stores – Despite year-over-year declines in same store revenues, our price increases, inventory reduction, and cost efficiency initiatives led to improvements in operating margins for our stores in 2015, and we remain committed to driving profitable growth.

•
Accelerate our omni-channel platform – We believe Aarons.com represents an opportunity to provide a unique offering in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop across our product offering.

•
Promote communication, coordination and integration – We are focused on driving executional excellence through enhanced communication, coordination and integration between our stores and support centers. We also believe we can continue to improve our store operations by facilitating the re-lease or resale of returned product from customers of Progressive and Aarons.com.

•
Champion compliance – Aaron’s, Inc. is a large and diverse company with thousands of daily transactions that are extensively regulated and subject to the requirements of various federal, state, and local laws and regulations. We continue to believe and set expectations that long-term success requires all associates to comply with all laws and regulations governing our company’s behavior.

Business Segments
As of December 31, 2015, the Company had six operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively.
Our Company-operated stores and franchise operations are located in the United States and Canada. Additional information on our six reportable segments may be found in (i) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Sales & Lease Ownership
Our Aaron's Sales & Lease Ownership operation was established in 1987 and employs a monthly and semi-monthly payment model to provide durable household goods to lower to middle income consumers. Its customer base is comprised primarily of customers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron’s Sales & Lease Ownership division take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.
We have developed a distinctive concept for our sales and lease ownership stores including specific merchandising, store layout, pricing and agreement terms all designed to appeal to our target consumer market. We believe these features create a store and a sales and lease ownership concept that is distinct from the operations of the lease-to-own industry generally and from consumer electronics and home furnishings retailers who finance merchandise.
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
Each Aaron’s Sales & Lease Ownership store usually maintains at least two trucks for delivery, service and return of product. We generally offer same or next day delivery for addresses located within approximately ten miles of the store. Our stores provide a broad selection of brand name electronics, computers, appliances and furniture, including furniture manufactured by our Woodhaven Furniture Industries division.
We believe that our Aaron’s Sales & Lease Ownership stores offer prices that are lower than the prices for similar items offered by traditional lease-to-own operators, and substantially equivalent to the "all-in" contract price of similar items offered by retailers who finance merchandise. Approximately 97% of our Aaron's Sales & Lease Ownership agreements have monthly terms and the remaining 3% are semi-monthly. By comparison, weekly agreements are the industry standard.
We may re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We may also offer up-front purchase options at prices we believe are competitive. At December 31, 2015, we had 1,223 Company-operated Aaron’s Sales & Lease Ownership stores in 28 states, the District of Columbia and Canada.
Progressive
Established in 1999, Progressive is a leader in the expanding virtual lease-to-own market. Progressive partners with retailers, primarily in the furniture and bedding, mobile phones, consumer electronics, appliances and jewelry industries, to offer a lease-purchase option for customers to acquire goods they might not otherwise have been able to obtain. We serve customers who are credit challenged and are therefore unlikely to have access to traditional credit-based financing options. We offer a technology-based application and approval process that does not require Progressive employees to be staffed in a store. Once a customer is approved, Progressive purchases the merchandise from the retailer and enters into a lease-to-own agreement with the customer. The contract provides early-buyout options or ownership after a contractual number of renewals. Progressive has retail partners in 46 states and operates under state-specific regulations in those states.

HomeSmart
Our HomeSmart operation began in 2010 and was developed to serve customers who prefer the flexibility of weekly payments and renewals. The consumer goods we provide in our HomeSmart division are substantially similar to those available in our Aaron’s Sales & Lease Ownership stores.
The typical HomeSmart store layout is a combination showroom and warehouse of 4,000 to 6,000 square feet, with an average of approximately 5,000 square feet. Store site selection, delivery capabilities and lease merchandise product mix are generally similar to those described above for our Aaron’s Sales & Lease Ownership stores.
We believe that our HomeSmart stores offer prices that are lower than the prices for similar items offered by traditional weekly lease-to-own operators. Approximately 71% of our HomeSmart agreements have weekly terms, 4% are semi-monthly and the remaining 25% are monthly. We may also offer an up-front purchase option at prices we believe are competitive. At December 31, 2015, we had 82 Company-operated HomeSmart stores in 11 states.
DAMI
DAMI was founded in 1983 and primarily serves customers that may not qualify for traditional prime lending who desire to purchase goods and services from participating merchants. DAMI, which operates as a wholly-owned subsidiary of Progressive, offers customized programs, with services that include revolving loans, private label cards and access to a unique processing platform. DAMI’s current network of merchants includes medical markets, beds and fitness equipment. The Company believes the DAMI product offerings are complementary to those of Progressive and expects to expand the markets and merchants that DAMI serves.
We extend or decline credit to an applicant through our bank partner based upon the customer's credit rating. Our bank partner originates the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value, which represents a pre-negotiated fee between DAMI and the merchant. DAMI then acquires the receivable from the bank.
Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial two year period, which we will renew if the cardholder remains in good standing. The customer is required to make periodic minimum payments and pay certain annual and other periodic fees.
Franchise
We franchise our Aaron’s Sales & Lease Ownership and HomeSmart stores in markets where we have no immediate plans to enter. Our franchise program adds value to our Company by allowing us to (i) recognize additional revenues from franchise fees and royalties, (ii) strategically grow without incurring direct capital or other expenses, (iii) lower our average costs of purchasing, manufacturing and advertising through economies of scale and (iv) increase customer recognition of our brands.
Franchisees are approved on the basis of the applicant’s business background and financial resources. We enter into agreements with our franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we receive a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 5% or 6% of the weekly cash revenue collections from their franchised stores. Most franchisees are involved in the day-to-day operations of their stores.
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

All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications. Additionally, each franchise is required to represent and warrant its compliance with all applicable federal, state and/or local laws, regulations and ordinances with respect to its business operations. Although franchisees are not generally required to purchase their lease merchandise from our fulfillment centers, many do so in order to take advantage of Company-sponsored financing, bulk purchasing discounts and favorable delivery terms.
Our internal audit department conducts annual financial reviews of each franchisee, as well as annual operational audits of each franchised store. In addition, our proprietary management information system links each Company and franchised store to our corporate headquarters.
Manufacturing
Woodhaven Furniture Industries, our manufacturing division, was established in 1982, and we believe it makes us the largest major furniture lease-to-own company in the United States that manufactures its own furniture. Integrated manufacturing enables us to control critical features such as the quality, cost, delivery, styling, durability and quantity of our furniture products, and we believe this provides an integration advantage over our competitors. Substantially all produced items continue to be leased or sold through Company-operated or franchised stores.
Our Woodhaven Furniture Industries division produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe result in reduced production costs, enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced number of parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned.
The division consists of five furniture manufacturing plants and nine bedding manufacturing facilities totaling approximately 818,000 square feet of manufacturing capacity.
Operations
Operating Strategy
Our operating strategy is based on distinguishing our brand from those of our competitors along with maximizing our operational efficiencies. We implement this strategy for our store-based operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally, (ii) offering high levels of customer service, (iii) promoting our vendors' and Aaron’s brand names, (iv) managing merchandise through our manufacturing and distribution capabilities and (v) utilizing proprietary management information systems.
We believe that the success of our store-based operations is attributable to our distinctive approach to the business that distinguishes us from both our lease-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from many of our competitors. These include (i) offering lease ownership agreements that result in a lower "all-in" price, (ii) maintaining larger and more attractive store showrooms, (iii) offering a wider selection of higher-quality merchandise, (iv) providing an up-front cash and carry purchase option on select merchandise at competitive prices and (v) establishing an on-line platform that provides access to our product offering. Many of our sales and lease ownership customers make their payments in person and we use these frequent visits to strengthen the customer relationship.
Furthermore, our Progressive and DAMI operating strategies are based on providing excellent service to our retail and merchant partners and our customers, along with continued development of technology-based solutions. This allows us to increase our retail and merchant partner’s sales, drive demand for our service, and scale in an efficient manner. Specifically with Progressive, we believe our ability to service a retailer with limited labor costs allows us to maintain a cost of ownership for leased merchandise lower than that of other options available to our customers.

Store-Based Operations
As of December 31, 2015, the Company had two senior vice presidents that provide executive leadership of the Aaron's Sales & Lease Ownership and HomeSmart divisions. Our Sales & Lease Ownership division has 11 divisional vice presidents and one Canadian director who are responsible for the overall performance of their respective divisions. HomeSmart has two directors responsible for that division’s performance. Each division is subdivided into geographic groupings of stores overseen by a total of 155 Aaron’s Sales & Lease Ownership regional managers, including two Canadian regional managers, and 12 HomeSmart regional managers.
At the individual store level, the store manager is primarily responsible for managing and supervising all aspects of store operations, including (i) customer relations and account management, (ii) deliveries and pickups, (iii) warehouse and inventory management, (iv) partial merchandise selection, (v) employment decisions, including hiring, training and terminating store employees and (vi) certain marketing initiatives. Store managers also administer the processing of lease return merchandise including making determinations with respect to inspection, repairs, sales, reconditioning and subsequent leasing.
Our business philosophy emphasizes safeguarding of Company assets, strict cost containment and financial controls. All personnel are expected to monitor expenses to contain costs. We pay all material invoices from Company headquarters in order to enhance financial accountability. We believe that careful monitoring of lease merchandise as well as operational expenses enables us to maintain financial stability and profitability.
We use computer-based management information systems to facilitate customer orders, collections, merchandise returns and inventory monitoring. Through the use of proprietary software, each of our stores is network linked directly to corporate headquarters enabling us to monitor single store performance on a daily basis. This network system assists the store manager in (i) tracking merchandise on the showroom floor and warehouse, (ii) minimizing delivery times, (iii) assisting with product purchasing and (iv) matching customer needs with available inventory.
Lease Agreement Approval, Renewal and Collection
One of the factors in the success of our store-based operations is timely cash collections, which are monitored by store managers. Customers are contacted within a few days after their lease payment due dates to encourage them to keep their agreement current. Careful attention to cash collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each contractually due payment is generally considered a renewal of the agreement.
We generally perform no formal credit check with third party service providers with respect to store-based sales and lease ownership customers. We do, however, verify employment or other reliable sources of income and personal references supplied by the customer. Generally our agreements for merchandise require payments in advance and the merchandise normally is recovered if a payment is significantly in arrears. We currently do not extend credit to our customers at store-based operations.
Our Progressive business uses a proprietary decisioning algorithm to determine which customers would meet our leasing qualifications. The transaction is completed through our online portal or through a point of sale integration with our retail partners. Contractual renewal payments are based on a customer’s pay frequency and are typically originated through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our call center and proprietary lease management system. The call center contacts customers within a few days of the lease payment due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper location, our customer service hubs or our Company-operated stores.
Company-wide lease merchandise adjustments (or "shrinkage") as a percentage of combined lease revenues were 5.1%, 4.5% and 3.3% in 2015, 2014 and 2013, respectively. We believe that our collection and recovery policies materially comply with applicable law and we discipline any employee we determine to have deviated from such policies.
Credit Agreement Approval and Collection
DAMI offers a variety of financing programs to below-prime customers that are originated through a federally insured bank. We believe DAMI provides the following strategic benefits when combined with Progressive's product offerings:

•
Enhanced product for retail partners - DAMI will enhance Progressive's best-in-class point-of-sale product with an integrated solution for below-prime customers. DAMI has a centralized, scalable decisioning model with a long operating history, deployed through its established bank partner, and a sophisticated receivable management system.

•
Higher consumer credit quality - DAMI primarily serves customers with FICO scores between 600 and 700, which make up approximately a quarter of the U.S. population. These customers generally have greater purchasing power with stronger credit profiles than Progressive's current customers.

•
Expanded customer base - In addition to complementing Progressive's traditional offering for existing and prospective retail partners, DAMI's strong relationships in customer services offer an additional channel for longer-term growth.

DAMI uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on the customer’s credit rating and ability-to-pay ratio. Customer credit terms are based on the underlying agreement with the merchant. Loans receivable are unsecured, and collections on loans receivable are managed in-house through DAMI's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success in our operations is our commitment to developing good relationships with our customers. Building a relationship with the customer that ensures customer satisfaction is critical because customers of store-based operations and Progressive have the option of returning the leased merchandise at any time or after a very short initial term. Our goal, therefore, is to develop positive associations about the Company and our products, service, and support in the minds of our customers from the moment they enter our showrooms and the showrooms of our retail partners. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Aarons.com and Progressive's network of retail partner locations, rapid delivery of leased merchandise (often on same or next day delivery) and investments in technology that improve the customer experience. Our Progressive business offers centralized customer and retailer support through contact centers located in Draper, Utah and Glendale, Arizona.
Through Aaron’s Service Plus, customers receive multiple service benefits. These benefits vary according to applicable state law but generally include the 120-day same-as-cash option, merchandise repair service, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers. Similarly, we believe our strong focus on customer satisfaction at Progressive and DAMI generates repeat business and long-lasting relationships with our retail and merchant partners.
In the third quarter of 2015, the Company announced the launch of Approve.Me, which is a proprietary platform that integrates with retailers' point-of-sale systems and provides a single interface for all customers seeking credit approval or lease options, from prime to second-look financing, or to Progressive's lease offering. The platform combines multiple credit and leasing providers into one application using a single interface. Approve.Me is compatible with most primary or secondary providers and is designed to give retailers a faster and more efficient way to service customers seeking to finance transactions or secure a lease option. We believe Approve.Me provides the following benefits to retail partners:

•	Established product - Approve.Me has been successfully piloted and is currently being used in over 7,200 retail doors.

•
Increased sales - Approve.Me's streamlined approach sends customer applications through each option, from prime to second-look financing, or to Progressive's no-credit-needed lease option, quickly and seamlessly. This more efficient process typically results in more applications and higher overall approval rates.

•	Ease of use - The time a customer spends going through the application and approval process is reduced from about an hour (for multiple applications) to just a few minutes.

•
Improved analytics - Approve.Me gives retail partners access to a comprehensive view of credit decisioning and lease options thereby allowing partners to better analyze and improve their overall financing/leasing flow.

Our emphasis on customer service requires that we develop skilled, effective employees who value our customers and project a genuine desire to serve their needs. To meet this requirement, we have developed a field development program, one of the most comprehensive employee training programs in the industry. Our field development program is designed to provide a uniform customer service experience. The primary focus of the field development program is equipping new associates with the knowledge and skills needed to build strong relationships with our customers. Our learning and development coaches provide live interactive instruction via webinars and by facilitating hands-on training in designated training stores. The program is also complemented with a robust e-learning library. Additionally, Aaron’s has a management development program that offers development for current and future store managers. Also, we periodically produce video-based communications on a variety of topics pertinent to store associates and regional managers regarding current Company initiatives.

Purchasing and Retail Relationships
For our store-based operations, our product mix is determined by store managers in consultation with regional managers, divisional vice presidents and our merchandising department based on an analysis of customer demands. The following table shows the percentage of the Company’s store-based revenues for the years ended December 31, 2015, 2014 and 2013 attributable to different merchandise categories:

Merchandise Category	2015	2014	2013
Furniture	42%	39%	36%
Electronics	25%	26%	29%
Appliances	24%	24%	22%
Computers	7%	9%	9%
Other	2%	2%	4%
We purchase the majority of our merchandise directly from manufacturers, with the balance from local distributors. To a lesser extent, we also may sell or release certain merchandise returned by our Progressive customers. One of our largest suppliers is our own Woodhaven Furniture Industries division, which supplies the majority of the upholstered furniture and bedding we lease or sell. Integrated manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise and provides us with a reliable source of products. We have no long-term agreements for the purchase of merchandise.
The following table shows the percentage of Progressive’s revenues for the year ended December 31, 2015 and 2014 attributable to different retail partner categories:

Retail Partner Category	2015	2014
Furniture	53%	44%
Mattress	20%	24%
Auto electronics	12%	13%
Mobile	8%	12%
Jewelry	4%	4%
Other	3%	3%
During 2015, approximately 34% of the lease merchandise acquired by Progressive and subsequently leased to customers was concentrated in two retail partners.
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
Marketing and Advertising
Our marketing for store-based operations targets both current Aaron’s customers and potential customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics by utilizing national and local broadcast, network television, cable television and radio with a combination of brand/image messaging and product/price promotions. Examples of networks include FOX, TBS, TELEMUNDO, UNIVISION and multiple general market networks that target our customer. In addition, we have enhanced our broadcast presence with digital marketing and via social environments such as Facebook and Twitter.
We target new and current customers each month distributing over 29 million, four-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options, and benefits of Aaron’s no-credit-needed lease ownership plans. We also distribute millions of email and direct mail promotions on an annual basis.

Aaron’s sponsors event broadcasts at various levels along with select professional and collegiate sports, such as NFL and NBA teams. As a long-time supporter of NASCAR, Aaron’s wrapped up its 17th year of sponsoring the Aaron's Dream Machine in several NASCAR series, which in recent years has included Michael Waltrip Racing in the NASCAR Sprint Cup Series. In early 2016, Aaron’s announced continued support of NASCAR with a new, multi-year agreement with Michael Waltrip as a spokesperson.  All of Aaron’s sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that we believe significantly enhance the Company’s brand awareness and customer loyalty.
Progressive and DAMI execute their marketing strategy in partnership with retailers and other merchants. This is typically accomplished through in-store signage and marketing material, direct marketing activities, and the education of sales associates.
Competition
The lease-to-own industry is highly competitive. Our largest competitor for store-based operations is Rent-A-Center, Inc. ("Rent-A-Center"). Aaron’s and Rent-A-Center, which are the two largest lease-to-own industry participants, account for approximately 4,900 of the 8,900 lease-to-own stores in the United States, Canada and Mexico. Our stores compete with other national and regional lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms.
Although an emerging market, the virtual lease-to-own industry is also competitive. Progressive's largest competitor is Acceptance Now, a division of Rent-A-Center. Other competition is fragmented and includes regional participants.
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
Raw Materials
The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier. None of the raw materials we use are in short supply.
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
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, normally by making weekly, semi-monthly, or monthly lease payments. Upon making regular periodic lease payments, the customer may cancel the agreement at any time by returning the merchandise to the store. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.

The lease-to-own model is particularly attractive to customers who are unable to pay the full upfront purchase price for merchandise or who lack the credit to qualify for conventional financing programs. Other individuals who find the lease-to-own model attractive are customers who, despite access to credit, do not wish to incur additional debt, have only a temporary need for the merchandise or desire to field test a particular brand or model before purchasing it.
Aaron’s Sales and Lease Ownership versus Traditional Lease-to-Own
We blend elements of lease-to-own and traditional retailing by providing customers with the option to either lease merchandise with the opportunity to obtain ownership or to purchase merchandise outright. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to lower and middle income customers than a typical lease-to-own business or the traditional method of credit installment sales.
Our model is distinctive from the conventional lease-to-own model in that we encourage our customers to obtain ownership of their leased merchandise. Based upon our own data and industry data, our customers obtain ownership more often (approximately 45%) than in the lease-to-own businesses in general (approximately 25%).
We believe our sales and lease ownership model offers the following distinguishing characteristics when compared to traditional lease-to-own stores:

•	Lower total cost - Our agreement terms generally provide a lower cost of ownership to the customer.

•	Wider merchandise selection - We generally offer a larger selection of higher-quality merchandise.

•	Larger store layout - Aaron's Sales & Lease Ownership stores average 7,200 square feet, which is significantly larger than the average size of our largest competitor’s lease-to-own stores.

•
Fewer payments - Our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments. Our agreements also usually provide for a shorter term for the customer to obtain ownership.

•
Flexible payment methods - We offer our customers the opportunity to pay by cash, check, ACH, debit card or credit card. Our Aaron’s Sales and Lease Ownership stores currently receive approximately 66% of their payment volume (in dollars) from customers by check, debit card or credit card. For our HomeSmart stores, that percentage is approximately 57%.

We believe our sales and lease ownership model also compares well against traditional retailers in areas such as store size, merchandise selection and the latest product offerings. As technology advances and home furnishings and appliances evolve, we expect to continue offering our customers the latest product at affordable prices.
Unlike transactions with traditional retailers, in which the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period. Our sales and lease ownership stores offer an up-front "cash and carry" purchase option and generally a 120-day same-as-cash option on most merchandise at prices that we believe are competitive with traditional retailers. In addition, our Progressive business provides a 90-day buy-out option on lease-purchase solutions offered through traditional retailers.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. In general, such laws regulate applications for leases, late charges and other fees, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations or earnings.
A summary of certain of the state and federal laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, nearly every state, the District of Columbia, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which we currently operate Aaron’s Sales & Lease Ownership and HomeSmart stores, as well as states in which our Progressive business has retail partners. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws in those states where we use a lease purchase form of agreement. At the present time, no federal law specifically regulates the lease-to-own industry. Federal legislation to regulate the industry has been proposed from time to time.
There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the lease-to-own industry. We cannot predict whether any such legislation will be enacted and what the impact of such legislation would be on us. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.
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
DAMI is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements, among other things. In addition, DAMI issues credit cards through a bank partner and therefore is subject to the bank's Federal Deposit Insurance Corporation regulators. Several regulations affecting DAMI have been updated in recent years through The Credit Card Act and The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Additional regulations are being developed, as the attention placed on consumer debt transactions has grown significantly. We believe we are in material compliance with all applicable laws and regulations. While we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our operations.
Supply Chain Diligence and Transparency
Section 1502 of the Dodd-Frank Act was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries ("DRC"). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten and gold, often referred to as conflict minerals, which originate from mines or smelters in the region. Securities and Exchange Commission ("SEC") rules adopted pursuant to the Dodd-Frank Act require reporting companies to disclose annually, among other things, whether any such minerals that are necessary to the functionality or production of products they manufactured during the prior calendar year originated in the DRC and, if so, whether the related revenues were used to support the conflict and/or abuses.
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
Employees
At December 31, 2015, the Company had approximately 12,700 employees. None of our employees are covered by a collective bargaining agreement and we believe that our relations with employees are good.
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

We may be subject to new or additional federal and state financial services and consumer protection laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
Currently, nearly every state, the District of Columbia, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which we currently operate Aaron’s Sales & Lease Ownership stores, as well as states in which our Progressive business has retail partners. While no federal law currently specifically regulates the lease-to-own industry, federal legislation to regulate the industry has been proposed in the past and may be proposed in the future. For example, federal and regulatory authorities such as the Consumer Financial Protection Bureau (the "CFPB") and the FTC are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and may propose and adopt new legislation (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for businesses such as ours. Furthermore, our debt collections practices are subject to federal and state laws and regulations. Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. For example, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, or private litigation, any of which could significantly harm our reputation with consumers and Progressive’s and DAMI’s retail and merchant partners and could materially and adversely affect our business, prospects and financial condition.
The risks in Progressive’s virtual lease-to-own business differ in some potentially significant respects from the risks of Aaron’s store-based lease-to-own business. These risks, whether arising from the offer by third party retailers of Progressive’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, may also be materially adverse to our operations, prospects or financial condition. Furthermore, Progressive’s business relies on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications. Accordingly, there is the potential that regulators may target virtual lease-to-own transactions and/or implement new legislation (or interpret existing regulations) that could negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners.
In addition, as we execute on our strategic plans, we may continue to expand into complementary businesses, such as DAMI, that engage in financial, banking or lending services that are subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future. Any additional laws or regulations may result in changes in the way our operations are regulated, exposing us to increased regulatory oversight, more burdensome regulations and increased litigation risk, each of which could have a material adverse effect on us.
Any proposed rulemaking by the CFPB, the FTC or any other federal or state regulators or other adverse changes in (or interpretations of) existing laws and regulations, the passage of new adverse legislation or regulations by the federal government or the states applicable to our traditional lease-to-own business, our Progressive virtual lease-to-own business, our Aarons.com e-commerce business and any complementary businesses into which we may expand could materially increase both our compliance costs and the risk that we could be subject to government investigations and subject to sanctions if we are not in compliance. In addition, new burdensome laws or regulations could force us to modify our business model, expose us to increased litigation risk, and might reduce the economic potential of our sales and lease ownership operations.

Progressive’s virtual lease-to-own business differs in some potentially significant respects from the risks of Aaron’s store-based lease-to-own business. The risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
As discussed above, our Progressive segment offers its lease-to-own solution through the stores of third party retailers. Progressive consequently faces some different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. These potential risks include, among others, Progressive’s:

•
reliance on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications;

•	revenue concentration in the customers of a relatively small number of retailers, as further discussed below;

•
lack of control over, and more product diversity within, its lease merchandise inventory relative to Aaron’s sale and lease ownership business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned;

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

•
potential that regulators may target the virtual lease-to-own transaction and/or new regulations or legislation could be adopted (or existing laws and regulations may be interpreted) that negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners; and

•	indemnification obligations to Progressive’s retail partners and their service providers for losses stemming from Progressive’s failure to perform with respect to its products and services.

These risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
We continue to implement a new strategic plan and there is no guarantee that the new strategic plan will produce results superior to those achieved under the Company’s prior plan.
We have a new strategic plan that, in addition to acquiring Progressive in 2014, includes focusing on profitably growing our stores; accelerating our omni-channel platform; promoting communication, coordination and integration; and championing compliance.
While we have always engaged in elements of the new strategy, the new strategy calls for increased emphasis on certain elements while moderating the focus on new store openings that had traditionally been a central tenet of the Company’s strategy. There can be no guarantee that the new strategy will yield the results we currently anticipate (or results that will exceed those that might be obtained under the prior strategy), if we fail to successfully execute on one or more elements of the new strategy, even if we successfully implement one or more other components.
We may not fully execute on one or more elements of the new strategy due to any number of reasons, including, for instance, because of the division of management, financial and Company resources among multiple objectives, or other factors beyond or not completely within our control. The successful execution of our new strategy depends on, among other things, our ability to:

•	improve same store revenues in stores that may be maturing;

•	drive recurring cost savings to recapture margin;

•	identify which markets are best suited for more disciplined store growth;

•	strengthen our franchise network; and

•	successfully manage and grow our Aarons.com e-commerce platform

If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we gain experience with our new strategy, we may not be able to achieve our revenue or profitability goals at the rates we currently contemplate, if at all.

Our core business faces many challenges which could materially and adversely affect our overall results of operations.
Our traditional lease-to-own store-based ("core") business faces a number of challenges, particularly from the continued expansion of digital retail - which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date. Increasing competition from the digital sector may reduce the market share held by our core business as well as its operating margins, and may materially and adversely affect our overall results of operations. Furthermore, as our Progressive virtual lease-to-own solution continues to partner with traditional retailers, including "big box" retailers, those retailers may increasingly compete with our core business, including our franchisees. For example, our Company-operated stores experienced year to date same store revenue declines of 4.1% and 2.8% in 2015 and 2014, respectively. Additionally, our franchised stores experienced year to date same store revenue declines of 0.9% and 2.5% in 2015 and 2014, respectively. We calculate same store revenue growth by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues, including:

•	changes in competition, particularly from the digital sector;

•	general economic conditions;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.

If our core business is unable to successfully address these challenges, our overall business and results of operations may be materially and adversely affected as well.
Continuation or worsening of current economic conditions could result in decreased revenues or increased costs. The geographic concentration of our Sales & Lease Ownership stores, as well as those of Progressive’s retail partners, may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
The U.S. economy continues to experience prolonged uncertainty. We believe that the extended duration of current economic conditions, particularly as they apply to our customer base, may be resulting in our customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, resulting in decreased revenues. Any increases in unemployment may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
The concentration of our Sales & Lease Ownership stores, and/or those of our retail partners at Progressive, in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our store portfolio and retail partners were more geographically diverse. For example, during 2015, approximately 18% of our core business’s store-based revenues were generated in Texas. Given our concentration of stores in Texas, the downturn and prolonged uncertainty in the oil and gas industry could have a material adverse effect on our overall business.
In addition, our store operations, as well as those of our retail partners at Progressive, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornados, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time would entirely cover damages caused by any such event.
We could lose our access to data sources, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
We are heavily dependent on data provided by third party providers. For example, our Progressive business employs a proprietary decisioning algorithm when making lease approval decisions for its customers. This algorithm depends extensively upon continued access to and receipt of data from external sources, such as third party data vendors. In addition, our Aarons.com and DAMI businesses are similarly dependent on customer attribute data provided by external sources. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our Progressive, Aarons.com and DAMI businesses would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
Progressive’s proprietary algorithm used to approve customers could no longer be indicative of our customer’s ability to pay.
We believe Progressive’s proprietary, centralized underwriting process to be a key to the success of the Progressive business. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased incidence and costs related to unpaid leases and/or merchandise losses.
Progressive’s loss of operating revenues from key retail partners could materially and adversely affect our business.
Progressive’s relationship with its largest retail partners will have a significant impact on our operating revenues in future periods. The loss of any such key retailers would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of Progressive’s large retail partners could harm our reputation, making it more difficult to attract and retain consumers and other retail partners, and could lessen Progressive’s negotiating power with its remaining and prospective retail partners.
Many of Progressive’s contracts with its retail partners can be terminated by them on relatively short notice, and all can be terminated in limited circumstances, such as our material breach or insolvency, our failure to meet agreed-upon service levels, certain changes in control of Progressive, and its inability or unwillingness to agree to requested pricing changes. There can be no assurance that Progressive will be able to continue its relationships with its largest retail partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of Progressive’s retail partners renegotiates, terminates or fails to renew, or fails to renew on similar or favorable terms, their agreements with Progressive or otherwise chooses to modify the level of support they provide for Progressive’s lease-purchase option.
Failure to successfully manage and grow our Aarons.com e-commerce platform could materially adversely affect our business and future prospects.
Our Aarons.com e-commerce platform provides customers the ability to review our product offerings and prices and enter into lease agreements as well as make payments on existing leases from the comfort of their homes and on their mobile devices. Our e-commerce platform is a significant component of our strategic plan and we believe will drive future growth of our business. In order to promote our products and services and allow customers to transact online and reach new customers, we must effectively create, design, maintain, and improve our e-commerce platform. There can be no assurance that we will be able to create, design, maintain, and improve or grow our e-commerce platform in a profitable manner.
DAMI’s "second-look" credit programs for below-prime consumers differ in significant respects from the risks of Aaron’s store-based lease-to-own business. The risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
As discussed above, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services. For example, DAMI, which through its HELPcard® and other private label credit products, offers merchant partners one source for a variety of open-end credit programs for below-prime consumers, is a business that differs in significant respects from our core business. Consequently, DAMI faces different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. Because DAMI is operated as a wholly-owned subsidiary of Progressive, the risks DAMI faces could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business. These potential risks include, among others, DAMI’s:

•
reliance on third party retailers (over whom DAMI cannot exercise the degree of control and oversight that Aaron’s core business, including franchisees, can assert over their own respective employees) for many important business functions, from advertising through assistance with finance applications;

•
reliance on a single bank partner to issue DAMI’s HELPcard® and other credit products. The bank’s regulators could at any time limit or otherwise modify the bank’s ability to continue its relationship with DAMI and any significant interruption of this relationship would result in DAMI being unable to acquire new receivables and provide other credit products. It is possible that a regulatory position or action taken with respect to DAMI’s issuing bank might result in the bank’s inability or unwillingness to originate future credit products on DAMI’s behalf or in partnership with it, which would adversely affect DAMI’s ability to grow its point-of-sale and direct-to-consumer credit products and other consumer credit offerings and underlying receivables. In addition, DAMI’s agreement with its issuing bank partner has a scheduled expiration date. If DAMI is unable to extend or execute a new agreement with its issuing bank upon the expiration of its current agreement, or if its existing agreement was terminated or otherwise disrupted, there is a risk that DAMI would not be able to enter into an agreement with an alternative bank provider on terms that DAMI would consider favorable or in a timely manner without disruption of its business; and

•
different regulatory risks than those applicable to Aaron’s and Progressive's sales and lease ownership businesses, including risks arising from state credit laws and the offering of open-end credit and the potential that regulators may target DAMI’s operating model and the interest rates it charges.

These risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, particularly with respect to our Progressive and DAMI businesses, we may not be able to accurately report our financial results, or report them in a timely manner.
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
Prior to their acquisition by us, our Progressive and DAMI businesses were private companies and were not required to establish disclosure controls and procedures. In particular, unlike our core business, these businesses have not historically operated under a fully documented and annually tested system for internal control over financial reporting that is required for public companies by Section 404 of the Sarbanes-Oxley Act.
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures - particularly in our Progressive and DAMI businesses - we may not be able to accurately report our financial results, or report them in a timely manner, which could cause a decline in our stock price and adversely affect our results of operations and financial condition. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we could be subject to increased regulatory scrutiny and a loss of public and investor confidence, which could also have a material adverse effect on our business and our stock price.
If we do not maintain the privacy and security of customer, employee, supplier or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation and regulatory enforcement actions.
Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information, as well as confidential information about our customers, employees, our suppliers and our Company. We also serve as an information technology provider to our franchisees including storing and processing information related to their customers on our systems. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, whether external or internal, or misuse of employee or customer data, could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or Company information, and result in significant costs, lost revenues or sales, fines, regulatory enforcement actions and lawsuits. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states, and data breaches of this nature could result in additional penalties under the terms of those settlements.

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
A significant compromise of sensitive employee or customer information in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions or remediating breaches could be material. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues.
If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems, such as "bugs," crashes, operator error or catastrophic events, could seriously impair our ability to operate our business. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.
If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, we may be required to pay to satisfy these obligations which could have a material adverse effect on our business and financial condition.
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $175.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2015 was $81.0 million.
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
We are subject to laws that regulate franchisor-franchisee relationships. Our ability to enforce our rights against our franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the FTC, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Our failure to comply with applicable franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees.

We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our Franchise Disclosure Document (the "FDD"), including claims based on financial information contained in our FDD. Engaging in such litigation may be costly, time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
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
For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration ("OSHA"), regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. Therefore, any such regulatory action or court decisions could impact our ability or desire to grow our franchised base and have a material adverse effect on our results of operations.
Operational and other failures by our franchisees may adversely impact us.
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our Company-operated stores. Our franchisees may fail in key areas, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs.
From time to time we are subject to legal and regulatory proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.

In addition, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened regarding lease-to-own transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our lease-to-own programs or the lack of viable alternatives for our customers’ needs. If the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive’s or DAMI’s retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of the services of our key executives, or our inability to attract and retain key technical talent in the areas of IT and analytics, could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key technical talent in the areas of information technology and analytics in the future could adversely affect our business and operations. We do not carry key man life insurance on any of our personnel. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially adversely affect our operations.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive and highly fluid, particularly in light of the sweeping new regulatory environment we are witnessing from regulators such as the CFPB and the FTC, among others, as discussed above.
In the sales and lease ownership market, our competitors include national, regional and local operators of lease-to-own stores, virtual lease-to-own companies and traditional and e-commerce retailers. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business.
Our Progressive business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Progressive product in favor of our competitors which could slow growth in the Progressive business and limit profitability.
In addition, as a result of changes to the regulatory framework within which we operate, among other reasons, new competitors may emerge or current and potential competitors may establish financial or strategic relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. The occurrence of any of these events could materially adversely impact our business.

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations.
Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows, financial condition and ability to service our debt obligations. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store revenues or when and how many locations we acquire or open;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	the stock price performance of comparable companies; and

•	continuing unpredictable global and regional economic conditions.

In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies’ operating performance.
We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our various businesses. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Progressive and Aarons.com businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various businesses. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers, warehouses, corporate management and call center facilities:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Manufacturing—Bedding and Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Warehouse—Furniture Parts – Leased	111,000
Cairo, Georgia	Warehouse—Furniture Parts – Leased	40,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Manufacturing—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Manufacturing—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Manufacturing—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Manufacturing—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Manufacturing—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Manufacturing—Bedding Manufacturing – Leased	20,000
Plainfield, Indiana	Manufacturing—Bedding Manufacturing – Leased	24,000
Cheswick, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	19,000
Auburndale, Florida	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Sales and Lease Ownership—Fulfillment Center – Leased	95,000
Obetz, Ohio	Sales and Lease Ownership—Fulfillment Center – Leased	91,000
Dallas, Texas	Sales and Lease Ownership—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Sales and Lease Ownership—Fulfillment Center – Leased	117,000
Sugarland, Texas	Sales and Lease Ownership—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Sales and Lease Ownership—Fulfillment Center – Leased	214,000
LaVergne, Tennessee	Sales and Lease Ownership—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Sales and Lease Ownership—Fulfillment Center – Leased	89,000
Magnolia, Mississippi	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership—Fulfillment Center – Leased	90,000
Portland, Oregon	Sales and Lease Ownership—Fulfillment Center – Leased	98,000
Rancho Cucamonga, California	Sales and Lease Ownership—Fulfillment Center – Leased	92,000
Westfield, Massachusetts	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Sales and Lease Ownership—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Sales and Lease Ownership—Fulfillment Center – Leased	126,000

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Auburndale, Florida	Sales & Lease Ownership—Service Center – Leased	7,000
Belcamp, Maryland	Sales & Lease Ownership—Service Center – Leased	5,000
Cheswick, Pennsylvania	Sales & Lease Ownership—Service Center – Leased	10,000
Fairburn, Georgia	Sales & Lease Ownership—Service Center – Leased	8,000
Grand Prairie, Texas	Sales & Lease Ownership—Service Center – Leased	11,000
Houston, Texas	Sales & Lease Ownership—Service Center – Leased	15,000
Huntersville, North Carolina	Sales & Lease Ownership—Service Center – Leased	10,000
Kansas City, Kansas	Sales & Lease Ownership—Service Center – Leased	8,000
Obetz, Ohio	Sales & Lease Ownership—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Sales & Lease Ownership—Service Center – Leased	10,000
Phoenix, Arizona	Sales & Lease Ownership—Service Center – Leased	6,000
Plainfield, Indiana	Sales & Lease Ownership—Service Center – Leased	6,000
Rancho Cucamonga, California	Sales & Lease Ownership—Service Center – Leased	4,000
Ridgeland, Mississippi	Sales & Lease Ownership—Service Center – Leased	10,000
South Madison, Tennessee	Sales & Lease Ownership—Service Center – Leased	4,000
Brooklyn, New York	Sales & Lease Ownership—Warehouse – Leased	32,000
Draper, Utah	Progressive—Corporate Management/Call Center – Leased	159,000
Glendale, Arizona	Progressive—Corporate Management/Call Center – Leased	52,000
Springdale, Arkansas	DAMI—Corporate Management/Call Center – Owned	29,000
Tulsa, Oklahoma	DAMI—Call Center – Leased	3,400
Our executive and administrative offices currently occupy approximately 69,000 of the 81,000 usable square feet in a 105,000 square-foot office building in Atlanta, Georgia. We sold this building in January 2016, and entered into a short term lease to remain in the building while we prepare to move these offices. During 2015, we secured a lease in a different part of Atlanta, Georgia for approximately 64,000 square feet of a building that we plan to occupy in 2016 and use for our permanent executive and administrative offices.
We also wholly lease a building with approximately 51,000 square feet and lease 67,000 square feet of a building with approximately 78,000 square feet in Kennesaw, Georgia. Separately, we lease a building in Marietta, Georgia in which we currently use approximately 44,000 square feet. These facilities are used for additional administrative functions.
We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 9 to the consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Effective December 13, 2010, all shares of the Company’s common stock began trading as a single class on the New York Stock Exchange under the ticker symbol "AAN." The CUSIP number of the Company's common stock is 002535300.
The number of shareholders of record of the Company’s common stock at February 26, 2016 was 185. The closing price for the common stock at February 26, 2016 was $22.64.
The following table shows the range of high and low sales prices per share for the Company’s common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2015
First Quarter	$33.71	$27.51	$.023
Second Quarter	36.98	27.40	.023
Third Quarter	40.06	32.36	.023
Fourth Quarter	40.80	21.32	.025

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2014
First Quarter	$32.64	$26.18	$.021
Second Quarter	35.82	27.95	.021
Third Quarter	36.74	24.25	.021
Fourth Quarter	31.33	23.25	.023
Subject to our ongoing ability to generate sufficient income, any future capital needs and other contingencies, we expect to continue our policy of paying quarterly dividends. Dividends will be payable only when, and if, declared by the Company's Board of Directors. Under our revolving credit agreement, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment.

Issuer Purchases of Equity Securities
As of December 31, 2015, 10,496,421 shares of common stock remained available for repurchase from time to time under the purchase authority approved by the Company’s Board of Directors and previously announced. The following table presents our share repurchase activity for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[1]
October 1 through October 31, 2015	—	$—	—	10,496,421
November 1 through November 30, 2015	—	—	—	10,496,421
December 1 through December 31, 2015	—	—	—	10,496,421
Total	—		—
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization was publicly announced on October 4, 2013 and authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000. These authorizations have no expiration date, and the Company is not obligated to repurchase any shares. Subject to applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company’s equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2015. Certain reclassifications have been made to the prior periods to conform to the current period presentation. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

(Dollar Amounts in Thousands, Except Per Share Data)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$2,684,184	$2,221,574	$1,748,699	$1,676,391	$1,516,508
Retail Sales	32,872	38,360	40,876	38,455	38,557
Non-Retail Sales	390,137	363,355	371,292	425,915	388,960
Franchise Royalties and Fees	63,507	65,902	68,575	66,655	63,255
Interest and Fees on Loans Receivable	2,845	—	—	—	—
Other	6,211	5,842	5,189	5,411	5,298
	3,179,756	2,695,033	2,234,631	2,212,827	2,012,578
Costs and Expenses:
Depreciation of Lease Merchandise	1,212,644	932,634	628,089	601,552	547,839
Retail Cost of Sales	21,040	24,541	24,318	21,608	22,619
Non-Retail Cost of Sales	351,777	330,057	337,581	387,362	351,887
Operating Expenses	1,357,030	1,231,801	1,022,684	952,617	866,600
Financial Advisory and Legal Costs	—	13,661	—	—	—
Restructuring Expenses	—	9,140	—	—	—
Retirement and Vacation Charges	—	9,094	4,917	10,394	3,532
Progressive-Related Transaction Costs	—	6,638	—	—	—
Legal and Regulatory (Income) Expense	—	(1,200)	28,400	(35,500)	36,500
Other Operating Expense (Income), Net	1,324	(1,176)	1,584	(2,235)	(3,550)
	2,943,815	2,555,190	2,047,573	1,935,798	1,825,427
Operating Profit	235,941	139,843	187,058	277,029	187,151
Interest Income	2,185	2,921	2,998	3,541	1,718
Interest Expense	(23,339)	(19,215)	(5,613)	(6,392)	(4,709)
Other Non-Operating (Expense) Income, Net	(1,667)	(1,845)	517	2,677	(783)
Earnings Before Income Taxes	213,120	121,704	184,960	276,855	183,377
Income Taxes	77,411	43,471	64,294	103,812	69,610
Net Earnings	$135,709	$78,233	$120,666	$173,043	$113,767
Earnings Per Share	$1.87	$1.08	$1.59	$2.28	$1.46
Earnings Per Share Assuming Dilution	1.86	1.08	1.58	2.25	1.43

Dividends Per Share	.094	.086	.072	.062	.054
FINANCIAL POSITION
(Dollar Amounts in Thousands)
Lease Merchandise, Net	$1,138,938	$1,087,032	$869,725	$964,067	$862,276
Property, Plant and Equipment, Net	225,836	219,417	231,293	230,598	226,619
Total Assets	2,658,875	2,456,844	1,827,176	1,812,929	1,731,899
Debt	610,450	606,082	142,704	141,528	153,789
Shareholders’ Equity	1,366,618	1,223,521	1,139,963	1,136,126	976,554
AT YEAR END
Stores Open:
Company-operated	1,305	1,326	1,370	1,324	1,232
Franchised	734	782	781	749	713
Lease Agreements in Effect	1,628,000	1,665,000	1,751,000	1,724,000	1,508,000
Number of Employees	12,700	12,400	12,600	11,900	11,200
Progressive Active Doors[1]	13,248	12,307	—	—	—
1 Progressive was acquired on April 14, 2014. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Aaron’s, Inc. ("we", "our", "us", "Aaron’s" or the "Company") is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories throughout the United States and Canada.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC ("Progressive"), a leading virtual lease-to-own company, for merger consideration of $700.0 million, net of cash acquired. Progressive provides lease-purchase solutions in 46 states on a variety of products, including furniture and bedding, mobile phones, consumer electronics, appliances and jewelry. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers, and in turn leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
On July 15, 2014, the Company announced that a rigorous evaluation of the Company-operated store portfolio had been performed, which, along with other cost-reduction initiatives, resulted in the closure of 44 underperforming stores and the realignment of home office and field support. In the ordinary course of business, we continually review, and as appropriate adjust, the amount and mix of Company-operated and franchised stores to help optimize overall performance. These adjustments included closing additional underperforming Company-operated stores during 2015.
On October 15, 2015, the Company acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard®, (collectively, "DAMI") for $50.7 million, net of cash acquired. The Company also assumed $44.8 million of debt in the form of a secured revolving credit facility in connection with the acquisition. DAMI offers a variety of second-look financing programs for below-prime customers that are originated through a federally insured bank and, along with Progressive's existing technology-based application and approval process, allows the Company to provide retail partners one source for financing and leasing transactions with below-prime customers.
Our major operating divisions are Aaron’s Sales & Lease Ownership, Progressive, HomeSmart, DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in our stores.
Total revenues increased from $2.235 billion in 2013 to $3.180 billion in 2015, primarily as a result of the Progressive acquisition during 2014. Total revenues for the year ended December 31, 2015 increased $484.7 million, or 18.0%, over the prior year. Progressive revenues for the twelve months ended December 31, 2015 were $1.0 billion compared to $519.3 million for the period from the acquisition date to December 31, 2014. The increase in Progressive revenues was partially offset by a decrease of $48.5 million in revenue from our traditional lease-to-own store-based ("core") business primarily resulting from a 4.1% decrease in Company-operated same store revenues.

The Company’s franchised and Company-operated store activity (unaudited) is summarized as follows:

	2015	2014	2013
Franchised stores
Franchised stores open at January 1,	782	781	749
Opened	10	23	45
Purchased from the Company	16	6	2
Purchased by the Company	(25)	(9)	(10)
Closed, sold or merged	(49)	(19)	(5)
Franchised stores open at December 31,	734	782	781
Company-operated Sales & Lease Ownership stores
Company-operated Sales & Lease Ownership stores open at January 1,	1,243	1,262	1,227
Opened	7	30	33
Added through acquisition	25	9	10
Closed, sold or merged	(52)	(58)	(8)
Company-operated Sales & Lease Ownership stores open at December 31,	1,223	1,243	1,262
Company-operated HomeSmart stores
Company-operated HomeSmart stores open at January 1,	83	81	78
Opened	—	3	3
Closed, sold or merged	(1)	(1)	—
Company-operated HomeSmart stores open at December 31,	82	83	81
Company-operated RIMCO stores [1]
Company-operated RIMCO stores open at January 1,	—	27	19
Opened	—	—	8
Closed, sold or merged	—	(27)	—
Company-operated RIMCO stores open at December 31,	—	—	27
1 In January 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the year ended December 31, 2015, we calculated this amount by comparing revenues for the year ended December 31, 2015 to revenues for the year ended December 31, 2014 for all stores open for the entire 24-month period ended December 31, 2015, excluding stores that received lease agreements from other acquired, closed or merged stores. During the first quarter of 2015, the Company revised the methodology for calculating same store revenues to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation after 24 months. Previously, consolidated/merged stores were included in the same store calculation after 15 months. The change in the same store calculation had an immaterial impact on comparable store revenues for 2015, 2014 and 2013.
Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive segment:

Active Doors at December 31 (Unaudited)	2015	2014
Progressive Active Doors	13,248	12,307
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, excluding returns. The following table presents invoice volume for the Progressive segment:

For the Year Ended December 31 (Unaudited and In Thousands)	2015	2014
Progressive Invoice Volume	$780,038	$471,902

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive acquisition is strategically transformational for the Company in this respect and will strengthen our business. We also believe the lease-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. In response to these changing market conditions, we are executing a strategic plan for the core business that focuses on the following items and that we believe positions us for success over the long-term:

•	Profitably grow our stores

•	Accelerate our omni-channel platform

•	Promote communication, coordination and integration

•	Champion compliance
Key Components of Net Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2015, 2014 and 2013, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into six components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, interest and fees on loans receivable and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents the accretion of the discount on loans acquired in the DAMI acquisition, as well as finance charges and annual and other fees earned on loans originated since the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, lease merchandise write-offs, bad debt expense, and advertising, among other expenses.
Other Operating Expense (Income), Net. Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company's significant accounting policies, see Note 1 to the consolidated financial statements.
Revenue Recognition
Lease revenues are recognized in the month they are due on the accrual basis of accounting. For internal management reporting purposes, lease revenues from sales and lease ownership agreements are recognized by the reportable segments as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with the lease merchandise. At December 31, 2015 and 2014, we had a revenue deferral representing cash collected in advance of being due or otherwise earned totaling $68.6 million and $60.5 million, respectively, and an accrued revenue receivable, net of allowance for doubtful accounts, based on historical collection rates of $34.5 million and $30.2 million, respectively.
Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.

Lease Merchandise
Our Aaron’s Sales & Lease Ownership and HomeSmart divisions depreciate merchandise over the applicable agreement period, generally 12 to 24 months (monthly agreements) or 65 to 104 weeks (weekly agreements) when leased, and generally 36 months when not leased, to a 0% salvage value. The Company's Progressive division depreciates merchandise over the lease agreement period, which is typically over 12 months, while on lease.
Our policies generally require weekly lease merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at our fulfillment and manufacturing facilities one to two times a year with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying amount is adjusted to net realizable value or written off.
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. We record lease merchandise carrying amount adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of December 31, 2015 and 2014, the allowance for lease merchandise write-offs was $33.4 million and $27.6 million, respectively. Lease merchandise adjustments totaled $136.4 million, $99.9 million and $58.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Acquisition Accounting for Businesses
We account for acquisitions of businesses by recognizing the assets acquired and liabilities assumed at their respective fair values on the date of acquisition. We estimate the fair value of identifiable intangible assets using discounted cash flow analyses or estimates of replacement cost based on market participant assumptions. The excess of the purchase price paid over the estimated fair values of the identifiable net tangible and intangible assets acquired in connection with business acquisitions is recorded as goodwill. We consider accounting for business combinations critical because management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as the useful life of and amortization method for intangible assets, which can materially affect the results of our operations. Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to an impairment charge if we are unable to recover the value of the recorded net assets.
Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. The projected net cash flows from expected payments of principal, interest, fees and servicing costs and anticipated charge-offs are included in the determination of fair value; therefore, an allowance for loan losses and an amount for unamortized fees is not recognized for the acquired loans. The difference, or discount, between the expected cash flows to be received and the fair value of the acquired loans is accreted to revenue based on the effective interest method. At each period end, the Company evaluates the appropriateness of the accretable discount on the acquired loans based on actual and revised projected future cash receipts.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. As an alternative to this annual impairment testing for intangible assets with indefinite lives and goodwill, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit's net assets exceeds the reporting unit's fair value.
Indefinite-lived intangible assets represent the value of trade names and trademarks acquired as part of the Progressive acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name and trademark intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.
We estimate the fair value of indefinite-lived trade name and trademark intangible assets based on projected discounted future cash flows under a relief from royalty method. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2015 and determined that no impairment had occurred.

The following table presents the carrying amount of goodwill and other intangible assets, net as of December 31, 2015:

(In Thousands)	2015
Goodwill	$539,475
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	222,912
Goodwill and Other Intangibles, Net	$815,387
Management has deemed its operating segments to be reporting units due to the fact that the operations included in each operating segment have similar economic characteristics. As of December 31, 2015, the Company had six operating segments and reporting units: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. As of December 31, 2015, the Company’s Sales and Lease Ownership, Progressive, HomeSmart and DAMI reporting units were the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31, 2015:

(In Thousands)	2015
Sales and Lease Ownership	$233,851
Progressive	290,605
HomeSmart	14,729
DAMI	290
Total	$539,475
The Company performs its annual goodwill impairment testing as of October 1 each year . When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit's goodwill, the current and projected operating results, the significance of the excess of the reporting unit's estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. During 2015, the Company performed a qualitative assessment for the goodwill of the Progressive reporting unit and concluded no indications of impairment existed.
For the other reporting units, we use a combination of valuation techniques to determine the fair value of our reporting units, including an income approach and a market approach. Under the income approach, we estimate fair value based on estimated discounted cash flows, which require assumptions about short-term and long-term revenue growth rates, operating margins, capital requirements, and a weighted-average cost of capital and/or discount rate. Under the market approach, we use a combination of valuation techniques to calculate the fair value of our reporting units, including a multiple of gross revenues approach and a multiple of projected earnings before interest, taxes, depreciation and amortization approach using assumptions consistent with those we believe a hypothetical marketplace participant would use.
We believe the benchmark companies we evaluate as marketplace participants for each reporting unit serve as an appropriate reference when calculating fair value because those benchmark companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of each reporting unit's fair value. The selection and weighting of the various fair value techniques, which requires the use of management judgment to determine what is most representative of fair value, may result in a higher or lower fair value.
The Company completed its goodwill impairment testing for reporting units other than Progressive as of October 1, 2015 and determined that no impairment had occurred. During the performance of the goodwill impairment testing, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart reporting unit for which the estimated fair value exceeded the carrying value of the reporting unit by approximately 9%. While no impairment was noted in the impairment testing, if HomeSmart is unable to sustain its recent profitability improvements, there could be a change in the valuation of the HomeSmart reporting unit that may result in the recognition of an impairment loss in future periods.

Intangible assets acquired in recent transactions may be more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, we may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2015 that would more likely than not reduce the fair value of a reporting unit below its carrying amount or that would indicate an impairment of the other intangible assets. As a result, the Company did not perform interim impairment testing for any reporting unit or other intangible asset as of December 31, 2015. We will continue to monitor the fair value of goodwill and other intangible assets in future periods.
Leases and Closed Store Reserves
The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to approximately 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For leases which contain escalating payments we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized on a straight-line basis over the lease term.
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income based upon historical experience. As of December 31, 2015 and 2014, our reserve for closed stores was $5.7 million and $5.6 million, respectively. Due to changes in market conditions, our estimates related to sublease income may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding estimated sublease income, our future obligations related to closed stores on an undiscounted basis were $8.1 million and $7.8 million as of December 31, 2015 and 2014, respectively.
Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience, net of any stop loss or other supplementary coverage. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $38.6 million and $36.8 million at December 31, 2015 and 2014, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $31.8 million and $28.3 million at December 31, 2015 and 2014, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates and within policy stop loss limits, we will be required to pay additional amounts beyond those accrued at December 31, 2015.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Legal and Regulatory Reserves
We are subject to various legal and regulatory proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors our litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. An accrued liability for legal and regulatory proceedings is established when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Legal fees and expenses associated with the defense of all of our litigation are expensed as such fees and expenses are incurred.
Income Taxes
The calculation of our income tax expense requires judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision. Reserves for income tax uncertainties are maintained at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying amount of the deferred tax asset.
Fair Value Measurements
For the valuation techniques used to determine the fair value of financial assets and liabilities on a recurring basis, as well as assets held for sale, which are recorded at fair value on a nonrecurring basis, refer to Note 4 in the consolidated financial statements.
Results of Operations
As of December 31, 2015, the Company had six operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively. In January 2014, the Company sold the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores. In all periods presented, RIMCO has been reclassified from the RIMCO segment to Other.
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

Results of Operations – Years Ended December 31, 2015, 2014 and 2013

				Change
	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
(In Thousands)	2015	2014	2013	$	%	$	%
REVENUES:
Lease Revenues and Fees	$2,684,184	$2,221,574	$1,748,699	$462,610	20.8%	$472,875	27.0%
Retail Sales	32,872	38,360	40,876	(5,488)	(14.3)	(2,516)	(6.2)
Non-Retail Sales	390,137	363,355	371,292	26,782	7.4	(7,937)	(2.1)
Franchise Royalties and Fees	63,507	65,902	68,575	(2,395)	(3.6)	(2,673)	(3.9)
Interest and Fees on Loans Receivable	2,845	—	—	2,845	nmf	—	nmf
Other	6,211	5,842	5,189	369	6.3	653	12.6
	3,179,756	2,695,033	2,234,631	484,723	18.0	460,402	20.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,212,644	932,634	628,089	280,010	30.0	304,545	48.5
Retail Cost of Sales	21,040	24,541	24,318	(3,501)	(14.3)	223.9
Non-Retail Cost of Sales	351,777	330,057	337,581	21,720	6.6	(7,524)	(2.2)
Operating Expenses	1,357,030	1,231,801	1,022,684	125,229	10.2	209,117	20.4
Financial Advisory and Legal Costs	—	13,661	—	(13,661)	nmf	13,661	nmf
Restructuring Expenses	—	9,140	—	(9,140)	nmf	9,140	nmf
Retirement and Vacation Charges	—	9,094	4,917	(9,094)	nmf	4,177	85.0
Progressive-Related Transaction Costs	—	6,638	—	(6,638)	nmf	6,638	nmf
Legal and Regulatory (Income) Expenses	—	(1,200)	28,400	(1,200)	nmf	(29,600)	nmf
Other Operating Expense (Income), Net	1,324	(1,176)	1,584	2,500	212.6	(2,760)	(174.2)
	2,943,815	2,555,190	2,047,573	388,625	15.2	507,617	24.8

OPERATING PROFIT	235,941	139,843	187,058	96,098	68.7	(47,215)	(25.2)
Interest Income	2,185	2,921	2,998	(736)	(25.2)	(77)	(2.6)
Interest Expense	(23,339)	(19,215)	(5,613)	4,124	21.5	13,602	242.3
Other Non-Operating (Expense) Income, Net	(1,667)	(1,845)	517	(178)	(9.6)	2,362	456.9

EARNINGS BEFORE INCOME TAXES	213,120	121,704	184,960	91,416	75.1	(63,256)	(34.2)

INCOME TAXES	77,411	43,471	64,294	33,940	78.1	(20,823)	(32.4)

NET EARNINGS	$135,709	$78,233	$120,666	$57,476	73.5%	$(42,433)	(35.2)%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
(In Thousands)	2015	2014	2013	$	%	$	%
REVENUES:
Sales and Lease Ownership[1]	$2,001,682	$2,037,101	$2,076,269	$(35,419)	(1.7)%	$(39,168)	(1.9)%
Progressive[2]	1,049,681	519,342	—	530,339	102.1	519,342	nmf
HomeSmart[1]	63,477	64,276	62,840	(799)	(1.2)	1,436	2.3
DAMI[3]	2,845	—	—	2,845	nmf	—	nmf
Franchise[4]	63,507	65,902	68,575	(2,395)	(3.6)	(2,673)	(3.9)
Manufacturing	106,020	104,058	106,523	1,962	1.9	(2,465)	(2.3)
Other	1,118	2,969	22,158	(1,851)	(62.3)	(19,189)	(86.6)
Revenues of Reportable Segments	3,288,330	2,793,648	2,336,365	494,682	17.7	457,283	19.6
Elimination of Intersegment Revenues	(103,890)	(102,296)	(103,834)	(1,594)	(1.6)	1,538	1.5
Cash to Accrual Adjustments	(4,684)	3,681	2,100	(8,365)	(227.2)	1,581	75.3
Total Revenues from External Customers	$3,179,756	$2,695,033	$2,234,631	$484,723	18.0%	$460,402	20.6%
nmf—Calculation is not meaningful
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
[4] Segment revenue consists of franchise royalties and fees.
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $35.4 million to $2.002 billion due to a $57.4 million, or 3.5%, decrease in lease revenues and fees and a $5.3 million, or 14.3%, decrease in retail sales, offset by a $26.4 million, or 7.3%, increase in non-retail sales. Lease revenues and fees and retail sales decreased partly due to the net reduction of 39 Sales and Lease Ownership stores since the beginning of 2014. In addition, lease revenues and fees and retail sales were impacted by a 4.2% decrease in same store revenues. In particular, Texas stores, which represent approximately 18% of our store-based revenues, have been down considerably in 2015 due to the effects of contractions in the oil industry on that market. Non-retail sales increased primarily due to increased demand for product by franchisees.
Progressive. Progressive segment revenues increased $530.3 million to $1.0 billion in 2015, partly due to Progressive's results being included for a full year compared to a partial year in 2014 from the April 14, 2014 acquisition date. Revenues also increased in 2015 due to increases in invoice volume at existing active doors as well as a net increase of approximately 941 active doors since the beginning of 2015.
HomeSmart. HomeSmart segment revenues decreased $799,000 to $63.5 million due to a $772,000, or 1.2%, decrease in lease revenues and fees. Lease revenues and fees within the HomeSmart segment decreased due to a decline of 3.7% in same store revenues, which more than offset the net addition of one HomeSmart store since the beginning of 2014.
Franchise. Franchise segment revenues decreased $2.4 million to $63.5 million primarily due to a .9% decrease in same store revenues of existing franchised stores and the impact of the net reduction of 47 franchised stores since the beginning of 2014.
Other. Revenues in the Other category are primarily revenues attributable to leasing space to unrelated third parties in the corporate headquarters building and several minor unrelated activities.

Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $39.2 million to $2.037 billion due to a $33.1 million, or 2.0%, decrease in lease revenues and fees, and a $7.0 million, or 1.9%, decrease in non-retail sales. Lease revenues and fees within the Sales and Lease Ownership segment decreased due to a 3.0% decrease in same store revenues, which more than offset the net addition of 16 Company-operated stores since the beginning of 2013. Non-retail sales decreased primarily due to less demand for product by franchisees.
Progressive. Progressive segment revenues were $519.3 million and have been included in the Company's consolidated results from the April 14, 2014 acquisition date.
HomeSmart. HomeSmart segment revenues increased $1.4 million to $64.3 million due to a $1.3 million, or 2.2%, increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased primarily due to a net addition of five HomeSmart stores since the beginning of 2013.
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
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Year Ended December 31,
(In Thousands)	2015	2014	2013
Personnel costs	$619,557	$594,246	$550,093
Occupancy costs	208,927	206,806	199,300
Lease merchandise write-offs	136,380	99,942	57,989
Bad debt expense	122,184	60,514	—
Advertising	39,334	50,445	42,956
Other operating expenses	230,648	219,848	172,346
Operating Expenses	$1,357,030	$1,231,801	$1,022,684
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Operating expenses increased $125.2 million, or 10.2%, to $1.4 billion in 2015, from $1.2 billion for the comparable period in 2014 due primarily to the consolidation of Progressive’s results from operations from the April 14, 2014 acquisition date.
Personnel costs increased in 2015 compared to 2014 due to hiring to support the growth of Progressive.
Lease merchandise write-offs increased $36.4 million in 2015 compared to 2014 due to the increase in Progressive revenues as a percentage of total revenues. Progressive's lease merchandise write-offs as a percentage of Progressive's lease revenues decreased from 8% in 2014 to 7% in 2015. Lease merchandise write-offs as a percentage of lease revenues for our core business increased from 3% in 2014 to 4% in 2015.
Bad debt expense increased $61.7 million in 2015 compared to 2014 due to the increase in Progressive revenues as a percentage of total revenues. Progressive's bad debt expense in 2015 was affected by the impact of a temporary interruption of certain data attributes used to make our approval decisions. We lost access to the attributes in February 2015 and replaced them in April 2015. Leases generated during the period of interruption, while expected to be profitable, charged off at higher rates than originally anticipated during the second and third quarters. Nonetheless, Progressive's bad debt expense as a percentage of Progressive's revenues remained constant at 12% in both years.
In 2015, other operating expenses includes $3.7 million of one-time transaction costs incurred in connection with the acquisition of DAMI.

As a percentage of total revenues, operating expenses decreased to 42.7% in 2015 from 45.7% in 2014, generally as a result of the Company's price increases, inventory reduction, and cost initiatives. Operating margin improvements also relate to the continued growth of Progressive, which has lower operating expenses as a percentage of total revenues than the Company’s traditional lease-to-own business because it does not have store operations.
Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Operating expenses increased $209.1 million, or 20.4%, to $1.2 billion in 2014 from $1.0 billion for the comparable period in 2013 due primarily to the consolidation of Progressive's results from operations from the April 14, 2014 acquisition date. Progressive's personnel costs, lease merchandise write-offs, and bad debt expense were $30.2 million, $40.9 million, and $60.5 million, respectively, in 2014 from that date.
As a percentage of total revenues, operating expenses decreased to 45.7% in 2014 from 45.8% in 2013, generally as a result of the Company's price increases, inventory reduction, and cost initiatives.
Other Costs and Expenses
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Depreciation of lease merchandise. Depreciation of lease merchandise increased $280.0 million, or 30.0%, to $1.2 billion during 2015 from $932.6 million during 2014. The Aaron's core business has continued to reduce inventory, while levels of merchandise on lease have remained consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2015 and 2014. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.2% from 42.0% in the prior year, primarily because of Progressive's continued growth relative to our core business. Progressive's depreciation as a percentage of lease revenues is higher than the core business because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts.
Retail cost of sales. Retail cost of sales decreased $3.5 million, or 14.3%, to $21.0 million in 2015 from $24.5 million for the comparable period in 2014, and as a percentage of retail sales, remained consistent at 64.0% in both periods.
Non-retail cost of sales. Non-retail cost of sales increased $21.7 million, or 6.6%, to $351.8 million in 2015, from $330.1 million for the comparable period in 2014, and as a percentage of non-retail sales, decreased to 90.2% from 90.8%.
Financial advisory and legal costs. Financial advisory and legal costs of $13.7 million were incurred during 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and shareholder proposals.
Restructuring expenses. In connection with the Company’s July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $9.1 million were incurred in 2014 and principally consist of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement charges. Retirement charges of $9.1 million were incurred during 2014 due to the retirements of both the Company’s Chief Executive Officer and Chief Operating Officer in 2014.
Progressive-related transaction costs. Financial advisory and legal costs of $6.6 million were incurred in 2014 in connection with the April 14, 2014 acquisition of Progressive.
Regulatory income. Regulatory income of $1.2 million in 2014 was recorded as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.
Year Ended December 31, 2014 Versus Year Ended December 31, 2013
Depreciation of lease merchandise. Depreciation of lease merchandise increased $304.5 million, or 48.5%, to $932.6 million during 2014 from $628.1 million during the comparable period in 2013 due primarily to the consolidation of Progressive's results from operations from the April 14, 2014 acquisition date. Levels of merchandise on lease for the Aaron's core business remained generally consistent year over year, resulting in idle merchandise representing approximately 6% of total depreciation expense in 2014 as compared to approximately 7% in 2013. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 42.0% from 35.9% in the prior year, primarily due to the inclusion of Progressive's results of operations from the April 14, 2014 acquisition date. Progressive's inclusion increased depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, as well as a higher rate of early buyouts, than our traditional lease-to-own business.

Retail cost of sales. Retail cost of sales increased $223,000, or .9%, to $24.5 million in 2014, from $24.3 million for the comparable period in 2013, and as a percentage of retail sales, increased to 64.0% from 59.5% due to increased discounting of pre-leased merchandise.
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
Restructuring expenses. In connection with the Company’s July 15, 2014 announced closure of 44 Company-operated stores and restructuring of its home office and field support, charges of $9.1 million were incurred in 2014 and principally consist of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement and vacation charges. Retirement charges during 2014 were $9.1 million due primarily to the retirement of both the Company’s Chief Executive Officer and Chief Operating Officer in 2014. Retirement and vacation charges during 2013 were $4.9 million associated with the retirement of the Company’s Chief Operating Officer and a change in the Company's vacation policies.
Progressive-related transaction costs. Financial advisory and legal costs of $6.6 million were incurred in 2014 in connection with the April 14, 2014 acquisition of Progressive.
Legal and regulatory (income) expense. Regulatory income of $1.2 million in 2014 was recorded as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General. During 2013, regulatory expenses of $28.4 million were incurred related to the then-pending regulatory investigation by the California Attorney General.
Other Operating Expense (Income), Net
Information about the components of other operating expense (income), net is as follows:

	Year Ended December 31,
(In Thousands)	2015	2014	2013
Net gains on sales of stores	$(2,139)	$(1,694)	$(833)
Net gains on sales of delivery vehicles	(1,706)	(1,099)	(1,895)
Impairment charges and losses on asset dispositions and assets held for sale	5,169	1,617	4,312
Other Operating Expense (Income), Net	$1,324	$(1,176)	$1,584
In 2015, other operating expense, net of $1.3 million included a $3.5 million loss related to a lease termination on a Company aircraft, impairment charges of $757,000 on leasehold improvements related to Company-operated stores that were closed during the period and impairment of $502,000 on assets held for sale. In addition, the Company recognized gains of $2.1 million from the sale of 25 Aaron's Sales & Lease Ownership stores during 2015.
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
Operating Profit
Interest income. Interest income decreased to $2.2 million in 2015 from $2.9 million in 2014 and $3.0 million in 2013 due to lower average investment and cash equivalent balances.

Interest expense. Interest expense increased to $23.3 million in 2015 from $19.2 million in 2014 and $5.6 million in 2013 due primarily to approximately $491.3 million of additional debt financing incurred in connection with the April 14, 2014 Progressive acquisition. Interest expense also increased in 2015 due to increased revolving credit borrowings during the year to finance the acquisition of DAMI and the assumption of $44.8 million of debt in that acquisition.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency exchange gains and losses, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating (expense) income, net were foreign exchange transaction losses of $2.5 million, $2.3 million and $1.0 million during 2015, 2014 and 2013, respectively. These losses result from the strengthening of the U.S. dollar against the British pound and Canadian dollar during the period. Gains related to the changes in the cash surrender value of Company-owned life insurance were $831,000, $432,000 and $1.5 million during 2015, 2014 and 2013, respectively.
Earnings (Loss) Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

				Change
	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
(In Thousands)	2015	2014	2013	$	%	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$166,838	$140,854	$183,965	$25,984	18.4%	$(43,111)	(23.4)%
Progressive	54,525	4,603	—	49,922	nmf	4,603	nmf
HomeSmart	771	(2,643)	(3,428)	3,414	129.2	785	22.9
DAMI	(1,964)	—	—	(1,964)	nmf	—	nmf
Franchise	48,576	50,504	54,171	(1,928)	(3.8)	(3,667)	(6.8)
Manufacturing	2,520	860	107	1,660	193.0	753	703.7
Other	(51,651)	(75,905)	(56,114)	24,254	32.0	(19,791)	(35.3)
Earnings Before Income Taxes for Reportable Segments	219,615	118,273	178,701	101,342	85.7	(60,428)	(33.8)
Elimination of Intersegment Profit	(2,488)	(813)	(94)	(1,675)	(206.0)	(719)	(764.9)
Cash to Accrual and Other Adjustments	(4,007)	4,244	6,353	(8,251)	(194.4)	(2,109)	(33.2)
Total	$213,120	$121,704	$184,960	$91,416	75.1%	$(63,256)	(34.2)%
nmf—Calculation is not meaningful
During 2015, earnings before income taxes increased $91.4 million, or 75.1%, to $213.1 million from $121.7 million in 2014. In 2015, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included a $3.5 million loss related to a lease termination on a Company aircraft.

•	Progressive earnings before tax included $3.7 million of transaction costs related to the October 15, 2015 DAMI acquisition.
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

•
Other category loss before income taxes included $13.7 million in financial and advisory costs related to addressing now resolved strategic matters, including proxy contests, $4.3 million of restructuring charges in connection with the store closures noted above, $9.1 million of charges associated with the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.

During 2013, the results of the Company's operating segments were impacted by the following items:

•
Other category loss before income taxes included $28.4 million related to an accrual for loss contingencies for the then-pending regulatory investigation by the California Attorney General and $4.9 million related to retirement expense and a change in vacation policies.

Income Tax Expense
Income tax expense increased $33.9 million to $77.4 million in 2015, compared with $43.5 million in 2014, representing a 78.1% increase due primarily to a 75.1% increase in earnings before income taxes in 2015. The effective tax rate increased to 36.3% in 2015 from 35.7% in 2014 primarily as a result of reduced federal credits.
Income tax expense decreased $20.8 million to $43.5 million in 2014, compared with $64.3 million in 2013, representing a 32.4% decrease due primarily to a 34.2% decrease in earnings before income taxes in 2014. The effective tax rate increased to 35.7% in 2014 from 34.8% in 2013 as a result of decreased tax benefits related to the Company's furniture manufacturing operations and reduced federal credits.
Net Earnings
Net earnings increased $57.5 million to $135.7 million in 2015 from $78.2 million in 2014, representing a 73.5% increase. As a percentage of total revenues, net earnings were 4.3% and 2.9% in 2015 and 2014, respectively.
Net earnings decreased $42.4 million to $78.2 million in 2014 from $120.7 million in 2013, representing a 35.2% decrease. As a percentage of total revenues, net earnings were 2.9% and 5.4% in 2014 and 2013, respectively.
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2014 to December 31, 2015, are as follows:

•
Cash and cash equivalents increased $11.4 million to $14.9 million at December 31, 2015 from $3.5 million at December 31, 2014. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Lease merchandise, net increased $51.9 million to $1.139 billion at December 31, 2015 primarily due to the growth in invoice volume at Progressive.

•
Loans receivable, net of $85.8 million as of December 31, 2015, resulted from the October 15, 2015 DAMI acquisition. This amount represents the principal, interest and fees outstanding from DAMI credit cardholders, net of an allowance for loan losses and unamortized fees. Refer to Notes 1 and 6 to the consolidated financial statements for further information.

•
Income tax receivable increased $55.1 million due to the enactment of the Protecting Americans From Tax Hikes Act of 2015 signed into law on December 18, 2015, which retroactively extended 50% bonus depreciation and reauthorized work opportunity tax credits for 2015. Throughout 2015, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed.

•
Deferred income taxes payable increased $38.9 million due primarily to accelerated bonus depreciation deductions on lease merchandise on hand at December 31, 2015. Purchases of lease merchandise increased by $310.0 million in 2015 compared to 2014 primarily due to the inclusion of Progressive for a full year in 2015, as well as its continued growth.

Liquidity and Capital Resources
General
The Company's operating activities provided $166.8 million of cash in 2015, used $49.0 million of cash in 2014 and provided $308.4 million of cash in 2013. The $215.8 million increase in cash flows from operating activities in 2015 as compared to 2014 was due primarily to revenue growth, operating margin improvements and income tax refunds. Among other changes, there was a $57.5 million increase in net earnings, a $24.0 million increase related to inventory reduction initiatives, and a $63.5 million increase related to income taxes receivable. The revenue growth and operating margin improvements were related primarily to Progressive, which continues to grow and expand invoice volume and active doors, and has lower operating expenses as a percentage of total revenues than the Company's traditional lease-to-own business because it does not have store operations. The operating margin improvements also related to price increases, inventory reduction, and cost initiatives at the Aaron’s Sales & Lease Ownership division. The change in the income tax receivable occurred primarily because of the enactment of the Tax Increase Prevention Act of 2014 and the Protecting Americans From Tax Hikes Act of 2015, which have resulted in income tax refunds, as discussed further in the "Commitments" section below. Both acts were signed in December of the respective years and retroactively extended accelerated depreciation. The Company made payments throughout the year based on enacted laws resulting in overpayments at the end of the year.
Purchases of sales and lease ownership stores initially have a positive impact on operating cash flows because the lease merchandise, other assets and intangibles acquired are recognized as investing cash outflows in the period of acquisition. However, the initial positive impact may not be indicative of the extent to which these stores will contribute positively to operating cash flows in future periods. The amount of lease merchandise purchased in store acquisitions and shown under investing activities was $8.5 million and $4.0 million in 2015 and 2013, respectively. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $144.0 million in 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition.
Sales of Company-operated stores are an additional source of investing cash flows, and resulted in net cash proceeds of $14.0 million, $16.5 million and $2.2 million in 2015, 2014 and 2013, respectively. Proceeds from the sales of Company-operated stores in 2014 included cash consideration of $10.0 million in connection with the sale of the 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores in January 2014. The amount of lease merchandise sold in these sales and shown under investing activities was $8.8 million in 2015, $3.1 million in 2014 and $882,000 in 2013.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments, and funding of loan receivables for DAMI. Our capital requirements historically have been financed primarily through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.

Debt Financing
In connection with the Company's acquisition of Progressive on April 14, 2014, the Company amended and restated its revolving credit agreement, amended certain other financing agreements and entered into two new note purchase agreements. On December 9, 2014, the Company amended the amended and restated revolving credit agreement, the senior unsecured notes and the franchise loan agreement. On September 21, 2015, the Company entered into certain amendments related to the DAMI acquisition. The April 2014, December 2014, and September 2015 amendments are discussed in further detail in Note 7 to the Company's consolidated financial statements. In connection with acquiring DAMI on October 15, 2015, the Company also assumed a secured revolving credit facility (the "DAMI credit facility"), which is discussed in further detail in Note 7 to the Company's consolidated financial statements.
As of December 31, 2015, $109.4 million and $75.0 million of term loans and revolving credit balances, respectively, were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of December 31, 2015 was $150.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of December 31, 2015, $41.8 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of December 31, 2015 was $7.3 million, in addition to letter of credit not to exceed $2.0 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million.
As of December 31, 2015, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of December 31, 2015, the Company had outstanding $75.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchise loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75:1.00 through December 31, 2015 and 2.00:1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25:1.00 through December 31, 2015 and 3.00:1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. On September 21, 2015, the Company amended the existing revolving credit and term loan agreement and the senior unsecured note agreements to exclude DAMI financial information from the calculation of financial debt covenants, among other things. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We are in compliance with these covenants at December 31, 2015 and we believe that we will continue to be in compliance in the future.
The DAMI credit facility includes financial covenants that, among other things, require DAMI to maintain (i) an EBITDA ratio of not less than 1.7 to 1.0 and (ii) a senior debt to capital base ratio of not more than 2.0 to 1.0. We are in compliance with these covenants at December 31, 2015. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. In December 2013, the Company paid $125.0 million under an accelerated share repurchase program with a third party financial institution and received an initial delivery of 3,502,627 shares. In February 2014, the accelerated share repurchase program was completed and the Company received an additional 1,000,952 shares of common stock. As of December 31, 2015, the Company has 10,496,421 shares authorized for repurchase.

Dividends
We have a consistent history of paying dividends, having paid dividends for 28 consecutive years. Our annual common stock dividend was $.094 per share, $.086 per share and $.072 per share in 2015, 2014 and 2013, respectively, and resulted in aggregate dividend payments of $6.8 million, $7.8 million and $3.9 million in 2015, 2014 and 2013, respectively. At its November 2015 meeting, our Board of Directors increased the quarterly dividend by 8.7%, raising it to $.025 per share. The Company also increased its quarterly dividend rate by 9.5%, to $.023 per share, in November 2014 and by 23.5%, to $.021 per share, in November 2013. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the year ended December 31, 2015, we made $91.7 million in income tax payments, net of a $100 million refund. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $51.0 million.
The American Taxpayer Relief Act of 2012 allowed for the deduction of 50% of the adjusted basis of qualified property for assets placed in service from January 1, 2012 through the end of 2013. The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. The Protecting Americans From Tax Hikes Act of 2015 (the 2015 Act) signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. As a result, the Company applied for and received a $100 million quick refund from the Internal Revenue Service (the "IRS") for the 2014 tax year during January 2015, and a $120.0 million quick refund for the 2015 tax year during February 2016. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In future years, we may have to make increased tax payments on our earnings as a result of expected profitability and the elimination of the accelerated depreciation deductions that were taken in 2015 and prior periods. While the 2015 Act extended bonus depreciation through 2019, not considering the effects of bonus depreciation on future qualifying expenditures, we estimate that at December 31, 2015, the remaining tax deferral associated with the acts described above is approximately $178.0 million, of which approximately 80% is expected to reverse in 2016 and most of the remainder during 2017 and 2018.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating leases which generally expire during the next four years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2015 are shown in the below table under "Contractual Obligations and Commitments."
As of December 31, 2015, the Company had 19 remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $788,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold 10 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $1.2 million. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 10.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.

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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks. On December 4, 2015, we amended our third amended and restated loan facility to, among other things, extend the maturity date to December 8, 2016.
At December 31, 2015, the portion that we might be obligated to repay in the event franchisees defaulted was $81.0 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2015:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$601,156	$154,281	$195,000	$191,875	$60,000
Capital Leases	9,294	2,897	3,990	2,070	337
Interest Obligations	64,614	20,210	29,611	13,486	1,307
Operating Leases	540,041	112,134	174,720	117,978	135,209
Purchase Obligations	22,556	6,672	11,379	3,937	568
Retirement Obligations	4,272	3,022	1,202	25	23
Regulatory	4,737	4,737	—	—	—
Total Contractual Cash Obligations	$1,246,670	$303,953	$415,902	$329,371	$197,444
Purchase obligations are primarily related to certain advertising programs, marketing programs, software licenses, hardware and software maintenance and support and telecommunications services. The table above includes only those purchase obligations for which the timing and amount of payments is certain. We also have purchase obligations for certain advertising and marketing programs with required minimum purchase volumes that are not included in the total contractual obligations table and that we estimate will result in additional annual spending in each of the next two years of approximately $12.0 million, based on recent history. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at December 31, 2015 to calculate these payments. Our variable rate debt at December 31, 2015 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at December 31, 2015 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rates at December 31, 2015 ranged between 2.08% and 2.31% for borrowings under the unsecured revolving credit agreements. The variable rate for the DAMI credit facility was 4.24% at December 31, 2015. Future interest payments may be different depending on future borrowing activity and interest rates.
The following table shows the Company’s approximate commercial commitments as of December 31, 2015:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$81,024	$81,024	$—	$—	$—
Retirement obligations primarily represent future payments associated with the retirement of executive officers during the years ended December 31, 2014 and December 31, 2012.
Deferred income tax liabilities as of December 31, 2015 were approximately $307.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Off-Balance Sheet Risk
The Company, through its DAMI business, is a party to financial instruments (loans receivable) with off-balance-sheet risk in the normal course of business to meet the financing needs of its cardholders. These financial instruments primarily include commitments to extend unsecured credit. As of December 31, 2015, there were approximately 82,000 active credit cards outstanding, of which 81,800 had remaining credit available of $378.7 million. The rates and terms of such commitments to lend are competitive with others in the market in which the Company operates. As such, the commitment amount above, if borrowed, is a reasonable estimate of fair value. While these amounts represented the total available unused credit card lines, the Company does not anticipate that all cardholders will access their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates cardholder creditworthiness individually.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of DAMI in October 2015, the Company made minor amendments to its revolving credit facility agreements and certain financing agreements, and assumed a new secured revolving credit agreement. Refer to Note 7 to the consolidated financial statements for more information.
As of December 31, 2015, we had $375 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our unsecured revolving credit agreements as of December 31, 2015 consisted of $109.4 million in term loans and $75.0 million of revolving credit balances. The secured revolving credit agreement had $41.8 million outstanding as of December 31, 2015. Borrowings under these revolving credit agreements are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2015, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $2.3 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 29, 2016

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dent-A-Med, Inc., d/b/a the HELPcard®, (collectively, "DAMI") which is included in the 2015 consolidated financial statements of Aaron’s, Inc. and constituted approximately 3.7% of the Company's consolidated total assets as of December 31, 2015 and .1% of the Company’s consolidated total revenues for the year then ended. Our audit of the internal control over financial reporting of Aaron’s, Inc. also did not include an evaluation of the internal control over financial reporting of DAMI.
In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Aaron’s, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 29, 2016

Management Report on Internal Control over Financial Reporting
Management of Aaron’s, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
On October 15, 2015, the Company acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard®, (collectively, "DAMI") for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. As permitted by Securities and Exchange Commission guidance, the scope of management’s evaluation does not include DAMI's internal control over financial reporting. DAMI represented 3.7% of the Company's consolidated total assets as of December 31, 2015 and .1% of the Company’s consolidated total revenues for the year ended December 31, 2015.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 29, 2016, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$14,942	$3,549
Investments	22,226	21,311
Accounts Receivable (net of allowances of $34,861 in 2015 and $27,401 in 2014)	113,439	107,383
Lease Merchandise (net of accumulated depreciation and allowances of $738,657 in 2015 and $710,266 in 2014)	1,138,938	1,087,032
Loans Receivable (net of allowances of $2,971 in 2015)	85,795	—
Property, Plant and Equipment, Net	225,836	219,417
Goodwill	539,475	530,670
Other Intangibles, Net	275,912	297,471
Income Tax Receivable	179,174	124,095
Prepaid Expenses and Other Assets	56,162	59,560
Assets Held for Sale	6,976	6,356
Total Assets	$2,658,875	$2,456,844
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$300,356	$270,421
Accrued Regulatory Expense	4,737	27,200
Deferred Income Taxes Payable	307,481	268,551
Customer Deposits and Advance Payments	69,233	61,069
Debt	610,450	606,082
Total Liabilities	1,292,257	1,233,323
Commitments and Contingencies (Note 9)	—	—
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2015 and December 31, 2014; Shares Issued: 90,752,123 at December 31, 2015 and December 31, 2014	45,376	45,376
Additional Paid-in Capital	240,112	227,290
Retained Earnings	1,403,120	1,274,233
Accumulated Other Comprehensive Loss	(517)	(90)
	1,688,091	1,546,809
Less: Treasury Shares at Cost
Common Stock: 18,151,560 Shares at December 31, 2015 and 18,263,589 at December 31, 2014	(321,473)	(323,288)
Total Shareholders’ Equity	1,366,618	1,223,521
Total Liabilities & Shareholders’ Equity	$2,658,875	$2,456,844
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,684,184	$2,221,574	$1,748,699
Retail Sales	32,872	38,360	40,876
Non-Retail Sales	390,137	363,355	371,292
Franchise Royalties and Fees	63,507	65,902	68,575
Interest and Fees on Loans Receivable	2,845	—	—
Other	6,211	5,842	5,189
	3,179,756	2,695,033	2,234,631
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,212,644	932,634	628,089
Retail Cost of Sales	21,040	24,541	24,318
Non-Retail Cost of Sales	351,777	330,057	337,581
Operating Expenses	1,357,030	1,231,801	1,022,684
Financial Advisory and Legal Costs	—	13,661	—
Restructuring Expenses	—	9,140	—
Retirement and Vacation Charges	—	9,094	4,917
Progressive-Related Transaction Costs	—	6,638	—
Legal and Regulatory (Income) Expense	—	(1,200)	28,400
Other Operating Expense (Income), Net	1,324	(1,176)	1,584
	2,943,815	2,555,190	2,047,573
OPERATING PROFIT	235,941	139,843	187,058
Interest Income	2,185	2,921	2,998
Interest Expense	(23,339)	(19,215)	(5,613)
Other Non-Operating (Expense) Income, Net	(1,667)	(1,845)	517
EARNINGS BEFORE INCOME TAXES	213,120	121,704	184,960
INCOME TAXES	77,411	43,471	64,294
NET EARNINGS	$135,709	$78,233	$120,666
EARNINGS PER SHARE	$1.87	$1.08	$1.59
EARNINGS PER SHARE ASSUMING DILUTION	$1.86	$1.08	$1.58
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year End December 31,
(In Thousands)	2015	2014	2013
Net Earnings	$135,709	$78,233	$120,666
Other Comprehensive (Loss) Income:
Foreign Currency Translation:
Foreign Currency Translation Adjustment	(427)	(26)	5
Total Other Comprehensive (Loss) Income	(427)	(26)	5
Comprehensive Income	$135,282	$78,207	$120,671
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2013	(15,032)	$(216,575)	$45,376	$220,362	$1,087,032	$(69)
Dividends, $.072 per share					(5,479)
Stock-Based Compensation				2,250
Reissued Shares	739	10,825		570
Repurchased Shares	(3,502)	(100,000)		(25,000)
Net Earnings					120,666
Foreign Currency Translation Adjustment						5
Balance, December 31, 2013	(17,795)	(305,750)	45,376	198,182	1,202,219	(64)
Dividends, $.086 per share					(6,219)
Stock-Based Compensation	17	300		10,398
Reissued Shares	515	7,162		(6,290)
Repurchased Shares	(1,001)	(25,000)		25,000
Net Earnings					78,233
Foreign Currency Translation Adjustment						(26)
Balance, December 31, 2014	(18,264)	(323,288)	45,376	227,290	1,274,233	(90)
Dividends, $.094 per share					(6,822)
Stock-Based Compensation	5	89		13,605
Reissued Shares	107	1,726		(783)
Net Earnings					135,709
Foreign Currency Translation Adjustment						(427)
Balance, December 31, 2015	(18,152)	$(321,473)	$45,376	$240,112	$1,403,120	$(517)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$135,709	$78,233	$120,666
Adjustments to Reconcile Net Earnings to Net Cash Provided by (Used in) Operating Activities:
Depreciation of Lease Merchandise	1,212,644	932,634	628,089
Other Depreciation and Amortization	80,203	85,600	57,016
Accounts Receivable Provision	163,111	99,283	35,894
Provision for Credit Losses on Loans Receivable	937	—	—
Fee Amortization on Loans Receivable	(269)	—	—
Stock-Based Compensation	14,163	10,863	2,342
Deferred Income Taxes	38,970	(7,157)	(36,763)
Other Changes, Net	(842)	2,214	3,996
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,775,479)	(1,465,501)	(964,072)
Book Value of Lease Merchandise Sold or Disposed	510,657	456,713	425,673
Accounts Receivable	(173,159)	(110,269)	(30,419)
Prepaid Expenses and Other Assets	3,964	(5,332)	(1,349)
Income Tax Receivable	(54,351)	(117,894)	22,688
Accounts Payable and Accrued Expenses	25,458	(12,788)	16,893
Accrued Litigation Expense	(22,463)	(1,200)	28,400
Customer Deposits and Advance Payments	7,508	5,639	(617)
Cash Provided by (Used in) Operating Activities	166,761	(48,962)	308,437
INVESTING ACTIVITIES:
Purchase of Investments	—	—	(74,845)
Loans Receivable Originated	(11,700)	—	—
Repayments of Loans Receivable	15,211	—	—
Proceeds from Maturities and Calls of Investments	—	89,993	47,930
Additions to Property, Plant and Equipment	(60,557)	(47,565)	(58,145)
Acquisitions of Businesses and Contracts	(73,295)	(700,509)	(10,898)
Proceeds from Dispositions of Businesses and Contracts	13,976	16,525	2,163
Proceeds from Sale of Property, Plant, and Equipment	7,515	6,032	6,841
Cash Used in Investing Activities	(108,850)	(635,524)	(86,954)
FINANCING ACTIVITIES:
Proceeds from Debt	290,090	904,956	2,598
Repayments of Debt	(330,747)	(441,603)	(4,954)
Acquisition of Treasury Stock	—	—	(125,000)
Dividends Paid	(6,822)	(7,823)	(3,875)
Excess Tax Benefits From Stock-Based Compensation	348	1,392	1,381
Issuance of Stock Under Stock Option Plans	1,038	4,388	9,924
Other	(425)	(4,366)	—
Cash (Used in) Provided by Financing Activities	(46,518)	456,944	(119,926)
Increase (Decrease) in Cash and Cash Equivalents	11,393	(227,542)	101,557
Cash and Cash Equivalents at Beginning of Year	3,549	231,091	129,534
Cash and Cash Equivalents at End of Year	$14,942	$3,549	$231,091
Cash Paid During the Year:
Interest	$23,405	$16,344	$5,614
Income Taxes	91,720	187,709	54,027
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company" or "Aaron’s") is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories throughout the United States and Canada.
The Company's major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept), DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
The Progressive segment, in which the Company acquired a 100% ownership interest on April 14, 2014, is a leading virtual lease-to-own company. Progressive provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
On October 15, 2015, the Company acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard®, (collectively, "DAMI") for $50.7 million, net of cash acquired. The Company also assumed $44.8 million of debt in the form of a secured revolving credit facility in connection with the acquisition. DAMI partners with merchants to provide a variety of revolving credit products originated through a federally insured bank to customers that may not qualify for traditional prime lending. These are commonly referred to as "second-look" credit products. Together with Progressive, DAMI will allow the Company to provide retail and merchant partners one source for financing and leasing transactions with below-prime customers.
The following table presents store count by ownership type for the Company’s store-based operations:

Stores at December 31 (Unaudited)	2015	2014	2013
Company-operated stores
Sales and Lease Ownership	1,223	1,243	1,262
HomeSmart	82	83	81
RIMCO	—	—	27
Total Company-operated stores	1,305	1,326	1,370
Franchised stores[1]	734	782	781
Systemwide stores	2,039	2,108	2,151
1 As of December 31, 2015, 2014 and 2013, 813, 920 and 940 franchises had been awarded, respectively.
The following table presents active doors for the Progressive segment:

Active Doors at December 31 (Unaudited)	2015	2014
Progressive Active Doors[1]	13,248	12,307
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.

Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
The Company presents sales net of related taxes for its traditional lease-to-own store-based ("core") business. Prior to 2015, Progressive presented lease revenues on a gross basis with sales taxes included. Effective January 1, 2015, Progressive conformed its presentation of sales tax to that of the core business. For the year ended December 31, 2014, a reclassification adjustment of $30.2 million has been made to present sales net of related taxes on a consolidated basis. This adjustment reduces lease revenues and fees and operating expenses.
Principles of Consolidation and Variable Interest Entities
The consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
The Company holds notes issued by Perfect Home Holdings Limited ("Perfect Home"), a privately-held lease-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operates 70 retail stores as of December 31, 2015.
Perfect Home is a variable interest entity ("VIE") because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home since the Company lacks the power through voting or similar rights to direct the activities that most significantly affect Perfect Home's economic performance. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment which is $22.2 million at December 31, 2015.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of furniture, consumer electronics, computers, appliances and household accessories, to its customers for lease under certain terms agreed to by the customer. Two primary store-based lease models are offered to customers: one through the Company’s Sales & Lease Ownership division (established as a monthly model) and the other through its HomeSmart division (established as a weekly model). The typical monthly store-based lease model is 12, 18 or 24 months, while the typical weekly store-based lease model is 65 to 104 weeks. The Company’s Progressive division offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional retailers. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire title either through a purchase option or through payment of all required lease payments.
All of the Company’s customer agreements are considered operating leases. Lease revenues are recognized as revenue in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to the Company’s customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings.
Retail and Non-Retail Sales
Revenues from the sale of merchandise to franchisees are recognized when title and risk of ownership transfer to the franchisee upon its receipt of the merchandise, which is tracked electronically by the Company’s fulfillment system. Additionally, revenues from the sale of merchandise to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer.
Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the consolidated statements of earnings.
Franchise Royalties and Fees
The Company franchises its Aaron’s Sales & Lease Ownership and HomeSmart stores in markets where the Company has no immediate plans to enter. Franchisees pay an ongoing royalty of either 5% or 6% of gross revenues, which are recorded when due.

In addition, franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores. These fees are recognized as income when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 9 for additional discussion of the Company’s franchise-related guarantee obligation.
Franchise fee revenue was $600,000, $1.0 million and $1.7 million; royalty revenue was $57.7 million, $58.8 million and $59.1 million; and finance fee revenue was $2.9 million, $3.7 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $1.6 million and $2.8 million at December 31, 2015 and 2014, respectively.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost, which includes overhead from production facilities, shipping costs and warehousing costs. The sales and lease ownership stores depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months (monthly agreements) or 65 to 104 weeks (weekly agreements), and generally 36 months when not on lease. The Company’s Progressive division, at which substantially all merchandise is on lease, depreciates merchandise over the lease agreement period, which is typically over 12 months.

The Company’s policies require weekly lease merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Full physical inventories are generally taken at the fulfillment and manufacturing facilities one to two times per year, and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, it is adjusted to its net realizable value or written off.

All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write off experience. As of December 31, 2015 and 2014, the allowance for lease merchandise write offs was $33.4 million and $27.6 million, respectively.

Lease merchandise adjustments totaled $136.4 million, $99.9 million and $58.0 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in operating expenses in the accompanying consolidated statements of earnings.
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $77.9 million, $81.1 million and $78.6 million in 2015, 2014 and 2013, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs amounted to $39.3 million, $50.5 million and $43.0 million in 2015, 2014 and 2013, respectively. These advertising costs are shown net of cooperative advertising considerations received from vendors, substantially all of which represent reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration netted against advertising expense was $36.3 million, $28.3 million and $25.0 million in 2015, 2014 and 2013, respectively. The prepaid advertising asset was $900,000 and $1.3 million at December 31, 2015 and 2014, respectively.

Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 12. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date.
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Earnings per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs and PSUs as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the years ended December 31 (shares in thousands):

(Shares In Thousands)	2015	2014	2013
Weighted average shares outstanding	72,568	72,384	75,747
Dilutive effect of share-based awards	475	339	643
Weighted average shares outstanding assuming dilution	73,043	72,723	76,390
Approximately 460,000 and 164,000 share-based awards were excluded from the computations of earnings per share assuming dilution in 2015 and 2014, respectively, as the awards would have been anti-dilutive for the years presented. No stock options, RSUs, RSAs or PSUs were anti-dilutive during 2013.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks in which the balances are held, any exposure to loss is believed to be minimal.
Investments
At December 31, 2015 and 2014, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home. The Perfect Home notes, which totaled £15.1 million ($22.2 million) and £13.7 million ($21.3 million) at December 31, 2015 and December 31, 2014, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the consolidated balance sheets and mature on June 30, 2016. The increase in the carrying amount of the notes during 2015 and 2014 relates to accretion of the original discount on the notes, which had a face value of £10.0 million.
Historically, the Company maintained investments in various corporate debt securities, or bonds, that were classified as held-to-maturity securities. During the year ended December 31, 2014, the Company sold all of its investments in corporate bonds due to the Progressive acquisition. The amortized cost of the investments sold was $68.7 million, and a net realized gain of approximately $95,000 was recorded.
The Company evaluates held-to-maturity securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not intend to sell its remaining securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of December 31, 2015.

Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business and franchisee obligations. Corporate receivables include receivables for vendor consideration, the secondary escrow described in Note 2 and in-transit credit card amounts related to customer transactions at Company-operated stores.
Accounts receivable, net of allowances, consists of the following as of December 31:

(In Thousands)	2015	2014
Customers	$35,153	$30,438
Corporate	26,175	32,572
Franchisee	52,111	44,373
	$113,439	$107,383
The Company maintains an accounts receivable allowance, which primarily relates to its store-based operations and its Progressive division. For the Company's store-based operations, contractually required lease payments are accrued when due; however, they are not always collected and customers can terminate the lease agreements at any time. For customers that do not pay timely, the Company's store-based operations generally focus on obtaining a return of the lease merchandise. Therefore the Company’s policy for its store-based operations is to accrue a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of revenue. Store-based operations write off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly.
The Company’s policy for its Progressive division is to accrue for uncollected amounts due based on historical collection experience. The provision is recognized as bad debt expense classified in operating expenses. The Progressive division writes off lease receivables that are 120 days or more contractually past due.
The following is a summary of the Company’s accounts receivable allowance as of December 31:

(In Thousands)	2015	2014	2013
Beginning Balance	$27,401	$7,172	$6,001
Accounts written off	(155,651)	(79,054)	(34,723)
Accounts receivable provision	163,111	99,283	35,894
Ending Balance	$34,861	$27,401	$7,172

The following table shows the amounts recognized for bad debt expense and provision for returns and non-renewals for the years ended December 31:

(In Thousands)	2015	2014	2013
Bad debt expense	122,184	60,514	—
Provision for returns and uncollected renewal payments	40,927	38,769	35,894
Accounts receivable provision	$163,111	$99,283	$35,894
Loans Receivable, Net
Loans receivable, net represents the principal balances of credit card charges at DAMI's participating merchants that remain outstanding to cardholders, plus unpaid interest, capitalized origination costs and fees due from cardholders, net of an allowance for uncollectible amounts and unamortized fees (which include merchant fees, promotional fees and deferred annual card fees).

DAMI extends or declines credit to an applicant through its bank partner based upon the customer's credit rating. Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other subsequent merchants for an initial 24 month privilege period, which DAMI will renew if the cardholder remains in good standing. DAMI’s bank partner originates the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value. The discount represents a pre-negotiated, nonrefundable fee between DAMI and the merchant that generally ranges from 3.5% to 25% (the merchant fee), depending on the product type and any promotional interest periods offered (e.g., six, 12 or 18 months of deferred or reduced interest). The fee is designed primarily to cover DAMI’s incremental direct origination costs and the risk of loss related to the portfolio of cardholder charges received from the merchant. Within a 72 hour period, DAMI acquires the receivable from the bank at the discounted amount. DAMI offsets the origination costs against the merchant fee, and the net amount is deferred. It is generally amortized into revenue over the 24 month initial privilege period.
The customer is required to make periodic minimum payments that are generally 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 17.90% to 29.99%, compound daily. Annual fees may also be charged to the customer at the commencement of the loan and on each subsequent anniversary date. Under the provisions of the credit card agreements, the Company may assess fees for missed or late payments. Interest and fees are due in the billing period in which they are assessed.
The Company acquired outstanding credit card loans in the October 15, 2015 DAMI acquisition (the "Acquired Loans"). Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. The projected net cash flows from expected payments of principal, interest, fees and servicing costs and anticipated charge-offs are included in the determination of fair value; therefore, an allowance for loan losses and an amount for unamortized fees are not recognized for the Acquired Loans. The difference, or discount, between the expected cash flows to be received and the fair value of the Acquired Loans is accreted to revenue based on the effective interest method. The estimated weighted average life of the Acquired Loans was approximately one year at the acquisition date. At each period end, the Company evaluates the appropriateness of the accretable discount on the Acquired Loans based on actual and revised projected future cash receipts.
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 40 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company primarily develops software for use in its store-based operations. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Costs are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. Generally, the life cycle for each feature update is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals and improvements are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $52.0 million, $53.7 million and $53.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $7.4 million, $5.4 million and $3.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company assesses its long-lived assets other than goodwill and other indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, the Company compares the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2015 and 2014. After adjustment to fair value, the $7.0 million and $6.4 million carrying amount of these properties has been classified as assets held for sale in the consolidated balance sheets as of December 31, 2015 and 2014, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.

During the years ended 2015, 2014 and 2013, the Company recorded impairment charges of $459,000, $805,000 and $3.8 million, respectively. These impairment charges related primarily to the impairment of various parcels of land and buildings included in the Sales and Lease Ownership segment that the Company decided not to utilize for future expansion, as well as the sale of the net assets of the RIMCO disposal group in January 2014, and are generally included in other operating expense (income), net within the consolidated statements of earnings.
Gains and losses on the disposal of assets held for sale were not significant in 2015 or 2013. The disposal of assets held for sale resulted in the recognition of net losses of $754,000 in 2014.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
The Company has deemed its operating segments to be reporting units because the operations included in each operating segment have similar economic characteristics. As of December 31, 2015, the Company had six operating segments and reporting units: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. As of December 31, 2015, the Company’s Sales and Lease Ownership, Progressive, HomeSmart and DAMI reporting units were the only reporting units with assigned goodwill balances. The following is a summary of the Company’s goodwill by reporting unit at December 31:

(In Thousands)	2015	2014
Sales and Lease Ownership	$233,851	$226,828
Progressive	290,605	289,184
HomeSmart	14,729	14,658
DAMI	290	—
Total	$539,475	$530,670
When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit's goodwill, the current and projected operating results, the significance of the excess of the reporting unit's estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. During 2015, as part of the annual goodwill impairment analysis, the Company performed a qualitative assessment for the Progressive reporting unit and concluded no indications of impairment existed.
If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit or intangible asset group exceeds its carrying amount, the Company performs a goodwill impairment test that consists of a two-step process, if necessary. The first step is to calculate the estimated fair value of the reporting unit and compare its fair value to its carrying amount, including goodwill. The Company uses a combination of valuation techniques to calculate the fair value of its reporting units, including a multiple of gross projected revenues approach, a multiple of projected earnings before interest, taxes, depreciation and amortization approach and a discounted cash flow model that use assumptions consistent with those the Company believes a hypothetical marketplace participant would use.
If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of its goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

During the performance of the annual assessment of goodwill for impairment in the 2015, 2014 and 2013 fiscal years, the Company did not identify any reporting units that were not substantially in excess of their carrying values, other than the HomeSmart reporting unit in 2015 and 2014. While no impairment was noted in the impairment testing, if HomeSmart is unable to sustain its recent profitability improvements, there could be a change in the valuation of the HomeSmart reporting unit that may result in the recognition of an impairment loss in future periods.
The goodwill of the DAMI reporting unit was recognized in conjunction with the October 15, 2015 DAMI acquisition. Therefore, an annual impairment test for this reporting unit was not performed in 2015.
The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2015 that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, the Company did not perform an interim impairment test for any reporting unit as of December 31, 2015.
Other Intangibles
Other intangibles include customer relationships, non-compete agreements and franchise development rights acquired in connection with store-based business acquisitions. The customer relationship intangible asset is amortized on a straight-line basis over a two-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally two or three years). Acquired franchise development rights are amortized on a straight-line basis over the unexpired life of the franchisee’s ten year area development agreement.
Other intangibles also include the identifiable intangible assets acquired as a result of the DAMI and Progressive acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. As more fully described in Note 2 to these consolidated financial statements, the Company amortizes the definite-lived intangible assets acquired as a result of the DAMI acquisition on a straight-line basis over five years for the technology asset and non-compete agreements and ten years for trademarks and tradenames. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive acquisition on a straight-line basis over periods ranging from one to three years for customer lease contracts and internal use software and ten to 12 years for technology and merchant relationships.
Indefinite-lived intangible assets represent the value of trade names and trademarks acquired as part of the Progressive acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name and trademark intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 by comparing the asset’s fair value to its carrying amount. The Company estimates the fair value based on projected discounted future cash flows under a relief from royalty method. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying amount.
The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2015 and determined that no impairment had occurred.
Insurance Reserves
Estimated insurance reserves are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations amounted to approximately $2.6 million and $2.7 million as of December 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the year ended December 31, 2015 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2015	$(90)	$(90)
Other comprehensive loss	(427)	(427)
Balance at December 31, 2015	$(517)	$(517)
There were no reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2015.
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
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to their short-term nature. The fair value for the loans receivable and the revolving credit borrowings also approximate their carrying amounts.
Foreign Currency
The financial statements of international subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of international subsidiaries are recorded in accumulated other comprehensive income as a component of shareholders’ equity.
Foreign currency transaction gains and losses are recorded as a component of other non-operating (expense) income, net in the consolidated statements of earnings and amounted to losses of approximately $2.5 million, $2.3 million and $1.0 million during 2015, 2014, and 2013 respectively.
Recent Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue at the amount to which it expects to be entitled in exchange for transferring goods or services to a customer. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date for ASU 2014-09 by one year to annual reporting periods, and interim periods within that period, beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of adopting ASU 2014-09 on its consolidated financial statements. The Company plans to complete its initial assessment of how it will be affected by this standard in the second half of 2016.

Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect the provisions of ASU 2015-03 to have a material impact on its consolidated financial statements.
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
Measurement-Period Adjustments. In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the adjustment amounts. The adjustment amounts must include the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, ASU 2015-16 applies to open measurement periods, regardless of the acquisition date. The Company does not expect the provisions of ASU 2015-16 to have a material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2016-02 on its consolidated financial statements.

NOTE 2: ACQUISITIONS
During the years ended December 31, 2015 and 2014, net cash payments related to the acquisitions of businesses, including contracts, were $73.3 million and $700.5 million, respectively. Cash payments made during the year ended December 31, 2015 principally relate to the October 15, 2015 DAMI acquisition as described below. Cash payments made during the year ended December 31, 2014 principally related to the April 2014 Progressive acquisition as described below.
Acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The results of DAMI and Progressive have been presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively. Refer to Note 13 for more information on their revenues and earnings before income taxes since their respective acquisition dates. The effect of the Company’s other acquisitions on the consolidated financial statements for the years ended December 31, 2015 and 2014 was not significant.
DAMI Acquisition
On October 15, 2015, Progressive acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. The DAMI subsidiary is expected to enable Progressive to drive long-term incremental revenue and earnings growth, and in turn will benefit from Progressive's proprietary technology, infrastructure, and financial capacity. It offers retail partners, along with Progressive's technology-based application and approval process, one source for financing and leasing transactions with below-prime customers.
Preliminary Acquisition Accounting
The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the DAMI acquisition as of the October 15, 2015 acquisition date:

(In Thousands)
Purchase Price	$54,900

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	4,185
Loans Receivable[1]	89,186
Receivables	45
Property, Plant and Equipment	2,754
Other Intangibles[2]	3,400
Income Tax Receivable	728
Prepaid Expenses and Other Assets	671
Deferred Income Tax Assets	375
Total Identifiable Assets Acquired	101,344
Accounts Payable and Accrued Expenses	(1,709)
Debt	(45,025)
Total Liabilities Assumed	(46,734)
Goodwill	290
Net Assets Acquired	$54,900
1 Contractually required amounts due at the acquisition date were $94.2 million.
2 Identifiable intangible assets are further disaggregated in the table below.
The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing certain working capital adjustments with the sellers and gathering information on certain contingencies and other income tax-related matters that existed at the acquisition date. Estimates for these items have been included in the acquisition accounting and are expected to be finalized prior to the one year anniversary date of the acquisition.

The estimated intangible assets attributable to the DAMI acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Technology	$2,550	5.0
Trade Names and Trademarks	500	10.0
Non-compete Agreements	350	5.0
Total Acquired Intangible Assets[1]	$3,400
1 Acquired definite-lived intangible assets have a total weighted average life of 5.7 years.
During the year ended December 31, 2015, the Company incurred $3.7 million of transaction costs in connection with the acquisition of DAMI. These costs were included in the line item operating expenses in the consolidated statements of earnings. In addition, the Company incurred approximately $425,000 in debt financing costs related to the assumed debt, which has been capitalized as a component of prepaid expenses and other assets in the consolidated balance sheets.
Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive, a leading virtual lease-to-own company, for a total purchase price of $705.8 million, inclusive of cash acquired of $5.8 million. Progressive provides lease-purchase solutions in 46 states. The Company believes the Progressive acquisition will be strategically transformational and will strengthen its business.
The following table reconciles the total estimated purchase price of the Company’s acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Term Loan	126,250
Proceeds from Revolving Credit Facility	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Purchase Price	$705,810
Refer to Note 7 for additional information regarding the debt incurred to partially finance the Progressive acquisition.
The initial deferred cash consideration had amounts outstanding as of December 31, 2015 of $789,000 in withheld escrow amounts.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. As of December 31, 2015, primary escrow funds of $8.5 million have been withheld to cover pending litigation.
In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that $13.4 million is fully recoverable from the secondary escrow account and included this indemnification asset as a receivable in the Company's acquisition accounting. $10.0 million had been distributed as of December 31, 2015. Any remaining undisputed balance is payable to the sellers 36 months from the April 14, 2014 closing date.

Acquisition Accounting
The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the Progressive acquisition as of the April 14, 2014 acquisition date, as well as adjustments made during the year ended December 31, 2015 (referred to as the "measurement period adjustments"):

(In Thousands)	Amounts Recognized as of Acquisition Date (as adjusted)[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$705,810	$—	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810	—	5,810
Receivables[2,3]	27,581	(4,245)	23,336
Lease Merchandise[2]	141,185	110	141,295
Property, Plant and Equipment	4,010	—	4,010
Other Intangibles[4]	325,000	—	325,000
Prepaid Expenses and Other Assets	893	—	893
Total Identifiable Assets Acquired	504,479	(4,135)	500,344
Accounts Payable and Accrued Expenses[2]	(29,104)	3,049	(26,055)
Deferred Income Taxes Payable[2]	(48,749)	(335)	(49,084)
Customer Deposits and Advance Payments	(10,000)	—	(10,000)
Total Liabilities Assumed	(87,853)	2,714	(85,139)
Goodwill[5]	289,184	1,421	290,605
Net Assets Acquired	$705,810	$—	$705,810
1 As previously reported in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which includes the effects of certain measurement period adjustments recognized in 2014.
2 The measurement period adjustments recognized in 2015 related to the resolution of income tax uncertainties and sales tax exposures, which also impacted the fair value estimates of receivables and lease merchandise related to the secondary escrow amount, subsequent to the acquisition date.
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
5 The total goodwill recognized in conjunction with the Progressive acquisition has been assigned to the Progressive operating segment. Of the goodwill recognized as part of this acquisition, $247.0 million is expected to be deductible for tax purposes. The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, is related to synergistic value created from the combination of Progressive’s virtual customer payment capabilities with the Company’s leading traditional lease-to-own model. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

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
During the year ended December 31, 2014, the Company incurred $6.6 million of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item "Progressive-related transaction costs" in the consolidated statements of earnings. In addition, during the year ended December 31, 2014, the Company incurred approximately $2.3 million in debt financing costs related to the $491.3 million of new indebtedness incurred to partially finance the acquisition, which has been capitalized as a component of prepaid expenses and other assets in the consolidated balance sheets.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Twelve Months Ended December 31,
	2014		2013
(In Thousands)	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$2,695,033	$2,851,631	$2,234,631	$2,607,977
Net Earnings	78,233	86,038	120,666	105,682
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

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

(In Thousands)	2015	2014
Trade Names and Trademarks	$53,000	$53,000
Goodwill	539,475	530,670
Indefinite-lived Intangible Assets	$592,475	$583,670
The following table provides information related to the carrying amount of goodwill by operating segment:

(In Thousands)	Sales and Lease Ownership	Progressive	DAMI	HomeSmart	Total
Balance at January 1, 2014	$224,523	$—	$—	$14,658	$239,181
Acquisitions	3,629	277,958	—	—	281,587
Disposals	(1,321)	—	—	—	(1,321)
Acquisition Accounting Adjustments	(3)	11,226	—	—	11,223
Balance at December 31, 2014	226,828	289,184	—	14,658	530,670
Acquisitions	9,529	—	290	229	10,048
Disposals	(2,506)	—	—	(158)	(2,664)
Acquisition Accounting Adjustments	—	1,421	—	—	1,421
Balance at December 31, 2015	$233,851	$290,605	$290	$14,729	$539,475
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2015			2014
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Internal Use Software	$14,000	$(7,998)	$6,002	$14,000	$(3,331)	$10,669
Technology	68,550	(11,419)	57,131	66,000	(4,712)	61,288
Customer Lease Contracts	—	—	—	11,000	(11,000)	—
Merchant Relationships	181,000	(25,851)	155,149	181,000	(10,768)	170,232
Other Intangibles[1]	7,383	(2,753)	4,630	5,721	(3,439)	2,282
Total	$270,933	$(48,021)	$222,912	$277,721	$(33,250)	$244,471
1 Other intangibles primarily includes definite-lived trade names and trademarks, customer relationships, non-compete agreements, and franchise development rights from business acquisitions.
Total amortization expense of definite-lived intangible assets, included in operating expenses in the accompanying consolidated statements of earnings, was $28.2 million, $31.9 million and $3.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2016	$28,703
2017	24,602
2018	22,622
2019	22,527
2020	22,374

NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2015			December 31, 2014
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,576)	$—	$—	$(12,677)	$—
The Company maintains a deferred compensation plan as described in Note 16 to these consolidated financial statements. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2015			December 31, 2014
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,976	$—	$—	$6,356	$—
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

	December 31, 2015			December 31, 2014
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes [1]	$—	$—	$22,226	$—	$—	$21,311
Fixed-Rate Long Term Debt [2]	—	(395,618)	—	—	(429,049)	—
1 The Perfect Home notes were initially measured at cost. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home's financial performance to determine if fair value adjustments are necessary.
2 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $375.0 million and $400.0 million at December 31, 2015 and December 31, 2014, respectively.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment at December 31:

(In Thousands)	2015	2014
Land	$24,300	$24,861
Buildings and Improvements	76,982	83,053
Leasehold Improvements and Signs	98,435	107,380
Fixtures and Equipment[1]	223,382	196,965
Assets Under Capital Leases:
with Related Parties	10,573	10,573
with Unrelated Parties	11,063	10,564
Construction in Progress	3,853	2,086
	448,588	435,482
Less: Accumulated Depreciation and Amortization	(222,752)	(216,065)
	$225,836	$219,417

[1]
Includes internal-use software development costs of $60.7 million and $50.3 million as of December 31, 2015 and 2014, respectively. Accumulated amortization of internal-use software development costs amounted to $22.2 million and $14.8 million as of December 31, 2015 and 2014, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.7 million, $1.7 million and $1.7 million in 2015, 2014 and 2013, respectively. Capital leases consist of buildings and improvements. Assets under capital leases with related parties included $8.0 million and $6.9 million in accumulated depreciation and amortization as of December 31, 2015 and 2014, respectively. Assets under capital leases with unrelated parties included $6.3 million and $5.7 million in accumulated depreciation and amortization as of December 31, 2015 and 2014, respectively.
NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net at December 31:

(In Thousands)	2015
Credit Card Loans	$13,900
Acquired Loans	74,866
Loans Receivable, Gross	88,766

Allowance for Loan Losses	(937)
Unamortized Fees	(2,034)
Loans Receivable, Net	$85,795
Included in the table below is an aging of the loans receivable, gross balance at December 31, 2015:

Aging category	Percentage[1]
30-59 days past due	7.9%
60-89 days past due	3.3%
90 or more days past due	4.1%
Past due loans receivable	15.3%
Current loans receivable	84.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

NOTE 7: INDEBTEDNESS
Following is a summary of the Company’s debt at December 31:

(In Thousands)	2015	2014
DAMI Credit Facility	$41,781	$—
Revolving Facility	75,000	69,116
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	75,000	100,000
Term Loan, Due in Installments through December 2019	109,375	121,875
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	300,000	300,000

Capital Lease Obligation:
with Related Parties	4,703	6,157
with Unrelated Parties	4,591	5,684
Other Debt	—	3,250
	$610,450	$606,082
DAMI Credit Facility
In connection with the October 15, 2015 acquisition of DAMI, the Company assumed the loan and security agreement, dated as of May 18, 2011 (as amended), which provides for a secured revolving credit facility in an amount not to exceed $85.0 million in outstanding principal balance, including a letter of credit not to exceed $2.0 million (the "DAMI credit facility"). In addition, the loan and security agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $25.0 million.
The DAMI credit facility is currently set to mature on the second anniversary of the DAMI acquisition and contains representations, warranties and covenants consistent with those of other facilities of similar size and type. Collateral under the loan and security agreement is limited to the assets and operations of DAMI.
Borrowings bear interest at one-month LIBOR plus 4%. The interest rate for secured revolving credit borrowings as of December 31, 2015 was 4.24%. As of December 31, 2015, $7.3 million was available for borrowing under the DAMI credit facility.
The DAMI credit facility includes financial covenants that, among other things, require DAMI to maintain (i) an EBITDA ratio of not less than 1.7 to 1.0 and (ii) a senior debt to capital base ratio of not more than 2.0 to 1.0. We are in compliance with these covenants at December 31, 2015. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year.
DAMI pays a non-refundable monthly unused line fee on the line of credit which ranges from .5% to .75% as determined by DAMI's average daily unused commitments.
Revolving Credit Agreement and Term Loan
The revolving credit and term loan agreement, which expires December 9, 2019, permits the Company to borrow, subject to certain terms and conditions, on an unsecured basis up to $225.0 million in revolving loans. The revolving credit and term loan agreement also provides for an accordion facility that permits the Company at any time prior to the maturity date to request an increase in credit extensions thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to $200.0 million, with such additional credit extensions provided by one or more lenders thereunder at their sole discretion.
The revolving credit borrowings and term loans bear interest at the lower of the lender's prime rate or one-month LIBOR plus a margin ranging from 1.75% to 2.25% as determined by the Company's ratio of total debt to EBITDA, and interest is payable quarterly. The weighted-average interest rate for revolving credit borrowings and term loans outstanding as of December 31, 2015 was approximately 2.24%. For the term loan facility, as amended, installment payments of $3.1 million commenced on December 31, 2014 and are due quarterly, with the remaining unpaid principal balance due at maturity on December 9, 2019.
The Company pays a commitment fee on unused balances, which ranges from .15% to .30% as determined by the Company's ratio of total debt to EBITDA. As of December 31, 2015, $150.0 million was available for borrowings under the revolving credit agreement.

The revolving credit and term loan agreement, senior unsecured notes discussed below and franchise loan program discussed in Note 9 contain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 1.75 to 1.00 through December 31, 2015 and 2.00 to 1.00 thereafter and (ii) total debt to EBITDA of no greater than 3.25 to 1.00 through December 31, 2015 and 3.00 to 1.00 thereafter. In each case, EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges. On September 21, 2015, the Company amended the revolving credit and term loan agreement to, among other things, exclude DAMI financial information from the calculation of financial debt covenants.
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
At December 31, 2015, the Company was in compliance with all covenants related to the revolving credit and term loan agreement, senior unsecured notes and franchise loan program.
Senior Unsecured Notes
2011 Note Purchase Agreement
Pursuant to the note purchase agreement dated as of July 5, 2011, as amended, the Company and certain of its subsidiaries as co-obligors previously issued $125.0 million in senior unsecured notes to the purchasers in a private placement. The notes bear interest at a rate of 3.95% per year and mature on April 27, 2018. Payments of interest commenced on July 27, 2011 and are due quarterly, and principal payments of $25.0 million commenced on April 27, 2014 and are due annually until maturity.
On April 14, 2014, the Company entered into the third amendment which revised the 2011 note purchase agreement to, among other things, replace the interest rate of 3.75% per year with an interest rate of 3.95% commencing April 28, 2014, conform the covenants, representations, warranties and events of default to the changes reflected in the revolving credit and term loan agreement, to contemplate the acquisition of Progressive and to authorize the new 2014 senior unsecured notes.
2014 Note Purchase Agreements
On April 14, 2014, the Company entered into note purchase agreements, as amended, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
On September 21, 2015, the Company entered into the fifth amendment to the 2011 note purchase agreement and the second amendment to the 2014 note purchase agreements to, among other things, exclude DAMI financial information from the calculation of financial debt covenants.
Capital Leases with Related Parties
As of December 31, 2015, the Company had 19 remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $788,000. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
In December 2002, the Company sold 10 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $1.2 million. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 10.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.

Other Debt
As of December 31, 2014, other debt included $3.3 million of industrial development corporation revenue bonds. This debt was repaid during 2015.
Future maturities under the Company’s debt and capital lease obligations are as follows:

(In Thousands)
2016	$157,178
2017	100,134
2018	98,856
2019	133,190
2020	60,755
Thereafter	60,337
$610,450
NOTE 8: INCOME TAXES
Following is a summary of the Company’s income tax expense for the years ended December 31:

(In Thousands)	2015	2014	2013
Current Income Tax Expense:
Federal	$32,999	$41,946	$91,664
State	5,442	8,682	9,393
	38,441	50,628	101,057
Deferred Income Tax Expense (Benefit):
Federal	35,413	(3,314)	(35,941)
State	3,557	(3,843)	(822)
	38,970	(7,157)	(36,763)
	$77,411	$43,471	$64,294
As a result of the extended bonus depreciation provisions in the Protecting Americans From Tax Hikes Act of 2015 not being enacted until December 2015, the Company paid more than anticipated for the 2015 federal tax liability. The Company applied for and received a refund of $120.0 million in February 2016.

Significant components of the Company’s deferred income tax liabilities and assets at December 31 are as follows:

(In Thousands)	2015	2014
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$228,174	$228,002
Goodwill & Other Intangibles	47,421	40,644
Investment in Partnership	88,913	61,342
Other, Net	2,062	1,866
Total Deferred Tax Liabilities	366,570	331,854
Deferred Tax Assets:
Accrued Liabilities	29,192	42,024
Advance Payments	15,713	14,272
Other, Net	14,936	7,713
Total Deferred Tax Assets	59,841	64,009
Less Valuation Allowance	(752)	(706)
Net Deferred Tax Liabilities	$307,481	$268,551

The Company’s effective tax rate differs from the statutory United States Federal income tax rate for the years ended December 31 as follows:

	2015	2014	2013
Statutory Rate	35.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.7	2.6	3.1
Federal Tax Credits	(.5)	(1.8)	(1.7)
Other, Net	(.9)	(.1)	(1.6)
Effective Tax Rate	36.3%	35.7%	34.8%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2012.
The following table summarizes the activity related to the Company’s uncertain tax positions:

(In Thousands)	2015	2014	2013
Balance at January 1,	$2,644	$1,960	$1,258
Additions Based on Tax Positions Related to the Current Year	331	311	454
Additions for Tax Positions of Prior Years	1,176	928	423
Prior Year Reductions	(1)	(370)	(5)
Statute Expirations	(589)	(94)	(85)
Settlements	—	(91)	(85)
Balance at December 31,	$3,561	$2,644	$1,960
As of December 31, 2015 and 2014, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $3.1 million and $2.1 million, respectively, including interest and penalties.
The Company recognized interest and penalties of $365,000, $286,000 and $76,000 during the years ended December 31, 2015, 2014 and 2013 respectively. The Company had $1.0 million and $499,000 of accrued interest and penalties at December 31, 2015 and 2014, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. The Company also leases certain properties under capital or financing type leases that are more fully described in Note 7 to these consolidated financial statements. Most of the leases contain renewal options for additional periods ranging from one to 20 years. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related expense on a straight-line basis over the lease term. The Company also leases transportation vehicles under operating leases. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2015 are as follows:

(In Thousands)
2016	$112,134
2017	95,553
2018	79,167
2019	65,342
2020	52,636
Thereafter	135,209
$540,041
Rental expense was $116.5 million in 2015, $116.4 million in 2014 and $110.0 million in 2013. Rental expense for the year ended December 31, 2014 included $4.8 million related to the closure of 44 Company-operated stores in 2014, as discussed in Note 10 to these consolidated financial statements. These costs were included in the line item "Restructuring expenses" in the consolidated statements of earnings. All other rental expense was included as a component of operating expenses in the consolidated statements of earnings.
Sublease income was $4.6 million in 2015, $3.9 million in 2014 and $2.6 million in 2013. The Company has anticipated future sublease rental income of $5.1 million in 2016, $4.5 million in 2017, $4.0 million in 2018, $3.1 million in 2019, $2.0 million in 2020 and $3.6 million thereafter through 2025. Sublease income is included in other revenues in the consolidated statements of earnings.
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. On December 4, 2015, the Company amended the third amended and restated loan facility to, among other things, extend the maturity date to December 8, 2016.
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2015, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $81.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The carrying amount of the franchise-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is approximately $863,000 as of December 31, 2015.
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
Some of the proceedings to which the Company is currently a party are described below. The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company's business, financial position and results of operations.
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

At December 31, 2015, the Company had accrued $10.0 million for pending legal and regulatory matters for which it believes losses are probable, which is the Company's best estimate of its exposure to loss. The Company estimates that the aggregate range of possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $2.9 million.
At December 31, 2015, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $476,000 to $2.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. The Company filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. That motion was denied by the magistrate judge and confirmed by the District Court on November 30, 2015. On August 14, 2015, the Company filed a motion for partial summary judgment seeking judicial dismissal of a portion of the claims in the case, which remains pending. On December 23, 2015, the Company filed a motion requesting permission for an interlocutory appeal of this denial to the United States Third Circuit Court of Appeals, which also remains pending.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania (Case No. 1:11-CV-00101-SPB), plaintiffs alleged that the Company and its independently owned and operated franchisee Aspen Way Enterprises ("Aspen Way") knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act ("ECPA") and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called "PC Rental Agent." Although the District Court dismissed the Company from the original lawsuit on March 20, 2012, after certain procedural motions, on May 23, 2013, the Court granted plaintiffs' motion for leave to file a third amended complaint, which asserted the claims under the ECPA, common law invasion of privacy, added a request for injunction, and named additional independently owned and operated Company franchisees as defendants. Plaintiffs filed the third amended complaint, and the Company moved to dismiss that complaint on substantially the same grounds as it sought to dismiss plaintiffs' prior complaints. Plaintiffs seek monetary damages as well as injunctive relief. Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the United States District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiffs requested and received immediate appellate review of these rulings by the United States Third Circuit Court of Appeals. On April 10, 2015, the Court of Appeals reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. The District Court has not issued a new ruling on those matters.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia (Case No. 1:14-cv-01919-TWT), several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiff’s legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to dismiss plaintiffs' amended complaint. On June 4, 2015, the Court granted the Company’s motion to dismiss all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs then filed a second amended complaint alleging only the invasion of privacy claims that survived the June 4, 2015 court order, and adding a claim for unjust enrichment. The Company filed a motion to dismiss the second amended complaint, and on September 16, 2015, the Court granted the Company’s motion to dismiss plaintiffs’ unjust enrichment claim. The only remaining claim against the Company is a claim for aiding and abetting invasion of privacy.
Regulatory Investigations
California Attorney General Investigation. The California Attorney General investigated the Company's retail transactional practices, including various leasing and marketing practices, information security and privacy policies and practices related to the alleged use of PC Rental Agent software by certain independently owned and operated Company franchisees. The Company reached a comprehensive resolution of this matter without litigation. The final settlement and consent order were announced on October 13, 2014. The Court filed the final judgment on February 10, 2015. The final payment as scheduled under the consent order was made on January 6, 2016.
Other Matters
In Foster v. Aaron’s, Inc., filed on August 21, 2015, in the United States District Court in Phoenix, Arizona (No. CV-15-1637-PHX-SRB), the plaintiff in this putative class action alleges that the Company violates the Telephone Consumer Protection Act ("TCPA") by placing automated calls to customer references, or otherwise violates the TCPA in the manner in which the Company contacts customer references. The Company's initial responsive pleading was filed on October 7, 2015. A Scheduling Order was entered on January 26, 2016.
Other Commitments
At December 31, 2015, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $22.6 million. Payments under these commitments are scheduled to be $6.7 million in 2016, $7.2 million in 2017, $4.2 million in 2018 and $2.3 million in 2019, $1.6 million in 2020, and $568,000 thereafter.
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of 4% matching compensation. The Company’s expense related to the plan was $4.7 million in 2015, $4.3 million in 2014 and $3.3 million in 2013.

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
Off-Balance Sheet Risk
The Company, through its DAMI business, is a party to financial instruments (loans receivable) with off-balance-sheet risk in the normal course of business to meet the financing needs of its cardholders. These financial instruments primarily include commitments to extend unsecured credit. As of December 31, 2015, there were approximately 82,000 active credit cards outstanding, of which 81,800 had remaining credit available of $378.7 million. The rates and terms of such commitments to lend are competitive with others in the market in which the Company operates. As such, the commitment amount above, if borrowed, is a reasonable estimate of fair value. While these amounts represented the total available unused credit card lines, the Company does not anticipate that all cardholders will access their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates cardholder creditworthiness individually.
NOTE 10: RESTRUCTURING
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
During 2014, total restructuring charges of $4.8 million have been included in the Sales and Lease Ownership segment results and total restructuring charges of $4.3 million have been included in the Other category results. These costs were included in the line item "Restructuring Expenses" in the consolidated statements of earnings. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.
The following table summarizes the balances and activity related to the restructuring charges:

(In Thousands)	Contractual Obligations Under Canceled Leases	Severance	Fixed Assets	Other	Total
Balance at January 1, 2014	$—	$—	$—	$—	$—
Restructuring Expenses	4,797	620	3,328	395	9,140
Payments	(1,570)	(620)	—	—	(2,190)
Impairment and Assets Written Off	—	—	(3,328)	(395)	(3,723)
Balance at December 31, 2014	3,227	—	—	—	3,227
Payments	(1,559)	—	—	—	(1,559)
Balance at December 31, 2015	$1,668	$—	$—	$—	$1,668
In the ordinary course of business, the Company continually reviews, and as appropriate adjusts, the amount and mix of Company-operated and franchised stores to help optimize overall performance. Costs incurred to close stores during 2015 were not significant.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company held 18,151,560 shares in its treasury and was authorized to purchase an additional 10,496,421 shares at December 31, 2015. The holders of common stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by its Board of Directors out of legally available funds. The Company repurchased 1,000,952 shares of its common stock in 2014 and 3,502,627 shares of its common stock in 2013 through an accelerated share repurchase program. There was no share repurchase activity during 2015.

The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2015, no preferred shares have been issued.
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
NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2001 Stock Option and Incentive Award Plan and the 2015 Equity and Incentive Award Plan (the "2001 Plan" and "2015 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was approved by the Company's shareholders on May 6, 2015 and replaces the 2001 Plan. Differences between the 2015 Plan and the 2001 Plan, include the following:

•	the 2015 Plan does not include liberal share counting methodologies, such as allowing shares tendered or withheld for taxes to be added back to the shares available under the 2015 Plan;

•
the 2015 Plan does not permit the grant of stock options at a discounted exercise price, unless required to maintain intrinsic or economic value in certain corporate transactions (e.g., spin-offs, etc.);

•	the 2015 Plan prohibits the re-pricing of awards without shareholder approval; and

•	awards granted under the 2015 Plan will be subject to any clawback policy adopted by the Company.
As of December 31, 2015, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 4,802,248.
Total stock-based compensation expense was $14.2 million, $10.9 million and $2.3 million in 2015, 2014 and 2013, respectively. Stock-based compensation expense for the year ended December 31, 2014 included $5.1 million related to the accelerated vesting of restricted stock and stock options upon the retirement of the Company’s Chief Executive Officer in 2014, as provided for in his employment agreement. These costs were included in the line item "Retirement and Vacation Charges" in the consolidated statements of earnings. All other stock-based compensation expense was included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $5.4 million, $3.8 million and $889,000 in 2015, 2014 and 2013, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in financing cash flows, were $348,000, $1.4 million and $1.4 million for the years ended 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was $23.9 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 1.6 years.

Stock Options
Under the Company's 2001 Plan, options granted to date become exercisable after a period of one to five years and unexercised options lapse 10 years after the date of grant. Under the Company’s 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Options are subject to forfeiture upon termination of service for both plans. Shares are issued from the Company’s treasury shares upon share option exercises.
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company's historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and market price of the underlying common stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
The Company granted 338,000 and 351,000 stock options during 2015 and 2014, respectively. No stock options were granted in 2013. The weighted-average fair value of options granted in 2015 and 2014 and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2015	2014
Dividend Yield	.3%	.3%
Expected Volatility	28.9%	31.9%
Risk-free Interest Rate	1.6%	1.9%
Expected Term (in years)	5.2	6.2
Weighted-average Fair Value of Stock Options Granted	$8.41	$9.61
The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2015	Weighted Average Exercise Price
$10.01-15.00	199,000	2.79	$14.11	199,000	$14.11
15.01-20.00	82,500	4.15	19.92	82,500	19.92
20.01-25.00	7,521	8.85	24.98	—	—
25.01-30.00	380,646	8.91	28.23	53,640	27.80
30.01-32.20	202,687	8.97	31.93	—	—
10.01-32.20	872,354	7.08	25.05	335,140	17.73
The table below summarizes option activity for the year ended December 31, 2015:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2015	624	$21.52
Granted	338	30.17
Exercised	(61)	16.95
Forfeited/expired	(29)	28.92
Outstanding at December 31, 2015	872	25.05	7.08	$—	$8.31
Expected to Vest at December 31, 2015	485	29.56	8.93	—	8.90
Exercisable at December 31, 2015	335	17.73	4.11	1,562	7.39
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2015 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $844,000, $4.4 million and $11.0 million in 2015, 2014 and 2013, respectively. The total grant-date fair value of options vested in 2015, 2014 and 2013 was $1.1 million, $1.3 million and $2.7 million, respectively.
Restricted Stock
Shares of restricted stock or restricted stock units (collectively, "restricted stock") may be granted to employees and directors under the newly authorized 2015 Plan and typically vest over approximately one to three year periods; under the 2001 Plan restricted stock typically vests over approximately one to five year periods. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is based on the fair market value of the Company’s common stock on the date of grant.
In 2011, the Company established a restricted stock program as a component of the 2001 Plan, referred to as the Aaron’s Management Performance Plan ("AMP Plan"). Under the AMP Plan, which expired on December 31, 2012, restricted shares were granted quarterly to eligible participants upon achievement of certain pre-tax profit and revenue levels by the employees’ operating units or the overall Company. Restricted stock granted under the AMP Plan vests over four to five years from the date of grant. Plan participants included certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers. These grants will begin vesting in 2016.
During 2013, the Company granted performance-based restricted stock to certain executive officers. The performance-based restricted stock under this program is vested at the completion of a three-year period only upon the achievement of specific performance criteria over three annual performance periods. The compensation expense associated with these awards is amortized ratably over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned.
The Company granted 261,000, 548,000 and 307,000 shares of restricted stock at weighted-average fair values of $31.78, $29.11 and $29.23 in 2015, 2014 and 2013, respectively. The following table summarizes information about restricted stock activity during 2015:

	Restricted Stock (In Thousands)		Weighted Average Fair Value
Non-vested at January 1, 2015	698		$28.75
Granted	261		31.78
Vested	(61)		27.07
Forfeited	(77)		29.45
Non-vested at December 31, 2015	821	[1]	29.77
1 The outstanding non-vested restricted stock as of December 31, 2015 includes 37,500 shares that are subject to performance conditions.
The total vest-date fair value of restricted stock described above and the performance share units described below that vested during the year was $1.8 million, $11.1 million and $184,000 in 2015, 2014 and 2013, respectively.
Performance Share Units
In 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers. For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of certain earnings before income taxes, depreciation and amortization (EBITDA), revenue, return on capital and invoice volume levels of the Company. If the performance criteria are met, the award is earned. One-third of the earned award vests immediately, one third is subject to a one year service period and one-third of the earned award is subject to a two year service period. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.

The fair value of performance share units are based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized ratably over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
The following table summarizes information about performance share unit activity based on the target share amounts during 2015:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2015	111	$32.01
Granted	358	32.03
Vested	—	—
Forfeited/unearned	(124)	29.86
Non-vested at December 31, 2015	345	32.80
NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2015, the Company had six operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to customers primarily on a monthly payment basis with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. The HomeSmart division offers furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed. DAMI offers a variety of second-look financing programs originated through a federally insured bank. Together with Progressive, DAMI allows the Company to provide retail partners one source for financing and leasing transactions with below-prime customers. The Company’s Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which are eliminated through the elimination of intersegment revenues and intersegment profit or loss.
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

Information on segments and a reconciliation to earnings before income taxes are as follows for the years ended December 31:

(In Thousands)	2015	2014	2013
Revenues From External Customers:
Sales and Lease Ownership	$2,001,682	$2,037,101	$2,076,269
Progressive	1,049,681	519,342	—
HomeSmart	63,477	64,276	62,840
DAMI [1]	2,845	—	—
Franchise	63,507	65,902	68,575
Manufacturing	106,020	104,058	106,523
Other	1,118	2,969	22,158
Revenues of Reportable Segments	3,288,330	2,793,648	2,336,365
Elimination of Intersegment Revenues	(103,890)	(102,296)	(103,834)
Cash to Accrual Adjustments	(4,684)	3,681	2,100
Total Revenues from External Customers	$3,179,756	$2,695,033	$2,234,631

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$166,838	$140,854	$183,965
Progressive	54,525	4,603	—
HomeSmart	771	(2,643)	(3,428)
DAMI	(1,964)	—	—
Franchise	48,576	50,504	54,171
Manufacturing	2,520	860	107
Other	(51,651)	(75,905)	(56,114)
Earnings Before Income Taxes for Reportable Segments	219,615	118,273	178,701
Elimination of Intersegment Profit	(2,488)	(813)	(94)
Cash to Accrual and Other Adjustments	(4,007)	4,244	6,353
Total Earnings Before Income Taxes	$213,120	$121,704	$184,960

Assets:
Sales and Lease Ownership	$1,261,040	$1,246,325	$1,431,720
Progressive	878,457	858,159	—
HomeSmart	44,429	47,585	47,970
DAMI	97,858	—	—
Franchise	53,693	46,755	47,788
Manufacturing [2]	28,986	23,050	24,305
Other	294,412	234,970	275,393
Total Assets	$2,658,875	$2,456,844	$1,827,176
1  Represents interest and fees on loans receivable, and excludes the effect of interest expense.

[2]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $19.4 million, $13.2 million and $14.0 million as of December 31, 2015, 2014 and 2013, respectively.

(In Thousands)	2015	2014	2013
Depreciation and Amortization:
Sales and Lease Ownership	$592,450	$633,119	$639,951
Progressive	661,646	346,343	—
HomeSmart	20,817	22,407	23,977
DAMI	218	—	—
Franchise	1,429	1,599	1,781
Manufacturing	1,482	1,649	2,081
Other	14,805	13,117	17,315
Total Depreciation and Amortization	$1,292,847	$1,018,234	$685,105

Interest Expense:
Sales and Lease Ownership	$7,751	$7,834	$7,070
Progressive	21,959	14,992	—
HomeSmart	900	922	916
DAMI	764	—	—
Franchise	—	—	—
Manufacturing	26	50	80
Other	(8,061)	(4,583)	(2,453)
Total Interest Expense	$23,339	$19,215	$5,613

Capital Expenditures:
Sales and Lease Ownership	$23,082	$24,135	$30,831
Progressive	8,175	1,625	—
HomeSmart	374	1,020	994
DAMI	40	—	—
Franchise	—	—	—
Manufacturing	387	1,477	1,531
Other	28,499	19,308	24,789
Total Capital Expenditures	$60,557	$47,565	$58,145

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$3,384	$179	$300

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$8,900	$776	$1,021
Revenues in the Other category are primarily attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities. The pre-tax losses in the Other category are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.
In 2015, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included a $3.5 million loss related to a lease termination on a Company aircraft.

•	Progressive earnings before income taxes included $3.7 million of transaction costs related to the October 15, 2015 DAMI acquisition.
In 2014, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included $4.8 million of restructuring charges related to the Company's strategic decision to close 44 Company-operated stores.

•
Other category loss before income taxes included $13.7 million in financial and advisory costs related to addressing now-resolved strategic matters, including proxy contests, $4.3 million of restructuring charges in connection with the store closures noted above, $9.1 million of charges associated with the retirements of both the Company's Chief Executive Officer and Chief Operating Officer, $6.6 million in transaction costs related to the Progressive acquisition and $1.2 million of regulatory income that reduced previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.

In 2013, the results of the Company's operating segments were impacted by the following items:

•
Other category loss before income taxes included $28.4 million related to an accrual for loss contingencies for the then-pending regulatory investigation by the California Attorney General and $4.9 million related to retirement expense and a change in vacation policies.

The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

•	Revenues in the Sales and Lease Ownership and HomeSmart segments are reported on a cash basis for management reporting purposes.

•	Generally a predetermined amount of each reportable segment’s revenues is charged to the reportable segment as an allocation of corporate overhead.

•	Accruals related to store closures are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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

NOTE 14: RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 7 above.

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Certain reclassifications have been made to prior quarters to conform to the current period presentation.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Revenues	$821,814	$769,049	$767,694	$821,199
Gross Profit *	363,478	346,110	331,628	344,144
Earnings Before Income Taxes	77,830	64,354	36,556	34,380
Net Earnings	49,243	40,546	24,194	21,726
Earnings Per Share	.68	.56	.33	.30
Earnings Per Share Assuming Dilution	.68	.56	.33	.30
Year Ended December 31, 2014
Revenues	$585,423	$662,490	$698,418	$748,702
Gross Profit *	292,393	309,385	313,540	320,797
Earnings Before Income Taxes	60,710	13,562	13,199	34,233
Net Earnings	38,339	8,505	9,295	22,094
Earnings Per Share	.53	.12	.13	.30
Earnings Per Share Assuming Dilution	.53	.12	.13	.30
* Gross profit is the sum of lease revenues and fees, retail sales and non-retail sales less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise and write-offs of lease merchandise.
The comparability of the Company's quarterly financial results during 2015 and 2014 was impacted by certain events, as described below on a pre-tax basis:

•	The fourth quarter of 2015 included $2.7 million of transaction costs related to the October 15, 2015 DAMI acquisition and a $3.5 million loss related to a lease termination on a Company aircraft.

•
The first quarter of 2014 included an $872,000 charge for financial advisory and legal costs related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals and $803,000 in transaction costs related to the Progressive acquisition.

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

NOTE 16: DEFERRED COMPENSATION PLAN
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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $11.6 million and $12.7 million as of December 31, 2015 and 2014, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $15.4 million and $14.5 million as of December 31, 2015 and 2014, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s discretionary matching contributions was not significant during any of the periods presented. Benefits of $1.7 million, $1.9 million and $1.3 million were paid during the years ended December 31, 2015, 2014 and 2013, respectively.

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
During the third quarter of 2015, we concluded that we did not have effective program change management controls over our Progressive lease management application and that this represented a material weakness in internal control over financial reporting. Specifically, we concluded at that time that the quality assurance controls over program changes to our lease management software were not designed sufficiently to detect whether program changes had unintended effects on data fields that are important to financial reporting. Software issues that occurred during a limited period of time spanning the second and third quarters of 2015 resulting from this deficiency caused us not to identify a number of lease accounts as being delinquent and affected our ability to begin prompt collections activities on those accounts. As a result, although not material to either period, an adjustment was recorded in the third quarter to increase bad debt expense and lease merchandise write-offs by $3.2 million.
During the third quarter, management initiated a remediation plan that included the following actions:

•
Improvements to our quality assurance program were designed and put in place to verify that the potential financial statement effect of all program changes is thoroughly considered when our lease management software is updated;

•	Additional resources were allocated to ensure that our quality assurance procedures are adequately designed and are operating effectively; and

•	Additional review controls were put in place to enhance our existing control framework and ensure that errors of this nature are detected timely.
The plan was completed and the material weakness was remediated prior to December 31, 2015.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
On October 15, 2015, the Company acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. As permitted by Securities and Exchange Commission guidance, the scope of management’s evaluation described above did not include DAMI's internal controls over financial reporting. DAMI represented 3.7% of the Company's consolidated total assets as of December 31, 2015 and .1% of the Company’s consolidated total revenues for the year ended December 31, 2015.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2015. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the improvements to our program change management controls over our Progressive lease management application discussed above.
During the quarter ended December 31, 2015, the Company acquired a 100% ownership interest in DAMI and is in the process of integrating the acquired business into its overall internal control over financial reporting process. The Company has excluded DAMI from the assessment of internal control over financial reporting as of December 31, 2015.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors", "Executive Officers Who Are Not Directors", "Communicating with the Board of Directors and Corporate Governance Documents", "Composition, Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2015," "Outstanding Equity Awards at 2015 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2015," "Non-Qualified Deferred Compensation as of December 31, 2015," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2015," "Employment Agreements with Named Executive Officers," "Executive Bonus Plan," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item is contained under the captions "Beneficial Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item is contained under the caption "Audit Matters" in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES
a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of Aaron’s, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2015 and 2014
Consolidated Statements of Earnings—Years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income—Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

3(ii)	Amended and Restated By-laws of Aaron's, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 29, 2016).

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

10.2
Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of December 19, 2012 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012).

10.3
Amendment No. 2 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of October 8, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.4
Amendment No. 3 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of April 14, 2014 and Form of Senior Note (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.5
Amendment No. 4 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of December 9, 2014 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.6
Amendment No. 5 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers, dated as of September 21, 2015 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.7
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

10.8
Amendment No. 1 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of December 9, 2014 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A Senior Notes Due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.9
Amendment No. 2 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers dated as of September 21, 2015 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

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

10.11
Amendment No. 1 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and purchasers dated as of December 9, 2014 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Notes (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.12
Amendment No. 2 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and purchasers dated as of September 21, 2015 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.13
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

10.14
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, by and among Aaron's, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated December 9, 2014 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.15
Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement by and among Aaron’s, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated September 21, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.16
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

10.17
First Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated December 9, 2014 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.18
Second Amendment to the Third Amended and Restated Loan Facility Agreement among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated September 21, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.19
Third Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated December 4, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2015).

10.20
Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Preferred Capital, Inc., dated as of May 18, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.21
First Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Preferred Capital, Inc., dated as of August 3, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.22
Second Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., Dent-A-Med Receivables Corporation, HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of July 26, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.23
Third Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of June 6, 2013 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.24
Fourth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of November 7, 2013 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.25
Fifth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.26
Sixth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of October 24, 2014 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.27
Seventh Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.28
Eighth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of September 21, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.29*	Ninth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of December 29, 2015.
10.30*	Tenth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 23, 2016.
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

10.36
Amendment No. 4 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of April 23, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.37
Amendment No. 5 to the Aaron's, Inc. Employees Retirement Plan and Trust, as amended and restated, dated as of November 12, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.38
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.39
Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012).

10.40
Amendment to Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.41
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

10.43
Form of Option Award Agreement for awards made in or after February 2014(incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.44
Amendment to Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.45
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.46
Amendment to Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.47
Aaron's Management Performance Plan (Summary of terms for Home Office Vice Presidents) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.48
Aaron's, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron's Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.49
Aaron's, Inc. Deferred Compensation Plan Master Plan Document, Effective July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 12, 2009).

10.50	Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2015).
10.51
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.52
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.53
Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.54
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.55
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.56
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.57
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Ronald W. Allen (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.58
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Gilbert L. Danielson (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.59
Employment Agreement, dated as of November 10, 2014, by and between Aaron's, Inc. and John W. Robinson (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.60*	Amended and Restated Executive Severance Pay Plan of Aaron's, Inc., effective as of August 5, 2015.
10.61
Waiver and Release Agreement between Aaron's, Inc. and David L. Buck, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2014).

10.62
Separation Agreement between Aaron's, Inc. and K. Todd Evans dated as of April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC May 5, 2014).

10.63
Retirement Agreement between Aaron's, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.64	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aaron's, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Shareholder's Equity for the Years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements.

† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

AARON’S, INC.

By:	/s/ STEVEN A. MICHAELS
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

SIGNATURE	TITLE
/s/ JOHN W. ROBINSON, III John W. Robinson III	Chief Executive Officer and Director (Principal Executive Officer)
/s/ STEVEN A. MICHAELS Steven A. Michaels	Chief Financial Officer and President of Strategic Operations (Principal Financial Officer)
/s/ ROBERT P. SINCLAIR, JR. Robert P. Sinclair, Jr.	Vice President, Corporate Controller (Principal Accounting Officer)
/s/ MATTHEW E. AVRIL Matthew E. Avril	Director
/s/ LEO BENATAR Leo Benatar	Director
/s/ KATHY T. BETTY Kathy T. Betty	Director
/s/ DOUGLAS C. CURLING Douglas C. Curling	Director
/s/ CYNTHIA N. DAY Cynthia N. Day	Director
/s/ CURTIS L. DOMAN Curtis L. Doman	Director
/s/ HUBERT L. HARRIS, JR. Hubert L. Harris, Jr.	Director
/s/ EUGENE H. LOCKHART Eugene H. Lockhart	Director
/s/ RAY M. ROBINSON Ray M. Robinson	Director