Form 10-Q
period 2016-03-31
AARON'S INC
filed 2016-05-06
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 2, 2016
Common Stock, $.50 Par Value	72,750,329

AARON’S, INC.

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	March 31, 2016	December 31, 2015
ASSETS:
Cash and Cash Equivalents	$118,905	$14,942
Investments	22,108	22,226
Accounts Receivable (net of allowances of $30,028 in 2016 and $34,861 in 2015)	85,203	113,439
Lease Merchandise (net of accumulated depreciation and allowances of $720,007 in 2016 and $738,657 in 2015)	1,102,233	1,138,938
Loans Receivable (net of allowances and unamortized fees of $6,779 in 2016 and $2,971 in 2015)	83,198	85,795
Property, Plant and Equipment at Cost (net of accumulated depreciation of $228,941 in 2016 and $222,752 in 2015)	220,508	225,836
Goodwill	524,687	539,475
Other Intangibles (net of accumulated amortization of $54,932 in 2016 and $48,021 in 2015)	268,235	275,912
Income Tax Receivable	30,034	179,174
Prepaid Expenses and Other Assets	93,656	59,434
Total Assets	$2,548,767	$2,655,171
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$244,491	$300,356
Accrued Regulatory Expense	—	4,737
Deferred Income Taxes Payable	306,671	307,481
Customer Deposits and Advance Payments	61,642	69,233
Debt	518,041	606,746
Total Liabilities	1,130,845	1,288,553
Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2016 and December 31, 2015; Shares Issued: 90,752,123 at March 31, 2016 and December 31, 2015	45,376	45,376
Additional Paid-in Capital	240,750	240,112
Retained Earnings	1,450,991	1,403,120
Accumulated Other Comprehensive Income (Loss)	76	(517)
	1,737,193	1,688,091
Less: Treasury Shares at Cost
Common Stock: 18,002,753 Shares at March 31, 2016 and 18,151,560 at December 31, 2015	(319,271)	(321,473)
Total Shareholders’ Equity	1,417,922	1,366,618
Total Liabilities & Shareholders’ Equity	$2,548,767	$2,655,171
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2016	2015
REVENUES:
Lease Revenues and Fees	$741,611	$695,282
Retail Sales	10,955	11,994
Non-Retail Sales	79,305	96,037
Franchise Royalties and Fees	16,295	17,004
Interest and Fees on Loans Receivable	4,763	—
Other	1,498	1,497
	854,427	821,814
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	348,302	315,986
Retail Cost of Sales	7,065	7,704
Non-Retail Cost of Sales	71,385	86,852
Operating Expenses	348,424	327,920
Other Operating Income, Net	(6,729)	(1,460)
	768,447	737,002
OPERATING PROFIT	85,980	84,812
Interest Income	421	439
Interest Expense	(6,312)	(5,969)
Other Non-Operating Expense, Net	(361)	(1,452)
EARNINGS BEFORE INCOME TAXES	79,728	77,830
INCOME TAXES	30,041	28,587
NET EARNINGS	$49,687	$49,243
EARNINGS PER SHARE
Basic	$.68	$.68
Assuming Dilution	$.68	$.68
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.025	$.023
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,634	72,517
Assuming Dilution	73,217	72,855
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net Earnings	$49,687	$49,243
Other Comprehensive Income:
Foreign Currency Translation Adjustment	593	3
Total Other Comprehensive Income	593	3
Comprehensive Income	$50,280	$49,246
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Earnings	$49,687	$49,243
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	348,302	315,986
Other Depreciation and Amortization	20,743	19,944
Accounts Receivable Provision	34,514	29,931
Provision for Credit Losses on Loans Receivable	1,798	—
Stock-Based Compensation	5,529	3,016
Deferred Income Taxes	1,616	(32,400)
Other Changes, Net	(6,100)	(965)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(447,382)	(405,270)
Book Value of Lease Merchandise Sold or Disposed	114,453	124,543
Accounts Receivable	(6,400)	(23,012)
Prepaid Expenses and Other Assets	(1,327)	6,535
Income Tax Receivable	149,140	117,298
Accounts Payable and Accrued Expenses	(57,704)	24,827
Accrued Regulatory Expense	(4,737)	(3,420)
Customer Deposits and Advance Payments	(7,591)	(1,287)
Cash Provided by Operating Activities	194,541	224,969
INVESTING ACTIVITIES:
Investments in Loans Receivable	(18,706)	—
Proceeds from Loans Receivable	18,635	—
Additions to Property, Plant and Equipment	(14,088)	(9,758)
Proceeds from Sale of Property, Plant and Equipment	15,082	1,027
Acquisitions of Businesses and Contracts	—	(3,623)
Proceeds from Dispositions of Businesses and Contracts	(32)	—
Cash Provided by (Used in) Investing Activities	891	(12,354)
FINANCING ACTIVITIES:
Proceeds from Debt	84,133	30,150
Repayments on Debt	(173,169)	(115,564)
Dividends Paid	(1,816)	(1,668)
Excess Tax Benefits from Stock-Based Compensation	(716)	53
Issuance of Stock Under Stock Option Plans	99	702
Cash Used in Financing Activities	(91,469)	(86,327)
Increase in Cash and Cash Equivalents	103,963	126,288
Cash and Cash Equivalents at Beginning of Period	14,942	3,549
Cash and Cash Equivalents at End of Period	$118,905	$129,837
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the “Company” or “Aaron’s”) is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories throughout the United States and Canada.
The Company's major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept), DAMI and Woodhaven Furniture
Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in
Company-operated and franchised stores.
Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, which was acquired by Progressive on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through a federally insured bank to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
The following table presents store count by ownership type for the Company's store-based operations:

Stores as of March 31 (Unaudited)	2016	2015
Company-operated stores
Sales and Lease Ownership	1,223	1,235
HomeSmart	82	83
Total Company-operated stores	1,305	1,318
Franchised stores	729	790
Systemwide stores	2,034	2,108
On April 5, 2016, the Company entered into an agreement to sell the 82 Company-operated HomeSmart stores. Refer to Note 9 for more information.
The following table presents active doors for Progressive:

Active Doors at March 31 (Unaudited)	2016	2015
Progressive Active Doors[1]	13,521	11,861
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
Basis of Presentation
The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unsurfaced and unforeseen events.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2015 (the “2015 Annual Report”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of operating results for the full year.

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
The Company holds notes issued by Perfect Home Holdings Limited (“Perfect Home”), a privately-held lease-to-own company that is primarily financed by share capital and subordinated debt. Perfect Home is based in the U.K. and operates 70 retail stores as of March 31, 2016.
Perfect Home is a variable interest entity (“VIE”) because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home since the Company lacks the power through voting or similar rights to direct the activities that most significantly affect Perfect Home's economic performance. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment, which is $22.1 million at March 31, 2016.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2015 Annual Report.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units and performance share units (collectively, “share-based awards”) as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Shares In Thousands)	2016	2015
Weighted average shares outstanding	72,634	72,517
Dilutive effect of share-based awards	583	338
Weighted average shares outstanding assuming dilution	73,217	72,855
Approximately 849,000 and 468,000 share-based awards were excluded from the computation for earnings per share assuming dilution during the three months ended March 31, 2016 and 2015, respectively, because the awards would have been anti-dilutive for the periods presented.
Investments
At March 31, 2016 and December 31, 2015, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home. The Perfect Home notes, which totaled £15.4 million ($22.1 million) and £15.1 million ($22.2 million) at March 31, 2016 and December 31, 2015, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets and mature on June 30, 2016. The increase in the carrying amount of the notes during the three months ended March 31, 2016 relates to accretion of the original discount on the notes, which had a face value of £10.0 million.
The Company does not intend to sell its securities and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of March 31, 2016.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for real estate leasing activities, in-transit credit card transactions and vendor consideration) and franchisee obligations.

Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2016	December 31, 2015
Customers	$32,263	$35,153
Corporate	16,046	26,175
Franchisee	36,894	52,111
	$85,203	$113,439
The following table shows the components of the accounts receivable provision for the three months ended March 31:

(In Thousands)	2016	2015
Bad debt expense	$27,939	$24,141
Provision for returns and uncollected renewal payments	6,575	5,790
Accounts receivable provision	$34,514	$29,931
Refer to Note 1 to the consolidated financial statements in the 2015 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of March 31, 2016 and December 31, 2015, the allowance for lease merchandise write-offs was $34.6 million and $33.4 million, respectively.
Lease merchandise adjustments totaled $33.9 million and $29.3 million for the three months ended March 31, 2016 and 2015, respectively, and are included in operating expenses in the accompanying condensed consolidated statements of earnings.
Loans Receivable, Net
Loans receivable, net represents the principal balances of credit card charges at DAMI's participating merchants that remain outstanding to cardholders, plus unpaid interest and fees due from cardholders, net of an allowance for uncollectible amounts and unamortized fees (which include merchant fees, net of capitalized origination costs, promotional fees and deferred annual card fees).
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
Assets Held for Sale
Assets held for sale are classified within prepaid expenses and other assets in the condensed consolidated balance sheets.
On April 5, 2016, the Company entered into an agreement to sell substantially all of the assets and certain liabilities of the HomeSmart segment ("the HomeSmart Disposal Group"). Refer to Note 9 for more information. As a result of the expected sale, the Company classified the HomeSmart Disposal Group as held for sale as of March 31, 2016 and recognized a loss of $4.6 million in the three month period then ended related to the write-down of the disposal group to its fair value, less estimated costs to sell. The loss is reflected within other operating income, net in the condensed consolidated statements of earnings. The sale of the HomeSmart Disposal Group does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment is not classified as discontinued operations.
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2016 and December 31, 2015. On January 29, 2016, the Company sold its Corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million. The gain was recorded to other operating income, net in the condensed consolidated statements of earnings. After adjustment to fair value, the carrying amount of the properties held for sale as of March 31, 2016 and December 31, 2015 is $4.9 million and $7.0 million, respectively.
Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2016	$(517)	$(517)
Other comprehensive income	593	593
Balance at March 31, 2016	$76	$76
There were no reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016.
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
Recent Accounting Pronouncements
Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this ASU retrospectively in this quarterly report and as a result debt issuance costs of $3.7 million at December 31, 2015, previously recognized as an asset in prepaid expenses and other assets, are now classified as a direct deduction from debt in the condensed consolidated balance sheet as of that date.
Measurement-Period Adjustments. In September 2015, the FASB issued No. ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the adjustment amounts. The adjustment amounts must include the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, ASU 2015-16 applies to open measurement periods, regardless of the acquisition date. The Company has adopted this standard in this quarterly report and applied it to the measurement period adjustments related to the DAMI acquisition. See Note 2 for more information.

Pending adoption
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue at the amount to which it expects to be entitled in exchange for transferring goods or services to a customer. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent amendment, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. In March and April 2016, the FASB issued additional updates to the revenue recognition guidance in ASU 2014-09 related to principal versus agent assessments, identifying performance obligations, and the accounting for licenses. The Company has not yet determined the potential effects of adopting ASU 2014-09 and any related updates on its consolidated financial statements. The Company plans to complete its initial assessment of how it will be affected by this standard and any related updates in the second half of 2016.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. The Company has not yet determined the potential effects of adopting ASU 2016-02 on its consolidated financial statements.
Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of the update is to simplify the accounting for employee share-based awards by, among other things, requiring companies to recognize the income tax effects of awards in earnings when they vest or are settled, providing companies with an option to recognize forfeitures in earnings as they occur, and clarifying certain guidance on classification of awards as either equity or liabilities and classification of tax payment activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2016-09 on its consolidated financial statements.

NOTE 2.	ACQUISITIONS
During the three months ended March 31, 2016, the Company did not make any cash payments related to the acquisitions of businesses or contracts. During the three months ended March 31, 2015, net cash payments related to the acquisitions of businesses, including contracts, were $3.6 million. The effect of these acquisitions on the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 was not significant.
DAMI Acquisition
On October 15, 2015, the Company acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million.The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the three months ended March 31, 2016 (referred to as the "measurement period adjustments"). The measurement period adjustments did not have a significant effect on the condensed consolidated financial statements.

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$54,900	$—	$54,900

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	4,185	—	4,185
Loans Receivable[3]	89,186	(876)	88,310
Receivables	45	—	45
Property, Plant and Equipment	2,754	—	2,754
Other Intangibles	3,400	(500)	2,900
Income Tax Receivable	728	—	728
Prepaid Expenses and Other Assets	671	—	671
Deferred Income Tax Assets	375	2,426	2,801
Total Identifiable Assets Acquired	101,344	1,050	102,394
Accounts Payable and Accrued Expenses	(1,709)	(760)	(2,469)
Debt	(45,025)	—	(45,025)
Total Liabilities Assumed	(46,734)	(760)	(47,494)
Goodwill	290	(290)	—
Net Assets Acquired	$54,900	$—	$54,900
1 As previously reported in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
2 The measurement period adjustments primarily related to the resolution of certain income tax-related matters.
3 Contractually required amounts due at the acquisition date were $94.2 million.
The preliminary acquisition accounting presented above is subject to further refinement. The Company is still finalizing certain working capital adjustments with the sellers and gathering information on certain contingencies that existed at the acquisition date. Estimates for affected items have been included in the acquisition accounting and are expected to be finalized prior to the one year anniversary date of the acquisition.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,587)	$—	$—	$(11,576)	$—
The Company maintains the Aaron’s, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2016			December 31, 2015
	Level 1	Level 2[1]	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$39,059	$—	$—	$6,976	$—

[1]	Assets held for sale is presented in the table net of liabilities of $1.1 million associated with the HomeSmart Disposal Group.
As discussed in Note 1, the HomeSmart Disposal Group is classified as held for sale as of March 31, 2016 and certain real estate properties that consist of land and commercial buildings are classified as held for sale as of March 31, 2016 and December 31, 2015. Assets and disposal groups classified as held for sale are adjusted to fair value less estimated costs to sell, and the adjustment is recorded in other operating income, net in the condensed consolidated statements of earnings.
The Company estimated the fair value of the HomeSmart Disposal Group as of March 31, 2016 based on the contractual sales price. The highest and best use of the real estate properties held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. The Company estimated the fair values of real estate properties using the market values for similar properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$22,108	$—	$—	$22,226
Fixed-Rate Long-Term Debt[2]	—	(394,375)	—	—	(395,618)	—

[1]
The Perfect Home notes were initially measured at cost. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $375.0 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 4: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2016	December 31, 2015
Credit Card Loans	$30,456	$13,900
Acquired Loans	59,521	74,866
Loans Receivable, Gross	89,977	88,766

Allowance for Loan Losses	(2,589)	(937)
Unamortized Fees	(4,190)	(2,034)
Loans Receivable, Net	$83,198	$85,795
The following table summarizes the aging of the Company’s finance receivables portfolio, including delinquency percentage rates. A cardholder account is measured as past due when a current account’s minimum payment due has been outstanding for 30 days or longer. The aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value of the Acquired Loans.

Aging Category	March 31, 2016	December 31, 2015
30-59 days past due	5.9%	7.9%
60-89 days past due	2.5%	3.3%
90 or more days past due	3.7%	4.1%
Past due loans receivable	12.1%	15.3%
Current loans receivable	87.9%	84.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—

NOTE 5.	INDEBTEDNESS
See Note 7 to the consolidated financial statements in the 2015 Annual Report and Note 9 in these condensed consolidated financial statements.

NOTE 6.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2016, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $74.2 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $760,000 as of March 31, 2016.
The maximum facility commitment amount under the franchisee loan program is $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of Cdn $50.0 million. The Company remains subject to the financial covenants under the franchisee loan facility.
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
At March 31, 2016, the Company had accrued $5.2 million for pending legal and regulatory matters for which it believes losses are probable, which is the Company's best estimate of its exposure to loss. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.3 million.
At March 31, 2016, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $546,000 and $2.6 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates as to legal and regulatory accruals, as to aggregate probable loss amounts and as to reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. Discovery on this matter is closed. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. On October 4, 2013, the Company also filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. On August 14, 2015, the Company filed a motion for partial summary judgment seeking judicial dismissal of a portion of the claims in the case. The motion filed October 4, 2013 to allow counterclaims was denied by the magistrate judge on June 30, 2014, and that decision was confirmed by the District Court on November 30, 2015. On December 23, 2015, the Company filed a motion requesting permission for an interlocutory appeal of the denial of the motion to add counterclaims to the United States Third Circuit Court of Appeals, which also remains pending. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that the pro-rate violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. On March 7, 2016, the Company moved for limited reconsideration of that ruling. On March 24, 2016, plaintiff filed a motion for approval of issuance of class notice. The Company has filed a motion requesting a stay on issuance of class notice pending the ruling on the request for limited reconsideration of the partial summary judgment ruling and the request for interlocutory review of the denial of the motion to add counterclaims filed on December 23, 2015. That motion remains pending.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia (Case No. 1:14-cv-01919-TWT), several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company has filed a motion to dismiss plaintiffs' amended complaint. On June 4, 2015, the Court granted the Company’s motion to dismiss all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs then filed a second amended complaint alleging only the invasion of privacy claims that survived the June 4, 2015 court order, and adding a claim for unjust enrichment. The Company filed a motion to dismiss the second amended complaint, and on September 16, 2015, the Court granted the Company’s motion to dismiss plaintiffs’ unjust enrichment claim. The only remaining claim against the Company is a claim for aiding and abetting invasion of privacy. Plaintiffs filed their motion for class certification on March 18, 2016. The Company responded in opposition to that motion, which remains pending.
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

Other Matters
In Foster v. Aaron’s, Inc., filed on August 21, 2015, in the United States District Court in Phoenix, Arizona (No. CV-15-1637-PHX-SRB), the plaintiff in this putative class action alleges that the Company violated the Telephone Consumer Protection Act ("TCPA") by placing automated calls to customer references, or otherwise violated the TCPA in the manner in which the Company contacts customer references. The Company's initial responsive pleading was filed on October 7, 2015. A Scheduling Order was entered on January 26, 2016.
Other Contingencies
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
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $383.9 million and $378.7 million as of March 31, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
See Note 9 to the consolidated financial statements in the 2015 Annual Report for further information.

NOTE 7.	SEGMENTS
As of March 31, 2016, the Company had six operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. On April 5, 2016, the Company entered into an agreement to sell HomeSmart. See Note 9 for more information. The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. The HomeSmart division offers furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed. DAMI offers a variety of second-look financing programs originated through a federally insured bank to customers of participating merchants and, together with Progressive, allows the Company to provide retail partners one source for financing and leasing transactions with below prime customers. The Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

	Three Months Ended March 31,
(In Thousands)	2016	2015
Revenues From External Customers:
Sales and Lease Ownership	$502,192	$536,160
Progressive	306,665	251,619
HomeSmart	17,680	16,972
DAMI[1]	4,763	—
Franchise	16,295	17,004
Manufacturing	24,923	28,806
Other	284	368
Revenues of Reportable Segments	872,802	850,929
Elimination of Intersegment Revenues	(23,802)	(28,289)
Cash to Accrual Adjustments	5,427	(826)
Total Revenues from External Customers	$854,427	$821,814
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$43,562	$52,575
Progressive	21,914	15,830
HomeSmart[2]	(3,229)	537
DAMI	(2,882)	—
Franchise	13,119	13,898
Manufacturing	868	1,282
Other[3]	(6,156)	(11,479)
Earnings Before Income Taxes for Reportable Segments	67,196	72,643
Elimination of Intersegment Profit	(755)	(1,268)
Cash to Accrual and Other Adjustments	13,287	6,455
Total Earnings Before Income Taxes	$79,728	$77,830
1 Represents interest and fees on loans receivable, and excludes the effect of interest expense.
2 HomeSmart earnings before income taxes includes an estimated loss on the sale of HomeSmart of $4.6 million during the three months ended March 31, 2016 incurred upon classification of the HomeSmart Disposal Group as held for sale.
3 Earnings before income taxes for the Other category includes a gain of $11.1 million on the sale of the Company's corporate office building during the the three months ended March 31, 2016.
Revenues in the Other category are primarily revenues attributable to leasing space to unrelated third parties in the corporate headquarters building and several minor unrelated activities. The pre-tax losses or earnings in the Other category generally are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.

(In Thousands)	March 31, 2016	December 31, 2015
Assets:
Sales and Lease Ownership	$1,249,551	$1,261,040
Progressive	878,204	878,457
HomeSmart	38,621	44,429
DAMI	93,701	97,486
Franchise	39,161	53,693
Manufacturing[1]	31,538	28,986
Other	217,991	291,080
Total Assets	$2,548,767	$2,655,171

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $22.1 million and $19.4 million as of March 31, 2016 and December 31, 2015, respectively.

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

•
Interest expense is allocated to the Sales and Lease Ownership and HomeSmart segments based a percentage of their revenues. Interest expense is allocated to the Progressive segment based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

NOTE 8.RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 7 and 14 to the consolidated financial statements in the 2015 Annual Report.
NOTE 9. SUBSEQUENT EVENTS
HomeSmart
On April 5, 2016, the Company entered into an agreement to sell the 82 Company-operated HomeSmart stores. The transaction is expected to close in May, subject to customary closing conditions. During the current quarter, the Company recognized a loss of $4.6 million related to the write-down of the HomeSmart Disposal Group to its fair value less estimated costs to sell. The Company expects that any additional charges associated with the sale of HomeSmart would not be significant to future results.
Amendments to DAMI Credit Facility
On May 5, 2016, the Company entered into the eleventh amendment to the 2011 loan and security agreement assumed in the October 2015 DAMI acquisition (the DAMI Credit Facility). Among other things, the amendment changed the EBITDA ratio DAMI is required to maintain. DAMI was in compliance with the amended financial covenants as of March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,”“believe,” “expect,” “forecast,” “guidance,” “intend,” “could,” “project,” “estimate,” “anticipate,” “should,” and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally, challenges relating to the integration of Progressive and a failure to realize the expected benefits of the integration, the execution and results of our operational strategies, risks related to Progressive's "virtual" lease-to-own business, deteriorations in our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2015 Annual Report.
Business Overview
Aaron’s, Inc. (“we”, “our”, “us”, “Aaron’s” or the “Company”) is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories, and currently has more than 2,000 Company-operated and franchised stores in 47 states and Canada.
Our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, HomeSmart (established as a weekly payment concept), DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
Progressive, acquired in 2014, is a leading virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, acquired on October 15, 2015, offers a variety of second-look financing programs originated through a federally insured bank to customers of participating merchants.
On April 5, 2016, the Company entered into an agreement to sell the 82 Company-operated HomeSmart stores, which includes substantially all of the assets and certain liabilities of the HomeSmart segment (the HomeSmart Disposal Group). The transaction is expected to close in May, subject to customary closing conditions.
For the three months ended March 31, 2016, total revenues were $854.4 million, an increase of 4.0% over the comparable period in 2015. The increase of $32.6 million was primarily due to a $55.0 million increase in revenues from Progressive, offset by a decrease of $27.2 million in revenues from our "core" business. The core business is our traditional lease-to-own store-based business and represents all of the operations of Aaron’s, excluding Progressive and DAMI. The decrease in revenues from the core business primarily results from a decrease of $16.7 million, or 17.4%, in revenues from non-retail sales for the three months ended March 31, 2016 from the comparable period in 2015. This decrease was mainly due to a .6% decrease in same store revenues of existing franchised stores and decreasing demand for product by franchisees as a result of the net reduction of 53 franchised stores during the 15-month period ended March 31, 2016. The decrease in lease revenues and fees from our core business also results from a 2.1% decrease in Company-operated same store revenues.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended March 31, 2016, we calculated this amount by comparing revenues for the three months ended March 31, 2016 to revenues for the comparable period in 2015 for all stores open for the entire 15-month period ended March 31, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores.

Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive segment:

Active Doors at March 31 (Unaudited)	2016	2015
Progressive Active Doors	13,521	11,861
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, net of returns. The following table presents invoice volume for the Progressive segment:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2016	2015
Progressive Invoice Volume	$218,927	$197,480
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the lease-to-own industry has suffered in recent periods due to economic challenges faced by our core customers. In response to these changing market conditions, we are executing a strategic plan for the core business that focuses on the following items and that we believe positions us for success over the long-term:
• Profitably grow our stores
• Accelerate our omni-channel platform
• Promote communication, coordination and integration
• Champion compliance
Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the three months ended March 31, 2016, and the comparable prior year period, some of the key revenue and cost and expense items that affected earnings were as follows:
Revenues. We separate our total revenues into six components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, interest and fees on loans receivable and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents the accretion of the discount on loans acquired in the DAMI acquisition, as well as merchant fees, finance charges and annual and other fees earned on loans originated since the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores and Progressive.
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
Other Operating Income, Net. Other operating income, net, consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.

Critical Accounting Policies
Refer to the 2015 Annual Report.
Results of Operations
As of March 31, 2016, the Company had six operating and reportable segments: Sales and Lease Ownership, Progressive, HomeSmart, DAMI, Franchise and Manufacturing. On April 5, 2016, the Company entered into an agreement to sell HomeSmart, as discussed earlier. The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
The Company’s Sales and Lease Ownership, Progressive, HomeSmart and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of Woodhaven Furniture Industries LLC, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit or loss.
Results of Operations – Three months ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Lease Revenues and Fees	$741,611	$695,282	$46,329	6.7%
Retail Sales	10,955	11,994	(1,039)	(8.7)
Non-Retail Sales	79,305	96,037	(16,732)	(17.4)
Franchise Royalties and Fees	16,295	17,004	(709)	(4.2)
Interest and Fees on Loans Receivable	4,763	—	4,763	nmf
Other	1,498	1,497	1.1
	854,427	821,814	32,613	4.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	348,302	315,986	32,316	10.2
Retail Cost of Sales	7,065	7,704	(639)	(8.3)
Non-Retail Cost of Sales	71,385	86,852	(15,467)	(17.8)
Operating Expenses	348,424	327,920	20,504	6.3
Other Operating Income, Net	(6,729)	(1,460)	5,269	360.9
	768,447	737,002	31,445	4.3
OPERATING PROFIT	85,980	84,812	1,168	1.4
Interest Income	421	439	(18)	(4.1)
Interest Expense	(6,312)	(5,969)	343	5.7
Other Non-Operating Expense, Net	(361)	(1,452)	(1,091)	(75.1)
EARNINGS BEFORE INCOME TAXES	79,728	77,830	1,898	2.4
INCOME TAXES	30,041	28,587	1,454	5.1
NET EARNINGS	$49,687	$49,243	$444.9%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Sales and Lease Ownership[1]	$502,192	$536,160	$(33,968)	(6.3)%
Progressive[2]	306,665	251,619	55,046	21.9
HomeSmart[1]	17,680	16,972	708	4.2
DAMI[3]	4,763	—	4,763	nmf
Franchise[4]	16,295	17,004	(709)	(4.2)
Manufacturing	24,923	28,806	(3,883)	(13.5)
Other	284	368	(84)	(22.8)
Revenues of Reportable Segments	872,802	850,929	21,873	2.6
Elimination of Intersegment Revenues	(23,802)	(28,289)	4,487	15.9
Cash to Accrual Adjustments	5,427	(826)	6,253	757.0
Total Revenues from External Customers	$854,427	$821,814	$32,613	4.0%
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
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $34.0 million to $502.2 million primarily due to a $17.9 million decrease in lease revenues and fees and a $17.3 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to a 2.4% decrease in same store revenues and the net reduction of 20 Company-operated stores during the 15-month period ended March 31, 2016. In particular, Texas stores, which represent approximately 18.4% of our store-based revenues, have continued to underperform other regions in period-over-period same-store sales due to the effects of contractions in the oil industry on that market. Non-retail sales decreased primarily due to decreased demand for product by franchisees primarily as a result of a .6% decrease in same store revenues of existing franchised stores and the net reduction of 53 franchised stores during the 15-month period ended March 31, 2016.
Progressive. Progressive segment revenues increased $55.0 million to $306.7 million primarily due to increases in invoice volumes at existing active doors as well as a net increase of approximately 1,660 active doors during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
HomeSmart. HomeSmart segment revenues increased $708,000 to $17.7 million primarily due to a 4% increase in lease revenues and fees. Lease revenues and fees within the HomeSmart segment increased due to a 6.9% increase in same store revenues, which more than offsets the impact of the net reduction of one Company-operated store during the 15-month period ended March 31, 2016.
Franchise. Franchise segment revenues decreased $709,000 to $16.3 million due to a .6% decrease in same store revenues of existing franchised stores and the net reduction of 53 franchised stores during the 15-month period ended March 31, 2016.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Personnel costs	$163,530	$155,821
Occupancy costs	53,484	52,054
Lease merchandise adjustments	33,906	29,293
Bad debt expense	27,939	24,141
Advertising	9,686	11,600
Other operating expenses	59,879	55,011
Operating Expenses	$348,424	$327,920
Operating expenses increased $20.5 million, or 6.3%, to $348.4 million in 2016 from $327.9 million for the comparable period in 2015. As a percentage of total revenues, operating expenses increased to 40.8% in 2016 from 39.9% in 2015.
Personnel costs increased $7.7 million, or 4.9%, during the three months ended March 31, 2016 from the comparable period in 2015 primarily due to hiring to support the growth of Progressive. In addition, the Company recorded charges of $3.7 million during the three months ended March 31, 2016 primarily related to the retirement of the Company's chief financial officer.
Lease merchandise write-offs increased $4.6 million, or 15.7%, during the three months ended March 31, 2016 from the comparable period in 2015 due to the growth in Progressive revenues as a percentage of total revenues. Progressive's lease merchandise write-offs as a percentage of Progressive's lease revenues decreased to 6.2% in 2016 from 6.4% in 2015. Lease merchandise write-offs as a percentage of lease revenues for our core business increased to 3.5% in 2016 from 3.0% in 2015.
Bad debt expense increased $3.8 million, or 15.7%, during the three months ended March 31, 2016 from the comparable period in 2015 primarily due to the continued growth of Progressive. Progressive's bad debt expense as a percentage of Progressive's revenues decreased to 9.0% in 2016 from 9.6% in 2015.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $32.3 million, or 10.2%, to $348.3 million during the three months ended March 31, 2016, from $316.0 million during the comparable period in 2015. Levels of merchandise on lease for the Aaron's core business improved year over year, with idle merchandise representing approximately 5% of total depreciation expense in 2016 as compared to approximately 6% in 2015. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 47.0% from 45.4% in the prior year period, primarily because of Progressive's continued growth relative to our core business. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.
Retail cost of sales. Retail cost of sales decreased $639,000, or 8.3%, to $7.1 million during the three months ended March 31, 2016, from $7.7 million for the comparable period in 2015, and as a percentage of retail sales, did not change significantly.
Non-retail cost of sales. Non-retail cost of sales decreased $15.5 million, or 17.8%, to $71.4 million during the three months ended March 31, 2016, from $86.9 million for the comparable period in 2015, and as a percentage of non-retail sales, remained consistent at approximately 90% in both periods.

Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Losses (gains) on sales of stores	$32	$(2,075)
Net gains on sales of delivery vehicles	(463)	(318)
Impairment charges and net (gains) losses on asset dispositions and assets held for sale	(6,298)	933
Other operating income, net	$(6,729)	$(1,460)
During the three months ended March 31, 2016, impairment charges and net gains on asset dispositions and assets held for sale included a loss of $4.6 million related to the expected sale of the HomeSmart Disposal Group and a gain of $11.1 million related to the sale of the Company's corporate headquarters building in January 2016.
During the three months ended March 31, 2015, impairment charges and net losses on asset dispositions and assets held for sale included charges of $830,000, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of March 31, 2015. In addition, the Company recognized gains of $2.1 million from the sale of nine Aaron's Sales & Lease Ownership stores.
Operating Profit
Interest income. Interest income, which primarily relates to the Perfect Home notes, decreased to $421,000 during the three months ended March 31, 2016 compared with $439,000 for the comparable period in 2015.
Interest expense. Interest expense increased $343,000 to $6.3 million for the three months ended March 31, 2016 from $6.0 million in 2015 due primarily to interest on the debt assumed in connection with the October 15, 2015 DAMI acquisition, which was partially offset by reductions in other revolving credit borrowings in the current period.
Other non-operating expense, net. Included in other non-operating expense, net were net foreign exchange transaction losses of $325,000 and $1.7 million during the three months ended March 31, 2016 and 2015, respectively. These net losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
			2016 vs. 2015
(In Thousands)	2016	2015	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$43,562	$52,575	$(9,013)	(17.1)%
Progressive	21,914	15,830	6,084	38.4
HomeSmart[1]	(3,229)	537	(3,766)	(701.3)
Franchise	13,119	13,898	(779)	(5.6)
DAMI	(2,882)	—	(2,882)	nmf
Manufacturing	868	1,282	(414)	(32.3)
Other[2]	(6,156)	(11,479)	5,323	46.4
Earnings Before Income Taxes for Reportable Segments	67,196	72,643	(5,447)	(7.5)
Elimination of Intersegment Profit	(755)	(1,268)	513	40.5
Cash to Accrual and Other Adjustments	13,287	6,455	6,832	105.8
Total	$79,728	$77,830	$1,898	2.4%
nmf - Calculation is not meaningful
1 HomeSmart earnings before income taxes includes an estimated loss on the expected sale of HomeSmart of $4.6 million during the three months ended March 31, 2016 incurred upon classification of the HomeSmart Disposal Group as held for sale.

2 Earnings before income taxes for the Other category includes a gain of $11.1 million on the sale of the Company's corporate headquarters building during the three months ended March 31, 2016.
Income Tax Expense
Income tax expense increased $1.5 million to $30.0 million for the three months ended March 31, 2016 compared to $28.6 million for the same period in 2015. The effective tax rate also increased to 37.7% for the three months ended March 31, 2016 from 36.7% for the three months ended March 31, 2015. The increase is primarily related to valuation allowances recorded for certain tax credits.
Net Earnings
Net earnings increased $444,000 to $49.7 million during the three months ended March 31, 2016 from $49.2 million during the three months ended March 31, 2015, representing a .9% increase. As a percentage of total revenues, net earnings were 5.8% and 6.0% in 2016 and 2015, respectively.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2015 to March 31, 2016 include:

•
Cash and cash equivalents increased $104.0 million to $118.9 million at March 31, 2016 from $14.9 million at December 31, 2015. For additional information, refer to the “Liquidity and Capital Resources” section below.

•	Accounts receivable, net decreased $28.2 million to $85.2 million at March 31, 2016 from $113.4 million at December 31, 2015 primarily due to decreases in non-retail sales during the period.

•
Income tax receivable decreased $149.1 million primarily because the Company received income tax refunds, net of payments of $119.7 million, during the three months ended March 31, 2016. The enactment of the Protecting Americans From Tax Hikes Act in December 2015 extended bonus depreciation on eligible inventory held during 2015. Throughout 2015, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed and the Company applied for a refund at that time.

•
Accounts payable and accrued expenses decreased $55.9 million due primarily to decreases in lease merchandise purchases during the three months ended March 31, 2016 compared to the three months ended December 31, 2015.

•
Debt decreased $88.7 million due primarily to the net repayment of $89.0 million in revolving credit borrowings, term loans and capital lease obligations. Refer to “Liquidity and Capital Resources” below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the three months ended March 31, 2016 and 2015, cash provided by operating activities was $194.5 million and $225.0 million, respectively. The $30.5 million quarter-over-quarter decrease in operating cash flows occurred primarily because of increases in cash payments for lease merchandise, which offset the net effects of a $19.7 million increase in income tax refunds. We had increased cash payments for lease merchandise in the three months ended March 31, 2016 because of the growth in invoice volumes at Progressive and increased purchases at our core business in the fourth quarter of 2015 relative to the same period in 2014. Progressive's operating cash flow needs are more immediate than those of our core business when acquiring lease merchandise because Progressive pays for lease merchandise at a retailer's point-of-sale at the same time it enters into a lease agreement with its customers while our core business generally acquires inventory from its vendors on deferred payment terms.
For the three months ended March 31, 2016 and 2015, cash provided by investing activities was $891,000 and cash used in investing activities was $12.4 million, respectively. The increase in investing cash flows during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to cash received of $13.6 million related to the sale of the Company's corporate headquarters building in January 2016.
For the three months ended March 31, 2016 and 2015, cash used in financing activities was $91.5 million and $86.3 million, respectively. The $5.2 million decrease in financing cash flows was primarily due to $3.6 million additional net repayments of debt during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Our primary capital requirements consist of buying lease merchandise for sales and lease ownership stores and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments, and funding of loan receivables for DAMI. Our capital requirements historically have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
Debt Financing
As of March 31, 2016, $96.9 million in term loans and no revolving credit balances were outstanding under the revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of March 31, 2016 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of March 31, 2016, $41.0 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of March 31, 2016 was $10.5 million, in addition to letter of credit not to exceed $2.0 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. The DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year.
As of March 31, 2016, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of March 31, 2016, the Company had outstanding $75.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed above, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts will become due immediately. We are in compliance with all of these covenants at March 31, 2016 and believe that we will continue to be in compliance in the future.
The DAMI credit facility also contains financial covenants, including requirements that DAMI maintain certain EBTIDA and senior debt to capital base ratios. On May 5, 2016, the Company entered into the eleventh amendment to the DAMI credit facility. Among other things, the amendment changed the EBITDA ratio DAMI is required to maintain. DAMI was in compliance with the amended financial covenants as of March 31, 2016.
Dividends
We have a consistent history of paying dividends, having paid dividends for 29 consecutive years. At its November 2015 meeting, our board of directors increased the quarterly dividend by 8.7%, raising it to $.025 per share from $.023 per share. Aggregate dividend payments for the three months ended March 31, 2016 were $1.8 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
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
Commitments
Income Taxes. During the three months ended March 31, 2016, we received income tax refunds, net of payments, of $119.7 million. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $50.0 million.
The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. The Protecting Americans From Tax Hikes Act of 2015 (the 2015 Act) signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. As a result, the Company applied for and received a $100 million quick refund from the Internal Revenue Service (the "IRS") for the 2014 tax year during January 2015, and a $120 million quick refund for the 2015 tax year during February 2016. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
In future years, we may have to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2015 and prior periods. While the 2015 Act extended bonus depreciation through 2019, not considering the effects of bonus depreciation on future qualifying expenditures, we estimate that at December 31, 2015, the remaining tax deferral associated with the acts described above was approximately $178.0 million, of which approximately 80% is expected to reverse in 2016 and most of the remainder during 2017 and 2018.
Leases. The Company leases various properties and other assets in the normal course of business, including certain properties under capital leases with related parties. Our lease agreements are more fully described in Note 7 to the consolidated financial statements in the 2015 Annual Report.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of December 8, 2016.
At March 31, 2016, the portion that we might be obligated to repay in the event franchisees defaulted was $74.2 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood of any significant amounts being funded in connection with these commitments to be remote.
Contractual Obligations and Commitments.
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of March 31, 2016, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $383.9 million and $378.7 million as of March 31, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 6 to the condensed consolidated financial statements under the heading “Legal Proceedings,” which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2016 through January 31, 2016	—	—	—	10,496,421
February 1, 2016 through February 29, 2016	—	—	—	10,496,421
March 1, 2016 through March 31, 2016	—	—	—	10,496,421
Total	—		—
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization was publicly announced on October 4, 2013 and authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000. These authorizations have no expiration date, and the Company is not obligated to repurchase any shares. Subject to applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Eleventh amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo, N.A, dated as of May 5, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	May 5, 2016	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations

Date:	May 5, 2016	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller