Form 10-Q
period 2016-06-30
AARON'S INC
filed 2016-08-04
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
 ________________________________
 AARON’S, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

400 Galleria Parkway SE, Suite 300 Atlanta, Georgia	30339-3194
(Address of principal executive offices)	(Zip Code)
(678) 402-3000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________

Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 29, 2016
Common Stock, $.50 Par Value	72,772,614

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	June 30, 2016	December 31, 2015
ASSETS:
Cash and Cash Equivalents	$242,239	$14,942
Investments	20,863	22,226
Accounts Receivable (net of allowances of $33,183 in 2016 and $34,861 in 2015)	84,091	113,439
Lease Merchandise (net of accumulated depreciation and allowances of $726,499 in 2016 and $738,657 in 2015)	1,027,635	1,138,938
Loans Receivable (net of allowances and unamortized fees of $9,794 in 2016 and $2,971 in 2015)	83,260	85,795
Property, Plant and Equipment at Cost (net of accumulated depreciation of $224,643 in 2016 and $222,752 in 2015)	214,623	225,836
Goodwill	524,832	539,475
Other Intangibles (net of accumulated amortization of $61,798 in 2016 and $48,021 in 2015)	261,111	275,912
Income Tax Receivable	14,384	179,174
Prepaid Expenses and Other Assets	68,409	59,434
Total Assets	$2,541,447	$2,655,171
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$234,803	$300,356
Accrued Regulatory Expense	—	4,737
Deferred Income Taxes Payable	295,844	307,481
Customer Deposits and Advance Payments	57,645	69,233
Debt	493,507	606,746
Total Liabilities	1,081,799	1,288,553
Commitments and Contingencies (Note 6)
Shareholders’ Equity:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2016 and December 31, 2015; Shares Issued: 90,752,123 at June 30, 2016 and December 31, 2015	45,376	45,376
Additional Paid-in Capital	245,306	240,112
Retained Earnings	1,487,672	1,403,120
Accumulated Other Comprehensive Income (Loss)	169	(517)
	1,778,523	1,688,091
Less: Treasury Shares at Cost
Common Stock: 17,980,470 Shares at June 30, 2016 and 18,151,560 at December 31, 2015	(318,875)	(321,473)
Total Shareholders’ Equity	1,459,648	1,366,618
Total Liabilities & Shareholders’ Equity	$2,541,447	$2,655,171
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
REVENUES:
Lease Revenues and Fees	$688,677	$660,472	$1,430,288	$1,355,754
Retail Sales	6,460	7,073	17,415	19,067
Non-Retail Sales	72,610	84,449	151,915	180,486
Franchise Royalties and Fees	14,772	15,491	31,067	32,495
Interest and Fees on Loans Receivable	5,302	—	10,065	—
Other	1,532	1,564	3,030	3,061
	789,353	769,049	1,643,780	1,590,863
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	321,969	294,362	670,271	610,348
Retail Cost of Sales	3,892	4,849	10,957	12,553
Non-Retail Cost of Sales	63,984	76,463	135,369	163,315
Operating Expenses	330,601	325,555	679,025	653,475
Other Operating Expense (Income), Net	755	277	(5,974)	(1,183)
	721,201	701,506	1,489,648	1,438,508
OPERATING PROFIT	68,152	67,543	154,132	152,355
Interest Income	507	792	928	1,231
Interest Expense	(5,904)	(5,622)	(12,216)	(11,591)
Other Non-Operating (Expense) Income	(1,631)	1,641	(1,992)	189
EARNINGS BEFORE INCOME TAXES	61,124	64,354	140,852	142,184
INCOME TAXES	22,623	23,808	52,664	52,395
NET EARNINGS	$38,501	$40,546	$88,188	$89,789
EARNINGS PER SHARE
Basic	$.53	$.56	$1.21	$1.24
Assuming Dilution	$.53	$.56	$1.20	$1.23
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$.025	$.023	$.050	$.046
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,761	72,572	72,697	72,544
Assuming Dilution	73,279	72,965	73,248	72,910
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net Earnings	$38,501	$40,546	$88,188	$89,789
Other Comprehensive Income:
Foreign Currency Translation Adjustment	93	21	686	24
Total Other Comprehensive Income	93	21	686	24
Comprehensive Income	$38,594	$40,567	$88,874	$89,813
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Earnings	$88,188	$89,789
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	670,271	610,348
Other Depreciation and Amortization	40,956	39,756
Accounts Receivable Provision	74,968	67,794
Provision for Credit Losses on Loans Receivable	4,211	—
Stock-Based Compensation	10,446	6,725
Deferred Income Taxes	(9,522)	(70,748)
Other Changes, Net	(4,946)	(2,825)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(789,768)	(801,620)
Book Value of Lease Merchandise Sold or Disposed	210,547	236,750
Accounts Receivable	(45,475)	(56,856)
Prepaid Expenses and Other Assets	(6,435)	(898)
Income Tax Receivable	164,790	112,405
Accounts Payable and Accrued Expenses	(68,409)	3,788
Accrued Regulatory Expense	(4,737)	(9,700)
Customer Deposits and Advance Payments	(10,746)	(5,361)
Cash Provided by Operating Activities	324,339	219,347
INVESTING ACTIVITIES:
Investments in Loans Receivable	(36,500)	—
Proceeds from Loans Receivable	35,236	—
Additions to Property, Plant and Equipment	(30,955)	(21,821)
Proceeds from Sale of Property, Plant and Equipment	18,457	2,719
Acquisitions of Businesses and Contracts	(332)	(9,274)
Proceeds from Dispositions of Businesses and Contracts	34,968	8,330
Cash Provided by (Used in) Investing Activities	20,874	(20,046)
FINANCING ACTIVITIES:
Proceeds from Debt	90,678	30,150
Repayments on Debt	(204,512)	(141,374)
Dividends Paid	(3,636)	(1,668)
Excess Tax Benefits from Stock-Based Compensation	(694)	274
Issuance of Stock Under Stock Option Plans	248	912
Cash Used in Financing Activities	(117,916)	(111,706)
Increase in Cash and Cash Equivalents	227,297	87,595
Cash and Cash Equivalents at Beginning of Period	14,942	3,549
Cash and Cash Equivalents at End of Period	$242,239	$91,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company" or "Aaron’s") is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories throughout the United States and Canada.
As of June 30, 2016, the Company's major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division.
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
The following table presents store count by ownership type for the Company's store-based operations:

Stores as of June 30 (Unaudited)	2016	2015
Company-operated stores
Sales and Lease Ownership	1,221	1,211
HomeSmart	—	83
Total Company-operated stores	1,221	1,294
Franchised stores	722	786
Systemwide stores	1,943	2,080
The following table presents active doors for Progressive:

Active Doors at June 30 (Unaudited)	2016	2015
Progressive Active Doors[1]	13,930	11,749
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
Basis of Presentation
The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2015 (the "2015 Annual Report"). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of operating results for the full year.

Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation.
During the quarter, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. Refer to Note 7 for more information on the Company's segments.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2015 Annual Report.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units and performance share units (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2016	2015	2016	2015
Weighted average shares outstanding	72,761	72,572	72,697	72,544
Dilutive effect of share-based awards	518	393	551	366
Weighted average shares outstanding assuming dilution	73,279	72,965	73,248	72,910
During the three and six months ended June 30, 2016, there were approximately 1,265,000 and 1,057,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the periods presented.
During the three and six months ended June 30, 2015, there were approximately 545,000 and 507,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the periods presented.
Investments
At June 30, 2016 and December 31, 2015, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operates 69 retail stores as of June 30, 2016. The Perfect Home notes, which totaled £15.7 million ($20.9 million) and £15.1 million ($22.2 million) at June 30, 2016 and December 31, 2015, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets. The Company is in discussions with the owners of Perfect Home to, among other things, extend the maturity date of the notes at market terms.
The Company does not intend to sell the aforementioned held-to-maturity securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of June 30, 2016.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions and vendor consideration) and franchisee obligations.

Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2016	December 31, 2015
Customers	$36,723	$35,153
Corporate	18,020	26,175
Franchisee	29,348	52,111
	$84,091	$113,439
The following table shows the components of the accounts receivable provision for the six months ended June 30:

(In Thousands)	2016	2015
Bad debt expense	$56,210	$49,191
Provision for returns and uncollected renewal payments	18,758	18,603
Accounts receivable provision	$74,968	$67,794
Refer to Note 1 to the consolidated financial statements in the 2015 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of June 30, 2016 and December 31, 2015, the allowance for lease merchandise write-offs was $32.1 million and $33.4 million, respectively.
Lease merchandise adjustments totaled $28.1 million and $30.2 million for the three months ended June 30, 2016 and 2015, respectively, and $62.0 million and $59.5 million for the six months ended June 30, 2016 and 2015, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying condensed consolidated statements of earnings.
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
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2016 and December 31, 2015. Assets held for sale are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. After adjustment to fair value, the carrying amount of the properties held for sale as of June 30, 2016 and December 31, 2015 is $9.3 million and $7.0 million, respectively.
On January 29, 2016, the Company sold its Corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million, which was recorded to other operating expense (income), net in the condensed consolidated statements of earnings.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 are as follows:

(In Thousands)	Foreign Currency	Total
Balance at January 1, 2016	$(517)	$(517)
Other comprehensive income	686	686
Balance at June 30, 2016	$169	$169
There were no reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2016.
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
Recent Accounting Pronouncements
Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU retrospectively in the first quarter of 2016 and as a result debt issuance costs of $3.7 million at December 31, 2015, previously recognized as an asset in prepaid expenses and other assets, are now classified as a direct deduction from debt in the condensed consolidated balance sheet as of that date.
Measurement-Period Adjustments. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the adjustment amounts. The adjustment amounts must include the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, ASU 2015-16 applies to open measurement periods, regardless of the acquisition date. The Company adopted this standard in the first quarter of 2016 and applied it to the measurement period adjustments related to the DAMI acquisition. See Note 2 for more information.

Pending adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. In 2016, the FASB issued additional updates to the revenue recognition guidance in ASU 2014-09 related to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. The Company has not yet determined the potential effects of adopting ASU 2014-09 and any related updates on its consolidated financial statements. The Company plans to complete its initial assessment of how it will be affected by this standard and any related updates in the second half of 2016.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. The Company has not yet determined the potential effects of adopting ASU 2016-02 on its consolidated financial statements.
Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of the update is to simplify the accounting for employee share-based awards by, among other things, requiring companies to recognize the income tax effects of awards in earnings when they vest or are settled, providing companies with an option to recognize forfeitures in earnings as they occur, and clarifying certain guidance on classification of awards as either equity or liabilities and classification of tax payment activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this standard will be material to its consolidated financial statements.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. The standard will be adopted on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2016-13 on its consolidated financial statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2016 and 2015, net cash payments related to the acquisitions of businesses, including contracts, were $332,000 and $9.3 million, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the three months ended June 30, 2016 and 2015 was not significant.
DAMI Acquisition
On October 15, 2015, the Company acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the six months ended June 30, 2016 (referred to as the "measurement period adjustments"). The measurement period adjustments did not have a significant effect on the condensed consolidated financial statements.

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$54,900	$—	$54,900

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	4,185	—	4,185
Loans Receivable[3]	89,186	(60)	89,126
Receivables	45	—	45
Property, Plant and Equipment	2,754	—	2,754
Other Intangibles	3,400	(500)	2,900
Income Tax Receivable	728	—	728
Prepaid Expenses and Other Assets	671	—	671
Deferred Income Tax Assets	375	2,115	2,490
Total Identifiable Assets Acquired	101,344	1,555	102,899
Accounts Payable and Accrued Expenses	(1,709)	(1,265)	(2,974)
Debt	(45,025)	—	(45,025)
Total Liabilities Assumed	(46,734)	(1,265)	(47,999)
Goodwill	290	(290)	—
Net Assets Acquired	$54,900	$—	$54,900
1 As previously reported in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
2 The measurement period adjustments primarily relate to the resolution of certain income tax-related matters and contingencies that existed as of the acquisition date.
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
HomeSmart Disposition
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division. During the six months ended June 30, 2016, the Company recognized a loss of $4.2 million on the disposition which is recorded in other operating expense (income), net in the condensed consolidated statements of earnings. The sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment has not been classified as discontinued operations. The Company recorded additional charges of $1.4 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that will be sold in the near future.

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,929)	$—	$—	$(11,576)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,335	$—	$—	$6,976	$—
Assets and disposal groups classified as held for sale are adjusted to fair value less estimated costs to sell, and the adjustment is recorded in other operating expense (income), net in the condensed consolidated statements of earnings.
The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties. The Company estimated the fair values of real estate properties using the market values for similar properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$20,863	$—	$—	$22,226
Fixed-Rate Long-Term Debt[2]	—	(371,762)	—	—	(395,618)	—

[1]
The Perfect Home notes were initially measured at cost. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if fair value adjustments are necessary.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $350.0 million and $375.0 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2016	December 31, 2015
Credit Card Loans	$44,806	$13,900
Acquired Loans	48,248	74,866
Loans Receivable, Gross	93,054	88,766

Allowance for Loan Losses	(4,096)	(937)
Unamortized Fees	(5,698)	(2,034)
Loans Receivable, Net	$83,260	$85,795
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

Aging Category	June 30, 2016	December 31, 2015
30-59 days past due	7.2%	7.9%
60-89 days past due	3.1%	3.3%
90 or more days past due	3.9%	4.1%
Past due loans receivable	14.2%	15.3%
Current loans receivable	85.8%	84.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—
NOTE 5. INDEBTEDNESS
On June 30, 2016, DAMI, and HC Recovery, Inc., a wholly owned subsidiary of DAMI, entered into the twelfth amendment (the "Twelfth Amendment") to the 2011 loan and security agreement assumed by the Company in the October 2015 acquisition of DAMI (the "DAMI credit facility"). The Twelfth Amendment amends the DAMI credit facility to, among other things, (i) remove the financial covenant that requires DAMI to maintain a certain EBITDA ratio, (ii) include a financial covenant that requires DAMI to meet certain trailing twelve month and fiscal quarter EBITDA thresholds, (iii) include a minimum tangible net worth requirement for DAMI, and (iv) include a financial covenant that DAMI shall maintain a monthly Cash Collection Percentage (as defined in the DAMI credit facility) of greater than or equal to 5.0%. The Twelfth Amendment also amends the definition of "Permitted Indebtedness" in the DAMI credit facility to include non-interest bearing debt owed to the Company and certain of its affiliates under certain circumstances.
As amended, borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
See further discussion of Company indebtedness in Note 7 to the consolidated financial statements in the 2015 Annual Report.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2016, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $71.2 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $1.2 million as of June 30, 2016.
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
At June 30, 2016, the Company had accrued $5.1 million for pending legal and regulatory matters for which it believes losses are probable, which is the Company's best estimate of its exposure to loss. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.5 million.
At June 30, 2016, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $479,000 and $2.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The Company removed the lawsuit to the United States District Court for the District of New Jersey on December 6, 2010 (Civil Action No.: 10-06317(JAP)(LHG)). Plaintiff on behalf of herself and others similarly situated seeks equitable relief, statutory and treble damages, pre- and post-judgment interest and attorneys' fees. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. In August 2013, the Court of Appeals denied the Company’s request for an interlocutory appeal of the class certification issue. On October 4, 2013, the Company also filed a motion to allow counterclaims against all newly certified class members who may owe legitimate fees or damages to the Company or who failed to return merchandise to the Company prior to obtaining ownership. On August 14, 2015, the Company filed a motion for partial summary judgment seeking judicial dismissal of a portion of the claims in the case. The motion filed October 4, 2013 to allow counterclaims was denied by the magistrate judge on June 30, 2014, and that decision was confirmed by the District Court on November 30, 2015. On December 23, 2015, the Company filed a motion with the District Court requesting permission for an interlocutory appeal of the denial of the motion to add counterclaims, which also remains pending. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that the pro-rate violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. On March 7, 2016, the Company moved for limited reconsideration of that ruling. On March 24, 2016, plaintiff filed a motion for approval of issuance of class notice. The Company has filed a motion requesting a stay on issuance of class notice pending the ruling on the request for limited reconsideration of the partial summary judgment ruling and the request for interlocutory review of the denial of the motion to add counterclaims filed on December 23, 2015. Those motions remain pending, but the Court has allowed limited pre-notice class discovery to proceed.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia (Case No. 1:14-cv-01919-TWT), several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company filed a motion to dismiss plaintiffs' amended complaint. On June 4, 2015, the Court granted the Company’s motion to dismiss all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs then filed a second amended complaint alleging only the invasion of privacy claims that survived the June 4, 2015 court order, and adding a claim for unjust enrichment. The Company filed a motion to dismiss the second amended complaint, and on September 16, 2015, the Court granted the

Company’s motion to dismiss plaintiffs’ unjust enrichment claim. The only remaining claim against the Company is a claim for aiding and abetting invasion of privacy. Plaintiffs filed their motion for class certification on March 18, 2016. The Company responded in opposition to that motion, which remains pending.
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
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $390.5 million and $378.7 million as of June 30, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for unfunded loan commitments, which is included in accounts payable and accrued expenses, is approximately $505,000 as of June 30, 2016.
See Note 9 to the consolidated financial statements in the 2015 Annual Report for further information.
NOTE 7. SEGMENTS
As of June 30, 2016, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing. On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division. The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. The HomeSmart division, prior to its disposition, offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed. DAMI offers a variety of second-look financing programs originated through a federally insured bank to customers of participating merchants and, together with Progressive, allows the Company to provide retail partners one source for financing and leasing transactions with below prime customers. The Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

During the quarter, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments disclosed in the tables below to conform to this change.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Revenues From External Customers:
Sales and Lease Ownership	$461,464	$481,208	$968,915	$1,016,739
Progressive	298,574	255,946	605,239	507,565
HomeSmart	7,544	15,541	25,392	32,316
DAMI[1]	5,302	—	10,065	—
Franchise	14,772	15,491	31,067	32,495
Manufacturing	21,590	25,228	46,513	54,034
Other	353	327	637	695
Revenues of Reportable Segments	809,599	793,741	1,687,828	1,643,844
Elimination of Intersegment Revenues	(20,246)	(24,692)	(44,048)	(52,981)
Total Revenues from External Customers	$789,353	$769,049	$1,643,780	$1,590,863
Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$38,947	$40,690	$95,525	$99,731
Progressive	29,083	23,314	50,997	39,144
HomeSmart[2]	(694)	48	(3,653)	574
DAMI	(2,280)	—	(5,162)	—
Franchise	11,781	11,993	24,900	25,891
Manufacturing	536	376	1,404	1,658
Other[3]	(15,816)	(11,669)	(21,971)	(23,148)
Earnings Before Income Taxes for Reportable Segments	61,557	64,752	142,040	143,850
Elimination of Intersegment Profit	(433)	(398)	(1,188)	(1,666)
Total Earnings Before Income Taxes	$61,124	$64,354	$140,852	$142,184
1 Represents interest and fees on loans receivable, and excludes the effect of interest expense.
2 HomeSmart earnings before income taxes includes a loss on the sale of HomeSmart of $4.2 million and additional charges of $1.4 million related to exiting the HomeSmart business during the six months ended June 30, 2016, of which $1.0 million was incurred during the three months ended June 30, 2016.
3 Earnings before income taxes for the Other category during the the six months ended June 30, 2016 includes a gain of $11.1 million on the January 29, 2016 sale of the Company's corporate office building .
The pre-tax losses or earnings in the Other category generally are the result of corporate overhead not allocated to the reportable segments for management purposes.

(In Thousands)	June 30, 2016	December 31, 2015
Assets:
Sales and Lease Ownership	$1,187,749	$1,261,040
Progressive	877,413	878,457
HomeSmart	—	44,429
DAMI	93,576	97,486
Franchise	31,582	53,693
Manufacturing[1]	28,529	28,986
Other	322,598	291,080
Total Assets	$2,541,447	$2,655,171

[1]
Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $19.4 million as of June 30, 2016 and December 31, 2015.

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

•
Interest expense has been allocated to the Sales and Lease Ownership and HomeSmart segments based on a percentage of their revenues. Interest expense is allocated to the Progressive segment based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

NOTE 8. RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 7 and 14 to the consolidated financial statements in the 2015 Annual Report.
On May 13, 2016, the Company sold its remaining 82 Company-operated HomeSmart stores to Buddy's Newco for $35 million. Refer to Note 2 for more information on the sale. Buddy’s Newco is a subsidiary of Buddy’s Home Furnishings ("Buddy’s"), the third largest lease-to-own home furnishings provider in the United States. Buddy’s is a portfolio company of Vintage Capital Management ("Vintage"), a private equity fund controlled by Brian R. Kahn. Based on information provided in a Schedule 13G filed with the Securities Exchange Commission on August 12, 2015 (the latest available filing made by Vintage), Vintage owned approximately 10% of the Company’s outstanding common stock. In May 2014, Mr. Kahn and Matthew E. Avril joined the Company’s Board of Directors. In August 2015, Mr. Kahn resigned from the Board, but not due to any disagreement with the Company. At the time the HomeSmart transaction was approved by the Company’s Board of Directors, Mr. Avril owned a limited partnership interest in Vintage, served as a strategic advisor to Vintage and served as a director of a Vintage portfolio company.
In connection with the HomeSmart transaction, the Company engaged a nationally recognized and independent financial advisor with substantial experience in transactions involving lease-to-own companies to conduct a thorough review of likely potential purchasers of the HomeSmart business. Through that process, Buddy’s emerged as the only interested potential purchaser of the business with the financial ability to consummate such a transaction on terms likely satisfactory to the Company. In addition, prior to its approval of the HomeSmart transaction, the Company’s Board of Directors obtained a fairness opinion from a nationally recognized and independent valuation firm, to opine on the fairness, from a financial point of view, of the consideration to be paid by Vintage to the Company in connection with the HomeSmart transaction. Based on these and other factors, the Company’s Board of Directors approved the HomeSmart transaction, with Mr. Avril abstaining from the Board’s vote on the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will,""believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally, challenges relating to the integration of Progressive and a failure to realize the expected benefits of the integration, the execution and results of our operational strategies, risks related to Progressive's "virtual" lease-to-own business, deteriorations in our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2015 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us", "Aaron’s" or the "Company") is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories, and currently has more than 1,900 Company-operated and franchised stores in 47 states and Canada.
As of June 30, 2016, our major operating divisions are the Aaron’s Sales & Lease Ownership division (established as a monthly payment concept), Progressive, DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. On May 13, 2016, the Company sold the 82 Company-operated HomeSmart stores and ceased operations of that division.
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
For the three months ended June 30, 2016, total revenues were $789.4 million, an increase of 2.6% over the comparable period in 2015. The increase of $20.3 million was primarily due to a $42.6 million increase in revenues from Progressive, offset by a decrease of $27.6 million in revenues from our "core" business. The core business is our traditional lease-to-own store-based business and represents all of the operations of Aaron’s, excluding Progressive and DAMI. The core business experienced a decrease in lease revenues and fees resulting from a 1.2% decrease in Company-operated Sales and Lease Ownership same store revenues and the HomeSmart disposition in May 2016, as well as the net reduction of 14 Company-operated Sales and Lease Ownership stores during the 15-month period ended June 30, 2016. Revenues from non-retail sales also decreased $11.8 million, or 14.0%, because of decreasing demand for product by franchisees due primarily to the net reduction of 68 franchised stores during the 15-month period ended June 30, 2016. The 1.2% decrease in Company-operated Sales and Lease Ownership same store revenues was caused primarily by the underperformance of our stores in Texas, which represent approximately 18.5% of our store-based revenues, due to the effects of contractions in the oil industry on that market.
For the six months ended June 30, 2016, total revenues were $1.6 billion, an increase of 3.3% over the comparable period in 2015. The increase of $52.9 million was primarily due to a $97.7 million increase in revenues from Progressive, offset by a decrease of $54.8 million in revenues from our core business. The decrease in revenues from the core business primarily results from a decrease in lease revenues and fees due to a 2.2% decrease in Company-operated Sales and Lease Ownership same store revenues and the HomeSmart disposition in May 2016, as well as the net reduction of 45 Company-operated Sales and Lease Ownership stores during the 24-month period ended June 30, 2016. Revenues from non-retail sales also decreased $28.6 million, or 15.8%, primarily because of decreasing demand for product by franchisees caused by a .5% decrease in same store revenues of existing franchised stores and the net reduction of 65 franchised stores during the 24-month period ended June 30, 2016. The 2.2% decrease in Company-operated Sales and Lease Ownership same store revenues was caused primarily by the same factors discussed in the preceding paragraph.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended June 30, 2016, we calculated this amount by comparing revenues for the three months ended June 30, 2016 to revenues for the comparable period in 2015 for all stores open for the entire 15-month period ended June 30, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2016, we calculated this amount by comparing revenues for the six months ended June 30, 2016 to revenues for the comparable period in 2015 for all stores open for the entire 24-month period ended June 30, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores.
Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive segment:

Active Doors at June 30 (Unaudited)	2016	2015
Progressive Active Doors	13,930	11,749
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, net of returns. The following table presents invoice volume for the Progressive segment:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2016	2015
Progressive Invoice Volume	$204,170	$178,633
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. In response to these changing market conditions, we are executing a strategic plan for the core business that focuses on the following items and that we believe positions us for success over the long-term:
• Improve store profitability
• Accelerate our omni-channel platform
• Promote communication, coordination and integration
• Champion compliance
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which will enable us to sharpen our focus on activities that have the highest potential for return. We also are taking steps to further address the expense structure at our core business, which includes completing a thorough review of our remaining store base to identify opportunities for future rationalization.
Key Components of Earnings
In this management’s discussion and analysis section, we review our consolidated results. For the three and six months ended June 30, 2016, and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings were as follows:
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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, lease merchandise adjustments, bad debt expense, and advertising, among other expenses.
Other Operating Expense (Income), Net. Other operating expense (income), net, consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Critical Accounting Policies
Refer to the 2015 Annual Report.
Results of Operations
As of June 30, 2016, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing.
On May 13, 2016, the Company sold all of its 82 HomeSmart stores to Buddy's Newco for $35 million. Refer to Note 2 herein for more information regarding such sale. During the six months ended June 30, 2016, the Company recognized a loss of $4.2 million on the disposition. The Company recorded additional charges of $1.4 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that will be sold in the near future. The sale of HomeSmart was a related party transaction. Refer to Note 8 to the condensed consolidated financial statements for more information.
The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
During the quarter, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments in all segment-related disclosures in this management’s discussion and analysis section to conform to this change.
The Company’s Sales and Lease Ownership, Progressive, and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these three segments are discussed. The production of our Manufacturing segment, consisting of Woodhaven Furniture Industries LLC, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

Results of Operations – Three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Lease Revenues and Fees	$688,677	$660,472	$28,205	4.3%
Retail Sales	6,460	7,073	(613)	(8.7)
Non-Retail Sales	72,610	84,449	(11,839)	(14.0)
Franchise Royalties and Fees	14,772	15,491	(719)	(4.6)
Interest and Fees on Loans Receivable	5,302	—	5,302	nmf
Other	1,532	1,564	(32)	(2.0)
	789,353	769,049	20,304	2.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	321,969	294,362	27,607	9.4
Retail Cost of Sales	3,892	4,849	(957)	(19.7)
Non-Retail Cost of Sales	63,984	76,463	(12,479)	(16.3)
Operating Expenses	330,601	325,555	5,046	1.5
Other Operating Expense, Net	755	277	478	172.6
	721,201	701,506	19,695	2.8
OPERATING PROFIT	68,152	67,543	609.9
Interest Income	507	792	(285)	(36.0)
Interest Expense	(5,904)	(5,622)	282	5.0
Other Non-Operating (Expense) Income	(1,631)	1,641	(3,272)	(199.4)
EARNINGS BEFORE INCOME TAXES	61,124	64,354	(3,230)	(5.0)
INCOME TAXES	22,623	23,808	(1,185)	(5.0)
NET EARNINGS	$38,501	$40,546	$(2,045)	(5.0)%

nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Sales and Lease Ownership[1]	$461,464	$481,208	$(19,744)	(4.1)%
Progressive[2]	298,574	255,946	42,628	16.7
HomeSmart[1]	7,544	15,541	(7,997)	(51.5)
DAMI[3]	5,302	—	5,302	nmf
Franchise[4]	14,772	15,491	(719)	(4.6)
Manufacturing	21,590	25,228	(3,638)	(14.4)
Other	353	327	26	8.0
Revenues of Reportable Segments	809,599	793,741	15,858	2.0
Elimination of Intersegment Revenues	(20,246)	(24,692)	4,446	18.0
Total Revenues from External Customers	$789,353	$769,049	$20,304	2.6%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on an accrual basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
[4] Segment revenue consists of franchise royalties and fees.

Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $19.7 million to $461.5 million primarily due to a $12.6 million decrease in non-retail sales and a $4.9 million decrease in lease revenues and fees. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as result of the net reduction of 68 franchised stores during the 15-month period ended June 30, 2016, which was partially offset by a .4% increase in same store revenues of existing franchised stores during the period. Lease revenues and fees decreased due to a 1.2% decrease in same store revenues and the net reduction of 14 Company-operated stores during the 15-month period ended June 30, 2016. In particular, Texas stores, which represent approximately 18.5% of our store-based revenues, have continued to underperform other regions in period-over-period same-store sales due to the effects of contractions in the oil industry on that market.
Progressive. Progressive segment revenues increased $42.6 million to $298.6 million primarily due to increases in invoice volumes at existing active doors as well as a net increase of approximately 2,200 active doors during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Franchise. Franchise segment revenues decreased $719,000 to $14.8 million due to the impact of the net reduction of 68 franchised stores during the 15-month period ended June 30, 2016, which was partially offset by a .4% increase in same store revenues of existing franchised stores during the period.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended June 30,
(In Thousands)	2016	2015
Personnel costs	$156,428	$152,121
Occupancy costs	52,005	51,465
Lease merchandise adjustments	28,125	30,210
Bad debt expense	28,271	25,050
Advertising	11,968	11,600
Other operating expenses	53,804	55,109
Operating Expenses	$330,601	$325,555
Operating expenses increased $5.0 million, or 1.5%, to $330.6 million during the three months ended June 30, 2016 from $325.6 million for the comparable period in 2015. As a percentage of total revenues, operating expenses decreased to 41.9% in the three months ended June 30, 2016 from 42.3% in the same period in 2015.
Personnel costs increased $4.3 million, or 2.8%, during the three months ended June 30, 2016 from the comparable period in 2015 primarily due to hiring to support the growth of Progressive.
Lease merchandise adjustments decreased $2.1 million, or 6.9%, during the three months ended June 30, 2016 from the comparable period in 2015. Progressive's lease merchandise adjustments as a percentage of Progressive's lease revenues decreased to 4.5% in 2016 from 6.1% in 2015 due to continued operational improvements and enhancements to the lease decisioning process. Lease merchandise adjustments as a percentage of lease revenues for our core business increased to 3.7% in 2016 from 3.6% in 2015.
Bad debt expense increased $3.2 million, or 12.9%, during the three months ended June 30, 2016 from the comparable period in 2015 primarily due to the continued growth of Progressive. However, Progressive's bad debt expense as a percentage of Progressive's revenues decreased to 9.5% in 2016 from 9.8% in 2015.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $27.6 million, or 9.4%, to $322.0 million during the three months ended June 30, 2016, from $294.4 million during the comparable period in 2015. Levels of merchandise on lease for the Aaron's core business remained consistent year over year, with idle merchandise representing approximately 6% of total depreciation expense in 2016 and 2015. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 46.8% from 44.6% in the prior year period, primarily because of Progressive's continued growth relative to our core business. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.

Retail cost of sales. Retail cost of sales decreased $1.0 million, or 19.7%, to $3.9 million during the three months ended June 30, 2016, from $4.8 million for the comparable period in 2015, and as a percentage of retail sales, decreased to 60.2% from 68.6% in the prior year period due primarily to increases in certain vendor rebates in the current year period.
Non-retail cost of sales. Non-retail cost of sales decreased $12.5 million, or 16.3%, to $64.0 million during the three months ended June 30, 2016, from $76.5 million for the comparable period in 2015, and decreased as a percentage of non-retail sales to 88.1% from 90.5% in the prior year period due primarily to increases in certain vendor rebates in the current year period.
Other Operating Expense, Net
Information about the components of other operating expense, net is as follows:

	Three Months Ended June 30,
(In Thousands)	2016	2015
Losses on sales of stores	$—	$737
Net gains on sales of delivery vehicles	(241)	(634)
Impairment charges and net losses on asset dispositions and assets held for sale	996	174
Other operating expense, net	$755	$277
During the three months ended June 30, 2016, the impairment charges and net losses on asset dispositions and assets held for sale were primarily due to the write down to fair value of certain assets related to the HomeSmart division that were not included in the May 2016 disposition, but that the Company expects to sell in the near future.
Operating Profit
Interest income. Interest income, which primarily relates to the British pound-denominated Perfect Home notes, decreased to $507,000 during the three months ended June 30, 2016 compared to $792,000 for the comparable period in 2015 primarily because of a decline in the value of the British pound relative to the U.S. dollar during the current period.
Interest expense. Interest expense increased $282,000 to $5.9 million for the three months ended June 30, 2016 compared with $5.6 million for the comparable period in 2015 due primarily to interest on the debt assumed in connection with the October 15, 2015 DAMI acquisition, which was partially offset by reductions in other borrowings in the current period.
Other non-operating (expense) income. Included in other non-operating (expense) income were foreign exchange transaction losses of $1.7 million and gains of $1.4 million during the three months ended June 30, 2016 and 2015, respectively. These losses and gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
			2016 vs. 2015
(In Thousands)	2016	2015	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$38,947	$40,690	$(1,743)	(4.3)%
Progressive	29,083	23,314	5,769	24.7
HomeSmart	(694)	48	(742)	nmf
DAMI	(2,280)	—	(2,280)	nmf
Franchise	11,781	11,993	(212)	(1.8)
Manufacturing	536	376	160	42.6
Other	(15,816)	(11,669)	(4,147)	(35.5)
Earnings Before Income Taxes for Reportable Segments	61,557	64,752	(3,195)	(4.9)
Elimination of Intersegment Profit	(433)	(398)	(35)	(8.8)
Total	$61,124	$64,354	$(3,230)	(5.0)%
nmf - Calculation is not meaningful

Income Tax Expense
Income tax expense decreased $1.2 million to $22.6 million for the three months ended June 30, 2016, compared to $23.8 million for the comparable period in 2015. The effective tax rate remained consistent at 37.0% for both the three months ended June 30, 2016 and June 30, 2015.
Net Earnings
Net earnings decreased $2.0 million to $38.5 million during the three months ended June 30, 2016 from $40.5 million during the three months ended June 30, 2015. As a percentage of total revenues, net earnings were 4.9% and 5.3% for the three months ended June 30, 2016 and the same period in 2015, respectively.
Results of Operations – Six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Lease Revenues and Fees	$1,430,288	$1,355,754	$74,534	5.5%
Retail Sales	17,415	19,067	(1,652)	(8.7)
Non-Retail Sales	151,915	180,486	(28,571)	(15.8)
Franchise Royalties and Fees	31,067	32,495	(1,428)	(4.4)
Interest and Fees on Loans Receivable	10,065	—	10,065	nmf
Other	3,030	3,061	(31)	(1.0)
	1,643,780	1,590,863	52,917	3.3
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	670,271	610,348	59,923	9.8
Retail Cost of Sales	10,957	12,553	(1,596)	(12.7)
Non-Retail Cost of Sales	135,369	163,315	(27,946)	(17.1)
Operating Expenses	679,025	653,475	25,550	3.9
Other Operating Income, Net	(5,974)	(1,183)	4,791	405.0
	1,489,648	1,438,508	51,140	3.6
OPERATING PROFIT	154,132	152,355	1,777	1.2
Interest Income	928	1,231	(303)	(24.6)
Interest Expense	(12,216)	(11,591)	625	5.4
Other Non-Operating (Expense) Income	(1,992)	189	(2,181)	nmf
EARNINGS BEFORE INCOME TAXES	140,852	142,184	(1,332)	(.9)
INCOME TAXES	52,664	52,395	269.5
NET EARNINGS	$88,188	$89,789	$(1,601)	(1.8)%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Sales and Lease Ownership[1]	$968,915	$1,016,739	$(47,824)	(4.7)%
Progressive[2]	605,239	507,565	97,674	19.2
HomeSmart[1]	25,392	32,316	(6,924)	(21.4)
DAMI[3]	10,065	—	10,065	nmf
Franchise[4]	31,067	32,495	(1,428)	(4.4)
Manufacturing	46,513	54,034	(7,521)	(13.9)
Other	637	695	(58)	(8.3)
Revenues of Reportable Segments	1,687,828	1,643,844	43,984	2.7
Elimination of Intersegment Revenues	(44,048)	(52,981)	8,933	16.9
Total Revenues from External Customers	$1,643,780	$1,590,863	$52,917	3.3%
nmf - Calculation is not meaningful
[1] Segment revenue principally consists of lease revenues and fees, retail sales and non-retail sales, and is presented on an accrual basis.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
[4] Segment revenue consists of franchise royalties and fees.
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $47.8 million to $968.9 million primarily due to a $30.0 million decrease in non-retail sales and a $22.7 million decrease in lease revenues and fees. Non-retail sales decreased primarily due to decreased demand for product by franchisees primarily as a result of the net reduction of 65 franchised stores during the 24-month period ended June 30, 2016 and a .5% decrease in same store revenues of existing franchised stores during the period. Lease revenues and fees decreased primarily due to a 2.2% decrease in same store revenues and the net reduction of 45 Company-operated stores during the 24-month period ended June 30, 2016.
Progressive. Progressive segment revenues increased $97.7 million to $605.2 million primarily due to increases in invoice volumes at existing active doors as well as an increase in active doors during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Franchise. Franchise segment revenues decreased $1.4 million to $31.1 million due to a .5% decrease in same store revenues of existing franchised stores and the net reduction of 65 franchised stores during the 24-month period ended June 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Six Months Ended June 30,
(In Thousands)	2016	2015
Personnel costs	$319,958	$307,942
Occupancy costs	105,489	103,519
Lease merchandise adjustments	62,031	59,503
Bad debt expense	56,210	49,191
Advertising	21,654	19,711
Other operating expenses	113,683	113,609
Operating Expenses	$679,025	$653,475
Operating expenses increased $25.6 million, or 3.9%, to $679.0 million in 2016 from $653.5 million for the comparable period in 2015. As a percentage of total revenues, operating expenses increased to 41.3% in the six months ended June 30, 2016 from 41.1% in the same period in 2015.

Personnel costs increased $12.0 million, or 3.9%, during the six months ended June 30, 2016 from the comparable period in 2015 primarily due to hiring to support the growth of Progressive. In addition, the Company recorded charges of $3.7 million during the six months ended June 30, 2016 primarily related to the retirement of the Company's chief financial officer.
Lease merchandise adjustments increased $2.5 million, or 4.2%, during the six months ended June 30, 2016 from the comparable period in 2015 due to the growth in Progressive revenues as a percentage of total revenues. Progressive's lease merchandise adjustments as a percentage of Progressive's lease revenues decreased to 5.4% in the six months ended June 30, 2016 from 6.2% in the same period in 2015 due to continued operational improvements and enhancements to the lease decisioning process. Lease merchandise adjustments as a percentage of lease revenues for our core business increased to 3.6% in 2016 from 3.3% in 2015.
Bad debt expense increased $7.0 million, or 14.3%, during the six months ended June 30, 2016 from the comparable period in 2015 primarily due to the continued growth of Progressive. Progressive's bad debt expense as a percentage of Progressive's revenues decreased to 9.3% in 2016 from 9.7% in 2015.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $59.9 million, or 9.8%, to $670.3 million during the six months ended June 30, 2016, from $610.3 million during the comparable period in 2015. Levels of merchandise on lease for the Aaron's core business improved year over year, with idle merchandise representing approximately 5% of total depreciation expense in 2016 as compared to approximately 6% in 2015. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 46.9% from 45.0% in the prior year period, primarily because of Progressive's continued growth relative to our core business. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.
Retail cost of sales. Retail cost of sales decreased $1.6 million, or 12.7%, to $11.0 million during the six months ended June 30, 2016, from $12.6 million for the comparable period in 2015, and as a percentage of retail sales, decreased to 62.9% in 2016 from 65.8% in 2015 due primarily to increases in certain vendor rebates in the current year period.
Non-retail cost of sales. Non-retail cost of sales decreased $27.9 million, or 17.1%, to $135.4 million during the six months ended June 30, 2016, from $163.3 million for the comparable period in 2015, and as a percentage of non-retail sales, decreased to 89.1% in 2016 from 90.5% in 2015 due primarily to increases in certain vendor rebates in the current year period.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Six Months Ended June 30,
(In Thousands)	2016	2015
Losses (gains) on sales of stores	$32	$(1,338)
Net gains on sales of delivery vehicles	(704)	(952)
Impairment charges and net (gains) losses on asset dispositions and assets held for sale	(5,302)	1,107
Other operating income, net	$(5,974)	$(1,183)
During the six months ended June 30, 2016, impairment charges and net gains on asset dispositions and assets held for sale included a loss of $4.2 million related to the sale of HomeSmart, a $1.2 million charge primarily related to the write down to fair value of certain assets related to the HomeSmart division that were not included in the May 2016 disposition and a gain of $11.1 million related to the sale of the Company's corporate headquarters building in January 2016.
During the six months ended June 30, 2015, impairment charges and net losses on asset dispositions and assets held for sale included charges of $793,000, representing the impairment of leasehold improvements for Company-operated stores that were expected to be closed as of June 30, 2015. In addition, the Company recognized gains of $1.3 million from the sale of 19 Aaron's Sales & Lease Ownership stores during the period.
Operating Profit
Interest income. Interest income, which primarily relates to the British pound-denominated Perfect Home notes, decreased to $928,000 during the six months ended June 30, 2016 compared with $1.2 million for the comparable period in 2015 primarily because of a decline in the value of the British pound relative to the U.S. dollar during the current period.

Interest expense. Interest expense increased $625,000 to $12.2 million for the six months ended June 30, 2016 from $11.6 million in 2015 due primarily to interest on the debt assumed in connection with the October 15, 2015 DAMI acquisition, which was partially offset by reductions in other borrowings in the current period.
Other non-operating (expense) income. Included in other non-operating (expense) income were net foreign exchange transaction losses of $2.1 million and $312,000 during the six months ended June 30, 2016 and 2015, respectively. These net losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
			2016 vs. 2015
(In Thousands)	2016	2015	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$95,525	$99,731	$(4,206)	(4.2)%
Progressive	50,997	39,144	11,853	30.3
HomeSmart[1]	(3,653)	574	(4,227)	(736.4)
Franchise	24,900	25,891	(991)	(3.8)
DAMI	(5,162)	—	(5,162)	nmf
Manufacturing	1,404	1,658	(254)	(15.3)
Other[2]	(21,971)	(23,148)	1,177	5.1
Earnings Before Income Taxes for Reportable Segments	142,040	143,850	(1,810)	(1.3)
Elimination of Intersegment Profit	(1,188)	(1,666)	478	28.7
Total	$140,852	$142,184	$(1,332)	(.9)%
nmf - Calculation is not meaningful
1 HomeSmart loss before income taxes includes a loss on the sale of HomeSmart of $4.2 million and additional charges of $1.4 million related to exiting the HomeSmart business during the six months ended June 30, 2016.
2 Loss before income taxes for the Other category includes a gain of $11.1 million on the sale of the Company's corporate headquarters building during the six months ended June 30, 2016.
Income Tax Expense
Income tax expense increased $269,000 to $52.7 million for the six months ended June 30, 2016 compared to $52.4 million for the same period in 2015. The effective tax rate also increased to 37.4% for the six months ended June 30, 2016 from 36.9% for the six months ended June 30, 2015. The increase is primarily related to valuation allowances recorded for certain tax credits.
Net Earnings
Net earnings decreased $1.6 million to $88.2 million during the six months ended June 30, 2016 from $89.8 million during the six months ended June 30, 2015, representing a 1.8% decrease. As a percentage of total revenues, net earnings were 5.4% and 5.6% in the six months ended June 30, 2016 and the same period in 2015, respectively.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2015 to June 30, 2016 include:

•
Cash and cash equivalents increased $227.3 million to $242.2 million at June 30, 2016 from $14.9 million at December 31, 2015. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Accounts receivable, net decreased $29.3 million to $84.1 million at June 30, 2016 from $113.4 million at December 31, 2015 primarily due to decreases in non-retail sales during the period.

•
Lease merchandise, net decreased $111.3 million to $1.0 billion at June 30, 2016 from $1.1 billion at December 31, 2015 primarily due to decreases in lease merchandise purchases at our core operations during the six months ended June 30, 2016 compared to the six months ended December 31, 2015.

•
Income tax receivable decreased $164.8 million primarily because the Company received income tax refunds, net of payments of $115.3 million, during the six months ended June 30, 2016. The enactment of the Protecting Americans From Tax Hikes Act in December 2015 (the 2015 Act) extended bonus depreciation on eligible inventory held during 2015. Throughout 2015, the Company made payments based on the previously enacted law, resulting in an overpayment when the current act was signed and the Company applied for a refund at that time. The income tax receivable balance was further reduced due to adjustments to the provision for federal income taxes recorded during the six months ended June 30, 2016.

•
Accounts payable and accrued expenses decreased $65.6 million due primarily to decreases in lease merchandise purchases during the six months ended June 30, 2016 compared to the six months ended December 31, 2015.

•
Debt decreased $113.2 million due primarily to the net repayment of $113.8 million in revolving credit borrowings, term loans and capital lease obligations. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the six months ended June 30, 2016 and 2015, cash provided by operating activities was $324.3 million and $219.3 million, respectively. The $105.0 million period-over-period increase in operating cash flows occurred primarily because of a $102.2 million decrease in income tax payments, net of refunds, and declines in inventory purchases at our core business. In particular, income tax payments decreased by $81.7 million and income tax refunds increased by $20.5 million period-over-period. We made higher tax payments during the first six months of 2015 primarily because bonus depreciation had not been reinstated for 2015 at that time. As discussed more fully in the "Commitments" section below, the 2015 Act signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019, which allowed us to qualify for and receive a refund related to 2015 income tax payments and to avoid federal tax payments during the six months ended June 30, 2016. Separately, we had decreased lease merchandise purchases at our core business in the six months ended June 30, 2016 relative to the same period in 2015 because we have placed more emphasis this year on maintaining an optimal amount and mix of lease merchandise at our stores.
For the six months ended June 30, 2016 and 2015, cash provided by investing activities was $20.9 million and cash used in investing activities was $20.0 million, respectively. The increase in investing cash flows during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to cash received of $35.0 million related to the sale of the HomeSmart division in May 2016 and cash received of $13.6 million related to the sale of the Company's corporate headquarters building in January 2016. In addition, the Company made more store acquisitions in 2015 than in 2016.
For the six months ended June 30, 2016 and 2015, cash used in financing activities was $117.9 million and $111.7 million, respectively. The $6.2 million increase in cash used in financing activities was primarily due to $2.6 million additional net repayments of debt during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
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
Debt Financing
As of June 30, 2016, $96.9 million in term loans and no revolving credit balances were outstanding under the revolving credit and term loan agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of June 30, 2016 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the

Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of June 30, 2016, $42.0 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of June 30, 2016 was $9.2 million, in addition to separate availability for letters of credit not to exceed $2.0 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. The DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year. On June 30, 2016, DAMI entered into the twelfth amendment to the DAMI credit facility (the Twelfth Amendment). As amended, borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
As of June 30, 2016, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of June 30, 2016, the Company had outstanding $50.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2016 and believe that we will continue to be in compliance in the future.
The DAMI credit facility also contains financial covenants. The Twelfth Amendment amended the DAMI credit facility to, among other things, (i) remove the financial covenant that requires DAMI to maintain a certain EBITDA ratio, (ii) include a financial covenant that requires DAMI to meet certain trailing twelve month and fiscal quarter EBITDA thresholds, (iii) include a minimum tangible net worth requirement for DAMI, and (iv) include a financial covenant that DAMI shall maintain a monthly Cash Collection Percentage (as defined in the DAMI credit facility) of greater than or equal to 5.0%. The Twelfth Amendment also amends the definition of "Permitted Indebtedness" in the DAMI credit facility to include non-interest bearing debt owing to the Company and certain of its affiliates under certain circumstances. If we fail to comply with these covenants, we will be in default under the agreement, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2016 and believe that we will continue to be in compliance in the future.

Share Repurchases

We purchase our stock in the market from time to time as authorized by our Board of Directors. As of June 30, 2016, we have the authority to purchase 10,496,421 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 29 consecutive years. At its November 2015 meeting, our board of directors increased the quarterly dividend by 8.7%, raising it to $.025 per share from $.023 per share. Aggregate dividend payments for the six months ended June 30, 2016 were $3.6 million. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Commitments
Income Taxes. During the six months ended June 30, 2016, we received income tax refunds, net of payments, of $115.3 million. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $55.3 million.

The Tax Increase Prevention Act of 2014 signed into law on December 20, 2014 extended bonus depreciation and reauthorized work opportunity tax credits through the end of 2014. The 2015 Act signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. As a result, the Company applied for and received a $100 million quick refund from the Internal Revenue Service (the "IRS") for the 2014 tax year during January 2015, and a $120 million quick refund for the 2015 tax year during February 2016. Accordingly, our cash flow benefited from having a lower cash tax obligation, which, in turn, provided additional cash flow from operations. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
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
At June 30, 2016, the portion that we might be obligated to repay in the event franchisees defaulted was $71.2 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments.
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of June 30, 2016, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $390.5 million and $378.7 million as of June 30, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, was carried out by management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information see Note 6 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2016 through April 30, 2016	—	—	—	10,496,421
May 1, 2016 through May 31, 2016	—	—	—	10,496,421
June 1, 2016 through June 30, 2016	—	—	—	10,496,421
Total	—		—
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization was publicly announced on October 4, 2013 and authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000. These authorizations have no expiration date, and the Company is not obligated to repurchase any shares. Subject to applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Amendment No. 6 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers, dated as of June 30, 2016.

10.2*
Amendment No. 3 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of June 30, 2016 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note.

10.3*
Amendment No. 3 to Note Purchase Agreement by and among Aaron's, Inc. and certain other obligors and the purchasers dated as of June 30, 2016 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note.

10.4*
Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement by and among Aaron's, Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated June 30, 2016.

10.5*
Fourth Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron's, Inc. as sponsor, SunTrust Bank as servicer, and each of the other lending institutions party thereto as participants, dated June 30, 2016.

10.6
Twelfth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A. dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 7, 2016).

10.7*	Aaron's, Inc. Employees Retirement Plan, as amended and restated, effective January 1, 2016.

10.8*	First Amendment to the Aaron's, Inc. Employees Retirement Plan (as amended and restated effective January 1, 2016), dated as of June 28, 2016, to be effective October 4, 2016.

10.9*	Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 4, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	August 4, 2016	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations

Date:	August 4, 2016	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller