Form 10-Q
period 2016-09-30
AARON'S INC
filed 2016-11-02
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 28, 2016
Common Stock, $.50 Par Value	71,417,558

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In Thousands, Except Share Data)	September 30, 2016	December 31, 2015
ASSETS:
Cash and Cash Equivalents	$319,486	$14,942
Investments	20,948	22,226
Accounts Receivable (net of allowances of $34,726 in 2016 and $34,861 in 2015)	86,784	113,439
Lease Merchandise (net of accumulated depreciation and allowances of $737,104 in 2016 and $738,657 in 2015)	957,981	1,138,938
Loans Receivable (net of allowances and unamortized fees of $12,225 in 2016 and $2,971 in 2015)	83,548	85,795
Property, Plant and Equipment at Cost (net of accumulated depreciation of $229,724 in 2016 and $222,752 in 2015)	213,163	225,836
Goodwill	528,634	539,475
Other Intangibles (net of accumulated amortization of $68,823 in 2016 and $48,021 in 2015)	255,195	275,912
Income Tax Receivable	13,605	179,174
Prepaid Expenses and Other Assets	72,046	59,434
Total Assets	$2,551,390	$2,655,171
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$263,657	$300,356
Accrued Regulatory Expense	—	4,737
Deferred Income Taxes Payable	271,566	307,481
Customer Deposits and Advance Payments	62,901	69,233
Debt	496,170	606,746
Total Liabilities	1,094,294	1,288,553
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2016 and December 31, 2015; Shares Issued: 90,752,123 at September 30, 2016 and December 31, 2015	45,376	45,376
Additional Paid-in Capital	249,615	240,112
Retained Earnings	1,515,318	1,403,120
Accumulated Other Comprehensive Income (Loss)	(72)	(517)
	1,810,237	1,688,091
Less: Treasury Shares at Cost
Common Stock: 19,335,553 Shares at September 30, 2016 and 18,151,560 at December 31, 2015	(353,141)	(321,473)
Total Shareholders’ Equity	1,457,096	1,366,618
Total Liabilities & Shareholders’ Equity	$2,551,390	$2,655,171
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
REVENUES:
Lease Revenues and Fees	$673,869	$661,856	$2,104,157	$2,017,610
Retail Sales	6,131	6,988	23,546	26,055
Non-Retail Sales	67,349	81,708	219,264	262,194
Franchise Royalties and Fees	13,898	15,574	44,965	48,069
Interest and Fees on Loans Receivable	6,480	—	16,545	—
Other	1,255	1,568	4,285	4,629
	768,982	767,694	2,412,762	2,358,557
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	317,127	302,029	987,398	912,377
Retail Cost of Sales	4,093	4,537	15,050	17,090
Non-Retail Cost of Sales	60,316	73,567	195,685	236,882
Operating Expenses	331,977	345,514	1,011,002	998,989
Restructuring Expenses	4,658	—	4,658	—
Other Operating Expense (Income), Net	2	(962)	(5,972)	(2,145)
	718,173	724,685	2,207,821	2,163,193
OPERATING PROFIT	50,809	43,009	204,941	195,364
Interest Income	868	483	1,796	1,714
Interest Expense	(5,745)	(5,524)	(17,961)	(17,115)
Other Non-Operating Expense, Net	(650)	(1,412)	(2,642)	(1,223)
EARNINGS BEFORE INCOME TAXES	45,282	36,556	186,134	178,740
INCOME TAXES	15,818	12,362	68,482	64,757
NET EARNINGS	$29,464	$24,194	$117,652	$113,983
EARNINGS PER SHARE
Basic	$0.41	$0.33	$1.62	$1.57
Assuming Dilution	$0.40	$0.33	$1.61	$1.56
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.025	$0.023	$0.075	$0.069
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	72,608	72,586	72,667	72,558
Assuming Dilution	73,199	73,076	73,231	72,966
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net Earnings	$29,464	$24,194	$117,652	$113,983
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(241)	(156)	445	(132)
Total Other Comprehensive (Loss) Income	(241)	(156)	445	(132)
Comprehensive Income	$29,223	$24,038	$118,097	$113,851
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Earnings	$117,652	$113,983
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	987,398	912,377
Other Depreciation and Amortization	61,592	59,659
Accounts Receivable Provision	119,680	117,898
Provision for Credit Losses on Loans Receivable	7,461	—
Stock-Based Compensation	15,492	10,692
Deferred Income Taxes	(33,800)	(106,122)
Other Changes, Net	(3,329)	(3,835)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,134,644)	(1,234,441)
Book Value of Lease Merchandise Sold or Disposed	311,518	354,240
Accounts Receivable	(92,687)	(99,849)
Prepaid Expenses and Other Assets	(10,244)	(861)
Income Tax Receivable	165,569	111,098
Accounts Payable and Accrued Expenses	(40,367)	382
Accrued Regulatory Expense	(4,737)	(15,920)
Customer Deposits and Advance Payments	(6,094)	(5,991)
Cash Provided by Operating Activities	460,460	213,310
INVESTING ACTIVITIES:
Investments in Loans Receivable	(54,747)	—
Proceeds from Loans Receivable	50,569	—
Outflows on Purchases of Property, Plant and Equipment	(45,920)	(37,418)
Proceeds from Property, Plant and Equipment	19,483	5,941
Acquisitions of Businesses and Contracts	(9,671)	(16,841)
Proceeds from Dispositions of Businesses and Contracts	36,295	13,976
Cash Used in Investing Activities	(3,991)	(34,342)
FINANCING ACTIVITIES:
Proceeds from Debt	94,928	30,151
Repayments on Debt	(206,455)	(142,072)
Dividends Paid	(5,454)	(5,008)
Acquisition of Treasury Stock	(34,524)	—
Excess Tax (Deficiencies) Benefits from Stock-Based Compensation	(696)	340
Issuance of Stock Under Stock Option Plans	276	984
Cash Used in Financing Activities	(151,925)	(115,605)
Increase in Cash and Cash Equivalents	304,544	63,363
Cash and Cash Equivalents at Beginning of Period	14,942	3,549
Cash and Cash Equivalents at End of Period	$319,486	$66,912
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
As of September 30, 2016, the Company's major operating divisions are the Aaron’s Sales & Lease Ownership division, Progressive, DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division. See Note 2 for further discussion of the disposition.
Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, which was acquired by Progressive on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through a third party federally insured bank to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
The following table presents store count by ownership type for the Company's store-based operations:

Stores as of September 30 (Unaudited)	2016	2015
Company-operated stores
Sales and Lease Ownership	1,228	1,218
HomeSmart	—	82
Total Company-operated stores	1,228	1,300
Franchised stores	703	764
Systemwide stores	1,931	2,064
The following table presents active doors for Progressive:

Active Doors at September 30 (Unaudited)	2016	2015
Progressive Active Doors[1]	15,493	12,132
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2015 (the "2015 Annual Report"). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the full year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2015 Annual Report.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units and performance share units (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2016	2015	2016	2015
Weighted average shares outstanding	72,608	72,586	72,667	72,558
Dilutive effect of share-based awards	591	490	564	408
Weighted average shares outstanding assuming dilution	73,199	73,076	73,231	72,966
During the three and nine months ended September 30, 2016, there were approximately 1,193,000 and 1,102,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the periods presented.
During the three and nine months ended September 30, 2015, there were approximately 281,000 and 431,000 weighted-average share-based awards, respectively, excluded from the computation for earnings per share assuming dilution because the awards would have been anti-dilutive for the periods presented.
Investments
At September 30, 2016 and December 31, 2015, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operates 57 retail stores as of September 30, 2016. The Perfect Home notes, which totaled £16.1 million ($20.9 million) and £15.1 million ($22.2 million) at September 30, 2016 and December 31, 2015, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets. During the three months ended September 30, 2016, the Company amended the terms of the Perfect Home notes, which extended the maturity date from June 30, 2016 to June 30, 2017, increased the interest rate from 10% to 12% and provided the Company with a subordinated security interest in the assets of Perfect Home.
The Company does not intend to sell the aforementioned held-to-maturity securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of September 30, 2016.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions and vendor consideration) and franchisee obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2016	December 31, 2015
Customers	$33,022	$35,153
Corporate	23,054	26,175
Franchisee	30,708	52,111
	$86,784	$113,439
The following table shows the components of the accounts receivable provision for the nine months ended September 30:

(In Thousands)	2016	2015
Bad debt expense	$91,635	$87,817
Provision for returns and uncollected renewal payments	28,045	30,081
Accounts receivable provision	$119,680	$117,898
Refer to Note 1 to the consolidated financial statements in the 2015 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records lease merchandise adjustments on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of September 30, 2016 and December 31, 2015, the allowance for lease merchandise write-offs was $31.9 million and $33.4 million, respectively.
Lease merchandise adjustments was $36.6 million and $38.8 million for the three months ended September 30, 2016 and 2015, respectively, and $98.6 million and $98.3 million for the nine months ended September 30, 2016 and 2015, respectively. Lease merchandise adjustments are included in operating expenses in the accompanying condensed consolidated statements of earnings.
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
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2016 and December 31, 2015. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. The carrying amount of the properties held for sale as of September 30, 2016 and December 31, 2015 is $9.3 million and $7.0 million, respectively.
On January 29, 2016, the Company sold its corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million, which was recorded to other operating expense (income), net in the condensed consolidated statements of earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2016	$(517)
Other comprehensive income	445
Balance at September 30, 2016	$(72)
There were no reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016.
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
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value for the loans receivable, net of allowances, and the revolving credit borrowings also approximate their carrying amounts.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. In 2016, the FASB issued additional updates to the revenue recognition guidance in ASU 2014-09 related to principal versus agent assessments, identifying performance obligations, the accounting for licenses, and certain narrow scope improvements and practical expedients. The Company is evaluating the potential effects of adopting ASU 2014-09 and any related updates on its consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2016 and 2015, net cash payments related to the acquisitions of businesses, including contracts, were $9.7 million and $16.8 million, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 was not significant.
DAMI Acquisition
On October 15, 2015, the Company acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made during the nine months ended September 30, 2016 (referred to as the "measurement period adjustments"). The final measurement period adjustments did not have a significant effect on the condensed consolidated financial statements.

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
HomeSmart Disposition
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division. During the nine months ended September 30, 2016, the Company recognized a loss of $4.2 million on the disposition which is recorded in other operating expense (income), net in the condensed consolidated statements of earnings. The sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment has not been classified as discontinued operations. The Company recorded additional charges of $1.4 million during the nine months ended September 30, 2016 primarily related to the write-down to fair value, less estimated selling costs, of certain HomeSmart assets classified as held for sale as of September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,436)	$—	$—	$(11,576)	$—
The Company maintains the Aaron’s, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,285	$—	$—	$6,976	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expense (income), net in the condensed consolidated statements of earnings.
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

(In Thousands)	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$20,948	$—	$—	$22,226
Fixed-Rate Long-Term Debt[2]	—	(372,778)	—	—	(395,618)	—

[1]
The Perfect Home notes are carried at cost. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the notes are impaired.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $350.0 million and $375.0 million at September 30, 2016 and December 31, 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2016	December 31, 2015
Credit Card Loans	$56,010	$13,900
Acquired Loans	39,763	74,866
Loans Receivable, Gross	95,773	88,766

Allowance for Loan Losses	(5,588)	(937)
Unamortized Fees	(6,637)	(2,034)
Loans Receivable, Net	$83,548	$85,795
The following table summarizes the aging of the Company’s finance receivables portfolio, including delinquency percentage rates. A cardholder account is measured as past due when a current account’s minimum payment due has been outstanding for 30 days or longer. The aging is based on the contractual amounts outstanding for each loan as of period end and does not reflect the fair value of the Acquired Loans.

Aging Category	September 30, 2016	December 31, 2015
30-59 days past due	7.1%	7.9%
60-89 days past due	3.4%	3.3%
90 or more days past due	4.6%	4.1%
Past due loans receivable	15.1%	15.3%
Current loans receivable	84.9%	84.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—
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
At September 30, 2016, the Company was in compliance with all covenants related to its outstanding debt.
See further discussion of Company indebtedness in Note 7 to the consolidated financial statements in the 2015 Annual Report.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2016, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $58.8 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

losses. The Company believes the likelihood of any significant amounts being funded in connection with these commitments to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $1.1 million as of September 30, 2016.
The maximum facility commitment amount under the franchisee loan program is $175.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $50.0 million. The Company remains subject to the financial covenants under the franchisee loan facility.
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
At September 30, 2016, the Company had accrued $5.2 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $4.0 million.
At September 30, 2016, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $546,000 and $2.6 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Plaintiffs filed their motion for class certification on July 1, 2013, and the Company's response was filed in August 2013. On March 31, 2014, the United States District Judge dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC. The Court also dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants. In addition, the Court denied the plaintiffs’ motion to certify the class. Finally, the Judge denied the Company’s motion to dismiss the violation of ECPA claims. Plaintiffs requested and received immediate appellate review of these rulings by the United States Third Circuit Court of Appeals. On April 10, 2015, the Court of Appeals reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. The District Court has not issued a briefing schedule for evaluating the motion for class certification on remand.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia (Case No. 1:14-cv-01919-TWT), several plaintiffs allege that they leased computers for use in their law practice. The plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' legal clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The plaintiffs claim that information and data obtained by defendants through PC Rental Agent was attorney-client privileged. The Company filed a motion to dismiss plaintiffs' amended complaint. On June 4, 2015, the Court granted the Company’s motion to dismiss all

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims except a claim for aiding and abetting invasion of privacy. Plaintiffs then filed a second amended complaint alleging only the invasion of privacy claims that survived the June 4, 2015 court order, and adding a claim for unjust enrichment. The Company filed a motion to dismiss the second amended complaint, and on September 16, 2015, the Court granted the Company’s motion to dismiss plaintiffs’ unjust enrichment claim. The only remaining claim against the Company is a claim for aiding and abetting invasion of privacy. Plaintiffs filed their motion for class certification on March 18, 2016. The Company responded in opposition to that motion, and oral argument was held on September 27, 2016. A decision on that motion is pending.
Other Matters
In Foster v. Aaron’s, Inc., filed on August 21, 2015, in the United States District Court in Phoenix, Arizona (No. CV-15-1637-PHX-SRB), the plaintiff in this putative class action alleges that the Company violated the Telephone Consumer Protection Act ("TCPA") by placing automated calls to customer references, or otherwise violated the TCPA in the manner in which the Company contacts customer references. The Company's initial responsive pleading was filed on October 7, 2015. A Scheduling Order was entered on January 26, 2016. This case was dismissed with prejudice on August 4, 2016.
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
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $396.2 million and $378.7 million as of September 30, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for unfunded loan commitments, which is included in accounts payable and accrued expenses, is approximately $505,000 as of September 30, 2016.
See Note 9 to the consolidated financial statements in the 2015 Annual Report for further information.
NOTE 7. SEGMENTS
As of September 30, 2016, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing. On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that division. The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
The Aaron’s Sales & Lease Ownership division offers furniture, electronics, appliances and computers to consumers primarily on a monthly payment basis with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. The HomeSmart division, prior to its disposition, offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed. DAMI offers a variety of second-look financing programs originated through a third party federally insured bank to customers of participating merchants and, together with Progressive, allows the Company to provide retail partners with below prime customers one source for financing and leasing transactions. The Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, substantially all of which are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2016, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments disclosed in the tables below to conform to this change.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
REVENUES:
Sales and Lease Ownership	$437,075	$470,478	$1,405,990	$1,487,217
Progressive	308,397	265,986	913,636	773,551
HomeSmart	—	15,137	25,392	47,453
DAMI[1]	6,480	—	16,545	—
Franchise	13,898	15,574	44,965	48,069
Manufacturing	21,051	24,014	67,564	78,048
Other	102	307	739	1,002
Revenues of Reportable Segments	787,003	791,496	2,474,831	2,435,340
Elimination of Intersegment Revenues	(18,021)	(23,802)	(62,069)	(76,783)
Total Revenues from External Customers	$768,982	$767,694	$2,412,762	$2,358,557

EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership[2]	$23,385	$32,348	$118,910	$132,079
Progressive	24,655	5,617	75,652	44,761
HomeSmart[3]	(40)	(335)	(3,693)	239
DAMI	(2,524)	—	(7,686)	—
Franchise[4]	11,022	11,327	35,922	37,218
Manufacturing	(545)	349	859	2,007
Other[5]	(11,430)	(12,397)	(33,401)	(35,545)
Earnings Before Income Taxes for Reportable Segments	44,523	36,909	186,563	180,759
Elimination of Intersegment Loss (Profit)	759	(353)	(429)	(2,019)
Total Earnings Before Income Taxes	$45,282	$36,556	$186,134	$178,740
1 Represents interest and fees on loans receivable, and excludes the effect of interest expense.
2 Sales and Lease Ownership earnings before income taxes were impacted by $2.6 million of restructuring charges incurred during the three months ended September 30, 2016, primarily related to impairment charges incurred in conjunction with the Company's strategic decision to close 56 Company-operated stores.
3 HomeSmart earnings before income taxes includes a loss on the sale of HomeSmart of $4.2 million and additional charges of $1.4 million related to exiting the HomeSmart business during the nine months ended September 30, 2016, of which $40,000 was incurred during the three months ended September 30, 2016.
4 Franchise earnings before income taxes were impacted by $88,000 of restructuring charges related to a reduction in workforce incurred during the three months ended September 30, 2016.
5 Earnings before income taxes for the Other category during the nine months ended September 30, 2016 were impacted by a gain of $11.1 million on the January 29, 2016 sale of the Company's corporate office building and $2.0 million of restructuring charges related to a reduction in workforce incurred during the three months ended September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax losses or earnings in the Other category generally are the result of corporate overhead not allocated to the reportable segments for management purposes.

(In Thousands)	September 30, 2016	December 31, 2015
Assets:
Sales and Lease Ownership	$1,130,717	$1,261,040
Progressive	872,168	878,457
HomeSmart	—	44,429
DAMI	95,211	97,486
Franchise	33,465	53,693
Manufacturing[1]	24,943	28,986
Other	394,886	291,080
Total Assets	$2,551,390	$2,655,171
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $16.7 million and $19.4 million as of September 30, 2016 and December 31, 2015, respectively.
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

•
Interest expense has been allocated to the Sales and Lease Ownership and HomeSmart segments based on a percentage of their revenues. Interest expense is allocated to the Progressive and DAMI segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

NOTE 8. RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 7 and 14 to the consolidated financial statements in the 2015 Annual Report.
On May 13, 2016, the Company sold its remaining 82 Company-operated HomeSmart stores to Buddy's Newco for $35.0 million. Refer to Note 2 for more information on the sale. Buddy’s Newco is a subsidiary of Buddy’s Home Furnishings ("Buddy’s"), the third largest lease-to-own home furnishings provider in the United States. Buddy’s is a portfolio company of Vintage Capital Management ("Vintage"), a private equity fund controlled by Brian R. Kahn. Based on information provided in a Schedule 13G filed with the Securities Exchange Commission on August 12, 2015 (the latest available filing made by Vintage), Vintage owned approximately 10% of the Company’s outstanding common stock. In May 2014, Mr. Kahn and Matthew E. Avril joined the Company’s Board of Directors. In August 2015, Mr. Kahn resigned from the Board, but not due to any disagreement with the Company. At the time the HomeSmart transaction was approved by the Company’s Board of Directors, Mr. Avril owned a limited partnership interest in Vintage, served as a strategic advisor to Vintage and served as a director of a Vintage portfolio company.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. RESTRUCTURING
On July 29, 2016, the Company announced that a thorough review of the Company-operated store portfolio would be performed. As a result of this evaluation and other cost-reduction initiatives, during the three months ended September 30, 2016, the Company closed two underperforming Company-operated stores and will close 54 additional Company-operated stores during the three months ending December 31, 2016. Additional store closings are expected during 2017. The Company also optimized its home office and field support staff, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions. Total restructuring charges of $4.7 million were recorded during the three months ended September 30, 2016, comprised of $2.5 million related to the write-off and impairment of store property, plant and equipment and $2.1 million related to workforce reductions. These costs were included in the line item "Restructuring expenses" in the condensed consolidated statements of earnings.
Total restructuring charges of $2.6 million, $2.0 million, and $88,000 have been included in the Sales and Lease Ownership, Other, and Franchise segment results, respectively. The Company currently anticipates it will incur approximately $13.0 million related to this restructuring plan in the fourth quarter of 2016, principally related to contractual lease obligations for store locations that are being closed, all of which will be included within the Sales and Lease Ownership segment results.
The following table summarizes the balance of the accruals related to the restructuring charges and the movement in that accrual for the nine months ended September 30, 2016:

(In Thousands)	Severance	Fixed Assets	Total
Balance at January 1, 2016	$—	$—	$—
Restructuring Expenses	2,115	2,543	4,658
Payments	(1,229)	—	(1,229)
Impairment and Assets Written Off	—	(2,543)	(2,543)
Balance at September 30, 2016	$886	$—	$886

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2015 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us", "Aaron’s" or the "Company") is a leader in the sales and lease ownership and specialty retailing of furniture, consumer electronics, computers, and home appliances and accessories, and currently has more than 1,900 Company-operated and franchised stores in 47 states and Canada.
As of September 30, 2016, our major operating divisions are the Aaron’s Sales & Lease Ownership division, Progressive, DAMI and Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. On May 13, 2016, the Company sold the 82 Company-operated HomeSmart stores and ceased operations of that division.
Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, which was acquired by Progressive on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through a third-party federally insured bank to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
For the three months ended September 30, 2016, total revenues were $769.0 million, which was an increase of $1.3 million compared to prior year. The increase was due to a $42.4 million increase in revenues from Progressive and $6.5 million in revenues from DAMI, offset by a decrease of $47.6 million in revenues from our "core" business. The core business is our traditional lease-to-own store-based business and represents all of the operations of Aaron’s, excluding Progressive and DAMI. The core business experienced a decrease in lease revenues and fees resulting from: (i) a 4.6% decrease in Company-operated Sales and Lease Ownership same store revenues; and (ii) the HomeSmart disposition on May 13, 2016 resulting in a decrease in revenues of $15.1 million over the comparable period in 2015, both of which were partially offset by a net addition of 17 Company-operated Sales and Lease Ownership stores during the 15-month period ended September 30, 2016. The decrease in Company-operated Sales and Lease Ownership same store revenues was caused primarily by underperforming stores in Texas, which represent 18.6% of our store-based revenue, due to the effects of contractions in the oil industry on that market and also by fewer customers visiting our stores during the three months ended September 30, 2016, as compared to the same quarter last year. Revenues from non-retail sales also decreased $14.4 million, or 17.6%, due to a decrease in demand for product by franchisees and a net reduction of 83 franchised stores during the 15-month period ended September 30, 2016.
For the nine months ended September 30, 2016, total revenues were $2.4 billion, an increase of 2.3% over the comparable period in 2015. The increase of $54.2 million was due to a $140.1 million increase in revenues from Progressive and $16.5 million in revenues from DAMI, offset by a decrease of $102.4 million in revenues from our core business. The decrease in revenues from the core business primarily results from a decrease in lease revenues and fees due to a 2.9% decrease in Company-operated Sales and Lease Ownership same store revenues, and the HomeSmart disposition on May 13, 2016 resulting in a decrease in revenues of $22.1 million over the comparable period in 2015. Revenues from non-retail sales also decreased $42.9 million, or 16.4%, primarily due to a decrease in demand for product by franchisees and a net reduction of 82 franchised stores during the 24-month period ended September 30, 2016.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our core business. For the three months ended September 30, 2016, we calculated this amount by comparing revenues for the three months ended September 30, 2016 to revenues for the comparable period in 2015 for all stores open for the entire 15-month period ended September 30, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2016, we calculated this amount by comparing revenues for the nine months ended September 30, 2016 to revenues for the comparable period in 2015 for all stores open for the entire 24-month period ended September 30, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores.
During the three months ended September 30, 2016, the Company revised the methodology for calculating same store revenues and same store customer counts to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation after 27 months. Previously, merged stores were included in the same store calculation after 24 months. The change in the same store calculation had an immaterial impact on comparable store revenues and customer counts.
Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive segment:

Active Doors at September 30 (Unaudited)	2016	2015
Progressive Active Doors	15,493	12,132
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, net of returns. The following table presents invoice volume for the Progressive segment:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2016	2015
Progressive Invoice Volume	$207,079	$187,452
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
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which will enable us to sharpen our focus on activities that have the highest potential for return. We also took steps to further address the expense structure at our core business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, during the three months ended September 30, 2016, the Company closed two underperforming Company-operated stores during the third quarter, and will close 54 additional Company-operated stores during the fourth quarter of 2016. Additional store closings are expected during 2017. The Company also optimized its home office and field support staff, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions. Total restructuring charges of $4.7 million were recorded during the three months ended September 30, 2016, comprised of $2.5 million related to the write-off and impairment of store property, plant and equipment and $2.1 million related to workforce reductions. These costs were included in the line item "Restructuring expenses" in the condensed consolidated statements of earnings. The Company currently anticipates it will incur a charge of approximately $13.0 million related to this restructuring plan in the fourth quarter of 2016, principally related to contractual lease obligations for store locations that are being closed, all of which will be included within the Sales and Lease Ownership segment results.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three and nine months ended September 30, 2016, and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: lease revenues and fees, retail sales, non-retail sales, franchise royalties and fees, interest and fees on loans receivable and other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales mainly represent new merchandise sales to our Aaron’s Sales & Lease Ownership franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated since the DAMI acquisition, as well as the accretion of the discount on loans acquired in the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Critical Accounting Policies
Refer to the 2015 Annual Report.
Results of Operations
As of September 30, 2016, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing.
On May 13, 2016, the Company sold all of its 82 HomeSmart stores to Buddy's Newco for $35 million. Refer to Note 2 of the condensed consolidated financial statements herein for more information regarding the sale. During the nine months ended September 30, 2016, the Company recognized a loss of $4.2 million on the disposition. The Company recorded additional charges of $1.4 million primarily related to the write-down to fair value, less estimated selling costs, of certain HomeSmart assets that were classified as held for sale at September 30, 2016. The sale of HomeSmart was a related party transaction. Refer to Note 8 to the condensed consolidated financial statements for more information.
The results of DAMI have been included in the Company's consolidated results and presented as a reportable segment from its October 15, 2015 acquisition date.
During the nine months ended September 30, 2016, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments in all segment-related disclosures in this management’s discussion and analysis section to conform to this change.
The Company’s Sales and Lease Ownership, Progressive, DAMI and Franchise segments accounted for substantially all of the operations of the Company and, therefore, unless otherwise noted, only material changes within these four segments are discussed. The production of our Manufacturing segment, consisting of Woodhaven Furniture Industries LLC, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit or loss.

Results of Operations – Three months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Lease Revenues and Fees	$673,869	$661,856	$12,013	1.8%
Retail Sales	6,131	6,988	(857)	(12.3)
Non-Retail Sales	67,349	81,708	(14,359)	(17.6)
Franchise Royalties and Fees	13,898	15,574	(1,676)	(10.8)
Interest and Fees on Loans Receivable	6,480	—	6,480	nmf
Other	1,255	1,568	(313)	(20.0)
	768,982	767,694	1,288	0.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	317,127	302,029	15,098	5.0
Retail Cost of Sales	4,093	4,537	(444)	(9.8)
Non-Retail Cost of Sales	60,316	73,567	(13,251)	(18.0)
Operating Expenses	331,977	345,514	(13,537)	(3.9)
Restructuring Expenses	4,658	—	4,658	nmf
Other Operating Expense (Income), Net	2	(962)	964	100.2
	718,173	724,685	(6,512)	(0.9)
OPERATING PROFIT	50,809	43,009	7,800	18.1
Interest Income	868	483	385	79.7
Interest Expense	(5,745)	(5,524)	221	4.0
Other Non-Operating Expense, Net	(650)	(1,412)	(762)	(54.0)
EARNINGS BEFORE INCOME TAXES	45,282	36,556	8,726	23.9
INCOME TAXES	15,818	12,362	3,456	28.0
NET EARNINGS	$29,464	$24,194	$5,270	21.8%

nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Sales and Lease Ownership[1]	$437,075	$470,478	$(33,403)	(7.1)%
Progressive[2]	308,397	265,986	42,411	15.9
HomeSmart[1]	—	15,137	(15,137)	nmf
DAMI[3]	6,480	—	6,480	nmf
Franchise[4]	13,898	15,574	(1,676)	(10.8)
Manufacturing	21,051	24,014	(2,963)	(12.3)
Other	102	307	(205)	(66.8)
Revenues of Reportable Segments	787,003	791,496	(4,493)	(0.6)
Elimination of Intersegment Revenues	(18,021)	(23,802)	5,781	24.3
Total Revenues from External Customers	$768,982	$767,694	$1,288	0.2%
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

Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $33.4 million to $437.1 million primarily due to a $17.2 million decrease in non-retail sales and a $15.5 million decrease in lease revenues and fees. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as result of the net reduction of 83 franchised stores during the 15-month period ended September 30, 2016. Lease revenues and fees decreased due to a 4.6% decrease in same store revenues, partially offset by the net addition of 17 Company-operated stores during the 15-month period ended September 30, 2016.
Progressive. Progressive segment revenues increased $42.4 million to $308.4 million primarily due to a net increase of approximately 3,400 active doors as well as increases in invoice volumes at existing active doors during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
DAMI. DAMI segment revenues were $6.5 million and have been included in the Company's consolidated results from the October 15, 2015 acquisition date.
Franchise. Franchise segment revenues decreased $1.7 million to $13.9 million due to the impact of the net reduction of 83 franchised stores during the 15-month period ended September 30, 2016 and a 0.4% decrease in same store revenues of existing franchised stores during the period.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended September 30,
(In Thousands)	2016	2015
Personnel costs	$144,490	$149,777
Occupancy costs	51,805	53,406
Lease merchandise adjustments	36,556	38,791
Bad debt expense	35,425	38,626
Advertising	9,013	8,383
Other operating expenses	54,688	56,531
Operating Expenses	$331,977	$345,514
Operating expenses decreased $13.5 million, or 3.9%, to $332.0 million during the three months ended September 30, 2016 from $345.5 million for the comparable period in 2015. As a percentage of total revenues, operating expenses decreased to 43.2% in the three months ended September 30, 2016 from 45.0% in the same period in 2015.
Personnel costs decreased $5.3 million, or 3.5%, during the three months ended September 30, 2016 from the comparable period in 2015 primarily due to the May 13, 2016 sale of the HomeSmart division, offset by increases in hiring to support the growth of Progressive and DAMI.
Lease merchandise adjustments decreased $2.2 million, or 5.8%, during the three months ended September 30, 2016 from the comparable period in 2015. Progressive's lease merchandise adjustments as a percentage of Progressive's lease revenues decreased to 6.1% in 2016 from 8.5% in 2015 due to continued operational improvements and enhancements to the lease decisioning process.
Bad debt expense decreased $3.2 million, or 8.3%, during the three months ended September 30, 2016 from the comparable period in 2015 primarily due to continued operational improvements and enhancements to the lease decisioning process at Progressive. Progressive's bad debt expense as a percentage of Progressive's revenues decreased to 11.4% in 2016 from 14.5% in 2015.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $15.1 million, or 5.0%, to $317.1 million during the three months ended September 30, 2016, from $302.0 million during the comparable period in 2015. The depreciation of idle lease merchandise as a percentage of total Aaron's core depreciation remained consistent year over year at approximately 6%. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 47.1% from 45.6% in the prior year period, primarily due to a shift in product mix from our core business to Progressive to better match with consumer demands. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.

Retail cost of sales. Retail cost of sales decreased $444,000, or 9.8%, to $4.1 million during the three months ended September 30, 2016, from $4.5 million for the comparable period in 2015, and as a percentage of retail sales, increased to 66.8% from 64.9% in the prior year period due to increased discounting of pre-leased merchandise.
Non-retail cost of sales. Non-retail cost of sales decreased $13.3 million, or 18.0%, to $60.3 million during the three months ended September 30, 2016, from $73.6 million for the comparable period in 2015, and as a percentage of non-retail sales, remained consistent at approximately 90% in both periods.
Restructuring Expenses. In connection with the announced closure and consolidation of 56 underperforming Company-operated stores and workforce reductions in the home office and field support operations, charges of $4.7 million were incurred during the three months ended September 30, 2016. The charges were comprised of $2.5 million related to the impairment of store property, plant and equipment and $2.1 million related to workforce reductions.
Other Operating Expense (Income), Net
Information about the components of other operating expense (income), net is as follows:

	Three Months Ended September 30,
(In Thousands)	2016	2015
Net gains on sales of stores	$(36)	$(892)
Net gains on sales of delivery vehicles	(298)	(449)
Impairment charges and net losses on asset dispositions and assets held for sale	336	379
Other operating expense (income), net	$2	$(962)
Operating Profit
Interest income. Interest income increased to $868,000 during the three months ended September 30, 2016 compared to $483,000 for the comparable period in 2015 due to an increase in cash equivalent balances and a higher interest rate on our Perfect Home notes.
Interest expense. Interest expense increased $221,000 to $5.7 million for the three months ended September 30, 2016 compared with $5.5 million for the comparable period in 2015 due primarily to interest on the debt assumed in connection with the October 15, 2015 DAMI acquisition, which was partially offset by reductions in other borrowings in the current period.
Other non-operating expense, net. Included in other non-operating expense, net were foreign exchange remeasurement losses of $607,000 and $1.4 million during the three months ended September 30, 2016 and 2015, respectively. These losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
			2016 vs. 2015
(In Thousands)	2016	2015	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership[1]	$23,385	$32,348	$(8,963)	(27.7)%
Progressive	24,655	5,617	19,038	338.9
HomeSmart	(40)	(335)	295	88.1
DAMI	(2,524)	—	(2,524)	nmf
Franchise[2]	11,022	11,327	(305)	(2.7)
Manufacturing	(545)	349	(894)	(256.2)
Other[3]	(11,430)	(12,397)	967	7.8
Earnings Before Income Taxes for Reportable Segments	44,523	36,909	7,614	20.6
Elimination of Intersegment Profit	759	(353)	1,112	315.0
Total	$45,282	$36,556	$8,726	23.9%
nmf - Calculation is not meaningful
1 Sales and Lease Ownership earnings before income taxes were impacted by $2.6 million of restructuring charges incurred during the three months ended September 30, 2016 primarily related to impairment charges incurred in conjunction with the Company's strategic decision to close 56 Company-operated stores.
2 Franchise earnings before income taxes were impacted by $88,000 of restructuring charges related to a reduction in workforce incurred during the three months ended September 30, 2016.
3 Earnings before income taxes for the Other category were impacted by $2.0 million of restructuring charges incurred during the three months ended September 30, 2016 related to a reduction in our home office and field support workforce.
Income Tax Expense
Income tax expense increased $3.5 million to $15.8 million for the three months ended September 30, 2016, compared to $12.4 million for the comparable period in 2015. The effective tax rate increased to 34.9% for the three months ended September 30, 2016 from 33.8% for the three months ended September 30, 2015. The increase is primarily the result of decreased tax benefits related to the Company's furniture manufacturing operations.
Net Earnings
Net earnings increased $5.3 million to $29.5 million during the three months ended September 30, 2016 from $24.2 million during the three months ended September 30, 2015. As a percentage of total revenues, net earnings were 3.8% and 3.2% for the three months ended September 30, 2016 and the same period in 2015, respectively.

Results of Operations – Nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Lease Revenues and Fees	$2,104,157	$2,017,610	$86,547	4.3%
Retail Sales	23,546	26,055	(2,509)	(9.6)
Non-Retail Sales	219,264	262,194	(42,930)	(16.4)
Franchise Royalties and Fees	44,965	48,069	(3,104)	(6.5)
Interest and Fees on Loans Receivable	16,545	—	16,545	nmf
Other	4,285	4,629	(344)	(7.4)
	2,412,762	2,358,557	54,205	2.3
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	987,398	912,377	75,021	8.2
Retail Cost of Sales	15,050	17,090	(2,040)	(11.9)
Non-Retail Cost of Sales	195,685	236,882	(41,197)	(17.4)
Operating Expenses	1,011,002	998,989	12,013	1.2
Restructuring Expenses	4,658	—	4,658	nmf
Other Operating Income, Net	(5,972)	(2,145)	3,827	178.4
	2,207,821	2,163,193	44,628	2.1
OPERATING PROFIT	204,941	195,364	9,577	4.9
Interest Income	1,796	1,714	82	4.8
Interest Expense	(17,961)	(17,115)	846	4.9
Other Non-Operating Expense, Net	(2,642)	(1,223)	1,419	116.0
EARNINGS BEFORE INCOME TAXES	186,134	178,740	7,394	4.1
INCOME TAXES	68,482	64,757	3,725	5.8
NET EARNINGS	$117,652	$113,983	$3,669	3.2%

nmf - Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2016	2015	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,405,990	$1,487,217	$(81,227)	(5.5)%
Progressive[2]	913,636	773,551	140,085	18.1
HomeSmart[1]	25,392	47,453	(22,061)	(46.5)
DAMI[3]	16,545	—	16,545	nmf
Franchise[4]	44,965	48,069	(3,104)	(6.5)
Manufacturing	67,564	78,048	(10,484)	(13.4)
Other	739	1,002	(263)	(26.2)
Revenues of Reportable Segments	2,474,831	2,435,340	39,491	1.6
Elimination of Intersegment Revenues	(62,069)	(76,783)	14,714	19.2
Total Revenues from External Customers	$2,412,762	$2,358,557	$54,205	2.3%
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
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased $81.2 million to $1.4 billion primarily due to a $47.2 million decrease in non-retail sales and a $32.0 million decrease in lease revenues and fees. Non-retail sales decreased primarily due to decreased demand for product by franchisees and the net reduction of 82 franchised stores during the 24-month period ended September 30, 2016. Lease revenues and fees decreased primarily due to a 2.9% decrease in same store revenues.
Progressive. Progressive segment revenues increased $140.1 million to $913.6 million primarily due to increases in invoice volumes at existing active doors as well as an increase in active doors during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
DAMI. DAMI segment revenues were $16.5 million and have been included in the Company's consolidated results from the October 15, 2015 acquisition date.
Franchise. Franchise segment revenues decreased $3.1 million to $45.0 million due to the net reduction of 82 franchised stores during the 24-month period ended September 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Nine Months Ended September 30,
(In Thousands)	2016	2015
Personnel costs	$464,447	$457,719
Occupancy costs	157,294	156,925
Lease merchandise adjustments	98,587	98,294
Bad debt expense	91,635	87,817
Advertising	30,667	28,094
Other operating expenses	168,372	170,140
Operating Expenses	$1,011,002	$998,989
Operating expenses increased $12.0 million, or 1.2%, to $1.011 billion in 2016 from $999.0 million for the comparable period in 2015. As a percentage of total revenues, operating expenses decreased to 41.9% in the nine months ended September 30, 2016 from 42.4% in the same period in 2015.

Personnel costs increased $6.7 million, or 1.5%, during the nine months ended September 30, 2016 from the comparable period in 2015 primarily due to hiring to support the growth of Progressive and DAMI. In addition, the Company recorded charges of $3.7 million during the nine months ended September 30, 2016 primarily related to the retirement of the Company's Chief Financial Officer.
Bad debt expense increased $3.8 million, or 4.3%, during the nine months ended September 30, 2016 from the comparable period in 2015 primarily due to the continued growth of Progressive. Progressive's bad debt expense as a percentage of Progressive's revenues decreased to 10% during the nine months ended September 30, 2016 from 11.4% in the comparable period of 2015 primarily due to continued operational improvements and enhancements to the lease decisioning process.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased $75.0 million, or 8.2%, to $987.4 million during the nine months ended September 30, 2016, from $912.4 million during the comparable period in 2015. The depreciation of idle lease merchandise as a percentage of total Aaron's core depreciation remained consistent year over year at approximately 6%. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 46.9% from 45.2% in the prior year period, primarily to a shift in product mix from our core business to Progressive to better match with consumer demand. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease and a higher rate of early buyouts than our core business.
Retail cost of sales. Retail cost of sales decreased $2.0 million, or 11.9%, to $15.1 million during the nine months ended September 30, 2016, from $17.1 million for the comparable period in 2015, and as a percentage of retail sales, decreased to 63.9% in 2016 from 65.6% in 2015 primarily due to lower inventory purchase cost.
Non-retail cost of sales. Non-retail cost of sales decreased $41.2 million, or 17.4%, to $195.7 million during the nine months ended September 30, 2016, from $236.9 million for the comparable period in 2015, and as a percentage of non-retail sales, decreased to 89.2% in 2016 from 90.3% in 2015 primarily due to lower inventory purchase cost.
Restructuring Expenses. In connection with the announced closure and consolidation of 56 underperforming Company-operated stores and workforce reductions in our home office and field support operations, charges of $4.7 million were incurred during the nine months ended September 30, 2016. The charges are comprised of $2.5 million related to the impairment of store property, plant and equipment and $2.1 million related to workforce reductions.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Nine Months Ended September 30,
(In Thousands)	2016	2015
Net gains on sales of stores	$(4)	$(2,231)
Net gains on sales of delivery vehicles	(1,002)	(1,400)
Impairment charges and net (gains) losses on asset dispositions and assets held for sale	(4,966)	1,486
Other operating income, net	$(5,972)	$(2,145)
During the nine months ended September 30, 2016, impairment charges and net gains on asset dispositions and assets held for sale included a loss of $4.2 million related to the sale of HomeSmart, a $1.2 million charge primarily related to the write down to fair value of certain assets related to the HomeSmart division that were not included in the May 2016 disposition and a gain of $11.1 million related to the sale of the Company's corporate headquarters building in January 2016.
During the nine months ended September 30, 2015, losses on asset dispositions and assets held for sale included impairment charges of $757,000 on leasehold improvements for Company-operated stores that were closed during the period and $484,000 on assets held for sale. In addition, the Company recognized net gains of $2.2 million from the sale of 25 Company-operated stores during the period.
Operating Profit
Interest income. Interest income, which primarily relates to the British pound-denominated Perfect Home notes, increased to $1.8 million during the nine months ended September 30, 2016 compared with $1.7 million for the comparable period in 2015.

Interest expense. Interest expense increased $846,000 to $18.0 million for the nine months ended September 30, 2016 from $17.1 million in 2015 due primarily to interest on the debt assumed in connection with the October 15, 2015 DAMI acquisition, which was partially offset by reductions in other borrowings in the current period.
Other non-operating expense, net. Included in other non-operating expense, net were net foreign exchange transaction losses of $2.7 million and $1.7 million during the nine months ended September 30, 2016 and 2015, respectively. These net losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
			2016 vs. 2015
(In Thousands)	2016	2015	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership[1]	$118,910	$132,079	$(13,169)	(10.0)%
Progressive	75,652	44,761	30,891	69.0
HomeSmart[2]	(3,693)	239	(3,932)	nmf
Franchise[3]	35,922	37,218	(1,296)	(3.5)
DAMI	(7,686)	—	(7,686)	nmf
Manufacturing	859	2,007	(1,148)	(57.2)
Other[4]	(33,401)	(35,545)	2,144	6.0
Earnings Before Income Taxes for Reportable Segments	186,563	180,759	5,804	3.2
Elimination of Intersegment Profit	(429)	(2,019)	1,590	78.8
Total	$186,134	$178,740	$7,394	4.1%
nmf - Calculation is not meaningful
1 Sales and Lease Ownership earnings before income taxes were impacted by $2.6 million of restructuring charges incurred during the nine months ended September 30, 2016 primarily related to impairment charges incurred in conjunction with the Company's strategic decision to close 56 Company-operated stores.
2 HomeSmart loss before income taxes includes a loss on the sale of HomeSmart of $4.2 million and additional charges of $1.4 million related to exiting the HomeSmart business during the nine months ended September 30, 2016.
3 Franchise earnings before income taxes were impacted by $88,000 of restructuring charges related to a reduction in workforce incurred during the nine months ended September 30, 2016.
4 Loss before income taxes for the Other category for the nine months ended September 30, 2016 includes a gain of $11.1 million on the sale of the Company's corporate headquarters building and $2.0 million of restructuring charges related to a reduction in workforce.
Income Tax Expense
Income tax expense increased $3.7 million to $68.5 million for the nine months ended September 30, 2016 compared to $64.8 million for the same period in 2015. The effective tax rate also increased to 36.8% for the nine months ended September 30, 2016 from 36.2% for the nine months ended September 30, 2015. The increase is primarily the result of decreased tax benefits related to the Company's furniture manufacturing operations.
Net Earnings
Net earnings increased $3.7 million to $117.7 million during the nine months ended September 30, 2016 from $114.0 million during the nine months ended September 30, 2015, representing a 3.2% increase. As a percentage of total revenues, net earnings were 4.9% and 4.8% in the nine months ended September 30, 2016 and the same period in 2015, respectively.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2015 to September 30, 2016 include:

•
Cash and cash equivalents increased $304.6 million to $319.5 million at September 30, 2016 from $14.9 million at December 31, 2015. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Accounts receivable, net decreased $26.6 million to $86.8 million at September 30, 2016 from $113.4 million at December 31, 2015 primarily due to decreases in non-retail sales at the end of the third quarter of 2016 compared to the end of the fourth quarter of 2015.

•
Lease merchandise, net decreased $181.0 million to $958.0 million at September 30, 2016 from $1.1 billion at December 31, 2015 primarily due to decreases in lease merchandise purchases at our core operations and the HomeSmart disposition during the nine months ended September 30, 2016.

•
Income tax receivable decreased $165.6 million primarily because the Company received income tax refunds, net of payments of $88.6 million, during the nine months ended September 30, 2016. The enactment of the Protecting Americans From Tax Hikes Act in December 2015 ("the 2015 Act") extended bonus depreciation on eligible inventory held during 2015. Throughout 2015, the Company made payments based on the previously enacted law, resulting in an overpayment when the 2015 Act was signed into law and the Company applied for a refund at that time. The income tax receivable balance was further reduced due to adjustments to the provision for federal income taxes recorded during the nine months ended September 30, 2016.

•
Accounts payable and accrued expenses decreased $36.7 million due primarily to decreases in lease merchandise purchases at the end of the third quarter of 2016 compared to the end of the fourth quarter of 2015.

•
Debt decreased $110.6 million due primarily to the net repayment of $111.5 million in revolving credit borrowings, term loans and capital lease obligations. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
For the nine months ended September 30, 2016 and 2015, cash provided by operating activities was $460.5 million and $213.3 million, respectively. The $247.2 million period-over-period increase in operating cash flows occurred primarily because of a $134.6 million decrease in income tax payments, net of refunds, and declines in inventory purchases at our core business for the nine months ended September 30, 2016. In particular, income tax payments decreased by $114.0 million and income tax refunds increased by $20.6 million period-over-period. We made higher tax payments during the first nine months of 2015 primarily because bonus depreciation had not been reinstated for 2015 at that time. As discussed more fully in the "Commitments" section below, the 2015 Act signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019, which allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the nine months ended September 30, 2016. Separately, we decreased purchases of merchandise for our core business in the nine months ended September 30, 2016 relative to the same period in 2015 because we have placed more emphasis this year on maintaining an optimal amount and mix of merchandise at our stores.
For the nine months ended September 30, 2016 and 2015, cash used in investing activities was $4.0 million and $34.3 million, respectively. The decrease in investing cash outflows during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to cash received of $35.0 million related to the sale of the HomeSmart division in May 2016 and cash received of $13.6 million related to the sale of the Company's corporate headquarters building in January 2016.
For the nine months ended September 30, 2016 and 2015, cash used in financing activities was $151.9 million and $115.6 million, respectively. The $36.3 million increase in cash used in financing activities was primarily due to $34.5 million in Company repurchases of the Company's common stock during the nine months ended September 30, 2016.
Our primary capital requirements consist of buying merchandise for our core business and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include purchases of property, plant and equipment, expenditures for acquisitions and income tax payments, and funding of loan receivables for DAMI. Our capital requirements historically have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
Debt Financing
As of September 30, 2016, $96.9 million in term loans and no revolving credit balances were outstanding under the revolving credit and term loan agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of September 30, 2016 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of September 30, 2016, $45.0 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of September 30, 2016 was $8.4 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. The DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year. On June 30, 2016, DAMI entered into the twelfth amendment to the DAMI credit facility (the Twelfth Amendment). As amended, borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
As of September 30, 2016, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of September 30, 2016, the Company had outstanding $50.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2016 and believe that we will continue to be in compliance in the future.
The DAMI credit facility also contains financial covenants. The Twelfth Amendment amended the DAMI credit facility to, among other things, (i) remove the financial covenant that requires DAMI to maintain a certain EBITDA ratio, (ii) include a financial covenant that requires DAMI to meet certain trailing twelve month and fiscal quarter EBITDA thresholds, (iii) include a minimum tangible net worth requirement for DAMI, and (iv) include a financial covenant that DAMI shall maintain a monthly Cash Collection Percentage (as defined in the DAMI credit facility) of greater than or equal to 5.0%. The Twelfth Amendment also amends the definition of "Permitted Indebtedness" in the DAMI credit facility to include non-interest bearing debt owing to the Company and certain of its affiliates under certain circumstances. If we fail to comply with these covenants, we will be in default under the agreement, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2016 and believe that we will continue to be in compliance in the future.

Share Repurchases

We purchase our stock in the market from time to time as authorized by our Board of Directors. During the nine months ended September 30, 2016, the Company purchased 1,372,700 shares for $34.5 million. As of September 30, 2016, we have the authority to purchase 9,123,721 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 29 consecutive years. At its November 2015 meeting, our board of directors increased the quarterly dividend by 8.7%, raising it to $0.025 per share from $0.023 per share. Aggregate dividend payments for the nine months ended September 30, 2016 were $5.5 million.

At its November 2016 meeting, our board of directors increased the quarterly dividend by 10.0%, raising it to $0.0275 per share from $0.025 per share.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Commitments
Income Taxes. During the nine months ended September 30, 2016, we received income tax refunds, net of payments, of $88.6 million. For the three months ended December 31, 2016, we anticipate that we will make cash payments for federal and state income taxes of approximately $24.0 million.
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
At September 30, 2016, the portion that we might be obligated to repay in the event franchisees defaulted was $58.8 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments.
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of September 30, 2016, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $396.2 million and $378.7 million as of September 30, 2016 and December 31, 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2016 through July 31, 2016	—	—	—	10,496,421
August 1, 2016 through August 31, 2016	—	—	—	10,496,421
September 1, 2016 through September 30, 2016	1,372,700	$25.15	1,372,700	9,123,721
Total	1,372,700	$25.15	1,372,700
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	November 2, 2016	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	November 2, 2016	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)