Form 10-K
period 2016-12-31
AARON'S INC
filed 2017-02-24
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to
Commission file Number. 1-13941

 AARON’S, INC.
(Exact name of registrant as specified in its charter)

GEORGIA	58-0687630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Galleria Parkway SE, Suite 300 Atlanta, Georgia	30339-3194
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 402-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 Par Value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016 was $1,213,981,947 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 22, 2017, there were 71,509,646 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Generally, the words "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including the anticipated impacts and outcomes of our strategic plan, with respect to improving our Aaron’s store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; converting our pipeline of potential customers for Progressive into Progressive retail partners; optimizing the economic return of our active lease portfolio; strengthening our relationships with Progressive’s and DAMI’s current retail partners; and championing compliance, as well as the expected impacts and outcomes of closing and consolidating certain of our Company-operated Aaron’s stores; initiatives to grow market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include: (i) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our businesses; (ii) our strategic plan failing to deliver the benefits and outcomes we expect, with respect to improving our Aaron’s Business in particular; (iii) continuation of the economic challenges faced by portions of our traditional lease-to-own customer base; (iv) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors; (v) financial challenges faced by our franchisees; and (vi) other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
The above mentioned risk factors are not all-inclusive. Given these uncertainties and that such statements speak only as of the date made, you should not place undue reliance on forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "we," "us," "our" and similar expressions are references to Aaron’s, Inc. and its consolidated subsidiaries.
General Development of Business
Established in 1955 and incorporated in 1962 as a Georgia corporation, Aaron’s, Inc., is a leading omnichannel provider of lease-purchase solutions. Aaron’s engages in the sales and lease ownership and specialty retailing of furniture, consumer electronics, home appliances and accessories through its more than 1,860 Company-operated and franchised stores in 47 states and Canada as well as its e-commerce platform, Aarons.com. Our stores carry well-known brands such as Samsung®, Frigidaire®, Hewlett-Packard®, LG®, Whirlpool®, Simmons®, Philips®, Ashley® and Magnavox®.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC ("Progressive"), a leading virtual lease-to-own company, providing lease-purchase solutions through approximately 22,000 retail locations in 46 states.
On October 15, 2015, Progressive acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard® (collectively, "DAMI"), which provides a variety of "second-look" credit products that are originated through federally insured banks. Together with Progressive, DAMI allows the Company to provide retail and merchant partners one source for financing and leasing transactions with below-prime customers. The acquisition of DAMI is expected to drive long-term incremental revenue and earnings growth at Progressive, and DAMI will benefit from Progressive's proprietary technology, infrastructure and financial capacity.
On May 13, 2016, the Company sold its 82 Company-operated HomeSmart stores (our weekly pay concept) and ceased operations of that segment.
As of December 31, 2016, we had 1,864 Aaron's stores, comprised of 1,165 Company-operated stores in 28 states, the District of Columbia and Canada, and 699 independently-owned franchised stores in 46 states and Canada.
We own or have rights to various trademarks and trade names used in our business including Aaron’s, Aaron’s Sales & Lease Ownership, Progressive, Dent-A-Med, the HELPcard® and Woodhaven Furniture Industries. We intend to file for additional trade name and trademark protection when appropriate.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive and DAMI acquisitions have been strategically transformational for the Company in this respect and will continue to strengthen our business as demonstrated by Progressive’s significant revenue and profit growth in 2016. We also believe the traditional lease-to-own industry has been negatively impacted in recent periods by: (i) the continuing economic challenges facing many traditional lease-to-own customers; (ii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; and (iii) the challenges faced by many traditional “brick-and-mortar” retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•
Improve Aaron's store profitability – We remain committed to increasing profits through improved marketing and customer acquisition strategies, improved collections and merchandise loss controls, optimization of product mix, increases in customer retention, inventory reduction, cost efficiency initiatives and closing underperforming Aaron's stores. In addition, our Aaron’s Business is investing in improving its analytical capabilities to optimize pricing, promotion, and product mix, which is expected to enhance margins and drive lease volume.

•
Accelerate our omnichannel platform – We believe Aarons.com represents an opportunity to provide more options and shopping convenience in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop across our product offering.

•
Strengthen relationships of Progressive and DAMI's current retail partners – Our Progressive and DAMI businesses have benefited from long-term, mutually beneficial relationships with our existing retailer base. Our ability to maintain these relationships and address the changing needs of these retailers is critical to the long-term growth strategy of our business.

•
Focus on converting existing pipeline into Progressive retail partners – Our Progressive business segment is continuously focused on establishing new relationships with retailers and identifying solutions that address their business needs. We believe these new relationships are fundamental to continued revenue growth for Progressive.

•
Champion compliance – Aaron’s, Inc. is a large and diverse company with thousands of daily transactions that are extensively regulated and subject to the requirements of various federal, state, and local laws and regulations. We continue to believe and set expectations that long-term success requires all associates to behave in an ethical manner and to comply with all laws and regulations governing our company’s behavior.

Operating Segments
As of December 31, 2016, the Company had five operating segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing.
The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as operating segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively. On May 13, 2016, the Company sold its HomeSmart operating segment, which included 82 stores.
Our Company-operated Aaron's stores and franchise operations are located in the United States and Canada. The operating results of our five reportable segments may be found in (i) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Sales and Lease Ownership
Our Sales and Lease Ownership operation was established in 1987 and employs a monthly and semi-monthly payment model to provide durable household goods to lower to middle income consumers through our Aaron's stores. Its customer base is comprised primarily of customers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Sales and Lease Ownership segment take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.
We have developed a distinctive concept for our stores including specific merchandising, store layout, pricing and agreement terms all designed to appeal to our target consumer market. We believe these features create a store and a sales and lease ownership concept that is distinct from the operations of the lease-to-own industry generally and from consumer electronics and home furnishings retailers who finance merchandise.
The typical store layout is a combination showroom and warehouse generally comprising 6,000 to 10,000 square feet, with an average of approximately 8,000 square feet. In addition to inline space, we also lease and own free standing buildings in certain markets. We typically locate the stores close to retailers who have similar customer demographics.
Each store usually maintains at least two trucks for delivery, service and return of product. We generally offer same or next day delivery for addresses located within approximately ten miles of the store. Our stores provide a broad selection of brand name electronics, computers, appliances, bedding and furniture, including bedding and furniture manufactured by our Woodhaven Furniture Industries division.
Approximately 97% of our store lease agreements have monthly payment terms and the remaining 3% are semi-monthly. By comparison, weekly agreements are the industry standard.
We may re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We may also offer up-front purchase options at prices we believe are competitive.
Franchise
We franchise our Aaron's stores in markets where we have no immediate plans to enter. Our franchise program adds value to our Company by allowing us to (i) recognize additional revenues from franchise fees and royalties, (ii) strategically grow without incurring direct capital or other expenses, (iii) lower our average costs of purchasing, manufacturing and advertising through economies of scale and (iv) increase customer recognition of our brands.
Franchisees are approved on the basis of the applicant’s business background and financial resources. We enter into agreements with our franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we receive a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 5% or 6% of the weekly cash revenue collections from their stores. Most franchisees are involved in the day-to-day operations of their stores.
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
Manufacturing
Woodhaven Furniture Industries, our manufacturing segment, was established by the Company in 1982, and we believe it makes us the largest lease-to-own company in the United States that manufactures its own furniture. Integrated manufacturing enables us to control critical features such as the quality, cost, delivery, styling, durability and quantity of our furniture products, and we believe this provides an integration advantage over our competitors. Substantially all produced items continue to be leased or sold through Aaron's stores, including franchised stores.
Our Woodhaven Furniture Industries division produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe result in reduced production costs, enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced number of parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The segment also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned.
The segment consists of five furniture manufacturing plants and nine bedding manufacturing facilities totaling approximately 838,000 square feet of manufacturing capacity.
Progressive
Established in 1999 and acquired by the Company in 2014, Progressive is a leader in the expanding virtual lease-to-own market. Progressive partners with retailers, primarily in the furniture and bedding, mobile phones, consumer electronics, appliances and jewelry industries, to offer a lease-purchase option for customers to acquire goods they might not otherwise have been able to obtain. We serve customers who are credit challenged and are therefore unlikely to have access to traditional credit-based financing options. We offer a technology-based application and approval process that does not require Progressive employees to be staffed in a store. Once a customer is approved, Progressive purchases the merchandise from the retailer and enters into a lease-to-own agreement with the customer. The contract provides early-buyout options or ownership after a contractual number of payments. Progressive has retail partners in 46 states and operates under state-specific regulations in those states.
DAMI
Founded in 1983 and acquired by the Company in 2015, DAMI primarily serves customers that may not qualify for traditional prime lending who desire to purchase goods and services from participating merchants. DAMI, which operates as a wholly-owned subsidiary of Progressive, offers customized programs, with services that include revolving loans, private label cards and access to a unique processing platform. DAMI’s current network of merchants includes medical markets, beds and fitness equipment. The Company believes the DAMI product offerings are complementary to those of Progressive and is expanding into the markets and merchants that DAMI serves.
We extend or decline credit to an applicant through third party bank partners based upon the customer's credit rating. Our bank partners originate the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value, which represents a pre-negotiated fee between DAMI and the merchant. DAMI then acquires the receivable from the bank.

Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial two year period, which we will renew if the cardholder remains in good standing. The customer is required to make periodic minimum payments and pay certain annual and other periodic fees.
Operations
Operating Strategy
Our operating strategy is based on distinguishing our brand from those of our competitors along with maximizing our operational efficiencies. We implement this strategy for our Aaron's store-based operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally; (ii) offering high levels of customer service; (iii) promoting our vendors' and Aaron’s brand names; (iv) managing merchandise through our manufacturing and distribution capabilities; and (v) utilizing proprietary management information systems.
We believe that the success of our store-based operations is attributable to our distinctive approach to the business that distinguishes us from both our lease-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from many of our competitors. These include (i) offering lease ownership agreements that result in a lower "all-in" price; (ii) maintaining larger and more attractive store showrooms; (iii) offering a wider selection of higher-quality merchandise; (iv) providing an up-front cash and carry purchase option on select merchandise at competitive prices; and (v) establishing an online platform that provides access to our product offering.
Our Progressive and DAMI operating strategies are based on providing excellent service to our merchant partners and our customers, along with continued development of technology-based solutions. This allows us to increase our merchant partners' sales, drive demand for our service, and scale in an efficient manner. Specifically with Progressive, we believe our ability to service a retailer with limited labor costs allows us to maintain a cost of ownership for leased merchandise lower than that of other options available to our customers.
Aaron's Store-Based Operations
As of December 31, 2016, the Company has one President, one Chief Operations Officer and one senior vice president that provide executive leadership of the Sales and Lease Ownership segment. The segment has 11 divisional vice presidents and one Canadian director who are responsible for the overall performance of their respective divisions. Each division is subdivided into geographic groupings of stores overseen by a total of 22 Sales and Lease Ownership senior regional managers and 130 regional managers, including three Canadian regional managers.
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
We use management information systems to facilitate customer orders, collections, merchandise returns and inventory monitoring. Through the use of proprietary software, each of our stores is network linked directly to corporate headquarters enabling us to monitor single store performance on a daily basis. This network system assists the store manager in (i) tracking merchandise on the showroom floor and warehouse, (ii) minimizing delivery times, (iii) assisting with product purchasing and (iv) matching customer needs with available inventory.
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
We generally perform no formal credit check with third party service providers with respect to our store customers. We do, however, verify employment or other reliable sources of income and personal references supplied by the customer. Generally our agreements for merchandise require payments in advance and the merchandise normally is recovered if a payment is significantly in arrears. We currently do not extend credit to our customers at our stores.

Our Progressive business uses a proprietary decisioning algorithm to determine which customers would meet our leasing qualifications. The transaction is completed through our online portal or through a point of sale integration with our retail partners. Contractual payments are based on a customer’s pay frequency and are typically originated through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our call center, customer service hubs and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper, Utah location, our customer service hubs or our Aaron's operated stores.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues were 4.8%, 5.1% and 4.5% in 2016, 2015 and 2014, respectively. We believe that our collection and recovery policies materially comply with applicable law and we discipline any employee we determine to have deviated from such policies.
Credit Agreement Approval and Collection
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).We believe DAMI provides the following strategic benefits when combined with Progressive's product offerings:

•
Enhanced product for retail partners - DAMI enhances Progressive's best-in-class point-of-sale product with an integrated solution for below-prime customers. DAMI has a centralized, scalable decisioning model with a long operating history, deployed through its established bank partners, and a sophisticated receivable management system.

•
Higher consumer credit quality - DAMI primarily serves customers with FICO scores between 600 and 700, which make up approximately a quarter of the U.S. population. These customers generally have greater purchasing power with stronger credit profiles than Progressive's current customers.

•
Expanded customer base - In addition to complementing Progressive's traditional offering for existing and prospective retail partners, DAMI's strong relationships with merchant partners that provide customer services offer an additional channel for longer-term growth.

DAMI uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on the customer’s credit rating and ability-to-pay ratio. Customer credit terms are based on the underlying agreement between DAMI and the merchant. Loans receivable are unsecured, and collections on loans receivable are managed in-house through DAMI's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success in our operations is our commitment to developing good relationships with our customers. Building a relationship with the customer that ensures customer satisfaction is critical because customers of store-based operations and Progressive have the option of returning the leased merchandise at any time. Our goal, therefore, is to develop positive associations about the Company and our products, service, and support in the minds of our customers from the moment they enter our showrooms and the showrooms of our retail partners. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Aarons.com and Progressive's network of retail partner locations, rapid delivery of leased merchandise (often on same or next day delivery) and investments in technology that improve the customer experience. Our Progressive business offers centralized customer and retailer support through contact centers located in Draper, Utah and Glendale, Arizona.
Aaron’s customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include a same-as-cash option, merchandise repair service, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers. Similarly, we believe our strong focus on customer satisfaction at Progressive and DAMI generates repeat business and long-lasting relationships with our retail and merchant partners.
Our emphasis on customer service requires that we develop skilled, effective employees who value our customers and project a genuine desire to serve their needs. To meet this requirement, we have created and implemented a very comprehensive associate development program. The associate development program focuses on and meets the needs of both new and tenured associates.

Our associate development program is designed to provide a uniform and unbeatable customer service experience. The primary focus of the associate development program is to equip all associates, regardless of tenure or current skill level with the knowledge and skills needed to build strong relationships with our customers. Our learning and development coaches provide live, interactive instruction via webinars and conduct daily training that streams via in-store video to each new hire and tenured associate. The program is complemented with a robust, dynamic e-learning library. Additionally, Aaron’s has a management development program that offers development for current and future store managers and a highly successful leadership development program for our multi-unit managers. Also, we produce and post weekly video-based communications regarding important Company initiatives on our intranet site.
During 2015, the Company announced the launch of Approve.Me, which is a proprietary platform that integrates with third party retailers' point-of-sale systems and provides a single interface for all Progressive and DAMI customers seeking credit approval or lease options, from prime to second-look financing, or to Progressive's lease offering. The platform combines multiple credit and leasing providers into one application using a single interface. Approve.Me is compatible with most primary or secondary providers and is designed to give retailers a faster and more efficient way to service customers seeking to finance transactions or secure a lease option.
Purchasing and Retail Relationships
For our Aaron's store-based operations, our merchandise product mix is determined by executive leadership in consultation with regional managers, divisional vice presidents and our merchandising department based on an analysis of customer demands. The following table shows the percentage of our Aaron's business revenues attributable to different merchandise categories:

	Year Ended December 31,
Merchandise Category	2016	2015	2014
Furniture	42%	42%	39%
Electronics	26%	25%	26%
Appliances	24%	24%	24%
Computers	6%	7%	9%
Other	2%	2%	2%
One of our largest suppliers is our own Woodhaven Furniture Industries segment, which supplies the majority of the upholstered furniture and bedding we lease or sell. Integrated manufacturing enables us to control the quality, cost, delivery, styling, durability and quantity of a substantial portion of our furniture and bedding merchandise and provides us with a reliable source of products. We purchase the remaining merchandise directly from manufacturers and local distributors and are generally able to obtain bulk discounts that provide us with cost advantages. To a lesser extent, we also may sell or re-lease certain merchandise returned by our Progressive customers. We have no long-term agreements for the purchase of merchandise.
The following table shows the percentage of Progressive’s revenues attributable to different retail partner categories:

	Year Ended December 31,
Retail Partner Category	2016	2015	2014
Furniture	57%	53%	44%
Mattress	19%	20%	24%
Automobile electronics and accessories	12%	12%	13%
Mobile	5%	8%	12%
Jewelry	4%	4%	4%
Other	3%	3%	3%
During 2016, two retail partners each provided greater than 10% of the lease merchandise acquired by Progressive and subsequently leased to customers.

The following table shows the percentage of DAMI’s revenues attributable to different merchant partner categories:

	Year Ended December 31,
Merchant Partner Category	2016	2015
Medical	48%	53%
Retail	20%	22%
Furniture	22%	14%
Other	10%	11%
Distribution for Aaron's Store-based Operations
The Aaron's store-based operations utilize our 16 fulfillment centers to control merchandise. These centers average approximately 124,000 square feet, giving us approximately 2.0 million square feet of logistical capacity.
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
Marketing and Advertising
Our marketing for store-based operations targets both current Aaron’s customers and potential customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics by utilizing national and local television and radio with a combination of brand/image messaging and product/price promotions. In addition, we have enhanced our broadcast presence with digital marketing and via social environments such as Facebook and Twitter.
We target new and current customers each month distributing over 27 million, four-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options, and benefits of Aaron’s no-credit-needed lease ownership plans. We also distribute millions of email and direct mail promotions on an annual basis.
Aaron’s, Inc. sponsors events at various levels along with select professional and collegiate sports, such as NFL, MLB, NASCAR and NBA teams. All of the Company's sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that we believe significantly enhance the Company’s brand awareness and customer loyalty.
Progressive and DAMI execute their marketing strategy in partnership with retailers and other merchants. This is typically accomplished through in-store signage and marketing material, direct marketing activities, and the education of sales associates.
Competition
The lease-to-own industry is highly competitive. Our largest competitor for store-based operations is Rent-A-Center, Inc. ("Rent-A-Center"). Aaron’s and Rent-A-Center, which are the two largest lease-to-own industry participants, account for approximately 4,700 of the 9,200 lease-to-own stores in the United States, Canada and Mexico. Our Aaron's stores compete with other national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs) and, indirectly, various types of consumer finance companies that may enable our customers to shop at traditional or on-line retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service and lease rates, store location and terms.
Although an emerging market, the virtual lease-to-own industry is also competitive. Progressive's largest competitor is Acceptance Now, a division of Rent-A-Center. Other competition is fragmented and includes regional participants.
Working Capital
We are required to maintain significant levels of lease merchandise in order to provide the service demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of merchandise could materially adversely affect our customer relationships and our business. We believe our cash on hand, operating cash flows, credit availability under our financing agreements and other sources of financing are adequate to meet our normal liquidity requirements.

Raw Materials
The principal raw materials we use in furniture manufacturing are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier. None of the raw materials we use are in short supply.
Seasonality
Our revenue mix is moderately seasonal for both our Aaron's store-based operations and our Progressive business. The first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect these trends to continue in future periods.
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances and computers. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, normally by making weekly, semi-monthly, or monthly lease payments. Upon making regular periodic lease payments, the customer may cancel the agreement at any time by returning the merchandise to the store. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
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
We believe our sales and lease ownership model offers the following distinguishing characteristics when compared to traditional lease-to-own stores:

•	Lower total cost - Our agreement terms generally provide a lower cost of ownership to the customer.

•	Wider merchandise selection - We generally offer a larger selection of higher-quality merchandise.

•	Larger store layout - Aaron's stores average 8,000 square feet, which is significantly larger than the average size of our largest competitor’s lease-to-own stores.

•	Fewer payments - Our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments.

•
Flexible payment methods - We offer our customers the opportunity to pay by cash, check, ACH, debit card or credit card. Our Aaron’s stores currently receive approximately 68% of their payment volume (in dollars) from customers by check, debit card or credit card.

We believe our sales and lease ownership model also compares well against traditional retailers in areas such as merchandise selection and the latest product offerings. As technology advances and home furnishings and appliances evolve, we expect to continue offering our customers the latest product at affordable prices.

Unlike transactions with traditional retailers, in which the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period. Our stores offer an up-front "cash and carry" purchase option and generally a same-as-cash option on most merchandise at prices that we believe are competitive with traditional retailers. In addition, our Progressive business provides a 90-day buy-out option on lease-purchase solutions offered through traditional retailers.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies, including the Federal Trade Commission (“FTC”), for example, which may exercise oversight of the advertising and other business practices of our Company-operated and franchised stores. In general, such laws regulate applications for leases, pricing, late charges and other fees, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations or earnings.
A summary of certain of the laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, nearly every state, the District of Columbia, and most provinces in Canada specifically regulate lease-to-own transactions via state or provincial statutes. This includes states in which we currently operate Sales and Lease Ownership stores, as well as states in which our Progressive business has retail partners. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, customer contact and credit reporting may be subject to federal laws and regulation.
There has been increased legislative and regulatory attention in the United States, at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative regulatory efforts directed at the lease-to-own industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us, nor can we predict whether any state attorneys general or federal regulatory agencies such as the Consumer Financial Protection Bureau ("CFPB") will direct any initiatives toward our industry.
Our sales and lease ownership franchise program is subject to FTC oversight and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a Franchise Disclosure Document ("FDD") containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and require registration of the franchise disclosure document with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.
DAMI is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements, among other things. In addition, DAMI issues credit cards through third party bank partners and therefore is subject to those banks' Federal Deposit Insurance Corporation regulators. Several regulations affecting DAMI have been updated in recent years through The Credit Card Act and The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Additional regulations are being developed, as the attention placed on consumer debt transactions has grown significantly. We believe we are in material compliance with all applicable laws and regulations. While we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our operations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our sales and lease ownership or other operations.

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
Some of the products manufactured by Woodhaven Furniture Industries, our manufacturing division, may contain tantalum, tin, tungsten and/or gold. Consequently, in compliance with SEC rules, we have adopted a policy on conflict minerals, which can be found on our website at investor.aarons.com. We have also implemented a supply chain due diligence and risk mitigation process with reference to the Organisation for Economic Co-operation and Development, or the OECD, guidance approved by the SEC to assess and report annually whether our products are conflict free.
We expect our suppliers to comply with the OECD guidance and industry standards and to ensure that their supply chains conform to our policy and the OECD guidance. We plan to mitigate identified risks by working with our suppliers and may alter our sources of supply or modify our product design if circumstances require.
Employees
At December 31, 2016, the Company had approximately 11,500 employees. None of our employees are covered by a collective bargaining agreement and we believe that our relations with employees are good.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is investor.aarons.com.

ITEM 1A. RISK FACTORS
The Company's business is subject to certain risks and uncertainties. Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.
We are subject to various existing federal and state laws and regulations which may require us to incur significant compliance costs and expenses associated with government investigations, enforcement actions and private litigation, and we may be subject to new or additional federal and state financial services and consumer protection laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
Currently, nearly every state, the District of Columbia, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which we currently operate Aaron's stores, as well as states in which our Progressive business has retail partners. Furthermore, certain aspects of our business, such as our debt collection, customer contact and credit reporting practices are subject to federal and state laws and regulations. Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. We have incurred and will continue to incur substantial costs to comply with these laws and regulations. In addition to compliance costs, we may incur substantial expenses to respond to government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, arising out of alleged violations of existing laws and/or regulations. In addition, existing laws and regulations have and will continue to, and future laws and regulations may, place limitations and restrictions on how we conduct our businesses. While no federal law currently specifically regulates the lease-to-own industry, federal legislation to regulate the industry has been proposed in the past and may be proposed in the future. For example, federal and regulatory authorities such as the CFPB and the FTC are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and may propose and adopt new legislation (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, our manufacturing and distribution facilities are subject to various regulations as set forth by the Environmental Protection Agency ("EPA"), Occupational Safety and Health Administration ("OSHA") and Department of Transportation ("DOT"). Furthermore, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, or private litigation, any of which could significantly harm our reputation with consumers and Progressive’s and DAMI’s retail and merchant partners and could materially and adversely affect our business, prospects and financial condition.
The risks in Progressive’s virtual lease-to-own business differ in some potentially significant respects from the risks of Aaron’s store-based lease-to-own business. These risks, whether arising from the offer by third party retailers of Progressive’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, may also be materially adverse to our operations, prospects or financial condition. Furthermore, Progressive’s business relies on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by the customer, and that the transaction is with Progressive and not with the third-party retailer. There is the potential that regulators may target virtual lease-to-own transactions and/or implement new legislation (or interpret existing regulations) that could negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners. Moreover, many of the laws and regulations that apply to the lease-to-own industry were adopted before e-commerce or virtual lease-to-own businesses existed, and thus, may not be appropriate to address the unique characteristics of those more modern lease-to-own business models. Thus, there is the potential that regulators may attempt to force the application of laws and regulations that may be incongruous and outdated in some respects on Progressive's virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by Progressive, and negatively impact Progressive's financial and operational performance.
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

Any proposed rulemaking or enforcement action by the CFPB, the FTC or any other federal or state regulators or other adverse changes in (or interpretations of) existing laws and regulations, the passage of new adverse legislation or regulations by the federal government or the states applicable to our traditional lease-to-own business, our Progressive virtual lease-to-own business, our Aarons.com e-commerce business and any complementary businesses into which we may expand could materially increase both our compliance costs and the risk that we could be subject to government investigations and subject to sanctions if we are not in compliance. In addition, new burdensome laws or regulations could force us to modify our business model, expose us to increased litigation risk, and might reduce the economic potential of our sales and lease ownership operations.
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
As discussed above, our Progressive segment offers its lease-to-own solution through the stores of third party retailers. Progressive consequently faces some different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. These potential risks include, among others, Progressive’s:

•
reliance on third party retailers (over whom Progressive cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by the customer, and that the transaction is with Progressive and not with the third-party retailer;

•	revenue concentration in the customers of a relatively small number of retailers, as further discussed below;

•
lack of control over, and more product diversity within, its lease merchandise inventory relative to Aaron’s business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned;

•
possibly different regulatory risks than apply to Aaron’s business, whether arising from the offer by third party retailers of Progressive’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, including the risk that regulators may mistakenly treat virtual lease-to-own transactions as some other type of transaction that would face different and more burdensome and complex regulations;

•	reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators;

•
potential that regulators may target the virtual lease-to-own transaction and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Progressive’s ability to offer virtual lease-to-own programs through third party retail partners;

•
potential that regulators may attempt to force the application of laws and regulations on Progressive's virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by Progressive, and negatively impact Progressive's financial and operational performance; and

•	indemnification obligations to Progressive’s retail partners and their service providers for losses stemming from Progressive’s failure to perform with respect to its products and services.
These risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
We continue to implement a strategic plan and there is no guarantee that the strategic plan will produce results superior to those achieved under the Company’s prior plan.
Our current strategic plan that includes focusing on improving Aaron's store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; and championing compliance.
As part of our efforts to improve the profitability of our Aaron's stores, we recently have focused on identifying and closing underperforming stores and consolidating the customers of those stores into existing, higher performing stores, as opposed to opening new stores, which had traditionally been a central tenet of the Company’s strategy. There can be no guarantee that our current strategy, including our recent focus on identifying and closing underperforming stores, will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies), if we fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. For example, as part of our efforts to reduce costs and improve profitability, we closed 61 underperforming Company-operated Aaron's stores in the fourth quarter of 2016, and plan to close approximately 70 more locations in the second quarter of 2017. We may not be successful in transitioning the customers of the Company-operated Aaron's stores that are closed to other Company-operated stores that remain open, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from our strategic plan.
We may not fully execute on one or more elements of our current strategy due to any number of reasons, including, for instance, because of the division of management, financial and Company resources among multiple objectives, or other factors beyond or not completely within our control. The successful execution of our current strategy depends on, among other things, our ability to:

•	improve same store revenues and profitability in stores that may be maturing;

•	drive recurring cost savings to recapture margin;

•	identify and close underperforming stores, and transition the customers of those stores to other stores that remain open;

•	strengthen our franchise network; and

•	successfully manage and grow our Aarons.com e-commerce platform.
If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we continue to pursue our current strategy, we may not be able to achieve our revenue or profitability goals at the rates we currently contemplate, if at all.
Our Aaron's business faces many challenges which could materially and adversely affect our overall results of operations.
Our traditional lease-to-own store-based ("Aaron's") business faces a number of challenges, particularly from the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date. Increasing competition from the digital sector, as well as more competitive pricing offered by traditional retailers, may reduce the market share held by our Aaron's business as well as its operating margins, and may materially and adversely affect our overall results of operations. Furthermore, as our Progressive virtual lease-to-own solution continues to partner with traditional retailers, including possibly "big box" retailers, those retailers may increasingly compete with our Aaron's business, including our franchisees. In addition, we believe a portion of our Aaron's business customer base continues to experience significant economic challenges, including stagnant or decreasing incomes in certain areas, such as those where the oil and gas industries have experienced economic headwinds, and those challenges may result in those customers of our Aaron's business curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits. For example, our Company-operated stores experienced same store revenue declines of 3.4% and 4.1% in fiscal years 2016 and 2015, respectively. Additionally, our franchised stores experienced same store revenue declines of 2.2% and 0.9% in fiscal years 2016 and 2015, respectively. We calculate same store revenue growth by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for our Aaron's business, including:

•	changes in competition, particularly from the digital sector;

•	general economic conditions;

•	economic challenges faced by our customer base;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.
If our Aaron's business is unable to successfully address these challenges, our overall business and results of operations may be materially and adversely affected as well.

Continuation or worsening of current economic conditions faced by a portion of our Aaron's business's customer base could result in decreased revenues, same store sales and profitability and increased costs. The geographic concentration of our Aaron's stores, as well as those of Progressive’s retail partners, may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
Much of our Aaron's business customer base continues to experience prolonged economic uncertainty and, in certain areas, unfavorable economic conditions. We believe that the extended duration of that economic uncertainty and unfavorable economic conditions, may be resulting in our customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate smaller amounts of revenue for us, resulting in decreased same store sales and revenues for our Aaron's business. Any increases in unemployment or underemployment within our customer base may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses.
The concentration of our Aaron's stores, and/or those of our retail partners at Progressive, in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our store portfolio and retail partners were more geographically diverse. For example, during 2016, 17.9% of our Aaron's business store-based revenues were generated in Texas. Given our concentration of stores in Texas, the downturn and prolonged uncertainty in the oil and gas industry could have a material adverse effect on our overall business.
In addition, our store operations, as well as those of our retail partners at Progressive, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time would entirely cover damages caused by any such event.
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
Our proprietary algorithms and decisioning tools used to approve customers could no longer be indicative of our customer’s ability to pay.
We believe Progressive’s proprietary, centralized underwriting process to be a key to the success of the Progressive business. That and other underwriting processes and tools are also used to approve customers of Aaron's and DAMI. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased incidence and costs related to unpaid leases and/or merchandise losses.
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
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $125.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2016 was $56.7 million.
We have had no significant losses associated with the franchise loan and guaranty program since its inception. Although we believe that any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. In addition to being liable for franchisee loan defaults under this loan and guaranty program, we could suffer a loss of franchisee fees and royalties in the event that any defaulting franchisees become insolvent and/or cease business operations due to financial difficulties, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Operational and other failures by our franchisees may adversely impact us.
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our Company-operated stores. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If our franchisees experience business or financial difficulties, we could suffer a loss of franchisee fees and royalties and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Failure to successfully manage and grow our Aarons.com e-commerce platform could materially adversely affect our business and future prospects.
Our Aarons.com e-commerce platform provides customers the ability to review our product offerings and prices and enter into lease agreements as well as make payments on existing leases from the comfort of their homes and on their mobile devices. Our e-commerce platform is a significant component of our strategic plan and we believe will drive future growth of our business. In order to promote our products and services and allow customers to transact online and reach new customers, we must effectively maintain, improve and grow our e-commerce platform. There can be no assurance that we will be able to maintain, improve or grow our e-commerce platform in a profitable manner.
DAMI’s "second-look" credit programs for below-prime consumers differ in significant respects from the risks of Aaron’s store-based lease-to-own business. The risks could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business.
As discussed above, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services. For example, DAMI, which through its HELPcard® and other private label credit products, offers merchant partners one source for a variety of open-end credit programs for below-prime consumers, is a business that differs in significant respects from our Aaron's business. Consequently, DAMI faces different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. Because DAMI is operated as a wholly-owned subsidiary of Progressive, the risks DAMI faces could have a material negative effect on Progressive, which could result in a material adverse effect on our entire business. These potential risks include, among others, DAMI’s:

•
reliance on third party retailers (over whom DAMI cannot exercise the degree of control and oversight that Aaron’s business, including franchisees, can assert over their own respective employees) for many important business functions, from advertising through assistance with finance applications;

•
reliance on two bank partners to issue DAMI’s HELPcard® and other credit products. The banks' regulators could at any time limit or otherwise modify the banks' ability to continue their relationships with DAMI and any significant interruption of those relationships would result in DAMI being unable to use exported rates or acquire new receivables without moving to a costly and inefficient state-by-state model, and provide other credit products. It is possible that a regulatory position or action taken with respect to DAMI’s issuing banks might result in the banks' inability or unwillingness to originate future credit products on DAMI’s behalf or in partnership with it, which would adversely affect DAMI’s ability to grow its point-of-sale and direct-to-consumer credit products and other consumer credit offerings and underlying receivables. In addition, DAMI’s agreements with its issuing bank partners have scheduled expiration dates. Although those expiration dates are several months apart, if DAMI is unable to extend or execute new agreements with both of its issuing banks upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that DAMI would not be able to enter into an agreement with an alternative bank provider on terms that DAMI would consider favorable or in a timely manner without disruption of its business; and

•
different legal and regulatory risks than those applicable to Aaron’s and Progressive's sales and lease ownership businesses, including risks arising from the Truth in Lending Act, state credit laws and the offering of open-end credit, the potential that regulators may target DAMI’s operating model and the interest rates it charges, and the risk of unfavorable court decisions relating to the exporting of interest rates and state usury laws.

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
Prior to their acquisition by us, our Progressive and DAMI businesses were private companies and were not required to establish disclosure controls and procedures. In particular, unlike our Aaron's business, these businesses have not historically operated under a fully documented and annually tested system for internal control over financial reporting that is required for public companies by Section 404 of the Sarbanes-Oxley Act.
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures - particularly in our Progressive and DAMI businesses - we may not be able to accurately report our financial results, or report them in a timely manner, which could cause a decline in our stock price and adversely affect our results of operations and financial condition. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we could be subject to increased regulatory scrutiny and a loss of public and investor confidence, which could also have a material adverse effect on our business and our stock price.
If we do not maintain the privacy and security of customer, employee, supplier or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation and regulatory enforcement actions.
Our business involves the collection, storage and transmission of customers’ personal information, consumer preferences and credit card information, as well as confidential information about our customers, employees, suppliers and Company. We also serve as an information technology provider to our franchisees including storing and processing information related to their customers on our systems. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, whether external or internal, or misuse of employee or customer data, could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or Company information, and result in significant costs, lost revenues or sales, fines, regulatory enforcement actions and lawsuits. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states, and data breaches of this nature could result in additional penalties under the terms of those settlements.
Various third parties, including computer hackers, may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee and/or supplier information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could be substantial and adversely impact our business.
We have experienced security incidents in the past, including an incident in which customer information was compromised, although no security incidents have resulted in a material loss to date.  We have been and are continuously in the process of improving our system security, although there can be no assurance that improvements we have already implemented, or others that we may implement from time to time in the future, will be effective to prevent all security incidents. We maintain network security and private liability insurance intended to help mitigate the financial risk of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents.
A significant compromise of sensitive employee or customer or supplier information in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions or remediating breaches could be material. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues.
If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems, such as "bugs," crashes, internet failures and outages, operator error or catastrophic events, could seriously impair our ability to operate our business, and our business continuity and contingency plans related to such information technology failures may not be adequate to prevent that type of serious impairment. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.
We are subject to laws that regulate franchisor-franchisee relationships. Our ability to enforce our rights against our franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the FTC, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Our failure to comply with applicable franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees or enforce contractual duties or rights we believe we have with respect to our franchisees.
We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our FDD, including claims based on financial information contained in our FDD. Engaging in such litigation may be costly, time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
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
For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, OSHA, regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. Therefore, any such regulatory action or court decisions could impact our ability or desire to grow our franchised base and have a material adverse effect on our results of operations.
From time to time we are subject to legal and regulatory proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or proceedings. For example, we operate a fleet of approximately 3,000 delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or Progressive’s or DAMI’s retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially adversely affected.
Certain consumer advocacy groups, media reports and federal and state legislators have asserted that laws and regulations should be broader and more restrictive regarding lease-to-own transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our lease-to-own programs or the lack of viable alternatives for our customers’ needs. If the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive’s or DAMI’s retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition.
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
In the sales and lease ownership market, our competitors include national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many retailers who offer layaway programs) and, indirectly, various types of consumer finance companies that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business.
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
Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Progressive and Aarons.com businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various businesses. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers, including some state tax authorities suggesting that our Progressive business may owe certain state taxes based on the locations of Progressive's retail partners where Progressive's lease-to-own transactions are originated. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.
We must successfully order and manage our Aaron's business inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our Aaron's business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers' product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Aaron's business depends on our ability to successfully re-lease or sale our inventory of merchandise that we take back from the customers of our Aaron's business, due to their lease agreements expiring, or otherwise.
We may pursue strategic alliances, acquisitions or investments and the failure of an alliance, acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may from time to time acquire or invest in complementary companies or businesses, as we have done in recent years. The success of such acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. There can be no assurance that our acquisitions or investments will produce the results that we expect at the time we enter into or complete the transaction. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities.
Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we sell and lease in our Aaron's business and lease through our Progressive business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety or quality concerns may require us to voluntarily remove selected products from our Aaron's stores, or from our customers’ homes. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition, if we are unable to recover those losses from the vendor who supplied us with the defective merchandise.

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a third party retailer with whom our Progressive business partners, or of a third party merchant with whom our DAMI segment does business, could engage in misconduct that adversely affects our reputation and business. For example, if an employee or a third party associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our Company-operated Aaron's stores have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers, warehouses, corporate management and call center facilities as of December 31, 2016:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Cairo, Georgia	Manufacturing—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Manufacturing—Bedding and Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Manufacturing—Furniture Parts Warehouse – Leased	111,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Manufacturing—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Manufacturing—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Manufacturing—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Manufacturing—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Manufacturing—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Manufacturing—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Manufacturing—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Manufacturing—Bedding Manufacturing – Leased	24,000
Plainfield, Indiana	Manufacturing—Bedding Manufacturing – Leased	40,000
Cheswick, Pennsylvania [1]	Manufacturing—Bedding Manufacturing – Leased	19,000
Auburndale, Florida	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Sales and Lease Ownership—Fulfillment Center – Leased	95,000
Obetz, Ohio	Sales and Lease Ownership—Fulfillment Center – Leased	91,000
Dallas, Texas	Sales and Lease Ownership—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Sales and Lease Ownership—Fulfillment Center – Leased	115,000
Sugarland, Texas	Sales and Lease Ownership—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Sales and Lease Ownership—Fulfillment Center – Leased	206,000
LaVergne, Tennessee	Sales and Lease Ownership—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Sales and Lease Ownership—Fulfillment Center – Leased	107,000
Magnolia, Mississippi	Sales and Lease Ownership—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Sales and Lease Ownership—Fulfillment Center – Leased	156,000
Portland, Oregon	Sales and Lease Ownership—Fulfillment Center – Leased	98,000
Westfield, Massachusetts	Sales and Lease Ownership—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Sales and Lease Ownership—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Sales and Lease Ownership—Fulfillment Center – Leased	126,000

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Auburndale, Florida	Sales and Lease Ownership—Service Center – Leased	7,000
Belcamp, Maryland	Sales and Lease Ownership—Service Center – Leased	5,000
Cheswick, Pennsylvania	Sales and Lease Ownership—Service Center – Leased	10,000
Fairburn, Georgia	Sales and Lease Ownership—Service Center – Leased	10,000
Grand Prairie, Texas	Sales and Lease Ownership—Service Center – Leased	7,000
Houston, Texas	Sales and Lease Ownership—Service Center – Leased	20,000
Huntersville, North Carolina	Sales and Lease Ownership—Service Center – Leased	18,000
Kansas City, Kansas	Sales and Lease Ownership—Service Center – Leased	8,000
Obetz, Ohio	Sales and Lease Ownership—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Sales and Lease Ownership—Service Center – Leased	10,000
Phoenix, Arizona	Sales and Lease Ownership—Service Center – Leased	7,000
Plainfield, Indiana	Sales and Lease Ownership—Service Center – Leased	13,000
Citrus Heights, California	Sales and Lease Ownership—Service Center – Leased	8,000
Ridgeland, Mississippi	Sales and Lease Ownership—Service Center – Leased	10,000
South Madison, Tennessee	Sales and Lease Ownership—Service Center – Leased	23,000
Queens, New York	Sales and Lease Ownership—Warehouse – Leased	32,000
Draper, Utah	Progressive—Corporate Management/Call Center – Leased	148,000
Glendale, Arizona	Progressive—Corporate Management/Call Center – Leased	52,000
Springdale, Arkansas	DAMI—Corporate Management/Call Center – Owned	29,000
Tulsa, Oklahoma	DAMI—Call Center – Leased	3,400
1 The Company ceased its bedding manufacturing operations at the Cheswick, PA facility in February 2017.
Our executive and administrative offices previously occupied approximately 69,000 of the 81,000 usable square feet in a 105,000 square-foot office building in Atlanta, Georgia. We sold this building in January 2016, and secured a lease in a different part of Atlanta for approximately 64,000 square feet of a building that we began occupying in 2016 and use for our permanent executive and administrative offices.
We also wholly lease a building in Kennesaw, Georgia with approximately 51,000 square feet. During 2017, we plan to relocate our administrative functions to an alternate leased space with approximately 48,000 square feet.
In addition, we currently lease 67,000 square feet of a second building in Kennesaw, which is used for administrative functions.
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
The number of shareholders of record of the Company’s common stock at February 22, 2017 was 174. The closing price for the common stock at February 22, 2017 was $27.06.
The following table shows the range of high and low sales prices per share for the Company’s common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2016
First Quarter	$25.25	$20.24	$0.0250
Second Quarter	27.72	20.51	0.0250
Third Quarter	25.90	21.50	0.0250
Fourth Quarter	34.22	22.37	0.0275

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2015
First Quarter	$33.71	$27.51	$0.0230
Second Quarter	36.98	27.40	0.0230
Third Quarter	40.06	32.36	0.0230
Fourth Quarter	40.80	21.32	0.0250
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
Issuer Purchases of Equity Securities
As of December 31, 2016, 9,123,721 shares of common stock remained available for repurchase from time to time under the purchase authority previously approved by the Company’s Board of Directors. The following table presents our share repurchase activity for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans[1]
October 1 through October 31, 2016	—	—	—	9,123,721
November 1 through November 30, 2016	—	—	—	9,123,721
December 1 through December 31, 2016	—	—	—	9,123,721
Total	—		—
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
Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among Aaron's, Inc., the S&P Midcap 400 Index, and S&P 400 Retailing Index
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years of the Company, the yearly percentage change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index and the S&P 400 Retailing Index.

December 31,	2011	2012	2013	2014	2015	2016
Aaron's, Inc.	$100.00	$106.23	$110.72	$115.47	$84.84	$121.68
S&P Midcap 400	100.00	117.88	157.37	172.74	168.98	204.03
S&P 400 Retailing Index	100.00	112.24	136.46	145.32	124.57	130.35

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron’s, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2016. Certain reclassifications have been made to the prior periods to conform to the current period presentation. This historical information may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended December 31,
(Dollar Amounts in Thousands, Except Per Share Data)	2016	2015	2014	2013	2012
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$2,780,824	$2,684,184	$2,221,574	$1,748,699	$1,676,391
Retail Sales	29,418	32,872	38,360	40,876	38,455
Non-Retail Sales	309,446	390,137	363,355	371,292	425,915
Franchise Royalties and Fees	58,350	63,507	65,902	68,575	66,655
Interest and Fees on Loans Receivable	24,080	2,845	—	—	—
Other	5,598	6,211	5,842	5,189	5,411
	3,207,716	3,179,756	2,695,033	2,234,631	2,212,827
Costs and Expenses:
Depreciation of Lease Merchandise	1,304,295	1,212,644	932,634	628,089	601,552
Retail Cost of Sales	18,580	21,040	24,541	24,318	21,608
Non-Retail Cost of Sales	276,608	351,777	330,057	337,581	387,362
Operating Expenses	1,351,785	1,357,030	1,231,801	1,022,684	952,617
Financial Advisory and Legal Costs	—	—	13,661	—	—
Restructuring Expenses	20,218	—	9,140	—	—
Retirement and Vacation Charges	—	—	9,094	4,917	10,394
Progressive-Related Transaction Costs	—	—	6,638	—	—
Legal and Regulatory (Income) Expense	—	—	(1,200)	28,400	(35,500)
Other Operating (Income) Expense, Net	(6,446)	1,324	(1,176)	1,584	(2,235)
	2,965,040	2,943,815	2,555,190	2,047,573	1,935,798
Operating Profit	242,676	235,941	139,843	187,058	277,029
Interest Income	2,699	2,185	2,921	2,998	3,541
Interest Expense	(23,390)	(23,339)	(19,215)	(5,613)	(6,392)
Other Non-Operating (Expense) Income, Net	(3,563)	(1,667)	(1,845)	517	2,677
Earnings Before Income Taxes	218,422	213,120	121,704	184,960	276,855
Income Taxes	79,139	77,411	43,471	64,294	103,812
Net Earnings	$139,283	$135,709	$78,233	$120,666	$173,043

Earnings Per Share	$1.93	$1.87	$1.08	$1.59	$2.28
Earnings Per Share Assuming Dilution	1.91	1.86	1.08	1.58	2.25
Dividends Per Share	0.1025	0.0940	0.0860	0.0720	0.0620
FINANCIAL POSITION
Lease Merchandise, Net	$999,381	$1,138,938	$1,087,032	$869,725	$964,067
Property, Plant and Equipment, Net	211,271	225,836	219,417	231,293	230,598
Total Assets	2,615,736	2,698,488	2,456,844	1,827,176	1,812,929
Debt	497,829	606,746	606,082	142,704	141,528
Shareholders’ Equity	1,481,598	1,366,618	1,223,521	1,139,963	1,136,126
AT YEAR END (unaudited)
Stores Open:
Company-operated	1,165	1,305	1,326	1,370	1,324
Franchised	699	734	782	781	749
Lease Agreements in Effect	2,104,700	2,164,200	2,111,800	1,751,000	1,724,000
Progressive Active Doors[1]	17,963	13,248	12,307	—	—
Number of Employees	11,500	12,700	12,400	12,600	11,900
1 Progressive was acquired on April 14, 2014. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Aaron’s, Inc. ("we," "our," "us," or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of December 31, 2016, the Company's operating segments are Sales and Lease Ownership, Progressive, DAMI, Franchise, and Woodhaven Furniture Industries.
The Sales and Lease Ownership segment offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month lease-to-own basis with no credit needed through the Company's Aaron's stores. We have more than 1,800 Company-operated and franchised Aaron's stores in 47 states and Canada. Progressive is a virtual lease-to-own company that provides lease-purchase solutions through approximately 22,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, which was acquired by Progressive on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs). The Franchise operation awards franchises and supports franchisees of its Aaron's stores. Woodhaven Furniture Industries manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised Aaron's stores.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive and DAMI acquisitions have been strategically transformational for the Company in this respect and will continue to strengthen our business, as demonstrated by Progressive’s significant revenue and profit growth in 2016. We also believe the traditional lease-to-own industry has been negatively impacted in recent periods by: (i) the continuing economic challenges facing many traditional lease-to-own customers; (ii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; and (iii) the challenges faced by many traditional “brick-and-mortar” retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•	Improve Aaron's store profitability;

•	Accelerate our omnichannel platform;

•	Strengthen relationships of Progressive and DAMI's current retail partners;

•	Focus on converting existing pipeline into Progressive retail partners; and

•	Champion compliance.
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which will enable us to sharpen our focus on activities that have the highest potential for return. We also took steps to further address the expense structure at our Aaron's business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 56 underperforming Aaron's Company-operated stores primarily in the fourth quarter of 2016. The Company plans to close approximately 70 additional stores during the second quarter of 2017. The Company also optimized its home office and field support staff in 2016, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.

Highlights
The following summarizes significant highlights from our 2016 fiscal year:

•
The Company reported record revenues of $3.2 billion in 2016 and its net earnings before income taxes increased to $218.4 million compared to $213.1 million in 2015. The Company's net earnings were $139.3 million versus $135.7 million for 2015 and its diluted earnings per share were $1.91 compared to $1.86 for 2015.

•
The Company generated cash from operating activities of $465.4 million compared to $166.8 million in 2015 and ended 2016 with $308.6 million in cash and $225.0 million available on our revolving credit facility. In addition, the Company returned nearly $42 million to shareholders in 2016 through share repurchases and cash dividends.

•
Progressive achieved record revenues of $1.2 billion in 2016, an increase of 17.9% over 2015. Progressive's revenue growth is due to a 35.6% increase in active doors, which contributed to a 13.4% increase in invoice volume. Progressive increased its earnings before income taxes to $104.7 million, compared to $54.5 million in 2015, due to its revenue growth and favorable lease portfolio performance in 2016.

•
Our Aaron's sales and lease ownership revenues were $1.9 billion in 2016, a decrease of 7.3% compared to 2015. The decline is primarily the result of a 3.4% decrease in same store sales and the net reduction of 58 Company-operated Aaron's stores during 2016, as we began implementing our initiative to identify and close underperforming stores, and consolidating their customer accounts into other stores, to improve profitability and right-size our footprint in many markets. The Company also announced plans to close or merge approximately 70 additional Aaron's stores in the second quarter of 2017. Earnings before income taxes for the Aaron's sales and lease ownership segment decreased to $127.3 million for 2016, compared to $163.0 million for 2015, primarily due to the decrease in revenue and incurring $16.6 million in restructuring charges related to the store closing actions.

Key Metrics
The Company’s franchised and Company-operated store activity (unaudited) is summarized as follows:

	2016	2015	2014 [1]
Company-operated Aaron's Sales and Lease Ownership stores
Company-operated Aaron's Sales and Lease Ownership stores open at January 1,	1,223	1,243	1,262
Opened	—	7	30
Added through acquisition	16	25	9
Closed, sold or merged	(74)	(52)	(58)
Company-operated Aaron's Sales and Lease Ownership stores open at December 31,	1,165	1,223	1,243

Franchised stores
Franchised stores open at January 1,	734	782	781
Opened	1	10	23
Purchased from the Company	—	16	6
Purchased by the Company	(16)	(25)	(9)
Closed, sold or merged	(20)	(49)	(19)
Franchised stores open at December 31,	699	734	782

Company-operated HomeSmart stores [2]
Company-operated HomeSmart stores open at January 1,	82	83	81
Opened	—	—	3
Closed, sold or merged	(82)	(1)	(1)
Company-operated HomeSmart stores open at December 31,	—	82	83
1 In January 2014, we sold our 27 Company-operated RIMCO stores and the rights to five franchised RIMCO stores.
2 In May 2016, we sold our 82 Company-operated HomeSmart stores.

Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of our Aaron's business. For the year ended December 31, 2016, we calculated this amount by comparing revenues for the year ended December 31, 2016 to revenues for the year ended December 31, 2015 for all stores open for the entire 24-month period ended December 31, 2016, excluding stores that received lease agreements from other acquired, closed or merged stores.
During the year ended December 31, 2016, the Company revised the methodology for calculating same store revenues and same store customer counts to reflect a full lifecycle for customer retention after stores are closed. As a result, revenues for stores that have been consolidated/merged are now included in the comparable same store calculation 27 months after their consolidation/merger. Previously, merged stores were included in the same store calculation after 24 months. The change in the same store calculation had an immaterial impact on comparable store revenues and customer counts.
Active Doors. We believe that active doors are a key performance indicator of our Progressive segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive segment:

Active Doors at December 31 (Unaudited)	2016	2015	2014
Progressive Active Doors	17,963	13,248	12,307
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive during the period, net of returns. The following table presents invoice volume for the Progressive segment:

For the Year Ended December 31 (Unaudited and In Thousands)	2016	2015	2014
Progressive Invoice Volume	$884,812	$780,038	$471,902
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2016 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated since the DAMI acquisition, as well as the accretion of the discount on loans acquired in the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, provision for lease merchandise write-offs, bad debt expense, shipping and handling, advertising and the provision for loan losses, among other expenses.
Restructuring Expenses. Restructuring expenses represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's business, home office and field support functions. Restructuring charges were comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment, and related workforce reductions.
Other Operating (Income) Expense, Net. Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.

Interest Expense. Interest expense consists of interest incurred on fixed and variable rate notes and outstanding borrowings from revolving credit facilities.
Results of Operations
The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively. During the year ended December 31, 2016, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and former HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments in all segment-related disclosures in this management’s discussion and analysis section to conform to this change.
The production of our Manufacturing segment, consisting of Woodhaven Furniture Industries LLC, is primarily leased or sold through the Company-operated and franchised stores, and consequently, substantially all of that segment’s revenues and earnings before income taxes are eliminated through the elimination of intersegment revenues and intersegment profit or loss. Our Corporate support function serves to support the five operating segments and the unallocated charges related to the Corporate support function represent the Other category and are incorporated in the following discussion.

Results of Operations – Years Ended December 31, 2016, 2015 and 2014

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(In Thousands)	2016	2015	2014	$	%	$	%
REVENUES:
Lease Revenues and Fees	$2,780,824	$2,684,184	$2,221,574	$96,640	3.6%	$462,610	20.8%
Retail Sales	29,418	32,872	38,360	(3,454)	(10.5)	(5,488)	(14.3)
Non-Retail Sales	309,446	390,137	363,355	(80,691)	(20.7)	26,782	7.4
Franchise Royalties and Fees	58,350	63,507	65,902	(5,157)	(8.1)	(2,395)	(3.6)
Interest and Fees on Loans Receivable	24,080	2,845	—	21,235	746.4	2,845	nmf
Other	5,598	6,211	5,842	(613)	(9.9)	369	6.3
	3,207,716	3,179,756	2,695,033	27,960	0.9	484,723	18.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,304,295	1,212,644	932,634	91,651	7.6	280,010	30.0
Retail Cost of Sales	18,580	21,040	24,541	(2,460)	(11.7)	(3,501)	(14.3)
Non-Retail Cost of Sales	276,608	351,777	330,057	(75,169)	(21.4)	21,720	6.6
Operating Expenses	1,351,785	1,357,030	1,231,801	(5,245)	(0.4)	125,229	10.2
Financial Advisory and Legal Costs	—	—	13,661	—	nmf	(13,661)	nmf
Restructuring Expenses	20,218	—	9,140	20,218	nmf	(9,140)	nmf
Retirement and Vacation Charges	—	—	9,094	—	nmf	(9,094)	nmf
Progressive-Related Transaction Costs	—	—	6,638	—	nmf	(6,638)	nmf
Legal and Regulatory Income	—	—	(1,200)	—	nmf	1,200	nmf
Other Operating (Income) Expense, Net	(6,446)	1,324	(1,176)	(7,770)	(586.9)	2,500	212.6
	2,965,040	2,943,815	2,555,190	21,225	0.7	388,625	15.2

OPERATING PROFIT	242,676	235,941	139,843	6,735	2.9	96,098	68.7
Interest Income	2,699	2,185	2,921	514	23.5	(736)	(25.2)
Interest Expense	(23,390)	(23,339)	(19,215)	51	0.2	4,124	21.5
Other Non-Operating Expense	(3,563)	(1,667)	(1,845)	1,896	113.7	(178)	(9.6)

EARNINGS BEFORE INCOME TAXES	218,422	213,120	121,704	5,302	2.5	91,416	75.1

INCOME TAXES	79,139	77,411	43,471	1,728	2.2	33,940	78.1

NET EARNINGS	$139,283	$135,709	$78,233	$3,574	2.6%	$57,476	73.5%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(In Thousands)	2016	2015	2014	$	%	$	%
REVENUES:
Sales and Lease Ownership[1]	$1,852,312	$1,997,270	$2,040,617	$(144,958)	(7.3)%	$(43,347)	(2.1)%
Progressive[2]	1,237,597	1,049,681	519,342	187,916	17.9	530,339	102.1
HomeSmart[1,3]	25,392	63,204	64,441	(37,812)	(59.8)	(1,237)	(1.9)
DAMI[4]	24,080	2,845	—	21,235	746.4	2,845	nmf
Franchise[5]	58,350	63,507	65,902	(5,157)	(8.1)	(2,395)	(3.6)
Manufacturing	90,274	106,020	104,058	(15,746)	(14.9)	1,962	1.9
Other	950	1,118	2,969	(168)	(15.0)	(1,851)	(62.3)
Revenues of Reportable Segments	3,288,955	3,283,645	2,797,329	5,310	0.2	486,316	17.4
Elimination of Intersegment Revenues	(81,239)	(103,889)	(102,296)	22,650	21.8	(1,593)	(1.6)
Total Revenues from External Customers	$3,207,716	$3,179,756	$2,695,033	$27,960	0.9%	$484,723	18.0%
nmf—Calculation is not meaningful
[1] Segment revenue consists of lease revenues and fees, retail sales and non-retail sales.
[2] Segment revenue consists of lease revenues and fees.
3 In May 2016, we sold our 82 Company-operated HomeSmart stores.
[4] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
[5] Segment revenue consists of franchise royalties and fees.
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased primarily due to an $87.6 million decrease in non-retail sales and a $54.3 million decrease in lease revenues and fees. Non-retail sales decreased primarily due to an 11% decline in franchised stores during the 24 month period ended December 31, 2016 and a decrease in product sales to our Aaron's franchises. Lease revenues and fees decreased primarily due to a 3.4% decrease in same store revenues and the net reduction of 78 Sales and Lease Ownership Aaron's stores during the 24 month period ended December 31, 2016.
Progressive. Progressive segment revenues increased primarily due to a 35.6% growth in active doors, which contributed to an increase in invoice volume.
DAMI. DAMI segment revenues increased due to DAMI's results being included for a full year compared to a partial year in 2015 from the October 15, 2015 acquisition date.
Franchise. Franchise segment revenues decreased primarily due to the net reduction of 83 franchised stores during the 24 month period ended December 31, 2016.
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Sales and Lease Ownership. Sales and Lease Ownership segment revenues decreased due to a $65.0 million decrease in lease revenues and fees and a $5.3 million decrease in retail sales, partially offset by a $26.4 million increase in non-retail sales. Lease revenues and fees decreased partly due to the net reduction of 39 Sales and Lease Ownership stores during the 24 month period ended December 31, 2015 and a 4.2% decline in same store revenues. In particular, the revenues of the stores located in Texas, which represent approximately 18.0% of our store-based revenues, were down considerably in 2015 due to the effects of contractions in the oil industry on that market. Non-retail sales increased primarily due to higher demand for product by franchisees.
Progressive. Progressive segment revenues increased partly due to Progressive's results being included for a full year compared to a partial year in 2014 from the April 14, 2014 acquisition date. Revenues also increased in 2015 due to increases in invoice volume at existing active doors as well as a net increase of approximately 941 active doors since the beginning of 2015.

Franchise. Franchise segment revenues decreased primarily due to a 0.9% decline in same store revenues of existing franchised stores and the impact of the net reduction of 47 franchised stores during the 24 month period ended December 31, 2015.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(In Thousands)	2016	2015	2014	$	%	$	%
Personnel Costs	$611,113	$619,557	$594,246	$(8,444)	(1.4)%	$25,311	4.3%
Occupancy Costs	208,712	208,927	206,806	(215)	(0.1)	2,121	1.0
Provision for Lease Merchandise Write-Offs	134,104	136,380	99,942	(2,276)	(1.7)	36,438	36.5
Bad Debt Expense	128,333	122,184	60,514	6,149	5.0	61,670	101.9
Shipping and Handling	69,939	77,944	81,131	(8,005)	(10.3)	(3,187)	(3.9)
Advertising	40,823	39,334	50,460	1,489	3.8	(11,126)	(22.0)
Provision for Loan Losses	11,251	937	—	10,314	nmf	937	nmf
Other Operating Expenses	147,510	151,767	138,702	(4,257)	(2.8)	13,065	9.4
Operating Expenses	$1,351,785	$1,357,030	$1,231,801	$(5,245)	(0.4)%	$125,229	10.2%
nmf—Calculation is not meaningful
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
Operating expenses decreased $5.2 million during 2016 compared to the prior year. As a percentage of total revenues, operating expense decreased to 42.1% in 2016 from 42.7% in 2015.
Personnel costs decreased primarily due to the disposition of the HomeSmart business in which the Company sold all of its 82 HomeSmart stores on May 13, 2016 and a reduction of Corporate support staff. This was partially offset by hiring to support the growth of Progressive and DAMI, the inclusion of a full year of DAMI personnel costs, and additional charges related to the retirement of the Company's former Chief Financial Officer in 2016.
The provision for lease merchandise write-offs decreased slightly during 2016. Progressive's provision for lease merchandise write-offs as a percentage of Progressive's lease revenues improved from 7.0% in 2015 to 5.7% in 2016 due to continued operational improvements and enhancements to the lease decisioning process. The provision for lease merchandise write-offs as a percentage of lease revenues for our Aaron's business increased from 3.8% in 2015 to 4.1% in 2016.
Although bad debt expense increased during 2016 due to higher Progressive revenues, bad debt expense as a percentage of Progressive's revenues decreased to 10.3% in 2016 from 11.6% in 2015 due to continued operational improvements and enhancements to the lease decisioning process.
Shipping and handling expense decreased during 2016 due to lower delivery volumes as a result of the net reduction of 58 Sales & Lease Ownership stores during the year as well as the disposition of the HomeSmart business on May 13, 2016.
The provision for loan losses increased during 2016 due to the inclusion of DAMI's results for a full year compared to a partial year in 2015 from the October 15, 2015 acquisition date.
Other operating expenses during 2015 included $3.7 million of one-time transaction costs incurred by Progressive in connection with the acquisition of DAMI.
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Operating expenses increased $125.2 million in 2015 compared to 2014. As a percentage of total revenues, operating expense decreased to 42.7% during 2015 from 45.7% during the comparable period in 2014. Operating expenses increased due primarily to the consolidation of Progressive's results from operations from the April 14, 2014 acquisition date.
Personnel costs increased due to incurring a full year of Progressive personnel cost in 2015 and hiring to support the growth of Progressive.
The provision for lease merchandise write-offs increased due to higher Progressive revenues stemming from Progressive's results being included for a full year compared to a partial year in 2014 from the April 14, 2014 acquisition date and a net increase of approximately 941 active doors since the beginning of 2015. Progressive's provision for lease merchandise write-offs as a percentage of Progressive's lease revenues improved from 7.9% in 2014 to 7.0% in 2015 due to the timing of the April 2014 Progressive acquisition; customers often exercise the early purchase option in their lease agreements in the January through April time frame due to their receipt of federal and state income tax refunds, which results in a decrease to the provision during this period. As such, the 2014 results did not include the favorable impact to the provision that occurs in January through April. The provision for lease merchandise write-offs as a percentage of lease revenues for our Aaron's business increased from 3.4% in 2014 to 3.8% in 2015.
Bad debt expense increased due to the increase in Progressive revenues as a percentage of total revenues. Progressive's bad debt expense in 2015 was affected by the impact of a temporary interruption of certain data attributes used to make our approval decisions. We lost access to the attributes in February 2015 and replaced them in April 2015. Leases generated during the period of interruption charged off at higher rates than originally anticipated during the second and third quarters of 2015. Nonetheless, Progressive's bad debt expense as a percentage of Progressive's revenues remained constant at approximately 12% in both years.
Advertising expense decreased $11.1 million in 2015 compared to 2014 due primarily to expense reduction initiatives during 2015 and a net reduction of 39 Sales and Lease Ownership stores during the 24 month period ended December 31, 2015.
Other operating expenses during 2015 includes $3.7 million of one-time transaction costs incurred by Progressive in connection with the acquisition of DAMI.
Other Costs and Expenses
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
Depreciation of lease merchandise. Depreciation of merchandise not on lease as a percentage of consolidated depreciation remained consistent year over year at approximately 5.8%. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 46.9% from 45.2% in the prior year, primarily due to a shift in product mix from our Aaron's business to Progressive which is consistent with the increasing proportion of Progressive revenue of total revenue. Progressive generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to our Aaron's business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 63.2% from 64.0% primarily due to lower inventory purchase cost.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 89.4% from 90.2% primarily due to lower inventory purchase cost.
Restructuring expenses. In connection with the closure and consolidation of underperforming Company-operated Aaron's stores and the optimization of our home office and field support staff, charges of $16.6 million and $3.5 million were recorded to the Sales and Lease Ownership segment and Other category, respectively, during the year ended December 31, 2016. These charges were principally comprised of $11.6 million related to losses on contractual lease obligations for closed stores, $4.5 million related to the write-off and impairment of store property, plant and equipment and $3.9 million related to workforce reductions. The Company estimates it will incur an additional $13.0 million of restructuring charges in 2017 related to losses on contractual lease obligations for approximately 70 Aaron's stores that the Company expects to close in the second quarter of 2017.
Year Ended December 31, 2015 Versus Year Ended December 31, 2014
Depreciation of lease merchandise. Depreciation of merchandise not on lease as a percentage of consolidated depreciation remained consistent year over year at approximately 5.8%. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 45.2% in 2015 from 42.0% in 2014, primarily because of Progressive's continued growth relative to our Aaron's business.
Retail cost of sales. Retail cost of sales as a percentage of retail sales have remained consistent at 64.0% in both periods.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased slightly to 90.2% from 90.8%.
Financial advisory and legal costs. Financial advisory and legal costs of $13.7 million were recorded to the Other category in 2014 related to addressing now-resolved strategic matters, including an unsolicited acquisition offer, two proxy contests and certain other shareholder proposals.

Restructuring expenses. In connection with the closure of 44 Company-operated stores and restructuring of its home office and field support in 2014, charges of $4.8 million and $4.3 million were recorded to the Sales and Lease Ownership segment and Other category, respectively. These changes principally consist of contractual lease obligations, the write-off and impairment of property, plant and equipment and workforce reductions.
Retirement charges. Retirement charges of $9.1 million were recorded to the Other category in 2014 due to the retirements of both the Company’s former Chief Executive Officer and former Chief Operating Officer in 2014.
Progressive-related transaction costs. Financial advisory and legal costs of $6.6 million were recorded to the Other category in 2014 in connection with the April 14, 2014 acquisition of Progressive.
Legal and regulatory income. Regulatory income of $1.2 million in 2014 was recorded to the Other category as a reduction in previously recognized regulatory expense upon the resolution of the regulatory investigation by the California Attorney General.
Other Operating (Income) Expense, Net
Information about the components of other operating (income) expense, net is as follows:

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(In Thousands)	2016	2015	2014	$	%	$	%
Net gains on sales of stores	$(126)	$(2,139)	$(1,694)	$2,013	(94.1)%	$(445)	26.3%
Net gains on sales of delivery vehicles	(1,319)	(1,706)	(1,099)	387	(22.7)	(607)	55.2
Net (gains) losses and impairment charges on asset dispositions and assets held for sale	(5,001)	5,169	1,617	(10,170)	(196.7)	3,552	219.7
Other Operating (Income) Expense, Net	$(6,446)	$1,324	$(1,176)	$(7,770)	(586.9)%	$2,500	(212.6)%

In 2016, other operating income, net of $6.4 million included a gain of $11.1 million in the Other category on the January 2016 sale of the Company's former corporate office building, partially offset by a loss and other charges related to the sale of HomeSmart of $5.4 million.
In 2015, other operating expense, net of $1.3 million included a $3.5 million loss related to a lease termination on a Company aircraft in the Other category, impairment charges of $0.8 million on leasehold improvements related to Company-operated stores that were closed during the period and impairment charges of $0.5 million on assets held for sale. In addition, the Company recognized gains of $2.1 million from the sale of 25 Sales and Lease Ownership stores during 2015.
In 2014, other operating income, net of $1.2 million included charges of $0.5 million related to the impairment of various land outparcels and buildings that the Company decided not to utilize for future expansion and $0.8 million related to the loss of sale of the RIMCO net assets. In addition, the Company recognized gains of $1.7 million from the sale of six Sales and Lease Ownership stores during 2014.
Operating Profit
Interest income. Interest income, which primarily relates to the British pound-denominated Perfect Home notes, increased to $2.7 million in 2016 from $2.2 million in 2015 due to an increase in the interest rate of the Perfect Home notes during 2016. Interest income in 2015 decreased to $2.2 million from $2.9 million in 2014 due to lower average investment and cash equivalent balances.
Interest expense. Interest expense increased to $23.4 million in 2016 from $23.3 million in 2015 and $19.2 million in 2014. Interest expense increased in 2015 primarily due to $491.3 million of additional debt financing incurred in connection with the April 14, 2014 Progressive acquisition and due to increased revolving credit borrowings during 2015 to finance the acquisition of DAMI and the assumption of $44.8 million of debt in that acquisition.
Other non-operating expense. Other non-operating expense includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating expense were foreign currency remeasurement losses of $3.7 million, $2.5 million and $2.3 million during 2016, 2015 and 2014, respectively. These losses resulted from the strengthening of the U.S. dollar against the British pound during the period. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.2 million, $0.8 million and $0.4 million during 2016, 2015 and 2014, respectively.

Earnings (Loss) Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

				Change
	Year Ended December 31,			2016 vs. 2015		2015 vs. 2014
(In Thousands)	2016	2015	2014	$	%	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Sales and Lease Ownership	$127,306	$162,996	$145,068	$(35,690)	(21.9)%	$17,928	12.4%
Progressive	104,686	54,525	4,603	50,161	92.0	49,922	nmf
HomeSmart	(3,479)	606	(2,613)	(4,085)	(674.1)	3,219	123.2
DAMI	(9,273)	(1,964)	—	(7,309)	(372.1)	(1,964)	nmf
Franchise	46,766	48,576	50,504	(1,810)	(3.7)	(1,928)	(3.8)
Manufacturing	(27)	2,520	860	(2,547)	(101.1)	1,660	193.0
Other[1]	(48,164)	(51,651)	(75,905)	3,487	6.8	24,254	32.0
Earnings Before Income Taxes for Reportable Segments	217,815	215,608	122,517	2,207	1.0	93,091	76.0
Elimination of Intersegment Loss (Profit)	607	(2,488)	(813)	3,095	124.4	(1,675)	(206.0)
Total	$218,422	$213,120	$121,704	$5,302	2.5%	$91,416	75.1%
nmf—Calculation is not meaningful
1 The Other category includes unallocated corporate costs such as personnel and occupancy costs.
Changes within earnings (loss) before income taxes are discussed above.
Income Tax Expense
Income tax expense increased in 2016 compared to 2015 due primarily to a 2.5% increase in earnings before income taxes in 2016. The effective tax rate remained relatively unchanged at 36.2% in 2016 compared to 36.3% in 2015.
Income tax expense increased in 2015 compared to 2014 due primarily to a 75.1% increase in earnings before income taxes in 2015. The effective tax rate increased to 36.3% in 2015 from 35.7% in 2014 primarily as a result of reduced federal credits.
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2015 to December 31, 2016, include:

•	Cash and cash equivalents increased $293.6 million to $308.6 million at December 31, 2016. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Lease merchandise, net decreased $139.6 million to $1.0 billion at December 31, 2016 primarily due to decreases in lease merchandise purchases at our Aaron's business operations and the HomeSmart disposition during the year ended December 31, 2016.

•
Income tax receivable decreased $167.3 million to $11.9 million primarily due to the enactment of the Protecting Americans From Tax Hikes Act in December 2015 ("the 2015 Act"), which extended bonus depreciation on eligible inventory held during 2015. Throughout 2015, the Company made payments based on the previously enacted law, resulting in an overpayment when the 2015 Act was signed into law. The Company received a refund of $120 million in 2016 related to the 2015 overpayment.

•
Accounts payable and accrued expenses decreased $45.9 million to $297.8 million at December 31, 2016 primarily due to decreases in lease merchandise purchases at the end of the fourth quarter of 2016 compared to the end of the fourth quarter of 2015.

•
Debt decreased $108.9 million to $497.8 million at December 31, 2016 due primarily to the net repayment of $112.5 million in revolving credit borrowings and term loans. Refer to "Liquidity and Capital Resources" for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for our Aaron's business and Progressive's operations. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
As of December 31, 2016, the Company has $308.6 million of cash and $225.0 million of availability under its revolving credit facility.
Cash Flows from (used in) Operating Activities
The Company's cash flows from operating activities were $465.4 million in 2016, compared to $166.8 million in 2015 and cash used in operating activities of $49.0 million in 2014.
The $298.7 million increase in cash flows from operating activities in 2016 as compared to 2015 was primarily due to net tax refunds received in 2016 versus net tax payments in 2015, an increase in our Progressive business invoice volumes and operating margins, and inventory reductions in our Aaron's store merchandise not on lease, partially offset by declines in the operating results of our Aaron's sales and lease ownership business and declines in accounts payable and accrued expenses. The operating results of Progressive and the Aaron's sales and lease ownership business are described in more detail in the "Results of Operations" section above. The Company received a net income tax refund of $54.3 million in 2016 compared to net income tax payments of $91.7 million in 2015, which was the result of the enactment of the Protecting Americans From Tax Hikes Act of 2015 (the "2015 Act") as discussed further in the "Commitments" section below. Lease merchandise inventory declined in 2016 due to inventory reduction initiatives in our Aaron's store business, which also contributed to declines in accounts payable and accrued expenses in 2016 compared to 2015.
The $215.7 million increase in cash flows from operating activities in 2015 compared to 2014 was primarily due to revenue growth, operating margin improvements and income tax refunds. Among other changes, there was a $57.5 million increase in net earnings, a $24.0 million increase in cash flows related to inventory reduction initiatives, and $91.7 million in income tax payments made in 2015 compared to $187.7 million in 2014. The revenue growth and operating margin improvements were related primarily to Progressive, which continues to grow and expand invoice volume and active doors, and has lower operating expenses as a percentage of total revenues than the Company's traditional lease-to-own business because it does not have store operations. The operating margin improvements also related to price increases, inventory reduction, and cost reduction initiatives at the Aaron’s Sales and Lease Ownership segment. The change in the income tax receivable occurred primarily because of the enactment of the Tax Increase Prevention Act of 2014 and the 2015 Act, which have resulted in income tax refunds, as discussed further in the "Commitments" section below. These acts were signed in December 2014 and December 2015, respectively and retroactively extended accelerated depreciation. The Company made payments throughout each of those years based on enacted tax laws resulting in overpayments at the end of those years.
Cash Flows used in Investing Activities
The Company's investing activities used cash of $20.1 million, $108.9 million and $635.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.
During the year ended December 31, 2016, cash outflows on purchases of property, plant and equipment were $57.5 million, a 5.1% decrease from 2015. This was offset by proceeds from the sale of businesses and contracts of $35.9 million, which includes net cash proceeds of $35.0 million in connection with the sale of the 82 Company-operated HomeSmart stores in May 2016 as well as proceeds from the sale of property, plant and equipment of $19.4 million, which includes proceeds of $13.6 million from the January 2016 sale of the Company's former corporate office building.

During the year ended December 31, 2015, cash outflows on purchases of property, plant and equipment were $60.6 million and cash outflows on the acquisition of business and contracts were $73.3 million, which includes $50.7 million to acquire a 100% ownership interest in DAMI.
During the year ended December 31, 2014, cash outflows on purchases of property, plant and equipment were $47.6 million and cash outflows on the acquisition of business and contracts were $700.5 million, which relates to our acquisition of Progressive.
Purchases of sales and lease ownership stores initially have a positive impact on operating cash flows because the lease merchandise, other assets and intangibles acquired are recognized as investing cash outflows in the period of acquisition. However, the initial positive impact may not be indicative of the extent to which these stores will contribute positively to operating cash flows in future periods. The amount of lease merchandise purchased in store acquisitions and shown under investing activities was $4.8 million and $8.5 million in 2016 and 2015, respectively. The amount of lease merchandise purchased in acquisitions and shown under investing activities was $144.0 million in 2014, substantially all of which was the direct result of the April 14, 2014 Progressive acquisition.
The amount of lease merchandise included in the sale of Company-operated stores and shown under investing activities was $1.2 million in 2016, $8.8 million in 2015 and $3.1 million in 2014.
Cash Flows (used in) from Financing Activities
The Company's net cash used in financing activities was $151.9 million and $46.5 million during the years ended December 31, 2016 and 2015, respectively, and cash provided by financing activities was $456.9 million during the year ended December 31, 2014. The cash used in financing activities in 2016 relates primarily to net repayments of outstanding debt of $75.0 million on our revolving facility, $25.0 million on our 3.95% senior unsecured notes, and $12.5 million on our term loan. The cash used in financing activities in 2015 relates primarily to net repayments of outstanding debt of $40.7 million. Cash provided by financing activities in 2014 relates primarily to the issuance of our 4.75% senior unsecured notes and revolving credit facility which was used to fund our acquisition of Progressive.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the year ended December 31, 2016, the Company purchased 1,372,700 shares for $34.5 million. As of December 31, 2016, we have the authority to purchase 9,123,721 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 29 consecutive years. Our annual common stock dividend was $0.1025 per share, $0.094 per share and $0.086 per share in 2016, 2015 and 2014, respectively, and resulted in aggregate dividend payments of $7.4 million, $6.8 million and $7.8 million in 2016, 2015 and 2014, respectively. At its November 2016 meeting, our Board of Directors increased the quarterly dividend by 10.0%, raising it to $0.0275 per share. The Company also increased its quarterly dividend rate by 8.7%, to $0.025 per share, in November 2015 and by 9.5%, to $0.023 per share, in November 2014.
On February 24, 2017, the Board of Directors approved a quarterly dividend of $0.0275 per share. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Debt Financing
As of December 31, 2016, $96.9 million of term loans were outstanding under the term loan and revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of December 31, 2016 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.

As of December 31, 2016, $47.5 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of December 31, 2016 was $7.6 million. In addition, the DAMI credit facility includes an accordion facility which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. The DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year. On June 30, 2016, DAMI entered into the twelfth amendment to the DAMI credit facility (the "Twelfth Amendment"). As amended, borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
As of December 31, 2016, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of December 31, 2016, the Company had outstanding $50.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at December 31, 2016 and believe that we will continue to be in compliance in the future.
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
The DAMI credit facility includes financial covenants that, among other things, require DAMI to maintain a senior debt to capital base ratio of not more than 2.0 to 1.0. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year. The Company is in compliance with these covenants at December 31, 2016 and believe that we will continue to be in compliance in the future.
If we fail to comply with these covenants, we will be in default under the agreement, and all amounts could become due immediately. We are in compliance with all of these covenants at December 31, 2016 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes. During the year ended December 31, 2016, we received income tax refunds, net of payments, of $54.3 million. Within the next twelve months, we anticipate that we will make cash payments for federal and state income taxes of approximately $123.0 million.
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

In future years, we may have to make increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2015 and prior periods. While the 2015 Act extended bonus depreciation through 2019, not considering the effects of bonus depreciation on future qualifying expenditures, we estimate that at December 31, 2016, the remaining tax deferral associated with the acts described above is approximately $159.0 million, of which approximately 86% is expected to reverse in 2017 and most of the remainder during 2018 and 2019.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating leases which generally expire during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016 are shown in the table set forth below under "Contractual Obligations and Commitments."
As of December 31, 2016, the Company had 19 capital leases with a limited liability company ("LLC") controlled by a group of current and former executives. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $0.8 million. The transaction has been accounted for as a financing in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized in this transaction.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of December 7, 2017.
At December 31, 2016, the portion that we might be obligated to repay in the event franchisees defaulted was $56.7 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
The following table shows the Company’s approximate commercial commitments as of December 31, 2016:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$56,721	$46,524	$10,197	$—	$—
Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2016:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$494,406	$145,031	$229,375	$120,000	$—
Capital Leases	6,364	2,606	2,666	1,092	—
Interest Obligations	45,014	17,326	22,032	5,656	—
Operating Leases	506,562	107,985	169,635	114,282	114,660
Purchase Obligations	28,183	17,351	9,661	1,171	—
Retirement Obligations	4,436	3,280	1,113	32	11
Total Contractual Cash Obligations	$1,084,965	$293,579	$434,482	$242,233	$114,671
Purchase obligations are primarily related to certain advertising programs, marketing programs, software licenses, hardware and software maintenance and support and telecommunications services. The table above includes only those purchase obligations for which the timing and amount of payments is certain. We also have purchase obligations for certain advertising and marketing programs with required minimum purchase volumes that are not included in the total contractual obligations table and that we estimate will result in additional annual spending of approximately $5.5 million in 2017, based on recent history. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at December 31, 2016 to calculate these payments. Our variable rate debt at December 31, 2016 consisted of our borrowings under our revolving credit agreement and DAMI credit facility. Future interest payments related to our revolving credit agreement are based on the borrowings outstanding at December 31, 2016 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rates at December 31, 2016 ranged between 2.31% and 2.52% for borrowings under the unsecured revolving credit agreements. The variable rate for the DAMI credit facility was 5.00% at December 31, 2016. Future interest payments may be different depending on future borrowing activity and interest rates.
Retirement obligations primarily represent future payments associated with the retirement of executive officers during the years ended December 31, 2016 and December 31, 2014.
Deferred income tax liabilities as of December 31, 2016 were approximately $276.1 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its DAMI business, has unfunded lending commitments totaling approximately $366.4 million and $378.7 million as of December 31, 2016 and 2015, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses, is calculated by the Company based on historical customer usage of available credit and is approximately $0.5 million as of December 31, 2016 and 2015, respectively.
Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company's significant accounting policies, see Note 1 to the consolidated financial statements.
Revenue Recognition
Sales and Lease Ownership lease revenues are recognized as revenue in the month they are due. Progressive lease revenues are earned prior to the lease payment due date and are recorded as earned. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2016 and 2015, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $61.9 million and $68.6 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts, based on historical collection rates of $34.4 million and $34.5 million, respectively.
Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
DAMI recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. DAMI acquires loans receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3.5% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI's direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.

Lease Merchandise
Our Sales and Lease Ownership segment depreciates merchandise over the applicable agreement period, generally 12 to 24 months and generally 36 months when not on lease, to a 0% salvage value. The Company's Progressive segment, at which substantially all merchandise is on lease, depreciates merchandise over the lease agreement period, which is typically over 12 months, while on lease.
Our policies generally require weekly lease merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to regular cycle counting, full physical inventories are generally taken at our fulfillment and manufacturing facilities annually with appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying amount is adjusted to net realizable value or written off.
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. We record a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of December 31, 2016 and 2015, the allowance for lease merchandise write-offs was $33.4 million. The provision for lease merchandise write-offs was $134.1 million, $136.4 million and $99.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. As an alternative to this annual impairment testing for intangible assets with indefinite lives and goodwill, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit's net assets exceeds the reporting unit's fair value.
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
We estimate the fair value of indefinite-lived trade name and trademark intangible assets based on projected discounted future cash flows under a relief from royalty method. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2016 and determined that no impairment had occurred.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2016
Goodwill	$526,723
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	194,672
Goodwill and Other Intangibles, Net	$774,395
Management has deemed its operating segments to be reporting units due to the fact that the operations included in each operating segment have similar economic characteristics. As of December 31, 2016, the Company had five operating segments and reporting units: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing. The following is a summary of the Company’s goodwill by reporting unit:

December 31,
(In Thousands)	2016
Sales and Lease Ownership	$237,922
Progressive	288,801
Total	$526,723

The Company performs its annual goodwill impairment testing as of October 1 each year. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit's goodwill, the current and projected operating results, the significance of the excess of the reporting unit's estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. The Company completed its annual goodwill impairment test as of October 1, 2016 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2016 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Provision for Loan Losses and Loan Loss Allowance
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company's judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from our estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
The Company initially calculates the allowance for loan losses based on actual delinquency balances and historical average loss experience on loans receivable by aging category for the prior eight quarters. The allowance for loan losses is maintained at a level considered adequate to cover probable losses of principal, interest and fees on active loans in the loans receivable portfolio. The adequacy of the allowance is evaluated at each period end.
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing deferred merchant fees (net of origination costs) and promotional fees for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes less than 90 days past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the month following the billing cycle in which the loans receivable become 120 days past due.
The provision for loan losses was $11.3 million and $0.9 million for the year ended December 31, 2016 and from October 15, 2015 (DAMI acquisition date) to December 31, 2015, respectively. The allowance for loan losses was $6.6 million and $0.9 million as of December 31, 2016 and 2015, respectively.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease receipts based upon historical experience. As of December 31, 2016 and 2015, our reserve for closed stores was $14.4 million and $5.7 million, respectively. Due to changes in market conditions, our estimates related to sublease receipts may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding actual and estimated sublease receipts, our future obligations related to closed stores on an undiscounted basis were $31.8 million and $16.9 million as of December 31, 2016 and 2015, respectively.

Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience. We also calculate the projected outstanding plan liability for our group health insurance program using historical claims runoff data. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $36.6 million and $43.3 million at December 31, 2016 and 2015, respectively. In addition, we have prefunding balances on deposit with the insurance carriers of $40.0 million and $33.7 million at December 31, 2016 and 2015, respectively. The Company made a reclassification to the December 31, 2015 balance sheet to record the estimated insurance coverage in excess of our stop-loss policy limits and to reflect certain prepayments to the insurance carrier as a prepaid and other asset and the related gross insurance reserve as accounts payable and accrued expenses, rather than presenting them on a net basis.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2016.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2016, we had $350.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.6%. Amounts outstanding under our unsecured revolving credit agreements as of December 31, 2016 consisted of $96.9 million in term loans. The DAMI secured revolving credit agreement had $47.5 million outstanding as of December 31, 2016. Borrowings under these revolving credit agreements are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2016, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $1.4 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aaron’s, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2017

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors of Aaron’s, Inc. and Subsidiaries
We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aaron’s, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Aaron’s, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aaron’s, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Aaron’s, Inc. and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 24, 2017

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 24, 2017, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$308,561	$14,942
Investments	20,519	22,226
Accounts Receivable (net of allowances of $35,690 in 2016 and $34,861 in 2015)	95,777	113,439
Lease Merchandise (net of accumulated depreciation and allowances of $743,222 in 2016 and $738,657 in 2015)	999,381	1,138,938
Loans Receivable (net of allowances and unamortized fees of $13,830 in 2016 and $2,971 in 2015)	84,804	85,795
Property, Plant and Equipment, Net	211,271	225,836
Goodwill	526,723	539,475
Other Intangibles, Net	247,672	275,912
Income Tax Receivable	11,884	179,174
Prepaid Expenses and Other Assets	109,144	102,751
Total Assets	$2,615,736	$2,698,488
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$297,766	$343,673
Accrued Regulatory Expense	—	4,737
Deferred Income Taxes Payable	276,116	307,481
Customer Deposits and Advance Payments	62,427	69,233
Debt	497,829	606,746
Total Liabilities	1,134,138	1,331,870
Commitments and Contingencies (Note 9)	—	—
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2016 and 2015; Shares Issued: 90,752,123 at December 31, 2016 and 2015	45,376	45,376
Additional Paid-in Capital	254,512	240,112
Retained Earnings	1,534,983	1,403,120
Accumulated Other Comprehensive Loss	(531)	(517)
	1,834,340	1,688,091
Less: Treasury Shares at Cost
Common Stock: 19,303,578 Shares at December 31, 2016 and 18,151,560 at December 31, 2015	(352,742)	(321,473)
Total Shareholders’ Equity	1,481,598	1,366,618
Total Liabilities & Shareholders’ Equity	$2,615,736	$2,698,488
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2016	2015	2014
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,780,824	$2,684,184	$2,221,574
Retail Sales	29,418	32,872	38,360
Non-Retail Sales	309,446	390,137	363,355
Franchise Royalties and Fees	58,350	63,507	65,902
Interest and Fees on Loans Receivable	24,080	2,845	—
Other	5,598	6,211	5,842
	3,207,716	3,179,756	2,695,033
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,304,295	1,212,644	932,634
Retail Cost of Sales	18,580	21,040	24,541
Non-Retail Cost of Sales	276,608	351,777	330,057
Operating Expenses	1,351,785	1,357,030	1,231,801
Financial Advisory and Legal Costs	—	—	13,661
Restructuring Expenses	20,218	—	9,140
Retirement and Vacation Charges	—	—	9,094
Progressive-Related Transaction Costs	—	—	6,638
Legal and Regulatory Income	—	—	(1,200)
Other Operating (Income) Expense, Net	(6,446)	1,324	(1,176)
	2,965,040	2,943,815	2,555,190
OPERATING PROFIT	242,676	235,941	139,843
Interest Income	2,699	2,185	2,921
Interest Expense	(23,390)	(23,339)	(19,215)
Other Non-Operating Expense	(3,563)	(1,667)	(1,845)
EARNINGS BEFORE INCOME TAXES	218,422	213,120	121,704
INCOME TAXES	79,139	77,411	43,471
NET EARNINGS	$139,283	$135,709	$78,233
EARNINGS PER SHARE	$1.93	$1.87	$1.08
EARNINGS PER SHARE ASSUMING DILUTION	$1.91	$1.86	$1.08
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Net Earnings	$139,283	$135,709	$78,233
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(14)	(427)	(26)
Total Other Comprehensive Loss	(14)	(427)	(26)
Comprehensive Income	$139,269	$135,282	$78,207
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2014	(17,795)	$(305,750)	$45,376	$198,182	$1,202,219	$(64)	$1,139,963
Dividends, $0.0860 per share	—	—	—	—	(6,219)	—	(6,219)
Stock-Based Compensation	17	300	—	10,398	—	—	10,698
Reissued Shares	515	7,162	—	(6,290)	—	—	872
Repurchased Shares	(1,001)	(25,000)	—	25,000	—	—	—
Net Earnings	—	—	—	—	78,233	—	78,233
Foreign Currency Translation Adjustment	—	—	—	—	—	(26)	(26)
Balance, December 31, 2014	(18,264)	(323,288)	45,376	227,290	1,274,233	(90)	1,223,521
Dividends, $0.0940 per share	—	—	—	—	(6,822)	—	(6,822)
Stock-Based Compensation	5	89	—	13,605	—	—	13,694
Reissued Shares	107	1,726	—	(783)	—	—	943
Net Earnings	—	—	—	—	135,709	—	135,709
Foreign Currency Translation Adjustment	—	—	—	—	—	(427)	(427)
Balance, December 31, 2015	(18,152)	(321,473)	45,376	240,112	1,403,120	(517)	1,366,618
Dividends, $0.1025 per share	—	—	—	—	(7,420)	—	(7,420)
Stock-Based Compensation	4	68	—	20,160	—	—	20,228
Reissued Shares	217	3,188	—	(5,760)	—	—	(2,572)
Repurchased Shares	(1,373)	(34,525)	—	—	—	—	(34,525)
Net Earnings	—	—	—	—	139,283	—	139,283
Foreign Currency Translation Adjustment	—	—	—	—	—	(14)	(14)
Balance, December 31, 2016	(19,304)	$(352,742)	$45,376	$254,512	$1,534,983	$(531)	$1,481,598
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$139,283	$135,709	$78,233
Adjustments to Reconcile Net Earnings to Net Cash Provided by (Used in) Operating Activities:
Depreciation of Lease Merchandise	1,304,295	1,212,644	932,634
Other Depreciation and Amortization	82,378	80,203	85,600
Accounts Receivable Provision	167,923	163,111	99,283
Provision for Credit Losses on Loans Receivable	11,251	937	—
Stock-Based Compensation	21,470	14,163	10,863
Deferred Income Taxes	(35,162)	38,970	(7,157)
Other Changes, Net	(2,086)	(4,815)	2,214
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,615,064)	(1,775,479)	(1,465,501)
Book Value of Lease Merchandise Sold or Disposed	433,464	510,657	456,713
Accounts Receivable	(149,826)	(173,159)	(110,269)
Prepaid Expenses and Other Assets	1,229	(35,649)	(5,332)
Income Tax Receivable	167,290	(54,351)	(117,894)
Accounts Payable and Accrued Expenses	(51,643)	68,775	(12,788)
Accrued Litigation Expense	(4,737)	(22,463)	(1,200)
Customer Deposits and Advance Payments	(4,621)	7,508	5,639
Cash Provided by (Used in) Operating Activities	465,444	166,761	(48,962)
INVESTING ACTIVITIES:
Loans Receivable Originated	(72,897)	(11,700)	—
Repayments of Loans Receivable	64,739	15,211	—
Proceeds from Maturities and Calls of Investments	—	—	89,993
Outflows on Purchases of Property, Plant & Equipment	(57,453)	(60,557)	(47,565)
Acquisitions of Businesses and Contracts, Net of Cash Acquired	(9,762)	(73,295)	(700,509)
Proceeds from Dispositions of Businesses and Contracts, Net of Cash Disposed	35,899	13,976	16,525
Proceeds from Sale of Property, Plant, and Equipment	19,393	7,515	6,032
Cash Used in Investing Activities	(20,081)	(108,850)	(635,524)
FINANCING ACTIVITIES:
Proceeds from Issuances of Debt	98,928	290,090	904,956
Repayments of Debt	(208,607)	(330,747)	(441,603)
Acquisition of Treasury Stock	(34,525)	—	—
Dividends Paid	(7,420)	(6,822)	(7,823)
Excess Tax (Deficiencies) Benefits From Stock-Based Compensation	(665)	348	1,392
Issuance of Stock Under Stock Option Plans	550	1,038	4,388
Other	(132)	(425)	(4,366)
Cash (Used in) Provided by Financing Activities	(151,871)	(46,518)	456,944
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	127	—	—
Increase (Decrease) in Cash and Cash Equivalents	293,619	11,393	(227,542)
Cash and Cash Equivalents at Beginning of Year	14,942	3,549	231,091
Cash and Cash Equivalents at End of Year	$308,561	$14,942	$3,549
Cash Paid (Received) During the Year:
Interest	$22,511	$23,405	$16,344
Income Taxes	(54,258)	91,720	187,709
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of December 31, 2016, the Company's operating segments are Sales and Lease Ownership, Progressive, DAMI, Franchise, and Woodhaven Furniture Industries.
The Sales and Lease Ownership segment offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month lease-to-own basis with no credit needed through the Company's Aaron's stores. Progressive is a virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers. DAMI, which was acquired by Progressive on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs). The Franchise operation awards franchises and supports franchisees of its Aaron's stores. Woodhaven Furniture Industries manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
On May 13, 2016, the Company sold the 82 Company-operated HomeSmart stores and ceased operations of that segment. See below for further discussion of the disposition.
The following table presents store count by ownership type for the Company’s store-based operations:

Stores at December 31 (Unaudited)	2016	2015	2014
Company-Operated Stores
Sales and Lease Ownership - Aaron's stores	1,165	1,223	1,243
HomeSmart	—	82	83
Total Company-Operated Stores	1,165	1,305	1,326
Franchised Stores[1]	699	734	782
Systemwide Stores	1,864	2,039	2,108
1The Company has awarded 749, 813 and 920 franchises as of December 31, 2016, 2015 and 2014, respectively.
The following table presents active doors for Progressive:

Active Doors at December 31 (Unaudited)	2016	2015	2014
Progressive Active Doors[1]	17,963	13,248	12,307
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
Principles of Consolidation
The consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of furniture, consumer electronics, computers, appliances and household accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Sales and Lease Ownership stores offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company’s Progressive segment offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional retailers.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
Sales and Lease Ownership lease revenues are recognized as revenue net of related sales taxes in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets.
Progressive lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets.
All of the Company’s customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to the Company’s customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings. The income statement effects of expensing initial direct costs as incurred are not materially different from amortizing initial direct costs, if deferred over the lease term.
Retail and Non-Retail Sales
Revenues from the sale of merchandise to franchisees are recognized when title and risk of ownership transfer to the franchisee upon its receipt of the merchandise. Revenues from the sale of merchandise to other customers are recognized at the time of shipment, at which time title and risk of ownership are transferred to the customer.
Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the consolidated statements of earnings.
Franchise Royalties and Fees
The Company franchises its Aaron's stores in markets where the Company has no immediate plans to enter. Franchisees pay an ongoing royalty of either 5% or 6% of the weekly cash revenue collections.
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
Franchise fee revenue was $0.4 million, $0.6 million and $1.0 million; royalty revenue was $53.7 million, $57.7 million and $58.8 million; and finance fee revenue was $2.3 million, $2.9 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $1.1 million and $1.6 million at December 31, 2016 and 2015, respectively.
Interest and Fees on Loans Receivable
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which DAMI may renew if the cardholder remains in good standing.
DAMI acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3.5% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI's direct origination costs. The merchant fee discount and origination costs are netted on the consolidated balance sheet in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners also includes a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (e.g. DAMI) for deferred or reduced interest rates that are offered to

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion).
The customer is required to make periodic minimum payments that are generally 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 17.90% to 29.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. For credit cards that provide for deferred or reduced interest, if the balance is not paid off during the promotional period, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires or defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period.
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one year period. Under the provisions of the credit card agreements, the Company also may assess fees for service calls or for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, computers, appliances and household accessories and is recorded at the lower of cost or market. The cost of merchandise manufactured by the Woodhaven Furniture Industries segment is determined using standard cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company’s Progressive segment, at which substantially all merchandise is on lease, depreciates merchandise over the lease agreement period, which is typically over 12 months.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2016	2015
Merchandise on Lease	$786,936	$826,872
Merchandise Not on Lease	212,445	312,066
Lease Merchandise, net of Accumulated Depreciation and Allowances	$999,381	$1,138,938
The Company’s policies require weekly lease merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to daily cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If unsalable lease merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off.
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. The provision for write-offs is included in operating expenses in the accompanying consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs:

	Year ended December 31,
(In Thousands)	2016	2015	2014
Beginning Balance	$33,405	$27,573	$8,323
Merchandise Written off, net of Recoveries	(134,110)	(130,548)	(80,692)
Provision for Write-offs	134,104	136,380	99,942
Ending Balance	$33,399	$33,405	$27,573
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $69.9 million, $77.9 million and $81.1 million in 2016, 2015 and 2014, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs amounted to $40.8 million, $39.3 million and $50.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are classified within operating expenses in the consolidated statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reimbursement of such advertising expense was $22.2 million, $36.3 million and $28.3 million in 2016, 2015 and 2014, respectively. The prepaid advertising asset was $1.2 million and $0.9 million at December 31, 2016 and 2015, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.
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
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs and PSUs (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Year Ended December 31,
(Shares In Thousands)	2016	2015	2014
Weighted Average Shares Outstanding	72,354	72,568	72,384
Dilutive Effect of Share-Based Awards	659	475	339
Weighted Average Shares Outstanding Assuming Dilution	73,013	73,043	72,723
Approximately 939,000, 460,000 and 164,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the years ended December 31, 2016, 2015 and 2014, respectively, as the awards would have been anti-dilutive for the periods presented.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
At December 31, 2016 and 2015, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operates 57 retail stores as of December 31, 2016. The Perfect Home notes, which totaled £16.6 million ($20.5 million) and £15.1 million ($22.2 million) at December 31, 2016 and 2015, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the consolidated balance sheets. During 2016, the Company amended the terms of the Perfect Home notes, which extended the maturity date from June 30, 2016 to June 30, 2017, increased the interest rate from 10% to 12% and provided the Company with a subordinated security interest in the assets of Perfect Home. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of December 31, 2016.
Historically, the Company maintained investments in various corporate debt securities, or bonds, that were classified as held-to-maturity securities. During the year ended December 31, 2014, the Company sold all of its investments in corporate bonds due to the Progressive acquisition. The amortized cost of the investments sold was $68.7 million, and a net realized gain of approximately $0.1 million was recorded during the year ended December 31, 2014.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions, real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2016	2015
Customers	$36,227	$35,153
Corporate	26,375	26,175
Franchisee	33,175	52,111
	$95,777	$113,439
The Company maintains an accounts receivable allowance, which primarily relates to its store-based operations and its Progressive operations. For the Company's store-based operations, contractually required lease payments are accrued when due; however, they are not always collected and customers can terminate the lease agreements at any time. For customers that do not pay timely, the Company's store-based operations generally focus on obtaining a return of the lease merchandise. Therefore the Company’s policy for its store-based operations is to accrue a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees. Store-based operations write-off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly.
The Company’s policy for its Progressive segment is to accrue for uncollected amounts due based on historical collection experience. The provision is recognized as bad debt expense classified in operating expenses. The Progressive segment writes off lease receivables that are 120 days or more contractually past due.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Beginning Balance	$34,861	$27,401	$7,172
Accounts Written Off	(167,094)	(155,651)	(79,054)
Accounts Receivable Provision	167,923	163,111	99,283
Ending Balance	$35,690	$34,861	$27,401

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected renewal payments for the years ended December 31:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Bad Debt Expense	128,333	122,184	60,514
Provision for Returns and Uncollected Renewal Payments	39,590	40,927	38,769
Accounts Receivable Provision	$167,923	$163,111	$99,283
Loans Receivable
Gross loans receivable represents the principal balances of credit card charges at DAMI's participating merchants that remain outstanding to cardholders, plus unpaid interest and fees due from cardholders. The allowances and unamortized fees represents an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
Loans acquired in the October 15, 2015 DAMI acquisition (the "Acquired Loans") were recorded at their estimated fair value at the acquisition date. The projected net cash flows from expected payments of principal, interest, fees and servicing costs and anticipated charge-offs were included in the determination of fair value; therefore, an allowance for loan losses and an amount for unamortized fees were not recognized for the Acquired Loans. The difference, or discount, between the expected cash flows to be received and the fair value of the Acquired Loans is accreted to revenue based on the effective interest method. At each period end, the Company evaluates the appropriateness of the accretable discount on the Acquired Loans based on actual and revised projected future cash receipts.
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company's judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
The Company calculates the allowance for loan losses based on actual delinquency balances and historical average loss experience on loans receivable by aging category for the prior eight quarters. The allowance for loan losses is maintained at a level considered adequate to cover probable losses of principal, interest and fees on active loans in the loans receivable portfolio. The adequacy of the allowance is evaluated at each period end.
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing deferred merchant fees (net of origination costs) and promotional fees for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes less than 90 days past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the month following the billing cycle in which the loans receivable become 120 days past due.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2016 and 2015 by Fair Issac and Company (FICO) score as determined at the time of loan origination:

	December 31,
FICO Score Category	2016	2015
600 or Less	1.8%	1.1%
Between 600 and 700	78.1%	79.8%
700 or Greater	20.1%	19.1%
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 40 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company primarily develops software for use in its store-based operations. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Costs are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. Generally, the life cycle for each feature update implementation is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred; renewals on capital leases and improvements are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $53.6 million, $52.0 million and $53.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $9.2 million, $7.4 million and $5.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2016	2015
Prepaid Expenses	$75,485	$76,118
Assets Held for Sale	8,866	6,976
Deferred Tax Asset	5,912	—
Other Assets	18,881	19,657
	$109,144	$102,751
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2016 and 2015. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of December 31, 2016 and 2015 was $8.9 million and $7.0 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded impairment charges on assets held for sale of $5.8 million, $0.5 million and $0.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. The impairment charges are generally included in other operating (income) expense, net within the consolidated statements of earnings. These impairment charges related to the sale of the net assets of the HomeSmart disposal group in May 2016 as described below, as well as the impairment of various parcels of land and buildings that the Company decided not to utilize for future expansion.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that segment. The cash proceeds are recorded in proceeds from dispositions of businesses and contracts, net in the consolidated statements of cash flows. During the year ended December 31, 2016, the Company recognized a loss of $4.3 million on the disposition which is recorded in other operating (income) expense, net in the consolidated statements of earnings. The sale does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment has not been classified as discontinued operations. The Company recorded additional charges of $1.1 million during the year ended December 31, 2016 primarily related to the write-down to fair value, less estimated selling costs, of certain HomeSmart assets classified as held for sale as of December 31, 2016.
The disposal of assets held for sale resulted in the recognition of net gains of $11.4 million in 2016 and net losses of $0.8 million in 2014. Gains and losses on the disposal of assets held for sale were not significant in 2015.
On January 29, 2016, the Company sold its corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million in the year ended December 31, 2016. The cash proceeds are recorded in proceeds from sales of property, plant and equipment in the consolidated statements of cash flows and the gain is recorded in other operating (income) expense, net in the consolidated statements of earnings.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company completed its annual goodwill impairment test as of October 1, 2016 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2016 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Other Intangibles
Other intangibles include customer relationships, non-compete agreements and franchise development rights acquired in connection with store-based business acquisitions. The customer relationship intangible asset is amortized on a straight-line basis over a two-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to three years). Acquired franchise development rights are amortized on a straight-line basis over the unexpired life of the franchisee’s ten year area development agreement.
Other intangibles also include the identifiable intangible assets acquired as a result of the DAMI and Progressive acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. As more fully described in Note 2 to these consolidated financial statements, the Company amortizes the definite-lived intangible assets acquired as a result of the DAMI acquisition on a straight-line basis over five years. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive acquisition on a straight-line basis over periods ranging from one to three years for customer lease contracts and internal use software and ten to 12 years for technology and merchant relationships.
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
The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2016 and determined that no impairment had occurred.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2016	2015
Accounts Payable	$71,941	$98,655
Accrued Insurance Costs	47,649	55,411
Accrued Salaries and Benefits	41,612	47,939
Accrued Real Estate and Sales Taxes	32,986	32,952
Deferred Rent	31,859	25,110
Other Accrued Expenses and Liabilities	71,719	83,606
	$297,766	$343,673
Insurance Reserves
Estimated insurance reserves are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to the Company’s employees. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carrier to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. The Company made a reclassification to the December 31, 2015 balance sheet to record the estimated insurance coverage in excess of the stop-loss policy limits and to reflect certain prepayments to the insurance carrier as a prepaid and other asset and the related gross insurance reserve as accounts payable and accrued expenses, rather than presenting them on a net basis.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.5 million and $2.6 million as of December 31, 2016 and 2015, respectively. The capitalized cost is depreciated over the useful life of the related asset.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The financial statements of the Company's Canadian subsidiary are translated from the Canadian dollar to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of the subsidiary are recorded in accumulated other comprehensive income as a component of shareholders’ equity.
Foreign currency remeasurement gains and losses are recorded as a component of other non-operating expense in the consolidated statements of earnings and were losses of approximately $3.7 million, $2.5 million and $2.3 million for the years ended December 31, 2016, 2015, and 2014 respectively.
Recent Accounting Pronouncements
Adopted
Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a deduction from the corresponding debt liability rather than as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU retrospectively in the first quarter of 2016 and as a result unamortized debt issuance costs of $3.7 million at December 31, 2015, previously recognized as an asset in prepaid expenses and other assets, are now classified as a direct deduction from debt in the consolidated balance sheet as of that date.
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
Pending adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. In 2016, the FASB issued additional updates to the revenue recognition guidance in ASU 2014-09 related to principal versus agent assessments, identifying performance obligations, the accounting for licenses, certain narrow scope improvements, practical expedients and technical corrections. The Company is in the final stages of evaluating the effects of adopting ASU 2014-09 and preliminarily determined that it will have no material impact on the consolidated financial statements as a majority of the Company’s revenue generating activities are leasing arrangements and are outside the scope of this standard. The Company intends to apply the full retrospective approach upon adoption in the first quarter of 2018.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating the other impacts of adopting ASU 2016-02. The Company intends to adopt the new standard in the first quarter of 2019.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of the update is to simplify the accounting for employee share-based awards by, among other things, requiring companies to recognize the excess income tax effects of awards in earnings when they are settled, providing companies with an option to recognize forfeitures in earnings as they occur, and clarifying certain guidance on classification of awards as either equity or liabilities and classification of tax payment activity on the statements of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2017 and believes that the impact to the financial statements will not be material.
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
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Companies must use a prospective approach to adopt ASU 2017-01, which is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2017-01 on its consolidated financial statements.
NOTE 2: ACQUISITIONS
During the years ended December 31, 2016, 2015 and 2014, cash payments, net of cash acquired, related to the acquisitions of businesses and contracts were $9.8 million, $73.3 million and $700.5 million, respectively. Cash payments made during the year ended December 31, 2015 principally relate to the DAMI acquisition as described below. Cash payments made during the year ended December 31, 2014 principally relate to the Progressive acquisition as described below.
Acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The results of DAMI and Progressive have been presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively. Refer to Note 13 for more information on their revenues and earnings before income taxes since their respective acquisition dates. The effect of the Company’s other acquisitions on the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 was not significant.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DAMI Acquisition
On October 15, 2015, Progressive acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. Together with Progressive, DAMI allows the Company to provide retail and merchant partners with one source for financing and leasing transactions with below-prime customers. The following table presents the summary of the assets acquired and liabilities assumed as of the acquisition date, as well as the acquisition accounting adjustments. The final acquisition accounting adjustments did not have a significant effect on the consolidated statements of earnings.

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$54,900	$—	$54,900

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	4,185	—	4,185
Loans Receivable[3]	89,186	(60)	89,126
Receivables	45	—	45
Property, Plant and Equipment	2,754	—	2,754
Other Intangibles[4]	3,400	(500)	2,900
Income Tax Receivable	728	—	728
Prepaid Expenses and Other Assets	671	—	671
Deferred Income Tax Assets	375	2,115	2,490
Total Identifiable Assets Acquired	101,344	1,555	102,899
Accounts Payable and Accrued Expenses	(1,709)	(1,265)	(2,974)
Debt	(45,025)	—	(45,025)
Total Liabilities Assumed	(46,734)	(1,265)	(47,999)
Goodwill	290	(290)	—
Net Assets Acquired	$54,900	$—	$54,900
1 As previously reported in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
2 The acquisition accounting adjustments primarily relate to the resolution of certain income tax-related matters and contingencies that existed as of the acquisition date.
3 Contractually required amounts due at the acquisition date were $94.2 million.
4 Identifiable intangible assets are further disaggregated in the table below.
The intangible assets attributable to the DAMI acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Technology	$2,550	5.0
Non-compete Agreements	350	5.0
Total Acquired Intangible Assets	$2,900
During the year ended December 31, 2015, the Company incurred $3.7 million of transaction costs in connection with the acquisition of DAMI. These costs were included in the line item operating expenses in the consolidated statements of earnings. In addition, the Company incurred approximately $0.4 million in debt financing costs related to the assumed debt, which was recorded as a deduction from the corresponding debt liability in the consolidated balance sheets.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Progressive Acquisition
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive, a leading virtual lease-to-own company, for a total purchase price of $705.8 million, inclusive of cash acquired of $5.8 million. Progressive provides lease-to-own solutions in 46 states. The acquisition of Progressive provided the Company with expansion into the virtual lease-to-own marketplace through Progressive's wide network of retail partners.
The following table details the sources of cash for the purchase price of the Company’s acquisition of Progressive:

(In Thousands)
Proceeds from Private Placement Note Issuance	$300,000
Proceeds from Term Loan	126,250
Proceeds from Revolving Credit Facility	65,000
Cash Consideration	185,454
Deferred Cash Consideration	29,106
Purchase Price	$705,810
Refer to Note 7 for additional information regarding the debt incurred to partially finance the Progressive acquisition.
The initial deferred cash consideration had amounts outstanding as of December 31, 2016 of $0.7 million in withheld escrow accounts.
The purchase price includes a primary escrow of $35.8 million to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. As of December 31, 2016, primary escrow funds of $8.5 million have been withheld to cover pending litigation.
In addition, the purchase price includes a secondary escrow of $15.8 million to secure indemnification obligations of the sellers relating to certain acquired tax-related contingent liabilities. The Company believes that $13.4 million is fully recoverable from the secondary escrow account and included this indemnification asset as a receivable in the Company's acquisition accounting. As of December 31, 2016, $11.4 million had been distributed to the Company. Any remaining undisputed balance is payable to the sellers by April 14, 2017.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the summary of the assets acquired and liabilities assumed as of the April 14, 2014 acquisition date, as well as the acquisition adjustments.

(In Thousands)	Amounts Recognized as of Acquisition Date (as adjusted)[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$705,810	$—	$705,810

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	5,810	—	5,810
Receivables[2,3]	27,581	(4,245)	23,336
Lease Merchandise[2]	141,185	110	141,295
Property, Plant and Equipment	4,010	—	4,010
Other Intangibles[4]	325,000	—	325,000
Prepaid Expenses and Other Assets	893	—	893
Total Identifiable Assets Acquired	504,479	(4,135)	500,344
Accounts Payable and Accrued Expenses[2]	(29,104)	3,049	(26,055)
Deferred Income Taxes Payable[2]	(48,749)	(335)	(49,084)
Customer Deposits and Advance Payments	(10,000)	—	(10,000)
Total Liabilities Assumed	(87,853)	2,714	(85,139)
Goodwill[5]	289,184	1,421	290,605
Net Assets Acquired	$705,810	$—	$705,810
1 As previously reported in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which includes the effects of certain acquisition accounting adjustments recognized in 2014.
2 The acquisition accounting adjustments recognized in 2015 related to the resolution of income tax uncertainties and sales tax exposures, which also impacted the fair value estimates of receivables and lease merchandise related to the secondary escrow amount, subsequent to the acquisition date.
3 Receivables include $13.4 million related to the secondary escrow amount, which the Company expects to recover prior to April 14, 2017. The gross amount due under customer-related receivables acquired was $22.7 million, of which $10.9 million was expected to be uncollectible.
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
The intangible assets attributable to the Progressive acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Internal Use Software	$14,000	3.0
Technology	66,000	10.0
Trade Names and Trademarks	53,000	Indefinite
Customer Lease Contracts	11,000	1.0
Merchant Relationships	181,000	12.0
Total Acquired Intangible Assets[1]	$325,000
1 Acquired definite-lived intangible assets have a total weighted average life of 10.6 years.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, the Company incurred $6.6 million of transaction costs in connection with the acquisition of Progressive. These costs were included in the line item "Progressive-related transaction costs" in the consolidated statements of earnings. In addition, during the year ended December 31, 2014, the Company incurred $2.3 million in debt financing costs related to the $491.3 million of new indebtedness incurred to partially finance the acquisition, which has been recorded as a deduction from the corresponding debt liability in the consolidated balance sheets.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of Progressive had occurred on January 1, 2013:

	Twelve Months Ended December 31, 2014
(In Thousands)	As Reported	Pro Forma
Revenues	$2,695,033	$2,851,631
Net Earnings	78,233	86,038
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
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

(In Thousands)	2016	2015
Trade Names and Trademarks	$53,000	$53,000
Goodwill	526,723	539,475
Indefinite-lived Intangible Assets	$579,723	$592,475
The following table provides information related to the carrying amount of goodwill by operating segment:

(In Thousands)	Sales and Lease Ownership	Progressive	DAMI	HomeSmart	Total
Balance at January 1, 2015	$226,828	$289,184	$—	$14,658	$530,670
Acquisitions	9,529	—	290	229	10,048
Disposals	(2,506)	—	—	(158)	(2,664)
Acquisition Accounting Adjustments	—	1,421	—	—	1,421
Balance at December 31, 2015	233,851	290,605	290	14,729	539,475
Acquisitions	4,345	—	—	—	4,345
Disposals, Currency Translation and Other Adjustments	(444)	(1,804)	—	(14,729)	(16,977)
Acquisition Accounting Adjustments	170	—	(290)	—	(120)
Balance at December 31, 2016	$237,922	$288,801	$—	$—	$526,723

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2016			2015
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Internal Use Software	$14,000	$(12,665)	$1,335	$14,000	$(7,998)	$6,002
Technology	68,550	(18,529)	50,021	68,550	(11,419)	57,131
Merchant Relationships	181,000	(40,934)	140,066	181,000	(25,851)	155,149
Other Intangibles[1]	6,581	(3,331)	3,250	7,383	(2,753)	4,630
Total	$270,131	$(75,459)	$194,672	$270,933	$(48,021)	$222,912
1 Other intangibles primarily includes customer relationships, non-compete agreements and franchise development rights.
Total amortization expense of definite-lived intangible assets, included in operating expenses in the accompanying consolidated statements of earnings, was $28.8 million, $28.2 million and $31.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2017	$25,031
2018	22,795
2019	22,549
2020	22,357
2021	21,837
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2016			December 31, 2015
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,978)	$—	$—	$(11,576)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2016			December 31, 2015
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,866	$—	$—	$6,976	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating (income) expense, net in the consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2016			December 31, 2015
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes [1]	$—	$—	$20,519	$—	$—	$22,226
Fixed-Rate Long Term Debt [2]	—	(368,408)	—	—	(395,618)	—
1 The Perfect Home notes are carried at cost, which approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home's financial performance to determine if the notes are impaired.
2 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $350.0 million and $375.0 million at December 31, 2016 and 2015, respectively.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2016	2015
Land	$22,843	$24,300
Buildings and Improvements	69,935	76,982
Leasehold Improvements and Signs	75,786	98,435
Fixtures and Equipment[1]	247,565	223,382
Assets Under Capital Leases:
with Related Parties	10,573	10,573
with Unrelated Parties	11,063	11,063
Construction in Progress	4,568	3,853
	442,333	448,588
Less: Accumulated Depreciation and Amortization	(231,062)	(222,752)
	$211,271	$225,836

[1]
Includes internal-use software development costs of $73.0 million and $60.7 million as of December 31, 2016 and 2015, respectively. Accumulated amortization of internal-use software development costs amounted to $31.1 million and $22.2 million as of December 31, 2016 and 2015, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.7 million in the years ended 2016, 2015 and 2014. Capital leases primarily consist of buildings and improvements. Assets under capital leases with related parties included $9.0 million and $8.0 million in accumulated depreciation and amortization as of December 31, 2016 and 2015, respectively. Assets under capital leases with unrelated parties included $6.9 million and $6.3 million in accumulated depreciation and amortization as of December 31, 2016 and 2015, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2016	2015
Credit Card Loans	$64,794	$13,900
Acquired Loans	33,840	74,866
Loans Receivable, Gross	98,634	88,766

Allowance for Loan Losses	(6,624)	(937)
Unamortized Fees	(7,206)	(2,034)
Loans Receivable, Net of Allowances and Unamortized Fees	$84,804	$85,795

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category[1]	2016	2015
30-59 Days Past Due	6.8%	7.9%
60-89 Days Past Due	3.2%	3.3%
90 or more Days Past Due	4.3%	4.1%
Past Due Loans Receivable	14.3%	15.3%
Current Loans Receivable	85.7%	84.7%
Balance of Credit Card Loans on Nonaccrual Status	$1,072	$—
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

The table below presents the components of the allowance for loan losses:

	December 31,
(In Thousands)	2016	2015
Beginning Balance[1]	$937	$—
Provision for Loan Losses	11,251	937
Charge-offs	(5,675)	—
Recoveries	111	—
Ending Balance	$6,624	$937
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: INDEBTEDNESS
Following is a summary of the Company’s debt, net of unamortized debt issuance costs:

	December 31,
(In Thousands) [1]	2016	2015
DAMI Credit Facility	$47,302	$41,409
Revolving Facility	—	73,232
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	49,975	74,956
Term Loan, Due in Installments through December 2019	94,626	108,393
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	299,562	299,462

Capital Lease Obligation:
with Related Parties	3,095	4,703
with Unrelated Parties	3,269	4,591
Total Debt	497,829	606,746
Less: Current Maturities	146,515	156,235
Long-Term Debt	$351,314	$450,511
1 Total debt as of December 31, 2016 includes unamortized debt issuance costs of $2.9 million. The Company retrospectively adopted ASU 2015-03 in the first quarter of 2016, which resulted in the reclassification of unamortized debt issuance costs of $3.7 million from prepaid and other expenses to a direct reduction from debt in the consolidated balance sheet as of December 31, 2015.
DAMI Credit Facility
In connection with the October 15, 2015 acquisition of DAMI, the Company assumed the loan and security agreement, dated as of May 18, 2011 (as amended), which provides for a secured revolving credit facility in an amount not to exceed $85.0 million in outstanding principal balance (the "DAMI credit facility"). In addition, the loan and security agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $25.0 million.
On June 30, 2016, DAMI, and HC Recovery, Inc., a wholly owned subsidiary of DAMI, entered into the twelfth amendment (the "Twelfth Amendment") to the DAMI credit facility. The Twelfth Amendment amends the DAMI credit facility to, among other things, (i) remove the financial covenant that requires DAMI to maintain a certain earnings before income taxes, depreciation and amortization (EBITDA) ratio, (ii) include a financial covenant that requires DAMI to meet certain trailing twelve month and fiscal quarter EBITDA thresholds, (iii) include a minimum tangible net worth requirement for DAMI, and (iv) include a financial covenant that DAMI shall maintain a monthly Cash Collection Percentage (as defined in the DAMI credit facility) of greater than or equal to 5.0%. The Twelfth Amendment also amends the definition of "Permitted Indebtedness" in the DAMI credit facility to include non-interest bearing debt owed to the Company and certain of its affiliates under certain circumstances.
The DAMI credit facility includes financial covenants that, among other things, require DAMI to maintain a senior debt to capital base ratio of not more than 2.0 to 1.0. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year are limited to 75% of DAMI's net income for the immediately preceding calendar year. If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. The Company is in compliance with these covenants at December 31, 2016.
As amended, borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%. The interest rate for secured revolving credit borrowings as of December 31, 2016 was 5.00%. As of December 31, 2016, $7.6 million was available for borrowing under the DAMI credit facility.
The DAMI credit facility is currently set to mature on October 15, 2017 and contains representations, warranties and covenants consistent with those of other facilities of similar size and type. Collateral under the loan and security agreement is limited to the assets and operations of DAMI.
DAMI pays a non-refundable monthly unused line fee on the line of credit which ranges from 0.5% to 0.75% as determined by DAMI's average daily unused commitments.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The revolving credit borrowings and term loans bear interest at the lower of the lender's prime rate or one-month LIBOR plus a margin ranging from 1.75% to 2.25% as determined by the Company's ratio of total debt to EBITDA, and interest is payable quarterly. The interest rate for revolving credit borrowings and term loans outstanding as of December 31, 2016 was 2.52%. For the term loan facility, as amended, installment payments of $3.1 million commenced on December 31, 2014 and are due quarterly, with the remaining unpaid principal balance due at maturity on December 9, 2019.
The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company's ratio of total debt to EBITDA. As of December 31, 2016, $225.0 million was available for borrowings under the revolving credit agreement.
The revolving credit and term loan agreement, senior unsecured notes discussed below and franchise loan program discussed in Note 9 contain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00 to 1.00 and (ii) total debt to EBITDA of no greater than 3.00 to 1.00. In each case, EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI.
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
At December 31, 2016, the Company was in compliance with all covenants related to the revolving credit and term loan agreement, senior unsecured notes and franchise loan program.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases with Related Parties
As of December 31, 2016, the Company had 19 remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease, with a five-year renewal at the Company’s option, at an aggregate annual rental of $0.8 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC.
In December 2002, the Company sold 10 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of approximately $1.2 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 10.1%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC.
Future principal maturities under the Company’s debt and capital lease obligations are as follows:

(In Thousands)
2017	$147,637
2018	98,851
2019	133,190
2020	60,755
2021	60,337
Thereafter	—
Total	$500,770
NOTE 8: INCOME TAXES
Following is a summary of the Company’s income tax expense:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Current Income Tax Expense:
Federal	$103,993	$32,999	$41,946
State	10,308	5,442	8,682
	114,301	38,441	50,628
Deferred Income Tax (Benefit) Expense:
Federal	(33,470)	35,413	(3,314)
State	(1,692)	3,557	(3,843)
	(35,162)	38,970	(7,157)
	$79,139	$77,411	$43,471
As a result of the extended bonus depreciation provisions in the Protecting Americans From Tax Hikes Act of 2015 not being enacted until December 2015, the Company paid more than the amount ultimately required for the 2015 federal tax liability. Due to that overpayment the Company received a refund of $120.0 million in February 2016.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2016	2015
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$185,891	$228,174
Goodwill and Other Intangibles	52,135	47,421
Investment in Partnership	96,291	88,913
Other, Net	1,619	2,062
Total Deferred Tax Liabilities	335,936	366,570
Deferred Tax Assets:
Accrued Liabilities	33,243	29,192
Advance Payments	13,087	15,713
Other, Net	20,277	14,936
Total Deferred Tax Assets	66,607	59,841
Less Valuation Allowance	(875)	(752)
Net Deferred Tax Liabilities	$270,204	$307,481
The Company’s effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory Rate	35.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	2.6	2.7	2.6
Federal Tax Credits	(1.1)	(0.5)	(1.8)
Other, Net	(0.3)	(0.9)	(0.1)
Effective Tax Rate	36.2%	36.3%	35.7%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2013.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Balance at January 1,	$3,561	$2,644	$1,960
Additions Based on Tax Positions Related to the Current Year	258	331	311
Additions for Tax Positions of Prior Years	293	1,176	928
Prior Year Reductions	(776)	(1)	(370)
Statute Expirations	(609)	(589)	(94)
Settlements	(133)	—	(91)
Balance at December 31,	$2,594	$3,561	$2,644
As of December 31, 2016 and 2015, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.5 million and $3.1 million, respectively, including interest and penalties.
During the year ended December 31, 2016, the Company recognized a net benefit of $0.1 million related to interest and penalties. During the years ended December 31, 2015 and 2014, the Company recognized interest and penalties of $0.4 million and $0.3 million, respectively. The Company had $0.9 million and $1.0 million of accrued interest and penalties at December 31, 2016 and 2015, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2016 are as follows:

(In Thousands)
2017	$107,985
2018	91,703
2019	77,932
2020	65,571
2021	48,711
Thereafter	114,660
$506,562
Rental expense was $116.2 million, $116.5 million, and $111.6 million in the years ended December 31, 2016, 2015, and 2014, respectively, which are reported within operating expenses in the consolidated statements of earnings. The Company also incurred contractual lease obligations charges, net of estimated sublease receipts, of $11.6 million and $4.8 million, in the years ended December 31, 2016 and 2014, respectively, related to the closure of Company-operated stores which are reported within restructuring expenses in the consolidated statements of earnings.
The Company has anticipated future sublease receipts from executed sublease agreements of $4.8 million in 2017, $4.3 million in 2018, $3.4 million in 2019, $2.4 million in 2020, $1.8 million in 2021 and $2.0 million thereafter through 2025.
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. On December 6, 2016, the Company amended the fifth amended and restated loan facility to, among other things, reduce the maximum facility commitment amount under the franchise loan program from $175.0 million to $125.0 million, reduce the Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) from CAD $50.0 million to CAD $25.0 million, and to extend the maturity date to December 7, 2017. The Company remains subject to the financial covenants under the franchisee loan facility.
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2016, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $56.7 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is $0.8 million as of December 31, 2016.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
At December 31, 2016, the Company had accrued $6.0 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $3.6 million.
At December 31, 2016, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0.6 million and $2.9 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks equitable relief, treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The complaint also seeks pre-and-post judgment interest and attorneys’ fees. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that a pro-rate feature of the lease agreements violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. In December 2016, a class notice was mailed to certain individuals who were customers of Company-operated stores in New Jersey from March 16, 2006 to March 31, 2011.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania, plaintiffs allege the Company and its independently owned and operated franchisee Aspen Way Enterprises ("Aspen Way") knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act ("ECPA") and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called "PC Rental Agent." Plaintiffs have filed an amended complaint, which asserts claims under the ECPA, common law invasion of privacy, seeks an injunction, and names additional independently owned and operated Company franchisees as defendants. Plaintiffs seek monetary damages as well as injunctive relief.
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On January 24, 2017, final briefs were submitted on the remand of plaintiffs’ motion for class certification with the District Court.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court, plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages, as well as certification of a putative California class. In April 2013, the Company removed this matter to federal court. In May 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending. In June 2015, the plaintiffs filed a motion to lift the stay, which was denied in July 2015.
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia (Case No. 13-EV-016812B), an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages. This case has been stayed pending resolution of the Byrd litigation.
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia, plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' law firm’s clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software.  The Court has dismissed all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs filed a motion for class certification which the Court denied on January 25, 2017.
Other Contingencies
At December 31, 2016, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $28.2 million. Payments under these commitments are scheduled to be $17.4 million in 2017, $6.1 million in 2018, $3.5 million in 2019 and $1.2 million in 2020.
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $5.4 million in 2016, $4.7 million in 2015 and $4.3 million in 2014.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, has unfunded lending commitments totaling $366.4 million and $378.7 million as of December 31, 2016 and 2015, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and is $0.5 million as of December 31, 2016 and 2015, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the consolidated balance sheets.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: RESTRUCTURING
2016 Restructuring Program
During the year ended December 31, 2016, the Company initiated a restructuring program related to its Sales and Lease Ownership segment and supporting corporate functions. The program resulted in a thorough review of the Company-operated Aaron's store portfolio and the subsequent closure or planned closure of underperforming stores. As a result of this restructuring program, the Company closed 56 underperforming Aaron's Company-operated stores, primarily in the fourth quarter of 2016, and committed to plans to close approximately 70 additional stores during 2017. The Company estimates it will incur additional restructuring charges of $13.0 million in 2017 related to the loss on contractual lease obligations for the stores that the Company expects to close in 2017. The Company also optimized its home office and field support staff during 2016, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Total restructuring charges of $20.2 million were recorded during the year ended December 31, 2016, comprised principally of $11.6 million related to Aaron's store contractual lease obligations for closed stores, $4.5 million related to the write-off and impairment of Aaron's store property, plant and equipment and $3.9 million related to workforce reductions. Contractual lease obligations are recorded at the cease use date of the related property. These costs were included in the line item "Restructuring expenses" in the consolidated statements of earnings.
The following table summarizes the balances of the restructuring accruals, which are recorded in accounts payable and accrued expenses in the consolidated balance sheets, and the activity for the year ended December 31, 2016 related to the 2016 restructuring program:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2016	$—	$—
Charges	11,830	3,883
Adjustments[1]	(241)	—
Restructuring Charges	11,589	3,883
Payments	(1,006)	(1,804)
Balance at December 31, 2016	$10,583	$2,079
1Adjustments relate to changes in sublease assumptions and interest accretion.
The following table summarizes restructuring charges by segment for the year ended December 31, 2016:

(In Thousands)	Sales and Lease Ownership	Franchise	Other	Total
Contractual Lease Obligations	$11,589	$—	$—	$11,589
Severance	287	88	3,508	3,883
Fixed Asset Impairment	4,538	—	—	4,538
Lease Merchandise Write-Offs	208	—	—	208
Total Restructuring Expense	$16,622	$88	$3,508	$20,218
2014 Restructuring Program
During the year ended December 31, 2014, the Company closed 44 underperforming Company-operated stores and restructured its home office and field support to more closely align with current business conditions. The restructuring was completed during the third quarter of 2014 and total restructuring charges of $9.1 million were recorded during the year ended December 31, 2014, principally comprised of $4.8 million related to contractual lease obligations, $3.3 million related to the write-off and impairment of property, plant and equipment and $0.6 million related to workforce reductions. These costs were included in the line item "Restructuring Expenses" in the consolidated statements of earnings. The Company does not currently anticipate any remaining costs related to this restructuring plan to be material.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of the remaining restructuring accrual and the activity in that accrual related to the 2014 restructuring program:

(In Thousands)	Contractual Lease Obligations
Balance at January 1, 2014	$—
Charges	4,797
Payments	(1,570)
Balance at December 31, 2014	3,227
Payments	(1,559)
Balance at December 31, 2015	1,668
Payments	(766)
Adjustments[1]	110
Balance at December 31, 2016	$1,012
1Adjustments relate to changes in sublease assumptions and interest accretion.
The following table summarizes the activity related to the restructuring charges by segment for the year ended December 31, 2014:

(In Thousands)	Sales and Lease Ownership	HomeSmart	Other	Total
Contractual Lease Obligations	$694	$6	$4,097	$4,797
Severance	419	—	201	620
Fixed Asset Impairment	3,328	—	—	3,328
Lease Merchandise Write-Offs	395	—	—	395
Total Restructuring Expense	$4,836	$6	$4,298	$9,140
NOTE 11: SHAREHOLDERS’ EQUITY
The Company held 19,303,578 shares in its treasury and was authorized to purchase an additional 9,123,721 shares at December 31, 2016. The holders of common stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by its Board of Directors out of legally available funds. In 2016, the Company repurchased 1,372,700 shares of its common stock for $34.5 million. In 2014, the Company repurchased 1,000,952 shares of its common stock through an accelerated share repurchase program as discussed below. There was no share repurchase activity during 2015.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2016, no preferred shares have been issued.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015.
As of December 31, 2016, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 3,449,854.
Total stock-based compensation expense was $21.5 million, $14.2 million and $10.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense for the year ended December 31, 2014 included $5.1 million related to the accelerated vesting of restricted stock and stock options upon the retirement of the Company’s former Chief Executive Officer in 2014, as provided for in his employment agreement. These costs were included in the line item Retirement and Vacation Charges in the consolidated statements of earnings. All other stock-based compensation expense was included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $8.2 million, $5.4 million and $3.8 million in the years ended December 31, 2016, 2015 and 2014, respectively. Tax deductions less than recognized compensation cost, which are included in financing cash flows, were $0.7 million for the year ended December 31, 2016. Benefits of tax deductions in excess of recognized compensation cost were $0.3 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2016, there was $21.4 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 1.5 years.
Stock Options
Under the Company's 2001 Plan, options granted to date become exercisable after a period of one to five years and unexercised options lapse 10 years after the date of grant. Under the Company’s 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Options are subject to forfeiture upon termination of service for both plans. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company’s treasury shares upon share option exercises.
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
The Company granted 634,000, 338,000 and 351,000 stock options during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average fair value of options granted in 2016, 2015 and 2014 and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2016	2015	2014
Dividend Yield	0.4%	0.3%	0.3%
Expected Volatility	34.2%	28.9%	31.9%
Risk-free Interest Rate	1.3%	1.6%	1.9%
Expected Term (in years)	5.3	5.2	6.2
Weighted-average Fair Value of Stock Options Granted	$7.10	$8.41	$9.61

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2016	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2016	Weighted Average Exercise Price
$10.01-15.00	167	1.79	$14.11	167	$14.11
15.01-20.00	66	3.15	19.92	66	19.92
20.01-25.00	623	9.14	22.67	—	—
25.01-30.00	356	7.91	28.20	199	28.13
30.01-32.20	195	7.98	31.95	58	32.20
10.01-32.20	1,407	7.52	24.21	490	22.73
The table below summarizes option activity for the year ended December 31, 2016:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2016	872	$25.05
Granted	634	22.64
Exercised	(35)	15.47
Forfeited/expired	(64)	24.96
Outstanding at December 31, 2016	1,407	24.21	7.52	$10,945	$7.81
Expected to Vest at December 31, 2016	818	25.01	8.75	5,710	7.77
Exercisable at December 31, 2016	490	22.73	5.21	4,541	7.92
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2016 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $0.4 million, $0.8 million and $4.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. The total grant-date fair value of options vested during the year ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.1 million and $1.3 million, respectively.
Restricted Stock
Shares of restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three year periods; under the 2001 Plan restricted stock typically vests over approximately one to five year periods. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is generally based on the fair market value of the Company’s common stock on the date of grant.
In 2011, the Company established a restricted stock program as a component of the 2001 Plan, referred to as the Aaron’s Management Performance Plan ("AMP Plan"). Under the AMP Plan, which expired on December 31, 2012, restricted shares were granted quarterly to eligible participants upon achievement of certain pre-tax profit and revenue levels by the employees’ operating units or the overall Company. Restricted stock granted under the AMP Plan vests over four to five years from the date of grant. Plan participants included certain vice presidents, director level employees and other key personnel in the Company’s home office, divisional vice presidents and regional managers. These grants began vesting in 2016.
During 2013, the Company granted performance-based restricted stock to certain executive officers. During 2016, the performance-based restricted stock under this program vested with the completion of the three-year service period and the achievement of specific performance criteria. The compensation expense associated with these awards was amortized ratably over the vesting period based on the Company’s projected assessment of the level of performance that would be achieved and earned.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted 379,000, 261,000 and 548,000 shares of restricted stock at weighted-average fair values of $22.81, $31.78 and $29.11 in the years ended December 31, 2016, 2015 and 2014, respectively. The following table summarizes information about restricted stock activity during 2016:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2016	821	$29.77
Granted	379	22.81
Vested	(158)	30.01
Forfeited	(89)	27.61
Non-vested at December 31, 2016	953	27.45
The total vest-date fair value of restricted stock described above that vested during the year was $3.8 million, $1.8 million and $10.2 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Performance Share Units
Beginning in 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers. For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue, return on capital and invoice volume levels of the respective segments. Beginning in 2016, the Company added adjusted pre-tax profit and production volume levels as additional performance criteria for certain segments. When the performance criteria are met, the full award is earned and one-third of the award vests. One third of the earned award is subject to an additional one year service period and one-third of the earned award is subject to an additional two year service period. Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
The following table summarizes information about performance share unit activity during 2016:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2016	345	$32.80
Granted	530	23.19
Vested	(139)	32.39
Forfeited/unearned	(43)	24.59
Non-vested at December 31, 2016	693	25.67
The total vest-date fair value of performance share units described above that vested during the period was $3.4 million and $0.9 million for the years ended December 31, 2016 and 2014, respectively. There were no performance share units that vested during 2015.
NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2016, the Company had five operating and reportable segments: Sales and Lease Ownership, Progressive, DAMI, Franchise and Manufacturing. On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores and ceased operations of that segment. The results of DAMI and Progressive have been included in the Company’s consolidated results and presented as reportable segments from their October 15, 2015 and April 14, 2014 acquisition dates, respectively.
The Sales and Lease Ownership segment offers furniture, electronics, appliances and computers to consumers primarily through its stores with no credit needed. Progressive is a leading virtual lease-to-own company that provides lease-purchase solutions on

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. The HomeSmart segment, prior to its disposition, offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed. DAMI offers a variety of second-look financing programs originated through two third-party federally insured banks to customers of participating merchants and, together with Progressive, allows the Company to provide retail partners with below prime customers one source for financing and leasing transactions. The Franchise operation awards franchises and supports franchisees of its sales and lease ownership concept. The Manufacturing segment manufactures upholstered furniture and bedding predominantly for use by Company-operated and franchised stores. Therefore, the Manufacturing segment's revenues and earnings before income taxes are primarily the result of intercompany transactions, which are eliminated through the elimination of intersegment revenues and intersegment profit or loss.
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
During the year ended December 31, 2016, management of the Company changed its internal segment measure of profit and loss for the Sales and Lease Ownership and HomeSmart segments to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments disclosed in the tables below to conform to this change.

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Revenues:
Sales and Lease Ownership	$1,852,312	$1,997,270	$2,040,617
Progressive	1,237,597	1,049,681	519,342
HomeSmart	25,392	63,204	64,441
DAMI [1]	24,080	2,845	—
Franchise	58,350	63,507	65,902
Manufacturing	90,274	106,020	104,058
Other [2]	950	1,118	2,969
Revenues of Reportable Segments	3,288,955	3,283,645	2,797,329
Elimination of Intersegment Revenues	(81,239)	(103,889)	(102,296)
Total Revenues from External Customers	$3,207,716	$3,179,756	$2,695,033

Earnings (Loss) Before Income Taxes:
Sales and Lease Ownership	$127,306	$162,996	$145,068
Progressive	104,686	54,525	4,603
HomeSmart	(3,479)	606	(2,613)
DAMI	(9,273)	(1,964)	—
Franchise	46,766	48,576	50,504
Manufacturing	(27)	2,520	860
Other [3]	(48,164)	(51,651)	(75,905)
Earnings Before Income Taxes for Reportable Segments	217,815	215,608	122,517
Elimination of Intersegment Loss (Profit)	607	(2,488)	(813)
Total Earnings Before Income Taxes	$218,422	$213,120	$121,704
1 Represents interest and fees on loans receivable and excludes the effect of interest expense.
2 Revenues in the Other category are primarily attributable to (i) the RIMCO segment through the date of sale in January 2014, (ii) leasing space to unrelated third parties in the corporate headquarters building and (iii) several minor unrelated activities.
3 The pre-tax losses in the Other category are the result of the activity mentioned above, net of the portion of corporate overhead not allocated to the reportable segments for management purposes.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Assets:
Sales and Lease Ownership	$1,142,474	$1,261,040
Progressive	919,487	878,457
HomeSmart	—	44,429
DAMI	102,958	97,486
Franchise	34,188	53,693
Manufacturing [1]	22,551	28,986
Other	394,078	334,397
Total Assets	$2,615,736	$2,698,488

Assets From Canadian Operations (included in totals above):
Sales and Lease Ownership	$17,199	$8,900
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $14.3 million, $19.4 million and $13.2 million as of December 31, 2016, 2015 and 2014, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Depreciation and Amortization:
Sales and Lease Ownership	$581,738	$592,450	$633,119
Progressive	776,207	661,646	346,343
HomeSmart	8,103	20,817	22,407
DAMI	993	218	—
Franchise	1,149	1,429	1,599
Manufacturing	1,297	1,482	1,649
Other	17,186	14,805	13,117
Total Depreciation and Amortization	$1,386,673	$1,292,847	$1,018,234

Interest Expense:
Sales and Lease Ownership	$8,257	$7,751	$7,834
Progressive	20,042	21,959	14,992
HomeSmart	294	900	922
DAMI	4,116	764	—
Franchise	—	—	—
Manufacturing	1	26	50
Other	(9,320)	(8,061)	(4,583)
Total Interest Expense	$23,390	$23,339	$19,215

Capital Expenditures:
Sales and Lease Ownership	$29,561	$23,082	$24,135
Progressive	6,084	8,175	1,625
HomeSmart	304	374	1,020
DAMI	787	40	—
Franchise	—	—	—
Manufacturing	492	387	1,477
Other	20,225	28,499	19,308
Total Capital Expenditures	$57,453	$60,557	$47,565

Revenues From Canadian Operations (included in totals above):
Sales and Lease Ownership	$12,434	$3,431	$179
In 2016, the results of the Company's operating segments were impacted by the following items:

•
Sales and Lease Ownership earnings before income taxes were impacted by $16.6 million of restructuring charges incurred during the year ended December 31, 2016 in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 10.

•
HomeSmart earnings before income taxes includes a loss on the sale of HomeSmart of $4.3 million and additional charges of $1.1 million related to exiting the HomeSmart business during the year ended December 31, 2016.

•
Earnings before income taxes for the Other category during the year ended December 31, 2016 were impacted by a gain of $11.1 million on the January 2016 sale of the Company's former corporate office building and $3.5 million of restructuring charges related to a reduction in workforce incurred during the year ended December 31, 2016.

In 2015, the results of the Company's operating segments were impacted by the following items:

•	Earnings before income taxes of the Other category included a $3.5 million loss related to a lease termination on a Company aircraft.

•	Progressive earnings before income taxes included $3.7 million of transaction costs related to the October 15, 2015 DAMI acquisition.
In 2014, the results of the Company's operating segments were impacted by the following items:

•	Sales and Lease Ownership earnings before income taxes included $4.8 million of restructuring charges related to the Company's strategic decision to close 44 Company-operated stores.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

•	Generally a predetermined amount of Corporate overhead is allocated to each reportable segment based on segment revenues.

•
Accruals related to store closures, with the exception of the 2016 restructuring plan, are not recorded on the reportable segments’ financial statements, but are maintained and controlled by corporate headquarters.

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
On May 13, 2016, the Company sold its remaining 82 Company-operated HomeSmart stores to Buddy's Newco for $35.0 million. Refer to Note 1 for more information on the sale. Buddy’s Newco is a subsidiary of Buddy’s Home Furnishings ("Buddy’s"), the third largest lease-to-own home furnishings provider in the United States. Buddy’s is a portfolio company of Vintage Capital Management ("Vintage"), a private equity fund controlled by Brian R. Kahn. Based on information provided in a Schedule 13G filed with the Securities Exchange Commission on August 12, 2015 (the latest available filing made by Vintage), Vintage owned approximately 10% of the Company’s outstanding common stock. In May 2014, Mr. Kahn and Matthew E. Avril joined the Company’s Board of Directors. In August 2015, Mr. Kahn resigned from the Board, but not due to any disagreement with the Company. At the time the HomeSmart transaction was approved by the Company’s Board of Directors, Mr. Avril owned a limited partnership interest in Vintage, served as a strategic advisor to Vintage and served as a director of a Vintage portfolio company.
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
In February 2017, the Company entered into transactions with five franchisees of Buddy’s (the “Franchisees”), pursuant to which the Company acquired certain customer rental contracts from those Franchisees, and the Franchisees acquired from the Company certain Company customer rental contracts, as well as Company inventory (collectively, the “Transactions”). The aggregate, net amount of the consideration the Company paid to the Franchisees in connection with the Transactions was approximately $0.6 million. In addition, the Franchisees agreed to sublease certain former Company store locations from the Company for aggregate payments of approximately $40,000 per month. As discussed in the preceding paragraphs of this Note, Buddy’s is a portfolio company of Vintage, and Vintage owns approximately 10% of the Company’s outstanding common stock. In addition, Mr. Avril, who resigned from the Company’s Board effective June 3, 2016, but not due to any disagreement with the Company, has, as discussed above, served as a limited partner of and strategic advisor to Vintage and served on the board of a Vintage portfolio company.
Before the Company entered into the Transactions and the sublease arrangements related thereto, the Audit Committee of the Company’s Board of Directors held a meeting during which Company management provided the Audit Committee with information regarding matters such as: (i) the aggregate, net amount the Company proposed to pay the Franchisees upon the consummation of the Transactions; (ii) the valuation method utilized in determining the pricing and financial terms for the Transactions and sublease arrangements related thereto; (iii) the remaining duration of the leases for the Company stores that Franchisees would sublease from the Company, and the aggregate amount of the proposed sublease payments arising therefrom,

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as compared to the aggregate amount of the payments owed by the Company under those leases; (iv) how the proposed pricing (and valuation methods related thereto) and other terms and conditions of the proposed Transactions compared to those of similar transactions the Company previously has engaged in with other parties who are not affiliated with Buddy’s, Vintage or any other related party; (v) the nature of the negotiations that had taken place between the Company and the Franchisees with respect to the proposed Transactions; and (vi) why the proposed Transactions were in the best interests of the Company and its shareholders. After reviewing that information, and other information presented by management, and consulting with an external professional advisor, the Audit Committee approved and authorized Company management to enter into the Transactions with the Franchisees, and the sublease arrangements related thereto, on the financial terms and other terms and conditions that had been presented to the Audit Committee, and management subsequently did so.
NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Revenues	$854,427	$789,353	$768,982	$794,954
Gross Profit *	374,268	352,576	332,487	339,599
Earnings Before Income Taxes	79,728	61,124	45,282	32,288
Net Earnings	49,687	38,501	29,464	21,631
Earnings Per Share	0.68	0.53	0.41	0.30
Earnings Per Share Assuming Dilution	0.68	0.53	0.40	0.30

Year Ended December 31, 2015
Revenues	$821,814	$769,049	$767,694	$821,199
Gross Profit *	363,478	346,110	331,628	344,144
Earnings Before Income Taxes	77,830	64,354	36,556	34,380
Net Earnings	49,243	40,546	24,194	21,726
Earnings Per Share	0.68	0.56	0.33	0.30
Earnings Per Share Assuming Dilution	0.68	0.56	0.33	0.30
* Gross profit is the sum of lease revenues and fees, retail sales, non-retail sales, and interest and fees on loans receivable less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise, provision for write-offs of lease merchandise, and provision for credit losses.
The comparability of the Company's quarterly financial results during 2016 and 2015 was impacted by certain events, as described below on a pre-tax basis:

•
The first quarter of 2016 included a gain of $11.1 million on the January 29, 2016 sale of the Company's former corporate office building, a loss of $4.6 million related to the write-down of the HomeSmart disposal group to its fair value less estimated costs to sell upon its classification as held for sale, and charges of $3.7 million related to the retirement of the Company's former Chief Financial Officer.

•	The second quarter of 2016 included a loss of $1.0 million primarily consisting of impairment charges on certain assets related to the HomeSmart segment that have been sold or are held for sale.

•	The third and fourth quarter of 2016 included restructuring expenses of $4.7 million and $15.5 million, respectively. See Note 10 for further discussion of restructuring activities.

•	The fourth quarter of 2015 included $2.7 million of transaction costs related to the October 15, 2015 DAMI acquisition and a $3.5 million loss related to a lease termination on a Company aircraft.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: DEFERRED COMPENSATION PLAN
The Company maintains the Aaron’s, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash director fees.
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $12.0 million and $11.6 million as of December 31, 2016 and 2015, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $15.6 million and $15.4 million as of December 31, 2016 and 2015, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets.
Deferred compensation expense charged to operations for the Company’s discretionary matching contributions was not significant during any of the periods presented. Benefits of $1.4 million, $1.7 million and $1.9 million were paid during the years ended December 31, 2016, 2015 and 2014, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2016. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors," "Executive Officers Who Are Not Directors," "Communicating with the Board of Directors and Corporate Governance Documents," "Composition, Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2016," "Outstanding Equity Awards at 2016 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2016," "Non-Qualified Deferred Compensation as of December 31, 2016," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2016," "Employment Agreements with Named Executive Officers," "Executive Bonus Plan," "Aaron's, Inc. 2015 Equity and Incentive Plan," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2016 and 2015
Consolidated Statements of Earnings—Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income—Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows—Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

10.7
Amendment No. 6 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

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

10.9
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

10.10
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

10.11
Amendment No. 3 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers dated as of June 30, 2016 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A senior Notes Due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.12
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

10.13
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

10.14
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

10.15
Amendment No. 3 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and purchasers dated as of June 30, 2016 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.16
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

10.19
Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement by and among Aaron’s Inc., as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated June 30, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.20
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

10.21
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

10.22
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

10.23
Third Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron's, Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated December 4, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2015).

10.24
Fourth Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated June 30, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.25
Fifth Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated December 6, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2016).

10.26
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

10.29
Third Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of June 6, 2013 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.30
Fourth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of November 7, 2013 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.31
Fifth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.32
Sixth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of October 24, 2014 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.33
Seventh Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.34
Eighth Amendment to Loan and Security Agreement by and among Dent-A-Med Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of September 21, 2015 (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.35
Ninth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of December 29, 2015 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016).

10.36
Tenth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 23, 2016 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016)

10.37
Eleventh Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 5, 2016).

10.38
Twelfth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

Management Contracts and Compensatory Plans or Arrangements
10.40
Aaron’s Inc. Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.41
First Amendment to the Employees Retirement Plan, dated as of June 28, 2016, to be effective October 4, 2016 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.42
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.43
Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012).

10.44
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

10.47
Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.48
Amendment to Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.49
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2013).

10.50
Amendment to Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.51
Aaron's Management Performance Plan (Summary of terms for Home Office Vice Presidents) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.52
Aaron's, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron's Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.53*	Aaron's, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2017.

10.54	Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2015).
10.55
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.56
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

10.58
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.59
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.60
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.61
Compensation Plan for Non-Employee Directors, as amended and Restated, effective May 4, 2016 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.62
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Ronald W. Allen (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.63
Employment Agreement, dated as of April 18, 2012, by and between Aaron's, Inc. and Gilbert L. Danielson (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.64
Employment Agreement, dated as of November 10, 2014, by and between Aaron's, Inc. and John W. Robinson (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.65
Amended and Restated Executive Severance Pay Plan of Aaron's, Inc., effective as of August 5, 2015 (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

10.66
Waiver and Release Agreement between Aaron's, Inc. and David L. Buck, dated August 22, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2014).

10.67
Separation Agreement between Aaron's, Inc. and K. Todd Evans dated as of April 2, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC May 5, 2014).

10.68
Retirement Agreement between Aaron's, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.69	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2014).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron's, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Aaron's, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Aaron's, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Shareholder's Equity for the Years ended December 31, 2016, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements.

† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

AARON’S, INC.

By:	/s/ STEVEN A. MICHAELS
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

SIGNATURE	TITLE
/s/ JOHN W. ROBINSON, III	Chief Executive Officer and Director (Principal Executive Officer)
John W. Robinson III
/s/ STEVEN A. MICHAELS	Chief Financial Officer and President of Strategic Operations (Principal Financial Officer)
Steven A. Michaels
/s/ ROBERT P. SINCLAIR, JR.	Vice President, Corporate Controller (Principal Accounting Officer)
Robert P. Sinclair, Jr.
/s/ KATHY T. BETTY	Director
Kathy T. Betty
/s/ DOUGLAS C. CURLING	Director
Douglas C. Curling
/s/ CYNTHIA N. DAY	Director
Cynthia N. Day
/s/ CURTIS L. DOMAN	Director
Curtis L. Doman
/s/ WALTER EHMER	Director
Walter Ehmer
/s/ HUBERT L. HARRIS, JR.	Director
Hubert L. Harris, Jr.
/s/ RAY M. ROBINSON	Director
Ray M. Robinson
/s/ ROBERT YANKER	Director
Robert Yanker