Form 10-Q
period 2017-03-31
AARON'S INC
filed 2017-05-03
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
 ________________________________
 AARON’S, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia	58-0687630
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

400 Galleria Parkway SE, Suite 300 Atlanta, Georgia	30339-3182
(Address of principal executive offices)	(Zip Code)
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 28, 2017
Common Stock, $0.50 Par Value	70,660,116

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$348,490	$308,561
Investments	21,439	20,519
Accounts Receivable (net of allowances of $32,405 in 2017 and $35,690 in 2016)	93,709	95,777
Lease Merchandise (net of accumulated depreciation and allowances of $718,607 in 2017 and $743,222 in 2016)	984,555	999,381
Loans Receivable (net of allowances and unamortized fees of $14,646 in 2017 and $13,830 in 2016)	83,593	84,804
Property, Plant and Equipment at Cost (net of accumulated depreciation of $235,254 in 2017 and $231,062 in 2016)	204,447	211,271
Goodwill	526,641	526,723
Other Intangibles (net of accumulated amortization of $82,425 in 2017 and $75,459 in 2016)	240,680	247,672
Prepaid Expenses and Other Assets	120,930	121,028
Total Assets	$2,624,484	$2,615,736
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$307,052	$297,766
Deferred Income Taxes Payable	268,074	276,116
Customer Deposits and Advance Payments	64,449	62,427
Debt	484,716	497,829
Total Liabilities	1,124,291	1,134,138
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2017 and December 31, 2016; Shares Issued: 90,752,123 at March 31, 2017 and December 31, 2016	45,376	45,376
Additional Paid-in Capital	250,340	254,512
Retained Earnings	1,586,319	1,534,983
Accumulated Other Comprehensive Loss	(328)	(531)
	1,881,707	1,834,340
Less: Treasury Shares at Cost
Common Stock: 20,109,120 Shares at March 31, 2017 and 19,303,578 at December 31, 2016	(381,514)	(352,742)
Total Shareholders’ Equity	1,500,193	1,481,598
Total Liabilities & Shareholders’ Equity	$2,624,484	$2,615,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$743,622	$741,611
Retail Sales	8,778	10,955
Non-Retail Sales	69,327	79,305
Franchise Royalties and Fees	14,201	16,295
Interest and Fees on Loans Receivable	8,201	4,763
Other	425	1,498
	844,554	854,427
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	361,998	348,302
Retail Cost of Sales	5,391	7,065
Non-Retail Cost of Sales	62,085	71,385
Operating Expenses	328,825	348,424
Restructuring Expenses	327	—
Other Operating Income, Net	(561)	(6,729)
	758,065	768,447
OPERATING PROFIT	86,489	85,980
Interest Income	974	421
Interest Expense	(5,815)	(6,312)
Other Non-Operating Income (Expense), Net	975	(361)
EARNINGS BEFORE INCOME TAXES	82,623	79,728
INCOME TAXES	29,323	30,041
NET EARNINGS	$53,300	$49,687
EARNINGS PER SHARE
Basic	$0.75	$0.68
Assuming Dilution	$0.74	$0.68
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0275	$0.0250
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	71,318	72,634
Assuming Dilution	72,386	73,217
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net Earnings	$53,300	$49,687
Other Comprehensive Income:
Foreign Currency Translation Adjustment	203	593
Total Other Comprehensive Income	203	593
Comprehensive Income	$53,503	$50,280
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$53,300	$49,687
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	361,998	348,302
Other Depreciation and Amortization	20,640	20,743
Accounts Receivable Provision	36,135	34,514
Provision for Credit Losses on Loans Receivable	3,743	1,798
Stock-Based Compensation	5,274	5,529
Deferred Income Taxes	(8,042)	1,616
Other Changes, Net	(1,624)	(6,816)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(449,930)	(447,382)
Book Value of Lease Merchandise Sold or Disposed	101,817	114,453
Accounts Receivable	(34,030)	(6,400)
Prepaid Expenses and Other Assets	(2,799)	41,990
Income Tax Receivable	3,212	149,140
Accounts Payable and Accrued Expenses	12,465	(99,195)
Accrued Regulatory Expense	—	(4,737)
Customer Deposits and Advance Payments	2,020	(7,591)
Cash Provided by Operating Activities	104,179	195,651
INVESTING ACTIVITIES:
Investments in Loans Receivable	(18,157)	(18,706)
Proceeds from Loans Receivable	16,416	18,635
Outflows on Purchases of Property, Plant and Equipment	(12,512)	(14,088)
Proceeds from Property, Plant and Equipment	4,080	15,082
Acquisitions of Businesses and Contracts	(580)	—
Proceeds from Dispositions of Businesses and Contracts	71	(32)
Cash (Used in) Provided by Investing Activities	(10,682)	891
FINANCING ACTIVITIES:
Proceeds from Debt	2,750	84,133
Repayments on Debt	(16,162)	(173,169)
Dividends Paid	(1,957)	(1,816)
Acquisition of Treasury Stock	(34,302)	—
Issuance of Stock Under Stock Option Plans	1,469	99
Other	(5,385)	(1,826)
Cash Used in Financing Activities	(53,587)	(92,579)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	19	—
Increase in Cash and Cash Equivalents	39,929	103,963
Cash and Cash Equivalents at Beginning of Period	308,561	14,942
Cash and Cash Equivalents at End of Period	$348,490	$118,905
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2017, the Company's operating segments are Aaron's Business, Progressive Leasing and DAMI.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company's Aaron's stores in the United States and Canada. This operating segment also awards franchises and supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of March 31 (Unaudited)	2017	2016
Company-operated stores
Aaron's Branded	1,155	1,223
HomeSmart	—	82
Total Company-operated stores	1,155	1,305
Franchised stores	688	729
Systemwide stores	1,843	2,034
The following table presents active doors for Progressive Leasing:

Active Doors at March 31 (Unaudited)	2017	2016
Progressive Leasing Active Doors[1]	18,627	13,521
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for the year ended December 31, 2016 (the "2016 Annual Report"). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2016 Annual Report.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended March 31,
(Shares In Thousands)	2017	2016
Weighted average shares outstanding	71,318	72,634
Dilutive effect of share-based awards	1,068	583
Weighted average shares outstanding assuming dilution	72,386	73,217
Approximately 530,000 and 849,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three months ended March 31, 2017 and 2016, respectively, as the awards would have been anti-dilutive for the periods presented.
Investments
At March 31, 2017 and December 31, 2016, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operates 41 retail stores as of March 31, 2017. The Perfect Home notes, which totaled £17.1 million ($21.4 million) and £16.6 million ($20.5 million) at March 31, 2017 and December 31, 2016, respectively, are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to the maturity date, which is June 30, 2017. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets. The Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment is considered to have occurred as of March 31, 2017.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive Leasing, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions, real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2017	December 31, 2016
Customers	$33,026	$36,227
Corporate	27,596	26,375
Franchisee	33,087	33,175
	$93,709	$95,777

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Bad debt expense	$31,985	$27,939
Provision for returns and uncollected renewal payments	4,150	6,575
Accounts receivable provision	$36,135	$34,514
Refer to Note 1 to the consolidated financial statements in the 2016 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, computers, appliances and household accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven Furniture Industries operations is determined using standard cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise over the lease agreement period, which is typically over 12 months.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2017	December 31, 2016
Merchandise on Lease	$783,178	$786,936
Merchandise Not on Lease	201,377	212,445
Lease Merchandise, net of Accumulated Depreciation and Allowances	$984,555	$999,381
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
All lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. The provision for write-offs is included in operating expenses in the accompanying condensed consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance	$33,399	$33,405
Merchandise Written off, net of Recoveries	(30,140)	(32,737)
Provision for Write-offs	30,790	33,906
Ending Balance	$34,049	$34,574
Loans Receivable, Net
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans acquired in the October 15, 2015 DAMI acquisition (the "Acquired Loans") were recorded at their estimated fair value at the acquisition date. The projected net cash flows from expected payments of principal, interest, fees and servicing costs and anticipated charge-offs were included in the determination of fair value; therefore, an allowance for loan losses and an amount for unamortized fees were not recognized for the Acquired Loans. The difference, or discount, between the expected cash flows to be received and the fair value of the Acquired Loans is accreted to interest and fees on loans receivable based on the effective interest method. At each period end, the Company evaluates the appropriateness of the accretable discount on the Acquired Loans based on actual and revised projected future cash receipts.
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
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating. Below is a summary of the credit quality of the Company’s loan portfolio as of March 31, 2017 and December 31, 2016 by Fair Issac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	March 31, 2017	December 31, 2016
600 or Less	1.8%	1.8%
Between 600 and 700	77.4%	78.1%
700 or Greater	20.8%	20.1%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2017	December 31, 2016
Prepaid Expenses	$75,524	$75,485
Assets Held for Sale	8,749	8,866
Deferred Tax Asset	5,912	5,912
Income Tax Receivable	8,672	11,884
Other Assets	22,073	18,881
	$120,930	$121,028

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2017 and December 31, 2016. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. The carrying amount of the properties held for sale as of March 31, 2017 and December 31, 2016 is $8.7 million and $8.9 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that division. During the three months ended March 31, 2016, the Company recognized an impairment loss of $4.6 million on the disposition which was recorded in other operating income, net in the condensed consolidated statements of earnings. The sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment was not classified as discontinued operations.
On January 29, 2016, the Company sold its corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million for the three months ended March 31, 2016. The cash proceeds were recorded in proceeds from sales of property, plant and equipment in the condensed consolidated statements of cash flows and the gain was recorded in other operating income, net in the condensed consolidated statements of earnings.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2017	December 31, 2016
Accounts Payable	$52,063	$71,941
Accrued Insurance Costs	43,138	47,649
Accrued Salaries and Benefits	46,266	41,612
Income Taxes Payable	37,663	3,592
Accrued Real Estate and Sales Taxes	30,397	32,986
Deferred Rent	31,211	31,859
Other Accrued Expenses and Liabilities	66,314	68,127
	$307,052	$297,766
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2017	$(531)
Other Comprehensive Income	203
Balance at March 31, 2017	$(328)
There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements
Adopted
Share-Based Payments. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The objective of the update is to simplify the accounting for employee share-based awards, including the income tax effects of awards and the classification on the statement of cash flows. The Company adopted this ASU in the first quarter of 2017.
The ASU requires excess tax benefits and deficiencies that result from the difference between what is deductible for tax purposes and the compensation cost recognized for financial reporting purposes to be recognized prospectively as income tax benefit or expense in the statement of earnings in the reporting period in which they occur. Previously, the excess tax benefits and deficiencies were recognized in additional paid-in capital. During the three months ended March 31, 2017, the recognition of tax benefits on exercised options and vested restricted stock reduced our income tax provision by $0.6 million.
The ASU also requires excess tax benefits and deficiencies to be classified as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits and deficiencies were classified as a financing activity. This amendment has been adopted by the Company on a retrospective basis and as a result we have reclassified $0.7 million of excess tax deficiencies previously disclosed as a financing activity in the statement of cash flows to operating activities for the three months ended March 31, 2016.
The ASU also requires cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified retrospectively as a financing activity on the statement of cash flows. As a result, cash outflows of $1.8 million representing cash payments to tax authorities for shares withheld during the three months ended March 31, 2016 were reclassified from operating activities to financing activities.
The Company has elected to continue to estimate forfeitures in determining the amount of stock compensation expense.
Pending Adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. In 2016, the FASB issued additional updates to the revenue recognition guidance in ASU 2014-09 related to principal versus agent assessments, identifying performance obligations, the accounting for licenses, certain narrow scope improvements, practical expedients and technical corrections. The Company is in the final stages of evaluating the effects of adopting ASU 2014-09 and has preliminarily determined that it will have no material impact on the consolidated financial statements as a majority of the Company’s revenue generating activities are leasing arrangements and are outside the scope of this standard. The Company intends to apply the full retrospective approach upon adoption in the first quarter of 2018.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,161)	$—	$—	$(11,978)	$—
The Company maintains the Aaron’s, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,749	$—	$—	$8,866	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income, net or restructuring expenses in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$21,439	$—	$—	$20,519
Fixed-Rate Long-Term Debt[2]	—	(366,922)	—	—	(368,408)	—

[1]
The Perfect Home notes are carried at cost, which approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the notes are impaired.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $350.0 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2017	December 31, 2016
Credit Card Loans	$70,525	$64,794
Acquired Loans	27,714	33,840
Loans Receivable, Gross	98,239	98,634

Allowance for Loan Losses	(7,215)	(6,624)
Unamortized Fees	(7,431)	(7,206)
Loans Receivable, Net	$83,593	$84,804
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	March 31, 2017	December 31, 2016
30-59 days past due	5.4%	6.8%
60-89 days past due	2.8%	3.2%
90 or more days past due	3.9%	4.3%
Past due loans receivable	12.1%	14.3%
Current loans receivable	87.9%	85.7%
Balance of Credit Card Loans on Nonaccrual Status	$1,094	$1,072
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

[1]	This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the components of the allowance for loan losses:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Beginning Balance[1]	$6,624	$937
Provision for Loan Losses	3,743	1,798
Charge-offs	(3,287)	(146)
Recoveries	135	—
Ending Balance	$7,215	$2,589

[1]
The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting. The January 1, 2016 balance represents the provision for loan losses incurred from October 15, 2015 to December 31, 2015.

NOTE 4. INDEBTEDNESS
At March 31, 2017, the Company was in compliance with all covenants related to its outstanding debt. See further discussion of Company indebtedness in Note 7 to the consolidated financial statements in the 2016 Annual Report.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2017, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $55.1 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $0.9 million as of March 31, 2017.
The maximum facility commitment amount under the franchisee loan program is $125.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. The Company remains subject to the financial covenants under the franchisee loan facility.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2017, the Company had accrued $6.5 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $0.4 million.
At March 31, 2017, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0.5 million and $3.1 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks equitable relief, treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The complaint also seeks pre-and-post judgment interest and attorneys' fees. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that a pro-rate feature of the lease agreements violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. In December 2016, a class notice was mailed to certain individuals who were customers of Company-operated stores in New Jersey from March 16, 2006 to March 31, 2011. The parties participated in a settlement conference and reached tentative settlement terms in March 2017. Discussions and negotiations on a final comprehensive settlement agreement are ongoing.
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
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On January 24, 2017, final briefs were submitted on the remand of plaintiffs’ motion for class certification with the District Court, and oral arguments were held on March 30, 2017. The Court's decision is pending.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court, plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs are seeking injunctive relief and damages as well as certification of a putative California class. In April 2013, the Company removed this matter to federal court. In May 2013, the Company filed a motion to stay this litigation pending resolution of the Byrd litigation, a motion to dismiss for failure to state a claim, and a motion to strike certain allegations in the complaint. The Court subsequently stayed the case. The Company's motions to dismiss and strike certain allegations remain pending. In June 2015, the plaintiffs filed a motion to lift the stay, which was denied in July 2015.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia, an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software.  The plaintiff is seeking compensatory and punitive damages. This case has been stayed pending resolution of the Byrd litigation.
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia, plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' law firm's clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The Court has dismissed all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs filed a motion for class certification which the Court denied on January 25, 2017.
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
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling $379.2 million and $366.4 million as of March 31, 2017 and December 31, 2016, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and is approximately $0.5 million as of March 31, 2017 and December 31, 2016, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2016 Annual Report for further information.
NOTE 6. SEGMENTS
As of December 31, 2016, the Company had five reportable segments: Sales and Lease Ownership, Franchise, Woodhaven, Progressive Leasing and DAMI. As of March 31, 2017, the Company has three operating and reportable segments: Aaron's Business, Progressive Leasing and DAMI. During the three months ended March 31, 2017, the Company changed its composition of reportable segments by combining Sales and Lease Ownership, Franchise and Woodhaven into one reportable segment, the Aaron's Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company's Aaron's stores in the United States and Canada. This operating segment also awards franchises and supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. The HomeSmart operations, prior to its disposition in May 2016, is reflected within the Aaron's Business segment and offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. DAMI offers a variety of second-look financing programs originated through two third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below prime customers one source for financing and leasing transactions.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated to the Progressive Leasing and DAMI segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

	Three Months Ended March 31,
(In Thousands)	2017	2016
Revenues:
Aaron's Business	$470,238	$542,999
Progressive Leasing	366,115	306,665
DAMI	8,201	4,763
Total Revenues from External Customers	$844,554	$854,427

Earnings (Loss) Before Income Taxes:
Aaron's Business[1]	$48,630	$60,696
Progressive Leasing	35,758	21,914
DAMI	(1,765)	(2,882)
Total Earnings Before Income Taxes	$82,623	$79,728
1 Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2017 includes restructuring charges of $0.2 million related to severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores.
Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2016 were impacted by: (1) a gain of $11.1 million on the January 29, 2016 sale of the Company's corporate office building; (2) a loss of $4.6 million related to the write-down of the HomeSmart disposal group to its fair value less cost to sell upon its classification as held for sale; and (3) charges of $3.7 million related to the retirement of the Company's Chief Financial Officer.
Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

(In Thousands)	March 31, 2017	December 31, 2016
Assets:
Aaron's Business[1]	$1,164,493	$1,199,213
Progressive Leasing	924,901	919,487
DAMI	101,734	102,958
Other	433,356	394,078
Total Assets	$2,624,484	$2,615,736
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $15.5 million and $14.3 million as of March 31, 2017 and December 31, 2016, respectively.
NOTE 7. RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases from related parties that are described in Notes 7 and 14 to the consolidated financial statements in the 2016 Annual Report.
In February 2017, the Company entered into transactions with five franchisees of Buddy’s (the "Franchisees"), pursuant to which the Company acquired certain customer rental contracts from those Franchisees, and the Franchisees acquired from the Company certain Company customer rental contracts, as well as Company inventory (collectively, the "Transactions"). The aggregate, net amount of the consideration the Company paid to the Franchisees in connection with the Transactions was approximately $0.6 million. In addition, the Franchisees agreed to sublease certain former Company store locations from the Company for aggregate payments of approximately $40,000 per month. Buddy’s is a portfolio company of Vintage Capital Management ("Vintage"), which owns approximately 10% of the Company’s outstanding common stock. In addition, Matthew

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E. Avril, who resigned from the Company’s Board effective June 3, 2016, but not due to any disagreement with the Company, has served as a limited partner of and strategic advisor to Vintage and served on the board of a Vintage portfolio company.
Before the Company entered into the Transactions and the sublease arrangements related thereto, the Audit Committee of the Company’s Board of Directors held a meeting during which Company management provided the Audit Committee with information regarding matters such as: (i) the aggregate, net amount the Company proposed to pay the Franchisees upon the consummation of the Transactions; (ii) the valuation method utilized in determining the pricing and financial terms for the Transactions and sublease arrangements related thereto; (iii) the remaining duration of the leases for the Company stores that Franchisees would sublease from the Company, and the aggregate amount of the proposed sublease payments arising therefrom, as compared to the aggregate amount of the payments owed by the Company under those leases; (iv) how the proposed pricing (and valuation methods related thereto) and other terms and conditions of the proposed Transactions compared to those of similar transactions the Company previously has engaged in with other parties who are not affiliated with Buddy’s, Vintage or any other related party; (v) the nature of the negotiations that had taken place between the Company and the Franchisees with respect to the proposed Transactions; and (vi) why the proposed Transactions were in the best interests of the Company and its shareholders. After reviewing that information, and other information presented by management, and consulting with an external professional advisor, the Audit Committee approved and authorized Company management to enter into the Transactions with the Franchisees, and the sublease arrangements related thereto, on the financial terms and other terms and conditions that had been presented to the Audit Committee, and management subsequently did so.
NOTE 8. RESTRUCTURING
2016 Restructuring Program
During the year ended December 31, 2016, the Company initiated a restructuring program that included a thorough review of the Company-operated Aaron's store portfolio and the subsequent closure or planned closure of underperforming stores. As a result of this restructuring program, the Company closed 56 underperforming Company-operated stores during 2016, one store during the first quarter of 2017 and expects to close approximately 70 additional stores during the second quarter of 2017. The Company also optimized its home office and field support staff during 2016, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Total restructuring charges of $0.3 million were recorded during the three months ended March 31, 2017, comprised principally of $0.4 million related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program, and $0.4 million related to workforce reductions. This was partially offset by income of $0.5 million recognized during the period due primarily to favorable early buyouts negotiated for a number of leased closed store properties during the quarter. These costs were included in the line item "Restructuring expenses" in the condensed consolidated statements of earnings. The Company estimates it will incur additional restructuring charges of $13.0 million in 2017 related to the loss on contractual lease obligations for the stores that the Company expects to close in the second quarter of 2017. To date, the Company has incurred charges of $20.5 million under the 2016 restructuring program.
The following table summarizes the balance of the accruals, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the three months ended March 31, 2017:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2017	$10,583	$2,079
Charges	59	446
Adjustments[1]	(582)	—
Restructuring Charges	(523)	446
Payments	(2,383)	(316)
Balance at March 31, 2017	$7,677	$2,209

[1]	Adjustments relate to early buyouts of leases, changes in sublease assumptions and interest accretion.
The following table summarizes restructuring charges by segment for the three months ended March 31, 2017:

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In Thousands)	Aaron's Business	DAMI[1]	Total
Contractual Lease Obligations	$(523)	$—	$(523)
Fixed Asset Impairment	404	—	404
Severance	356	90	446
Total Restructuring Expense	$237	$90	$327

[1]	Restructuring charges for DAMI relate primarily to the segment's relocation efforts. Future DAMI restructuring charges are expected to be immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will,""believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally and a failure to realize the expected benefits of the integration, the execution and results of our operational strategies, risks related to Progressive Leasing's "virtual" lease-to-own business, deteriorations in our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2016 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2017, the Company's operating segments are Aaron's Business, Progressive Leasing, and DAMI.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company's Aaron's stores in the United States and Canada. This operating segment also awards franchises and supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 22,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
DAMI, which was acquired by Progressive Leasing on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive Leasing and DAMI acquisitions have been strategically transformational for the Company in this respect and will continue to strengthen our business, as demonstrated by Progressive Leasing’s significant revenue and profit growth thus far in

2017. We also believe the traditional lease-to-own industry has been negatively impacted in recent periods by: (i) the continuing economic challenges facing many traditional lease-to-own customers; (ii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; and (iii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:
• Improve Aaron's store profitability;
• Accelerate our omnichannel platform;
• Strengthen relationships of Progressive Leasing and DAMI's current retail partners;
• Focus on converting existing pipeline into Progressive Leasing retail partners; and
• Champion compliance.
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which we believe is enabling us to sharpen our focus on activities that have the highest potential for return. We also took steps to further address the expense structure of our Aaron's Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 56 underperforming Company-operated stores during 2016 and plans to close approximately 70 stores in 2017. The Company also optimized its home office and field support staff in 2016 and 2017, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Highlights
The following summarizes significant highlights from the first quarter of 2017:

•
The Company reported revenue of $844.6 million for the three months ended March 31, 2017 compared to $854.4 million for the comparable period in 2016, and its net earnings before income taxes increased to $82.6 million compared to $79.7 million during the first quarter of 2016.

•
The Company generated cash from operating activities of $104.2 million compared to $195.7 million for the comparable period in 2016. In addition, the Company returned excess capital of $36.3 million to our shareholders through the repurchase of 1.2 million shares and the payment of our quarterly dividend, which we have paid for 30 consecutive years.

•
Progressive Leasing achieved record quarterly revenues of $366.1 million for the three months ended March 31, 2017, an increase of 19.4% over the three months ended March 31, 2016. Progressive Leasing's revenue growth is due to a 37.8% increase in active doors, which contributed to a 20.1% increase in invoice volume. Progressive Leasing increased its earnings before income taxes to $35.8 million compared to $21.9 million during the first quarter of 2016 due to its revenue growth and favorable lease portfolio performance thus far in 2017.

•
Aaron's Business revenues decreased to $470.2 million for the three months ended March 31, 2017, a 13.4% decrease from the comparable period in 2016. The decline is due primarily to a 9.3% decrease in same store sales and the sale of 82 HomeSmart stores in May of 2016. Earnings before income taxes decreased to $48.6 million during the first quarter compared to $60.7 million in the prior year comparable period due primarily to the decrease in revenue.

Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended March 31, 2017, we calculated this amount by comparing revenues for the three months ended March 31, 2017 to revenues for the comparable period in 2016 for all stores open for the entire 15-month period ended March 31, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores.
Active Doors. We believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at March 31 (Unaudited)	2017	2016
Progressive Leasing Active Doors	18,627	13,521

Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive Leasing during the period, net of returns. The following table presents invoice volume for the Progressive Leasing segment:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2017	2016
Progressive Leasing Invoice Volume	$262,935	$218,927
Seasonality
Our revenue mix is moderately seasonal for both the Aaron's Business and Progressive Leasing. The first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three months ended March 31, 2017 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees include all revenues derived from lease agreements at Company-operated stores and retail locations serviced by Progressive Leasing. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated since the DAMI acquisition, as well as the accretion of the discount on loans acquired in the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated stores and Progressive Leasing.
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
Restructuring Expenses. Restructuring expenses represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's Business, home office and field support functions. Restructuring charges were comprised principally of impairment of store property, plant and equipment and workforce reductions.
Other Operating Income, Net. Other operating income, net, consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Results of Operations
During the year ended December 31, 2016, management of the Company changed its internal segment measure of profit and loss for the Aaron's Business segment to be on an accrual basis rather than on a cash basis. The Company retroactively adjusted Revenues of Reportable Segments and Earnings Before Income Taxes for Reportable Segments in all segment-related disclosures in this management’s discussion and analysis section to conform to this change.

Results of Operations – Three months ended March 31, 2017 and 2016

	Three Months Ended March 31,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Lease Revenues and Fees	$743,622	$741,611	$2,011	0.3%
Retail Sales	8,778	10,955	(2,177)	(19.9)
Non-Retail Sales	69,327	79,305	(9,978)	(12.6)
Franchise Royalties and Fees	14,201	16,295	(2,094)	(12.9)
Interest and Fees on Loans Receivable	8,201	4,763	3,438	72.2
Other	425	1,498	(1,073)	(71.6)
	844,554	854,427	(9,873)	(1.2)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	361,998	348,302	13,696	3.9
Retail Cost of Sales	5,391	7,065	(1,674)	(23.7)
Non-Retail Cost of Sales	62,085	71,385	(9,300)	(13.0)
Operating Expenses	328,825	348,424	(19,599)	(5.6)
Restructuring Expenses	327	—	327	nmf
Other Operating Income, Net	(561)	(6,729)	(6,168)	(91.7)
	758,065	768,447	(10,382)	(1.4)
OPERATING PROFIT	86,489	85,980	509	0.6
Interest Income	974	421	553	131.4
Interest Expense	(5,815)	(6,312)	(497)	(7.9)
Other Non-Operating Income (Expense), Net	975	(361)	1,336	370.1
EARNINGS BEFORE INCOME TAXES	82,623	79,728	2,895	3.6
INCOME TAXES	29,323	30,041	(718)	(2.4)
NET EARNINGS	$53,300	$49,687	$3,613	7.3%

nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Aaron's Business[1]	$470,238	$542,999	$(72,761)	(13.4)%
Progressive Leasing[2]	366,115	306,665	59,450	19.4
DAMI[3]	8,201	4,763	3,438	72.2
Total Revenues from External Customers	$844,554	$854,427	$(9,873)	(1.2)%
[1] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $57.4 million decrease in lease revenues and fees and a $10.0 million decrease in non-retail sales. Lease revenues and fees decreased due to a 9.3% decrease in same store revenues and the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as result of the net reduction of 46 franchised stores during the 15-month period ended March 31, 2017.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 37.8% growth in active doors, which contributed to an increase in invoice volume.

DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition were approximately $70.5 million as of March 31, 2017 compared to $30.5 million as of March 31, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2017	2016	$	%
Personnel Costs	$150,974	$163,530	$(12,556)	(7.7)%
Occupancy Costs	48,368	53,484	(5,116)	(9.6)
Provision for Lease Merchandise Write-Offs	30,790	33,906	(3,116)	(9.2)
Bad Debt Expense	31,985	27,939	4,046	14.5
Shipping and Handling	17,024	18,836	(1,812)	(9.6)
Advertising	10,157	9,686	471	4.9
Provision for Loan Losses	3,743	1,798	1,945	108.2
Other Operating Expenses	35,784	39,245	(3,461)	(8.8)
Operating Expenses	$328,825	$348,424	$(19,599)	(5.6)%
Operating expenses decreased during the three months ended March 31, 2017 from the comparable period in 2016. As a percentage of total revenues, operating expenses decreased to 38.9% in the three months ended March 31, 2017 from 40.8% in the same period in 2016.
Personnel costs decreased primarily due to the net reduction of 150 Company-operated stores during the 15-month period ended March 31, 2017, a reduction of Corporate support staff from our Aaron's Business restructuring program, and additional charges related to the retirement of the Company's former Chief Financial Officer in 2016. This was partially offset by increases in hiring to support the growth of Progressive Leasing and DAMI.
Occupancy costs also decreased primarily due to the net reduction of 150 Company-operated stores during the 15-month period ended March 31, 2017.
The provision for lease merchandise write-offs decreased during the three months ended March 31, 2017. Progressive Leasing's provision for lease merchandise as a percentage of Progressive Leasing's lease revenues decreased to 4.8% in 2017 from 6.2% in 2016 due to continued operational improvements and enhancements to the lease decisioning process. The provision for lease merchandise write-offs as a percentage of lease revenues for Aaron's Business remained consistent at 3.5% compared to the first quarter of 2016.
Bad debt expense increased by $4.0 million during the three months ended March 31, 2017 compared to 2016, due to the increase in invoice volumes from Progressive Leasing as discussed above, partially offset by continued operational improvements and enhancements to the lease decisioning process. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues decreased to 8.7% in 2017 compared to 9.0% in 2016.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.7% from 47.0% in the prior year period, primarily due to a shift in product mix from Aaron's Business to Progressive Leasing which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 61.4% from 64.5% primarily due to lower inventory purchase cost.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 90% in both periods.

Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in the home office and field support operations, net charges of $0.3 million were incurred during the three months ended March 31, 2017.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2017	2016	$	%
Net (gains) losses on sales of stores	$(356)	$32	$(388)	nmf
Net gains on sales of delivery vehicles	(405)	(463)	58	12.5
Net losses (gains) on asset dispositions and assets held for sale	200	(6,298)	6,498	103.2
Other operating income, net	$(561)	$(6,729)	$(6,168)	(91.7)%
nmf - Calculation is not meaningful
During the three months ended March 31, 2016, the net gains on assets dispositions included a gain of $11.1 million related to the sale of the Company's former corporate headquarters building in January 2016, partially offset by an impairment charge of $4.6 million related to the sale of HomeSmart.
Operating Profit
Interest income. Interest income increased to $1.0 million in 2017 from $0.4 million in 2016 due to an increase in cash equivalent balances and a higher interest rate on our Perfect Home notes.
Interest expense. Interest expense decreased to $5.8 million in 2017 from $6.3 million in 2016 due primarily to a lower outstanding debt balance during the three months ended March 31, 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense) were foreign exchange remeasurement gains of $0.4 million and losses of $0.3 million during the three months ended March 31, 2017 and 2016, respectively. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.6 million during the three months ended March 31, 2017 and were immaterial during the three months ended March 31, 2016.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2017	2016	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Aaron's Business	$48,630	$60,696	$(12,066)	(19.9)%
Progressive Leasing	35,758	21,914	13,844	63.2
DAMI	(1,765)	(2,882)	1,117	38.8
Total Earnings Before Income Taxes	$82,623	$79,728	$2,895	3.6%
Income Tax Expense
Income tax expense decreased to $29.3 million for the three months ended March 31, 2017 due to a decrease in the effective tax rate to 35.5% in 2017 from 37.7% in 2016. During 2016, the Company recorded valuation allowances for certain tax credits. During 2017, the recognition of excess tax benefits as a reduction of tax expense upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and a decrease in statutory state tax rates resulted in a decrease in the effective tax rate.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2016 to March 31, 2017 include:

•	Cash and cash equivalents increased $39.9 million to $348.5 million at March 31, 2017. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Debt decreased $13.1 million due primarily to the net repayment of $12.8 million in revolving credit borrowings and term loans. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of Aaron's Business and Progressive Leasing. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loan receivables for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
As of March 31, 2017, the Company has $348.5 million of cash and $225.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $104.2 million and $195.7 million during the three months ended March 31, 2017 and 2016, respectively. The $91.5 million period-over-period decrease in operating cash flows occurred primarily because of a $120.7 million decrease in income tax refunds offset by decreases in cash payments for lease merchandise. The Protecting Americans from Tax Hikes Act ("the 2015 Act"), which was signed into law on December 18, 2015, extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. This act allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the three months ended March 31, 2016. Separately, we decreased purchases of merchandise for the Aaron's Business in the three months ended March 31, 2017 relative to the same period in 2016 due to the sale of 82 HomeSmart stores in May 2016 and our increased emphasis on maintaining an optimal amount and mix of merchandise at our stores.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities was $10.7 million during the three months ended March 31, 2017 and cash provided by investing activities was $0.9 million during the three months ended March 31, 2016. The change in investing cash flows was primarily due to cash received of $13.6 million related to the sale of the Company's corporate headquarters building in January 2016.
Cash Used in Financing Activities
Cash used in financing activities was $53.6 million and $92.6 million during the three months ended March 31, 2017 and 2016, respectively. The $39.0 million decrease in cash used in financing activities was primarily due to a $75.6 million decrease in net repayments of debt offset by $34.3 million in Company repurchases of the Company's common stock during the three months ended March 31, 2017.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the three months ended March 31, 2017, the Company purchased 1,208,466 shares for $34.3 million. As of March 31, 2017, we have the authority to purchase 7,915,255 additional shares.

Dividends
We have a consistent history of paying dividends, having paid dividends for 30 consecutive years. At its November 2016 meeting, our board of directors increased the quarterly dividend by 10.0%, raising it to $0.0275 per share from $0.025 per share. Aggregate dividend payments for the three months ended March 31, 2017 were $2.0 million.

On May 2, 2017, the Board of Directors approved a quarterly dividend of $0.0275 per share. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Debt Financing
As of March 31, 2017, $84.4 million in term loans were outstanding under the term loan and revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of March 31, 2017 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of March 31, 2017, $47.3 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of March 31, 2017 was $8.3 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. Borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
As of March 31, 2017, the Company had outstanding $300.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly, commencing July 14, 2014, with principal payments of $60.0 million each due annually commencing April 14, 2017.
As of March 31, 2017, the Company had outstanding $50.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at March 31, 2017 and believe that we will continue to be in compliance in the future.
The DAMI credit facility also includes financial covenants that, among other things, require DAMI to maintain a senior debt to capital base ratio of not more than 2.0 to 1.0. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year is limited to 75% of DAMI's net income for the immediately preceding calendar year. The Company is in compliance with these covenants at March 31, 2017 and we believe that we will continue to be in compliance in the future.
Commitments
Income Taxes. During the three months ended March 31, 2017, we made net tax payments of $1.0 million. Within the next nine months, we anticipate that we will make cash payments for federal and state income taxes of approximately $125.0 million.
The 2015 Act signed into law on December 18, 2015 extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.

We are making increased tax payments on our earnings as a result of expected profitability and the reversal of the accelerated depreciation deductions that were taken in 2016 and prior periods. While the 2015 Act extended bonus depreciation through 2019, not considering the effects of bonus depreciation on future qualifying expenditures, we estimate that at December 31, 2016, the remaining tax deferral associated with the act described above is approximately $137.5 million, of which approximately 86% is expected to reverse in 2017 and most of the remainder during 2018 and 2019.
Leases. The Company leases various properties and other assets in the normal course of business, including certain properties under capital leases with related parties. Our lease agreements are more fully described in Note 7 to the consolidated financial statements in the 2016 Annual Report.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of December 7, 2017.
At March 31, 2017, the portion that we might be obligated to repay in the event franchisees defaulted was $55.1 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments.
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of March 31, 2017, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $379.2 million and $366.4 million as of March 31, 2017 and December 31, 2016, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses, is calculated by the Company based on historical customer usage of available credit and is approximately $0.5 million as of March 31, 2017 and December 31, 2016, respectively.
Critical Accounting Policies
Refer to the 2016 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information see Note 5 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2017 through January 31, 2017	—	—	—	9,123,721
February 1, 2017 through February 28, 2017	—	—	—	9,123,721
March 1, 2017 through March 31, 2017	1,208,466	$28.39	1,208,466	7,915,255
Total	1,208,466	$28.39	1,208,466
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Form of Restricted Stock Award Agreement under the Aaron's Inc. 2015 Equity And Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	May 3, 2017	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	May 3, 2017	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)