Form 10-Q
period 2017-06-30
AARON'S INC
filed 2017-08-04
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 28, 2017
Common Stock, $0.50 Par Value	70,726,804

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$260,335	$308,561
Investments	22,252	20,519
Accounts Receivable (net of allowances of $36,589 in 2017 and $35,690 in 2016)	84,822	95,777
Lease Merchandise (net of accumulated depreciation and allowances of $744,077 in 2017 and $743,222 in 2016)	994,236	999,381
Loans Receivable (net of allowances and unamortized fees of $16,572 in 2017 and $13,830 in 2016)	83,737	84,804
Property, Plant and Equipment at Cost (net of accumulated depreciation of $235,828 in 2017 and $231,062 in 2016)	200,842	211,271
Goodwill	527,924	526,723
Other Intangibles (net of accumulated amortization of $88,122 in 2017 and $75,459 in 2016)	235,041	247,672
Prepaid Expenses and Other Assets	138,941	121,028
Total Assets	$2,548,130	$2,615,736
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$281,920	$297,766
Deferred Income Taxes Payable	260,032	276,116
Customer Deposits and Advance Payments	62,992	62,427
Debt	401,113	497,829
Total Liabilities	1,006,057	1,134,138
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2017 and December 31, 2016; Shares Issued: 90,752,123 at June 30, 2017 and December 31, 2016	45,376	45,376
Additional Paid-in Capital	256,032	254,512
Retained Earnings	1,620,699	1,534,983
Accumulated Other Comprehensive Income (Loss)	118	(531)
	1,922,225	1,834,340
Less: Treasury Shares at Cost
Common Stock: 20,029,149 Shares at June 30, 2017 and 19,303,578 at December 31, 2016	(380,152)	(352,742)
Total Shareholders’ Equity	1,542,073	1,481,598
Total Liabilities & Shareholders’ Equity	$2,548,130	$2,615,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$718,089	$688,677	$1,461,711	$1,430,288
Retail Sales	6,106	6,460	14,884	17,415
Non-Retail Sales	69,602	72,610	138,929	151,915
Franchise Royalties and Fees	12,824	14,772	27,025	31,067
Interest and Fees on Loans Receivable	8,532	5,302	16,733	10,065
Other	491	1,532	916	3,030
	815,644	789,353	1,660,198	1,643,780
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	345,398	321,969	707,396	670,271
Retail Cost of Sales	3,940	3,892	9,331	10,957
Non-Retail Cost of Sales	61,818	63,984	123,903	135,369
Operating Expenses	330,548	330,601	659,373	679,025
Restructuring Expenses	13,445	—	13,772	—
Other Operating (Income) Expense, Net	(511)	755	(1,072)	(5,974)
	754,638	721,201	1,512,703	1,489,648
OPERATING PROFIT	61,006	68,152	147,495	154,132
Interest Income	378	507	1,352	928
Interest Expense	(5,552)	(5,904)	(11,367)	(12,216)
Other Non-Operating Income (Expense), Net	1,163	(1,631)	2,138	(1,992)
EARNINGS BEFORE INCOME TAXES	56,995	61,124	139,618	140,852
INCOME TAXES	20,660	22,623	49,983	52,664
NET EARNINGS	$36,335	$38,501	$89,635	$88,188
EARNINGS PER SHARE
Basic	$0.51	$0.53	$1.26	$1.21
Assuming Dilution	$0.51	$0.53	$1.24	$1.20
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0275	$0.025	$0.055	$0.050
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,686	72,761	71,001	72,697
Assuming Dilution	71,697	73,279	72,040	73,248
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net Earnings	$36,335	$38,501	$89,635	$88,188
Other Comprehensive Income:
Foreign Currency Translation Adjustment	446	93	649	686
Total Other Comprehensive Income	446	93	649	686
Comprehensive Income	$36,781	$38,594	$90,284	$88,874
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$89,635	$88,188
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	707,396	670,271
Other Depreciation and Amortization	40,302	40,956
Accounts Receivable Provision	82,106	74,968
Provision for Credit Losses on Loans Receivable	9,130	4,211
Stock-Based Compensation	11,705	10,446
Deferred Income Taxes	(16,084)	(9,522)
Other Changes, Net	(3,795)	(5,640)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(905,693)	(789,768)
Book Value of Lease Merchandise Sold or Disposed	202,734	210,547
Accounts Receivable	(71,081)	(45,475)
Prepaid Expenses and Other Assets	(13,618)	36,882
Income Tax Receivable	(751)	164,790
Accounts Payable and Accrued Expenses	(16,940)	(109,888)
Accrued Regulatory Expense	—	(4,737)
Customer Deposits and Advance Payments	562	(10,746)
Cash Provided by Operating Activities	115,608	325,483
INVESTING ACTIVITIES:
Investments in Loans Receivable	(37,139)	(36,500)
Proceeds from Loans Receivable	31,053	35,236
Outflows on Purchases of Property, Plant and Equipment	(26,822)	(30,955)
Proceeds from Property, Plant and Equipment	7,256	18,457
Outflows on Acquisitions of Businesses	(940)	(332)
Proceeds from Dispositions of Businesses	948	34,968
Cash (Used in) Provided by Investing Activities	(25,644)	20,874
FINANCING ACTIVITIES:
Proceeds from Debt	7,000	90,678
Repayments on Debt	(104,309)	(204,512)
Dividends Paid	(3,903)	(3,636)
Acquisition of Treasury Stock	(34,302)	—
Issuance of Stock Under Stock Option Plans	2,982	248
Shares Withheld for Tax Payments	(5,715)	(1,838)
Cash Used in Financing Activities	(138,247)	(119,060)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	57	—
(Decrease) Increase in Cash and Cash Equivalents	(48,226)	227,297
Cash and Cash Equivalents at Beginning of Period	308,561	14,942
Cash and Cash Equivalents at End of Period	$260,335	$242,239
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2017, the Company's operating segments are Aaron's Business, Progressive Leasing and DAMI.
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
On May 13, 2016, the Company sold the 82 Company-operated HomeSmart stores and ceased operations of that division. See the Assets Held for Sale section below for further discussion of the disposition.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of June 30 (Unaudited)	2017	2016
Company-operated Aaron's Branded Stores	1,093	1,221
Franchised Stores	680	722
Systemwide Stores	1,773	1,943
The following table presents active doors for Progressive Leasing:

Active Doors at June 30 (Unaudited)	2017	2016
Progressive Leasing Active Doors[1]	19,148	13,930
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2016 (the "2016 Annual Report"). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of operating results for the full year.

AARON'S, INC AND SUBSIDIARIES
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2017	2016	2017	2016
Weighted Average Shares Outstanding	70,686	72,761	71,001	72,697
Dilutive Effect of Share-Based Awards	1,011	518	1,039	551
Weighted Average Shares Outstanding Assuming Dilution	71,697	73,279	72,040	73,248
Approximately 1,000 and 265,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three and six months ended June 30, 2017, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 1,265,000 and 1,057,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three and six months ended June 30, 2016, respectively, as the awards would have been anti-dilutive for the periods presented.
Investments
At June 30, 2017 and December 31, 2016, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operates 35 retail stores as of June 30, 2017. The Perfect Home Notes ("Notes") consisted of outstanding principal and accrued interest of £17.1 million ($22.3 million) and £16.6 million ($20.5 million) at June 30, 2017 and December 31, 2016, respectively. The Notes are classified as held-to-maturity securities as the Company held the investment to the maturity date of June 30, 2017. As a result of Perfect Home's constrained liquidity during the second quarter, the Company ceased accruing additional interest income of the annualized 12% stated interest rate on the Notes effective April 1, 2017.
The Company has not received payment of the outstanding Notes that were due June 30, 2017. While Perfect Home is currently in negotiations to obtain alternative sources of financing, the Company is also in negotiations with Perfect Home to: (i) receive full payment of the outstanding Notes; (ii) receive partial repayment of the Notes and refinance the remaining outstanding balance; (iii) refinance the outstanding Notes; (iv) extend the maturity date of the existing Note agreement; or (v) a combination thereof. The Company has a subordinated security interest in substantially all the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash. As of June 30, 2017, the Company believes the present value of the estimated future net cash inflows of the secured assets is sufficient to recover the outstanding balance of the Notes. Therefore, no impairment has been considered to have occurred as of June 30, 2017. If Perfect Home is unable to access additional capital and fails to execute on its business strategy, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive Leasing, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions, real estate leasing activities and vendor consideration) and franchisee obligations.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2017	December 31, 2016
Customers	$36,782	$36,227
Corporate	21,397	26,375
Franchisee	26,643	33,175
Accounts Receivable	$84,822	$95,777
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Bad Debt Expense	$68,044	$56,210
Provision for Returns and Uncollected Renewal Payments	14,062	18,758
Accounts Receivable Provision	$82,106	$74,968
Refer to Note 1 to the consolidated financial statements in the 2016 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, home appliances and accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven Furniture Industries operations is determined using standard cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2017	December 31, 2016
Merchandise on Lease	$790,505	$786,936
Merchandise Not on Lease	203,731	212,445
Lease Merchandise, net of Accumulated Depreciation and Allowances	$994,236	$999,381
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Beginning Balance	$33,399	$33,405
Merchandise Written off, net of Recoveries	(61,034)	(63,312)
Provision for Write-offs	63,938	62,031
Ending Balance	$36,303	$32,124
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating. Below is a summary of the credit quality of the Company’s loan portfolio as of June 30, 2017 and December 31, 2016 by Fair Issac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	June 30, 2017	December 31, 2016
600 or Less	1.7%	1.8%
Between 600 and 700	77.2%	78.1%
700 or Greater	21.1%	20.1%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2017	December 31, 2016
Prepaid Expenses	$85,844	$75,485
Assets Held for Sale	12,054	8,866
Deferred Tax Asset	5,912	5,912
Income Tax Receivable	12,635	11,884
Other Assets	22,496	18,881
Prepaid Expenses and Other Assets	$138,941	$121,028
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2017 and December 31, 2016. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. The carrying amount of the properties held for sale as of June 30, 2017 and December 31, 2016 is $12.1 million and $8.9 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that division. The sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment was not classified as discontinued operations. During the six months ended June 30, 2016, the Company recognized an impairment loss of $4.2 million on the disposition and recorded additional charges of $1.4 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that were not included in the May 2016 disposition. The impairment loss and additional charges were recorded in other operating (income) expense, net in the condensed consolidated statements of earnings.
On January 29, 2016, the Company sold its corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million for the six months ended June 30, 2016. The cash proceeds were recorded in proceeds from sales of property, plant and equipment in the condensed consolidated statements of cash flows and the gain was recorded in other operating (income) expense, net in the condensed consolidated statements of earnings.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2017	December 31, 2016
Accounts Payable	$54,663	$71,941
Accrued Insurance Costs	44,120	47,649
Accrued Salaries and Benefits	40,628	41,612
Accrued Real Estate and Sales Taxes	29,521	32,986
Deferred Rent	31,193	31,859
Other Accrued Expenses and Liabilities	81,795	71,719
Accounts Payable and Accrued Expenses	$281,920	$297,766

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt
At June 30, 2017, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2016 Annual Report for further information regarding the Company's indebtedness.
Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2017 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2017	$(531)
Other Comprehensive Income	649
Balance at June 30, 2017	$118
There were no reclassifications out of accumulated other comprehensive (loss) income for the six months ended June 30, 2017.
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
Supplemental Disclosure of Noncash Investing Transactions
During the six months ended June 30, 2017, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as business combinations and business disposals. The fair value of the noncash consideration exchanged in these transactions was $3.7 million.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ASU requires excess tax benefits and deficiencies that result from the difference between what is deductible for tax purposes and the compensation cost recognized for financial reporting purposes to be recognized prospectively as income tax benefit or expense in the statement of earnings in the reporting period in which they occur. Previously, the excess tax benefits and deficiencies were recognized in additional paid-in capital. During the six months ended June 30, 2017, the recognition of tax benefits on exercised options and vested restricted stock reduced our income tax provision by $0.7 million.
The ASU also requires excess tax benefits and deficiencies to be classified as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits and deficiencies were classified as a financing activity. This amendment has been adopted by the Company on a retrospective basis and as a result we have reclassified $0.7 million of excess tax deficiencies previously disclosed as a financing activity in the statement of cash flows to operating activities for the six months ended June 30, 2016.
The ASU requires cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified retrospectively as a financing activity on the statement of cash flows. As a result, cash outflows of $1.8 million representing cash payments to tax authorities for shares withheld during the six months ended June 30, 2016 were reclassified from operating activities to financing activities.
The Company has elected to continue to estimate forfeitures in determining the amount of stock compensation expense.
Pending Adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. While the majority of the Company's revenues are related to leasing activities and not within the scope of ASU 2014-09, certain of the Company's revenue streams related to its franchise business will likely result in changes to the timing of revenue recognition as well as the presentation of certain revenues.
The Company believes the standard will change the timing of recognition of pre-opening revenue from franchisees. The Company's current accounting policy is to recognize initial franchise pre-opening revenue when earned, which is generally when a new store opens. Under the new standard, the initial franchise pre-opening services are not distinct from the continuing franchise services as they would not transfer a benefit to the franchisee directly without use of the franchise license and should be bundled with the franchise license as a single performance obligation. As a result, the pre-opening revenues will likely be recognized over the life of the franchise license term.
The Company also believes the standard will change the presentation of advertisement fees charged to franchisees. Advertising fees charged to franchisees are currently recorded as a reduction to operating expenses within the consolidated statements of earnings. The new standard will result in the presentation of advertisement fees charged to franchisees to be reported on a gross basis within the consolidated statements of earnings. The Company does not currently believe these matters will result in a material impact to the consolidated statements of earnings. The Company is evaluating whether to use the full or modified retrospective approach upon adoption in the first quarter of 2018.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will likely result in the Company classifying bad debt expense incurred within its Progressive segment as a reduction of lease revenue and fees within the consolidated statements of earnings. The new standard will impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating the other impacts of adopting ASU 2016-02. The Company intends to adopt the new standard in the first quarter of 2019.

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
The Company believes the new standard will result in certain store acquisitions (disposals), which do not transfer a substantive process, to be accounted for as asset acquisitions (disposals). The Company currently accounts for these transactions as business acquisitions (disposal). These store asset acquisitions will result in any economic goodwill to be subsumed in the definite-lived assets being acquired and subsequently recorded as depreciation and amortization expense through the consolidated statements of earnings. Transactions that will now be accounted for as asset disposals, instead of business disposals, will not result in the write-off of goodwill as part of the disposal. The Company will adopt the new standard in the first quarter of 2018.
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,869)	$—	$—	$(11,978)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$12,054	$—	$—	$8,866	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating (income) expense, net or restructuring expenses in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$22,252	$—	$—	$20,519
Fixed-Rate Long-Term Debt[2]	—	(279,418)	—	—	(368,408)	—

[1]
The Perfect Home Notes are carried at cost, which approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the Notes are impaired. As of June 30, 2017, the Company considered the fair value of the Note's secured assets in determining if the Notes are impaired. The fair value of the secured assets is determined based on the present value of the estimated future net cash inflows of the Perfect Home assets that are pledged as security interest on the Notes. If Perfect Home is unable to access additional capital and fails to execute on its business strategy, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $265.0 million and $350.0 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2017	December 31, 2016
Credit Card Loans	$77,280	$64,794
Acquired Loans	23,029	33,840
Loans Receivable, Gross	100,309	98,634

Allowance for Loan Losses	(9,013)	(6,624)
Unamortized Fees	(7,559)	(7,206)
Loans Receivable, Net	$83,737	$84,804
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	June 30, 2017	December 31, 2016
30-59 days past due	7.1%	6.8%
60-89 days past due	3.6%	3.2%
90 or more days past due	4.2%	4.3%
Past due loans receivable	14.9%	14.3%
Current loans receivable	85.1%	85.7%
Balance of Credit Card Loans on Nonaccrual Status	$1,219	$1,072
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

[1]	This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the components of the allowance for loan losses:

	Six Months Ended June 30,
(In Thousands)	2017	2016
Beginning Balance[1]	$6,624	$937
Provision for Loan Losses	9,130	4,211
Charge-offs	(6,985)	(1,056)
Recoveries	244	4
Ending Balance	$9,013	$4,096

[1]
The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting. The January 1, 2016 balance represents the provision for loan losses incurred from October 15, 2015 to December 31, 2015.

NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2017, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $52.6 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $0.9 million as of June 30, 2017.
The maximum facility commitment amount under the franchisee loan program is $125.0 million, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. The Company remains subject to the financial covenants under the franchisee loan facility. We are in compliance with the covenants at June 30, 2017 and believe that we will continue to be in compliance in the future.
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
At June 30, 2017, the Company had accrued $6.3 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1 million.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2017, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $1 million and $4 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks equitable relief, treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The complaint also seeks pre-and-post judgment interest and attorneys' fees. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that a pro-rate feature of the lease agreements violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. In December 2016, a class notice was mailed to certain individuals who were customers of Company-operated stores in New Jersey from March 16, 2006 to March 31, 2011. The parties participated in a settlement conference and reached tentative settlement terms in March 2017. The parties continue to work on a final comprehensive settlement agreement and final court approval.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia, plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' law firm's clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The Court has dismissed all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs filed a motion for class certification which the Court denied on January 25, 2017. On May 5, 2017, the Company filed a motion for summary judgment on the remaining single plaintiff case. The briefing on that motion was completed in late June 2017, and it remains pending.
Securities
Employees' Retirement System of the City of Baton Rouge and Parish of East Baton Rouge v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed June 16, 2017, in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The Complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
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
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling $378.4 million and $366.4 million as of June 30, 2017 and December 31, 2016, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and is approximately $0.5 million as of June 30, 2017 and December 31, 2016, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2016 Annual Report for further information.
NOTE 5. SEGMENTS
As of December 31, 2016, the Company had five reportable segments: Sales and Lease Ownership, Franchise, Woodhaven, Progressive Leasing and DAMI. As of June 30, 2017, the Company has three operating and reportable segments: Aaron's Business, Progressive Leasing and DAMI. During the six months ended June 30, 2017, the Company changed its composition of reportable segments by combining Sales and Lease Ownership, Franchise and Woodhaven into one reportable segment, the Aaron's Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. DAMI offers a variety of second-look financing programs originated through two third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated to the Progressive Leasing and DAMI segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Revenues:
Aaron's Business	$433,613	$485,477	$903,851	$1,028,476
Progressive Leasing	373,499	298,574	739,614	605,239
DAMI	8,532	5,302	16,733	10,065
Total Revenues from External Customers	$815,644	$789,353	$1,660,198	$1,643,780

Earnings (Loss) Before Income Taxes:
Aaron's Business[1]	$21,450	$34,321	$70,080	$95,017
Progressive Leasing	38,240	29,083	73,998	50,997
DAMI	(2,695)	(2,280)	(4,460)	(5,162)
Total Earnings Before Income Taxes	$56,995	$61,124	$139,618	$140,852
1 Earnings before income taxes for the Aaron's Business during the six months ended June 30, 2017 includes restructuring charges of $13.5 million related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores, of which $13.3 million was incurred during the three months ended June 30, 2017.
Earnings before income taxes for the Aaron's Business during the six months ended June 30, 2016 were impacted by: (1) a gain of $11.1 million on the January 29, 2016 sale of the Company's corporate office building; (2) a loss of $5.6 million related to exiting the HomeSmart business and the write-down of the HomeSmart disposal group to its fair value less cost to sell upon its classification as held for sale; and (3) charges of $3.7 million related to the retirement of the Company's Chief Financial Officer.
Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

(In Thousands)	June 30, 2017	December 31, 2016
Assets:
Aaron's Business[1]	$1,103,084	$1,199,213
Progressive Leasing	940,300	919,487
DAMI	102,183	102,958
Other	402,563	394,078
Total Assets	$2,548,130	$2,615,736
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $15.6 million and $14.3 million as of June 30, 2017 and December 31, 2016, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. RESTRUCTURING
2016 Restructuring Program
During the year ended December 31, 2016, the Company initiated a restructuring program that included a thorough review of the Company-operated Aaron's store portfolio and the subsequent closure or planned closure of underperforming stores. As a result of this restructuring program, the Company closed 56 underperforming Company-operated stores during 2016 and 63 stores during the first six months of 2017, and anticipates closing an additional six stores during the remainder of 2017. The Company also optimized its home office and field support staff during 2016 and 2017, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total restructuring charges of $13.4 million and $13.8 million were recorded during the three and six months ended June 30, 2017, respectively. Charges for the three months ended June 30, 2017 were comprised of $11.8 million related to Aaron's store contractual lease obligations for closed stores, $1.1 million related to workforce reductions, and $0.5 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program. These costs were included in the line item "Restructuring expenses" in the condensed consolidated statements of earnings. The Company expects to incur approximately $1.5 million of additional charges related to the previously announced store closures, but will continue to evaluate its store base for strategic growth and consolidation activities in future periods. To date, the Company has incurred charges of $34.0 million under the restructuring program that was initiated in 2016 and has continued to be implemented in 2017.
The following table summarizes the balance of the accruals, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the six months ended June 30, 2017:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2017	$10,583	$2,079
Charges	12,259	1,591
Adjustments[1]	(941)	—
Restructuring Charges	11,318	1,591
Payments	(4,700)	(1,330)
Balance at June 30, 2017	$17,201	$2,340
1 Adjustments relate to early buyouts of leases, changes in sublease assumptions and interest accretion.
The following table summarizes restructuring charges by segment for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In Thousands)	Aaron's Business	DAMI[1]	Total	Aaron's Business	DAMI[1]	Total
Contractual Lease Obligations	$11,841	$—	$11,841	$11,318	$—	$11,318
Fixed Asset Impairment/Other	460	—	460	864	—	864
Severance	996	148	1,144	1,352	238	1,590
Total Restructuring Expense	$13,297	$148	$13,445	$13,534	$238	$13,772
1 Restructuring charges for DAMI relate primarily to the segment's relocation efforts. Future DAMI restructuring charges are expected to be immaterial.
NOTE 7: SUBSEQUENT EVENTS
Acquisition
On July 27, 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc. ("SEI"), its largest franchisee, for approximately $140.0 million in cash, subject to working capital and other adjustments. Those store operations currently serve more than 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is expected to benefit our omnichannel platform through added scale, strengthen the Company's presence in certain geographic markets, and enhance Aaron's ability to drive inventory supply-chain synergies between the Aaron's business and Progressive Leasing in markets that SEI currently serves.

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2016 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2017, the Company's operating segments are Aaron's Business, Progressive Leasing, and DAMI.
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
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 24,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which we believe is enabling us to sharpen our focus on activities that have the highest potential for return. We also took steps to further address the expense structure of our Aaron's Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 56 underperforming Company-operated stores during 2016 and closed 63 stores in the first six months of 2017, and anticipates closing an additional six stores during the remainder of 2017. The Company also optimized its home office and field support staff in 2016 and 2017, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Highlights
The following summarizes significant highlights from the three and six months ended June 30, 2017:

•
The Company reported revenue of $815.6 million for the three months ended June 30, 2017 compared to $789.4 million for the comparable period in 2016. Net earnings before income taxes decreased to $57.0 million compared to $61.1 million during the second quarter of 2016, due in part to $13.4 million of restructuring expenses incurred during the current period related to the store closures described above.

•
The Company generated cash from operating activities of $115.6 million for the six months ended June 30, 2017 compared to $325.5 million for the comparable period in 2016. The decline in net cash from operating activities was impacted by net income tax payments of $65.8 million in 2017 compared to net income tax refunds of $115.3 million in 2016.

•
The Company returned excess capital of $38.2 million to our shareholders through the repurchase of 1.2 million shares and the payment of our quarterly dividends, which we have paid for 30 consecutive years.

•
Progressive Leasing achieved record quarterly revenues of $373.5 million for the three months ended June 30, 2017, an increase of 25.1% over the three months ended June 30, 2016. Progressive Leasing's revenue growth is due to a 37.5% increase in active doors, which contributed to a 31.6% increase in total invoice volume. Progressive Leasing increased its earnings before income taxes to $38.2 million compared to $29.1 million during the second quarter of 2016, due mainly to its revenue growth.

•
Aaron's Business revenues decreased to $433.6 million for the three months ended June 30, 2017, a 10.7% decrease from the comparable period in 2016. The decline is due primarily to an 8.1% decrease in same store sales and the net reduction of 212 Company-operated stores during the 15-month period ended June 30, 2017, including the sale of 82 HomeSmart stores in May 2016. Earnings before income taxes decreased to $21.5 million during the second quarter compared to $34.3 million in the prior year comparable period due primarily to $13.3 million of restructuring expenses incurred within the Aaron's Business segment during the current period related to the store closures described above.

Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended June 30, 2017, we calculated this amount by comparing revenues for the three months ended June 30, 2017 to revenues for the comparable period in 2016 for all stores open for the entire 15-month period ended June 30, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2017, we calculated this amount by comparing revenues for the six months ended June 30, 2017 to revenues for the comparable period in 2016 for all stores open for the entire 24-month period ended June 30, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined 8.1% and 8.6% for the three and six months ended June 30, 2017, respectively.
Active Doors. We believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at June 30 (Unaudited)	2017	2016
Progressive Leasing Active Doors	19,148	13,930

Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive Leasing during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2017	2016
Progressive Leasing Invoice Volume	$268,719	$204,170
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
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three and six months ended June 30, 2017 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Restructuring Expenses. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's Business, home office and field support functions. Restructuring charges were comprised principally of closed store contractual lease obligations, impairment of store property, plant and equipment and workforce reductions.
Other Operating (Income) Expense, Net. Other operating (income) expense, net, consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.

Results of Operations – Three months ended June 30, 2017 and 2016

	Three Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Lease Revenues and Fees	$718,089	$688,677	$29,412	4.3%
Retail Sales	6,106	6,460	(354)	(5.5)
Non-Retail Sales	69,602	72,610	(3,008)	(4.1)
Franchise Royalties and Fees	12,824	14,772	(1,948)	(13.2)
Interest and Fees on Loans Receivable	8,532	5,302	3,230	60.9
Other	491	1,532	(1,041)	(68.0)
	815,644	789,353	26,291	3.3
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	345,398	321,969	23,429	7.3
Retail Cost of Sales	3,940	3,892	48	1.2
Non-Retail Cost of Sales	61,818	63,984	(2,166)	(3.4)
Operating Expenses	330,548	330,601	(53)	—
Restructuring Expenses	13,445	—	13,445	nmf
Other Operating (Income) Expense, Net	(511)	755	(1,266)	(167.7)
	754,638	721,201	33,437	4.6
OPERATING PROFIT	61,006	68,152	(7,146)	(10.5)
Interest Income	378	507	(129)	(25.4)
Interest Expense	(5,552)	(5,904)	(352)	(6.0)
Other Non-Operating Income (Expense), Net	1,163	(1,631)	2,794	171.3
EARNINGS BEFORE INCOME TAXES	56,995	61,124	(4,129)	(6.8)
INCOME TAXES	20,660	22,623	(1,963)	(8.7)
NET EARNINGS	$36,335	$38,501	$(2,166)	(5.6)%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Aaron's Business[1]	$433,613	$485,477	$(51,864)	(10.7)%
Progressive Leasing[2]	373,499	298,574	74,925	25.1
DAMI[3]	8,532	5,302	3,230	60.9
Total Revenues from External Customers	$815,644	$789,353	$26,291	3.3%
[1] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $45.5 million decrease in lease revenues and fees and a $3.0 million decrease in non-retail sales. Lease revenues and fees decreased due to an 8.1% decrease in same store revenues and the net reduction of 212 Company-operated stores during the 15-month period ended June 30, 2017, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 49 franchised stores during the 15-month period ended June 30, 2017.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 37.5% growth in active doors, which contributed to an increase in total invoice volume.

DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition were approximately $77.3 million as of June 30, 2017 compared to $44.8 million as of June 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
Personnel Costs	$145,917	$156,428	$(10,511)	(6.7)%
Occupancy Costs	48,507	52,005	(3,498)	(6.7)
Provision for Lease Merchandise Write-Offs	33,148	28,125	5,023	17.9
Bad Debt Expense	36,059	28,271	7,788	27.5
Shipping and Handling	15,684	17,063	(1,379)	(8.1)
Advertising	10,160	11,968	(1,808)	(15.1)
Provision for Loan Losses	5,387	2,413	2,974	123.2
Other Operating Expenses	35,686	34,328	1,358	4.0
Operating Expenses	$330,548	$330,601	$(53)	—%
Operating expenses remained consistent during the three months ended June 30, 2017 from the comparable period in 2016. As a percentage of total revenues, operating expenses decreased to 40.5% in the three months ended June 30, 2017 from 41.9% in the same period in 2016.
Personnel costs and occupancy costs decreased primarily due to the net reduction of 212 Company-operated stores during the 15-month period ended June 30, 2017. Personnel costs also decreased due to a reduction of home office and field support staff from our Aaron's Business restructuring program, partially offset by increases in hiring to support the growth of Progressive Leasing.
The provision for lease merchandise write-offs increased during the three months ended June 30, 2017. Progressive Leasing's provision for lease merchandise write-offs as a percentage of Progressive Leasing's lease revenues increased to 5.5% in 2017 from 4.5% in 2016 due to a reduction in the allowance for lease merchandise write-offs during the three months ended June 30, 2016 as lease portfolio performance had improved compared to historical periods. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business decreased to 3.6% in 2017 from 3.7% in 2016.
Bad debt expense increased by $7.8 million during the three months ended June 30, 2017 compared to the same period in 2016 due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 9.7% in 2017 compared to 9.5% in 2016.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.1% from 46.8% in the prior year period, primarily due to a shift in product mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.5% from 60.2% primarily due to lower inventory purchase cost during the prior year.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 88.8% from 88.1% primarily due to lower inventory purchase cost during the prior year.
Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in the home office and field support operations, net charges of $13.4 million were incurred during the three months ended June 30, 2017. The charges are comprised of $11.8 million related to Aaron's store contractual lease obligations for closed stores, $1.1 million related to workforce reductions, and $0.5 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program.

Other Operating (Income) Expense, Net
Information about the components of other operating (income) expense, net is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
Gains on sales of stores	$(21)	$—	$(21)	nmf
Net gains on sales of delivery vehicles	(387)	(241)	(146)	(60.6)
Impairment charges and net (gains) losses on asset dispositions and assets held for sale	(103)	996	(1,099)	(110.3)
Other operating (income) expense, net	$(511)	$755	$1,266	(91.7)%
nmf - Calculation is not meaningful
During the three months ended June 30, 2016, the impairment charges and net losses on asset dispositions and assets held for sale were primarily due to the write down to fair value of certain assets related to the HomeSmart division.
Operating Profit
Interest income. Interest income decreased to $0.4 million in 2017 from $0.5 million in 2016 due primarily to lower Perfect Home interest income, partially offset by higher cash equivalent balances.
Interest expense. Interest expense decreased to $5.6 million in 2017 from $5.9 million in 2016 due primarily to a lower outstanding debt balance during the three months ended June 30, 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange remeasurement gains of $0.8 million and losses of $1.7 million during the three months ended June 30, 2017 and 2016, respectively. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.3 million during the three months ended June 30, 2017 and were immaterial during the three months ended June 30, 2016.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Aaron's Business	$21,450	$34,321	$(12,871)	(37.5)%
Progressive Leasing	38,240	29,083	9,157	31.5
DAMI	(2,695)	(2,280)	(415)	(18.2)
Total Earnings Before Income Taxes	$56,995	$61,124	$(4,129)	(6.8)%
Income Tax Expense
Income tax expense decreased to $20.7 million for the three months ended June 30, 2017 due to lower pre-tax income and a decrease in the effective tax rate to 36.2% in 2017 from 37.0% in 2016. During 2017, the recognition of excess tax benefits as a reduction of tax expense upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and an increase in credits related to research and development resulted in a decrease in the effective tax rate.

Results of Operations – Six months ended June 30, 2017 and 2016

	Six Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Lease Revenues and Fees	$1,461,711	$1,430,288	$31,423	2.2%
Retail Sales	14,884	17,415	(2,531)	(14.5)
Non-Retail Sales	138,929	151,915	(12,986)	(8.5)
Franchise Royalties and Fees	27,025	31,067	(4,042)	(13.0)
Interest and Fees on Loans Receivable	16,733	10,065	6,668	66.2
Other	916	3,030	(2,114)	(69.8)
	1,660,198	1,643,780	16,418	1.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	707,396	670,271	37,125	5.5
Retail Cost of Sales	9,331	10,957	(1,626)	(14.8)
Non-Retail Cost of Sales	123,903	135,369	(11,466)	(8.5)
Operating Expenses	659,373	679,025	(19,652)	(2.9)
Restructuring Expenses	13,772	—	13,772	nmf
Other Operating Income, Net	(1,072)	(5,974)	(4,902)	(82.1)
	1,512,703	1,489,648	23,055	1.5
OPERATING PROFIT	147,495	154,132	(6,637)	(4.3)
Interest Income	1,352	928	424	45.7
Interest Expense	(11,367)	(12,216)	(849)	(6.9)
Other Non-Operating Income (Expense), Net	2,138	(1,992)	4,130	207.3
EARNINGS BEFORE INCOME TAXES	139,618	140,852	(1,234)	(0.9)
INCOME TAXES	49,983	52,664	(2,681)	(5.1)
NET EARNINGS	$89,635	$88,188	$1,447	1.6%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Aaron's Business[1]	$903,851	$1,028,476	$(124,625)	(12.1)%
Progressive Leasing[2]	739,614	605,239	134,375	22.2
DAMI[3]	16,733	10,065	6,668	66.2
Total Revenues from External Customers	$1,660,198	$1,643,780	$16,418	1.0%
[1] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[2] Segment revenue consists of lease revenues and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $103.0 million decrease in lease revenues and fees and a $13.0 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to an 8.6% decrease in same store revenues and the net reduction of 201 Company-operated stores during the 24-month period ended June 30, 2017, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 106 franchised stores during the 24-month period ended June 30, 2017.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to increases in invoice volume at existing active doors as well as an increase in active doors during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition were approximately $77.3 million as of June 30, 2017 compared to $44.8 million as of June 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
Personnel Costs	$296,891	$319,958	$(23,067)	(7.2)%
Occupancy Costs	96,875	105,489	(8,614)	(8.2)
Provision for Lease Merchandise Write-Offs	63,938	62,031	1,907	3.1
Bad Debt Expense	68,044	56,210	11,834	21.1
Shipping and Handling	32,708	35,899	(3,191)	(8.9)
Advertising	20,317	21,654	(1,337)	(6.2)
Provision for Loan Losses	9,130	4,211	4,919	116.8
Other Operating Expenses	71,470	73,573	(2,103)	(2.9)
Operating Expenses	$659,373	$679,025	$(19,652)	(2.9)%
Operating expenses decreased during the six months ended June 30, 2017 from the comparable period in 2016. As a percentage of total revenues, operating expenses decreased to 39.7% in the six months ended June 30, 2017 from 41.3% in the same period in 2016.
Personnel costs and occupancy costs decreased primarily due to the net reduction of 201 Company-operated stores during the 24-month period ended June 30, 2017. Personnel costs also decreased due to a reduction of home office and field support staff from our Aaron's Business restructuring program, partially offset by increases in hiring to support the growth of Progressive Leasing.
The provision for lease merchandise write-offs increased during the six months ended June 30, 2017. However, Progressive Leasing's provision for lease merchandise write-offs as a percentage of Progressive Leasing's lease revenues decreased to 5.1% in 2017 from 5.4% in 2016 due to continued operational improvements and enhancements to the lease decisioning process. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business remained consistent at 3.6% in both periods.
Bad debt expense increased by $11.8 million during the six months ended June 30, 2017 from the comparable period in 2016 primarily due to the increase in invoice volume from Progressive Leasing as discussed above, partially offset by continued operational improvements and enhancements to the lease decisioning process. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues decreased to 9.2% in 2017 compared to 9.3% in 2016.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.4% from 46.9% in the prior year period, primarily due to a shift in product mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales remained consistent at approximately 63% for both periods.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 89% for both periods.
Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated stores and workforce reductions in our home office and field support operations, charges of $13.8 million were incurred during the six months ended June 30, 2017. The charges are comprised of $11.3 million related to Aaron's store contractual lease obligations for closed stores, $1.6 million related to workforce reductions, and $0.9 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program.

Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
Net (gains) losses on sales of stores	$(377)	$32	$(409)	nmf
Net gains on sales of delivery vehicles	(792)	(704)	(88)	(12.5)
Impairment charges and net losses (gains) on asset dispositions and assets held for sale	97	(5,302)	5,399	101.8
Other operating income, net	$(1,072)	$(5,974)	$4,902	82.1%
nmf - Calculation is not meaningful
During the six months ended June 30, 2016, impairment charges and net gains on asset dispositions and assets held for sale included a loss of $4.2 million related to the sale of HomeSmart, a $1.2 million charge primarily related to the write-down to fair value of certain assets related to the HomeSmart division that were not included in the May 2016 disposition and a gain of $11.1 million related to the sale of the Company's corporate headquarters building in January 2016.
Operating Profit
Interest income. Interest income increased to $1.4 million during the six months ended June 30, 2017 from $0.9 million for the comparable period in 2016 due to an increase in cash equivalent balances, partially offset by lower Perfect Home interest income.
Interest expense. Interest expense decreased to $11.4 million for the six months ended June 30, 2017 from $12.2 million in 2016 due primarily to a lower outstanding debt balance during the six months ended June 30, 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange remeasurement gains of $1.2 million and losses of $2.1 million during the six months ended June 30, 2017 and 2016, respectively. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.9 million during the six months ended June 30, 2017 and were immaterial during the six months ended June 30, 2016.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2017	2016	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Aaron's Business	$70,080	$95,017	$(24,937)	(26.2)%
Progressive Leasing	73,998	50,997	23,001	45.1
DAMI	(4,460)	(5,162)	702	13.6
Total Earnings Before Income Taxes	$139,618	$140,852	$(1,234)	(0.9)%
Income Tax Expense
Income tax expense decreased to $50.0 million for the six months ended June 30, 2017 compared to $52.7 million for the same period in 2016 due to a decrease in the effective tax rate to 35.8% in 2017 from 37.4% in 2016. During 2016, the Company recorded valuation allowances for certain tax credits. During 2017, the recognition of excess tax benefits as a reduction of tax expense upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and a decrease in statutory state tax rates resulted in a decrease in the effective tax rate.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2016 to June 30, 2017 include:

•	Cash and cash equivalents decreased $48.2 million to $260.3 million at June 30, 2017. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Debt decreased $96.7 million due primarily to the net repayment of $96.0 million in revolving credit borrowings and term loans. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of the Aaron's Business and Progressive Leasing. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loan receivables for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt;

•	trade credit with vendors;

•	proceeds from the sale of lease return merchandise; and

•	stock offerings.
As of June 30, 2017, the Company had $260.3 million of cash and $225.0 million of availability under its revolving credit facility.
Franchisee Acquisition
On July 27, 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc., its largest franchisee, for approximately $140.0 million, subject to working capital and other adjustments. The transaction was financed with cash on hand.
Cash Provided by Operating Activities
Cash provided by operating activities was $115.6 million and $325.5 million during the six months ended June 30, 2017 and 2016, respectively. The $209.9 million period-over-period decrease in operating cash flows was primarily due to net tax payments of $65.8 million made during the six months ended June 30, 2017 compared to net tax refunds of $115.3 million received during the six months ended June 30, 2016. The Protecting Americans from Tax Hikes Act ("the 2015 Act"), which was signed into law on December 18, 2015, extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. This act allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the six months ended June 30, 2016. Separately, we increased purchases of merchandise for Progressive Leasing in the six months ended June 30, 2017 relative to the same period in 2016 due to continuing invoice volume growth.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities was $25.6 million during the six months ended June 30, 2017 and cash provided by investing activities was $20.9 million during the six months ended June 30, 2016. The change in investing cash flows was primarily due to cash received of $35.0 million related to the sale of the HomeSmart division in May 2016 and cash received of $13.6 million related to the sale of the Company's corporate headquarters building in January 2016.
Cash Used in Financing Activities
Cash used in financing activities was $138.2 million and $119.1 million during the six months ended June 30, 2017 and 2016, respectively. The $19.2 million increase in cash used in financing activities was primarily due to $34.3 million in Company repurchases of the Company's common stock offset by a $16.5 million decrease in net repayments of debt during the six months ended June 30, 2017.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the six months ended June 30, 2017, the Company purchased 1,208,466 shares for $34.3 million. As of June 30, 2017, we have the authority to purchase 7,915,255 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 30 consecutive years. At its November 2016 meeting, our board of directors increased the quarterly dividend by 10.0%, raising it to $0.0275 per share from $0.025 per share. Aggregate dividend payments for the six months ended June 30, 2017 were $3.9 million.
On August 4, 2017, the Board of Directors approved a quarterly dividend of $0.0275 per share. Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Debt Financing
As of June 30, 2017, $84.4 million in term loans were outstanding under the term loan and revolving credit agreement. Our current revolving credit facility matures December 9, 2019 and the total available credit on the facility as of June 30, 2017 was $225.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $200.0 million.
As of June 30, 2017, $49.0 million was outstanding under the DAMI credit facility. The DAMI credit facility is currently set to mature on October 15, 2017 and the total available credit on the facility as of June 30, 2017 was $7.0 million. In addition, the DAMI credit facility includes an accordion facility, which, subject to certain terms and conditions, permits DAMI at any time prior to the maturity date to request an increase in the maximum facility of up to $25.0 million. Borrowings under the DAMI credit facility bear interest at 4.375% plus one-month LIBOR, provided that the applicable margin will increase by 0.25% if Monthly Excess Availability (as defined in the DAMI credit facility) is less than 20%.
As of June 30, 2017, the Company had outstanding $240.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017.
As of June 30, 2017, the Company had outstanding $25.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) EBITDA plus lease expense to fixed charges of no less than 2.00:1.00 and (ii) total debt to EBITDA of no greater than 3.00:1.00. In each case, EBITDA refers to the Company’s consolidated earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other non-cash charges, and it excludes the results of DAMI. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2017 and believe that we will continue to be in compliance in the future.
The DAMI credit facility also includes financial covenants that, among other things, require DAMI to maintain a senior debt to capital base ratio of not more than 2.0 to 1.0. Furthermore, the DAMI credit facility restricts DAMI's ability to transfer funds by limiting intercompany dividends to an amount not to exceed the amount of capital the Company has invested in DAMI. The aggregate amount of such dividends made in a calendar year is limited to 75% of DAMI's net income for the immediately preceding calendar year. The Company is in compliance with these covenants at June 30, 2017 and we believe that we will continue to be in compliance in the future. The DAMI credit facility is currently scheduled to mature on October 15, 2017.
Commitments
Income Taxes. During the six months ended June 30, 2017, we made net tax payments of $65.8 million. Within the next six months, we anticipate that we will make cash payments for federal and state income taxes of approximately $61.0 million.
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
At June 30, 2017, the portion that we might be obligated to repay in the event franchisees defaulted was $52.6 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments.
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of June 30, 2017, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $378.4 million and $366.4 million as of June 30, 2017 and December 31, 2016, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses, is calculated by the Company based on historical customer usage of available credit and is approximately $0.5 million as of June 30, 2017 and December 31, 2016, respectively.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information see Note 4 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2017 through April 30, 2017	—	—	—	7,915,255
May 1, 2017 through May 31, 2017	—	—	—	7,915,255
June 1, 2017 through June 30, 2017	—	—	—	7,915,255
Total	—		—
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization was publicly announced on October 4, 2013 and authorized the repurchase of an additional 10,955,345 shares of common stock over the previously authorized repurchase amount of 4,044,655 shares, increasing the total number of our shares of common stock authorized for repurchase to 15,000,000. These authorizations have no expiration date, and the Company is not obligated to repurchase any shares. Subject to applicable law, and the terms of the authorization of the Company's Board of Directors, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Earnings for the six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	August 4, 2017	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)