Form 10-Q
period 2017-09-30
AARON'S INC
filed 2017-10-27
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 20, 2017
Common Stock, $0.50 Par Value	70,762,637

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$126,253	$308,561
Investments	22,893	20,519
Accounts Receivable (net of allowances of $44,700 in 2017 and $35,690 in 2016)	92,161	95,777
Lease Merchandise (net of accumulated depreciation and allowances of $763,255 in 2017 and $743,222 in 2016)	1,048,269	999,381
Loans Receivable (net of allowances and unamortized fees of $18,809 in 2017 and $13,830 in 2016)	85,102	84,804
Property, Plant and Equipment at Cost (net of accumulated depreciation of $241,193 in 2017 and $231,062 in 2016)	205,456	211,271
Goodwill	618,171	526,723
Other Intangibles (net of accumulated amortization of $93,902 in 2017 and $75,459 in 2016)	245,025	247,672
Prepaid Expenses and Other Assets	151,674	121,028
Total Assets	$2,595,004	$2,615,736
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$326,026	$297,766
Deferred Income Taxes Payable	259,146	276,116
Customer Deposits and Advance Payments	63,185	62,427
Debt	372,691	497,829
Total Liabilities	1,021,048	1,134,138
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2017 and December 31, 2016; Shares Issued: 90,752,123 at September 30, 2017 and December 31, 2016	45,376	45,376
Additional Paid-in Capital	263,190	254,512
Retained Earnings	1,644,089	1,534,983
Accumulated Other Comprehensive Income (Loss)	900	(531)
	1,953,555	1,834,340
Less: Treasury Shares at Cost
Common Stock: 19,991,783 Shares at September 30, 2017 and 19,303,578 at December 31, 2016	(379,599)	(352,742)
Total Shareholders’ Equity	1,573,956	1,481,598
Total Liabilities & Shareholders’ Equity	$2,595,004	$2,615,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$755,318	$673,869	$2,217,029	$2,104,157
Retail Sales	6,274	6,131	21,158	23,546
Non-Retail Sales	56,443	67,349	195,372	219,264
Franchise Royalties and Fees	11,140	13,898	38,165	44,965
Interest and Fees on Loans Receivable	8,936	6,480	25,669	16,545
Other	772	1,255	1,688	4,285
	838,883	768,982	2,499,081	2,412,762
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	365,576	317,127	1,072,972	987,398
Retail Cost of Sales	4,380	4,093	13,711	15,050
Non-Retail Cost of Sales	50,750	60,316	174,653	195,685
Operating Expenses	374,157	331,977	1,033,530	1,011,002
Restructuring Expenses	845	4,658	14,617	4,658
Other Operating Expense (Income), Net	486	2	(586)	(5,972)
	796,194	718,173	2,308,897	2,207,821
OPERATING PROFIT	42,689	50,809	190,184	204,941
Interest Income	344	868	1,696	1,796
Interest Expense	(4,707)	(5,745)	(16,074)	(17,961)
Other Non-Operating Income (Expense), Net	895	(650)	3,033	(2,642)
EARNINGS BEFORE INCOME TAXES	39,221	45,282	178,839	186,134
INCOME TAXES	13,880	15,818	63,863	68,482
NET EARNINGS	$25,341	$29,464	$114,976	$117,652
EARNINGS PER SHARE
Basic	$0.36	$0.41	$1.62	$1.62
Assuming Dilution	$0.35	$0.40	$1.60	$1.61
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0275	$0.025	$0.0825	$0.075
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,746	72,608	70,914	72,667
Assuming Dilution	72,095	73,199	72,057	73,231
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net Earnings	$25,341	$29,464	$114,976	$117,652
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	782	(241)	1,431	445
Total Other Comprehensive Income (Loss)	782	(241)	1,431	445
Comprehensive Income	$26,123	$29,223	$116,407	$118,097
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$114,976	$117,652
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,072,972	987,398
Other Depreciation and Amortization	61,274	61,592
Accounts Receivable Provision	142,142	119,680
Provision for Credit Losses on Loans Receivable	15,140	7,461
Stock-Based Compensation	19,886	15,492
Deferred Income Taxes	(16,970)	(33,800)
Other Changes, Net	283	(4,025)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,388,435)	(1,134,644)
Book Value of Lease Merchandise Sold or Disposed	306,766	311,518
Accounts Receivable	(140,370)	(92,687)
Prepaid Expenses and Other Assets	(16,535)	33,073
Income Tax Receivable	(10,596)	165,569
Accounts Payable and Accrued Expenses	21,491	(81,661)
Accrued Regulatory Expense	—	(4,737)
Customer Deposits and Advance Payments	(1,751)	(6,094)
Cash Provided by Operating Activities	180,273	461,787
INVESTING ACTIVITIES:
Investments in Loans Receivable	(58,042)	(54,747)
Proceeds from Loans Receivable	45,362	50,569
Outflows on Purchases of Property, Plant and Equipment	(42,105)	(45,920)
Proceeds from Property, Plant and Equipment	10,149	19,483
Outflows on Acquisitions of Businesses, Net of Cash Acquired	(142,278)	(9,671)
Proceeds from Dispositions of Businesses	1,130	36,295
Cash Used in Investing Activities	(185,784)	(3,991)
FINANCING ACTIVITIES:
Proceeds from Debt	27,875	94,928
Repayments on Debt	(159,237)	(206,455)
Dividends Paid	(5,848)	(5,454)
Acquisition of Treasury Stock	(34,302)	(34,524)
Issuance of Stock Under Stock Option Plans	3,439	276
Shares Withheld for Tax Payments	(5,991)	(2,023)
Debt Issuance Costs	(2,835)	—
Cash Used in Financing Activities	(176,899)	(153,252)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	102	—
(Decrease) Increase in Cash and Cash Equivalents	(182,308)	304,544
Cash and Cash Equivalents at Beginning of Period	308,561	14,942
Cash and Cash Equivalents at End of Period	$126,253	$319,486
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2017, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
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
The following table presents active doors for Progressive Leasing:

Active Doors at September 30 (Unaudited)	2017	2016
Progressive Leasing Active Doors[1]	19,523	15,493
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of September 30 (Unaudited)	2017	2016
Company-operated Aaron's Branded Stores	1,181	1,228
Franchised Stores	569	703
Systemwide Stores	1,750	1,931
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2016 (the "2016 Annual Report"). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2017	2016	2017	2016
Weighted Average Shares Outstanding	70,746	72,608	70,914	72,667
Dilutive Effect of Share-Based Awards	1,349	591	1,143	564
Weighted Average Shares Outstanding Assuming Dilution	72,095	73,199	72,057	73,231
Approximately 9,000 and 180,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three and nine months ended September 30, 2017, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 1,193,000 and 1,102,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three and nine months ended September 30, 2016, respectively, as the awards would have been anti-dilutive for the periods presented.
Investments
At September 30, 2017 and December 31, 2016, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home Holdings Limited ("Perfect Home"). Perfect Home is based in the U.K. and operated 18 retail stores as of September 30, 2017. The Perfect Home Notes ("Notes") consisted of outstanding principal and accrued interest of £17.1 million ($22.9 million) and £16.6 million ($20.5 million) at September 30, 2017 and December 31, 2016, respectively. The Notes are classified as held-to-maturity securities as the Company held the investment to the maturity date of June 30, 2017. As a result of Perfect Home's constrained liquidity, the Company ceased accruing additional interest income of the annualized 12% stated interest rate on the Notes effective April 1, 2017.
The Company has not received payment of the outstanding Notes that were due June 30, 2017. While Perfect Home is currently in negotiations to obtain alternative sources of financing, the Company is also in negotiations with Perfect Home to: (i) receive full payment of the outstanding Notes; (ii) receive partial repayment of the Notes and refinance the remaining outstanding balance; (iii) refinance the outstanding Notes; (iv) extend the maturity date of the existing Note agreement; or (v) a combination thereof. The Company has a subordinated security interest in substantially all the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash. As of September 30, 2017, the Company believes the present value of the estimated future net cash inflows of the secured assets is sufficient to recover the outstanding balance of the Notes. Therefore, no impairment has been considered to have occurred as of September 30, 2017. Perfect Home's outstanding loans receivable portfolio has continued to decline since June 30, 2017, which resulted in the present value of estimated future cash flows of the assets, in which the Company has a subordinated security interest, to approximate 120% of the balance owed to the Company under the Notes as of September 30, 2017. The Company expects Perfect Home's loan receivable portfolio to continue to decline, due to the lack of new loan originations, until Perfect Home is able to obtain additional financing. If Perfect Home is unable to access additional capital and fails to execute on its business strategy, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Company-operated stores and Progressive Leasing, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions, real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2017	December 31, 2016
Customers	$41,883	$36,227
Corporate	26,853	26,375
Franchisee	23,425	33,175
Accounts Receivable	$92,161	$95,777
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Bad Debt Expense	$118,749	$91,635
Provision for Returns and Uncollected Renewal Payments	23,393	28,045
Accounts Receivable Provision	$142,142	$119,680
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2017	December 31, 2016
Merchandise on Lease	$820,929	$786,936
Merchandise Not on Lease	227,340	212,445
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,048,269	$999,381
The Company’s policies require weekly lease merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete lease merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Beginning Balance	$33,399	$33,405
Merchandise Written off, net of Recoveries	(101,924)	(100,058)
Provision for Write-offs	107,450	98,587
Ending Balance	$38,925	$31,934
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
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing deferred merchant fees (net of origination costs) and promotional fees for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the month following the billing cycle in which the loans receivable become 120 days past due.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating. Below is a summary of the credit quality of the Company’s loan portfolio as of September 30, 2017 and December 31, 2016 by Fair Issac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	September 30, 2017	December 31, 2016
600 or Less	1.7%	1.8%
Between 600 and 700	76.9%	78.1%
700 or Greater	21.4%	20.1%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2017	December 31, 2016
Prepaid Expenses	$87,042	$75,485
Assets Held for Sale	11,925	8,866
Deferred Tax Asset	5,912	5,912
Income Tax Receivable	22,480	11,884
Other Assets	24,315	18,881
Prepaid Expenses and Other Assets	$151,674	$121,028
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2017 and December 31, 2016. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. The carrying amount of the properties held for sale as of September 30, 2017 and December 31, 2016 is $11.9 million and $8.9 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that division. The sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment was not classified as discontinued operations. During the nine months ended September 30, 2016, the Company recognized an impairment loss of $4.2 million on the disposition and recorded additional charges of $1.4 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that were not included in the May 2016 disposition. The impairment loss and additional charges were recorded in other operating expense (income), net in the condensed consolidated statements of earnings.
On January 29, 2016, the Company sold its corporate headquarters building for cash of $13.6 million, resulting in a gain of $11.1 million for the nine months ended September 30, 2016. The cash proceeds were recorded in proceeds from sales of property, plant and equipment in the condensed consolidated statements of cash flows and the gain was recorded in other operating expense (income), net in the condensed consolidated statements of earnings.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2017	December 31, 2016
Accounts Payable	$90,409	$71,941
Accrued Insurance Costs	49,306	47,649
Accrued Salaries and Benefits	49,696	41,612
Accrued Real Estate and Sales Taxes	31,763	32,986
Deferred Rent	30,472	31,859
Other Accrued Expenses and Liabilities	74,380	71,719
Accounts Payable and Accrued Expenses	$326,026	$297,766

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2017	$(531)
Other Comprehensive Income	1,431
Balance at September 30, 2017	$900
There were no reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017.
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
Supplemental Disclosure of Noncash Investing Transactions
During the nine months ended September 30, 2017, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as business combinations and business disposals. The fair value of the noncash consideration exchanged in these transactions was $5.5 million.
Hurricane Impact
During the three months ended September 30, 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures); (ii) increased customer-related accounts receivable allowances and lease merchandise allowances primarily in the impacted areas; and (iii) lost lease revenue due to store closures of Aaron's Business and Progressive Leasing retail partners and lost lease revenue due to the postponing of customer payments in the impacted areas.
As a result of the hurricanes, the Company recorded pre-tax losses of $2.9 million related to property that was either destroyed or severely damaged by Hurricanes Harvey or Irma, store repair costs, and other storm related remediation costs. The Company recognized $1.5 million of pre-tax income for property-related insurance proceeds that were probable of receipt as of September 30, 2017. The Company also increased its customer-related accounts receivable allowances and lease merchandise allowances by a combined $3.6 million, primarily due to delays in payments from customers in the impacted areas. The losses, net of probable insurance retention and probable recoveries, were recorded within operating expenses in the condensed consolidated statements of earnings, and the insurance receivable was classified within prepaid expenses and other assets in the condensed consolidated balance sheets.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The ASU requires excess tax benefits and deficiencies that result from the difference between what is deductible for tax purposes and the compensation cost recognized for financial reporting purposes to be recognized prospectively as income tax benefit or expense in the statement of earnings in the reporting period in which they occur. Previously, the excess tax benefits and deficiencies were recognized in additional paid-in capital. During the nine months ended September 30, 2017, the recognition of tax benefits on exercised options and vested restricted stock reduced our income tax provision by $1.0 million.
The ASU also requires excess tax benefits and deficiencies to be classified as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits and deficiencies were classified as a financing activity. This amendment has been adopted by the Company on a retrospective basis and as a result we have reclassified $0.7 million of excess tax deficiencies previously disclosed as a financing activity in the statement of cash flows to operating activities for the nine months ended September 30, 2016.
The ASU requires cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified retrospectively as a financing activity on the statement of cash flows. As a result, cash outflows of $2.0 million representing cash payments to tax authorities for shares withheld during the nine months ended September 30, 2016 were reclassified from operating activities to financing activities.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also believes the standard will change the presentation of advertisement fees charged to franchisees. Advertising fees charged to franchisees are currently recorded as a reduction to operating expenses within the consolidated statements of earnings. The new standard will result in the presentation of advertisement fees charged to franchisees to be reported on a gross basis within the consolidated statements of earnings. The Company does not currently believe these matters will result in a material impact to the consolidated statements of earnings. The changes associated with the adoption of ASU 2014-09 will not require significant changes to controls and procedures around the revenue recognition process. The Company is evaluating whether to use the full or modified retrospective approach upon adoption in the first quarter of 2018.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will likely result in the Company classifying bad debt expense incurred within its Progressive Leasing segment as a reduction of lease revenue and fees within the consolidated statements of earnings. The new standard will impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating the other impacts of adopting ASU 2016-02. The Company intends to adopt the new standard in the first quarter of 2019.
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
The Company believes the new standard will result in certain store acquisitions (disposals) which do not transfer a substantive process to be accounted for as asset acquisitions (disposals). The Company currently accounts for these transactions as business acquisitions (disposals). These store asset acquisitions will result in any economic goodwill to be subsumed in the definite-lived assets being acquired and subsequently recorded as depreciation and amortization expense through the consolidated statements of earnings. Transactions that will now be accounted for as asset disposals, instead of business disposals, will not result in the write-off of goodwill as part of the disposal. The Company will adopt the new standard in the first quarter of 2018.
NOTE 2. ACQUISITIONS
SEI/Aaron's, Inc. Acquisition
On July 27, 2017 (the "Acquisition Date"), the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc. ("SEI"), the Company's largest franchisee, for approximately $140.0 million in cash, subject to working capital and other adjustments. Those store operations serve more than 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is expected to benefit the Company's omnichannel platform through added scale, strengthen its presence in certain geographic markets, and enhance Aaron's ability to drive inventory supply-chain synergies between the Aaron's Business and Progressive Leasing in markets that SEI served.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preliminary Acquisition Accounting
The SEI acquisition has been accounted for as a business combination, and the results of operations of the acquired business is included in the Company’s results of operations from the date of acquisition. The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the SEI acquisition as of the July 27, 2017 acquisition date:

(In Thousands)	Amounts Recognized as of Acquisition Date
Purchase Price	$140,000
Settlement of Pre-existing Accounts Receivable	3,452
Reimbursement for Insurance Costs	(100)
Consideration Transferred	143,352
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	34
Receivables	1,448
Lease Merchandise	40,941
Property, Plant and Equipment	8,279
Other Intangibles[1]	16,472
Prepaid Expenses and Other Assets	440
Total Identifiable Assets Acquired	67,614
Accounts Payable and Accrued Expenses	(5,470)
Customer Deposits and Advance Payments	(2,500)
Capital Leases	(4,630)
Total Liabilities Assumed	(12,600)
Goodwill[2]	88,338
Net Assets Acquired	$55,014
1 Identifiable intangible assets are further disaggregated in the following table.
2 The total goodwill recognized in conjunction with the SEI acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company's operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company's brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.
The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing certain working capital adjustments with the sellers, finalizing the fair value of acquired vehicles under capital leases, and finalizing the valuation of assumed favorable and unfavorable property operating leases based on comparable market terms of similar leases at the acquisition date. The Company expects these items to be finalized prior to the one year anniversary date of the acquisition.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated intangible assets attributable to the SEI acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$1,155	5.0
Customer Contracts	2,527	1.0
Customer Relationships	3,960	2.0
Reacquired Franchise Rights	3,231	4.1
Favorable Operating Leases	5,599	4.6
Total Acquired Intangible Assets[1]	$16,472
1 Acquired definite-lived intangible assets have a total weighted average life of 3.3 years.
During the nine months ended September 30, 2017, the Company incurred $2.0 million of acquisition-related costs in connection with the SEI acquisition. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
During the nine months ended September 30, 2017 and 2016, net cash outflows related to other acquisitions of businesses and contracts, excluding SEI, were $2.4 million and $9.7 million, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the nine months ended September 30, 2017 and 2016 was not significant.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,979)	$—	$—	$(11,978)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$11,925	$—	$—	$8,866	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expense (income), net or restructuring expenses (if the asset is a part of the 2016 or 2017 restructuring program) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$22,893	$—	$—	$20,519
Fixed-Rate Long-Term Debt[2]	—	(278,301)	—	—	(368,408)	—

[1]
The Perfect Home Notes are carried at cost, which approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the Notes are impaired. As of September 30, 2017, the Company considered the fair value of the Note's secured assets in determining if the Notes are impaired. The fair value of the secured assets is determined based on the present value of the estimated future net cash inflows of the Perfect Home assets that are pledged as security interest on the Notes. Perfect Home's outstanding loans receivable portfolio has continued to decline since June 30, 2017, which resulted in the present value of estimated future cash flows of the assets, in which the Company has a subordinated security interest, to approximate 120% of the balance owned to the Company under the Notes as of September 30, 2017. The Company expects Perfect Home's loan receivable portfolio to continue to decline, due to lack of new loan originations, until Perfect Home is able to obtain additional financing. If Perfect Home is unable to access additional capital and fails to execute on its business strategy, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $265.0 million and $350.0 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2017	December 31, 2016
Credit Card Loans	$84,240	$64,794
Acquired Loans	19,671	33,840
Loans Receivable, Gross	103,911	98,634

Allowance for Loan Losses	(10,462)	(6,624)
Unamortized Fees	(8,347)	(7,206)
Loans Receivable, Net	$85,102	$84,804
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	September 30, 2017	December 31, 2016
30-59 days past due	6.3%	6.8%
60-89 days past due	3.3%	3.2%
90 or more days past due	4.5%	4.3%
Past due loans receivable	14.1%	14.3%
Current loans receivable	85.9%	85.7%
Balance of Credit Card Loans on Nonaccrual Status	$1,598	$1,072
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

[1]	This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the components of the allowance for loan losses:

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Beginning Balance[1]	$6,624	$937
Provision for Loan Losses	15,140	7,461
Charge-offs	(11,795)	(2,832)
Recoveries	493	23
Ending Balance	$10,462	$5,589

[1]
The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting. The January 1, 2016 balance represents the provision for loan losses incurred from October 15, 2015 to December 31, 2015.

NOTE 5. INDEBTEDNESS
Following is a summary of the Company’s debt, net of unamortized debt issuance costs:

(In Thousands)[1]	September 30, 2017	December 31, 2016
DAMI Credit Facility	$—	$47,302
Revolving Facility	—	—
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	24,986	49,975
Term Loan, Due in Installments through September 2022	99,018	94,626
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	239,621	299,562

Capital Lease Obligation:
with Related Parties	1,777	3,095
with Unrelated Parties	7,289	3,269
Total Debt	372,691	497,829
Less: Current Maturities	98,693	146,515
Long-Term Debt	$273,998	$351,314
1 Total debt as of September 30, 2017 includes unamortized debt issuance costs of $1.4 million. The Company has also recorded $3.3 million of debt issuance costs related to the revolving credit facility within prepaid expenses and other assets in the condensed consolidated balance sheets.
Revolving Credit and Term Loan Agreement
On September 18, 2017, the Company entered into a second amended and restated revolving credit and term loan agreement (the "Amended Agreement") to, among other things, (i) increase the maximum revolving credit commitment from $225.0 million to $400.0 million (including increases in the existing letter of credit subfacility from $20.0 million to $35.0 million); (ii) provide for a $100.0 million term loan facility, an increase of $15.6 million from the $84.4 million remaining principal on the previous $125.0 million term loan, which is prepayable without penalty; (iii) amend the interest rate to bear interest at an adjusted London Interbank Overnight (LIBO) rate plus a margin within a range of 1.25% to 2.25% depending on the Company’s total net debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio or, alternatively, the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, with the amount of such margin determined based upon the ratio of the Company's total net debt to EBITDA, for loans based on the base rate; (iv) provide for quarterly term loan repayment installments of $2.5 million, payable on the last day of each March, June, September, and December; and (v) extend the maturity date from December 9, 2019 to September 18, 2022. The increases to the Company’s revolving credit availability and term loan facility are intended for general working capital needs and was used to fully repay and terminate the DAMI credit facility in September 2017.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Amended Agreement also provides for an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to the greater of $250.0 million or any amount provided that the incremental borrowing does not result in a total debt to adjusted EBITDA ratio greater than 2.50:1.00, with such additional credit extensions provided by one or more lenders thereunder at their sole discretion.
The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company's ratio of total debt to adjusted EBITDA. As of September 30, 2017, $400.0 million was available for borrowings under the revolving credit component of the Amended Agreement.
The revolving credit and term loan agreement contains financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges as defined in the Amended Agreement. As of September 30, 2017, the Company was in compliance with all covenants related to its outstanding debt. See further discussion of Company indebtedness in Note 7 to the consolidated financial statements in the 2016 Annual Report.
The Company used the $15.6 million incremental increase in the term loan facility plus existing cash on hand to fully repay and terminate the $53.0 million of outstanding borrowings under its DAMI credit facility, which was scheduled to mature on October 15, 2017. The Company concluded that the Amended Agreement constituted a debt modification and will defer the remaining unamortized debt issuance costs of $1.7 million over the term of the Amended Agreement. In connection with the Amended Agreement, the Company incurred $2.8 million of lender fees and third party legal and administrative fees, of which $0.2 million was recorded as interest expense within the condensed consolidated statements of earnings for the three and nine months ended September 30, 2017.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2017, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $49.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is approximately $0.8 million as of September 30, 2017.
On September 18, 2017, the Company entered into the sixth amendment to the franchise loan facility agreement to, among other changes: (i) reduce the maximum facility commitment amount under the franchisee loan program from $125.0 million to $85.0 million and (ii) release certain inactive subsidiaries of the Company from their guarantee obligations. The loan agreement continues to provide a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. On October 25, 2017, the Company entered into an amendment to the franchise loan facility agreement to, among other changes: (i) extend the maturity date from December 7, 2017 to October 25, 2018 and (ii) amend the financial covenants to be consistent with the Revolving Credit and Term Loan Agreement financial covenants. The Company is in compliance with all covenants at September 30, 2017 and believes it will continue to be in compliance in the future.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At September 30, 2017, the Company had accrued $7.1 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.4 million.
At September 30, 2017, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0.5 million and $3.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. Plaintiff's complaint seeks equitable relief, treble damages under the New Jersey Consumer Fraud Act, and statutory penalty damages of $100 per violation of all contracts issued in New Jersey, and also claims that there are multiple violations per contract. The complaint also seeks pre-and-post judgment interest and attorneys' fees. On July 31, 2013, the Court certified a class comprising all persons who entered into a rent-to-own contract with the Company in New Jersey from March 16, 2006 through March 31, 2011. On February 23, 2016, the Court granted in part and denied in part the Company’s motion for partial summary judgment filed August 14, 2015, dismissing plaintiff’s claims that a pro-rate feature of the lease agreements violated the New Jersey Consumer Fraud Act, but denying summary judgment on the claim that Aaron’s Service Plus violated the same act. In December 2016, a class notice was mailed to certain individuals who were customers of Company-operated stores in New Jersey from March 16, 2006 to March 31, 2011. The parties participated in a settlement conference and reached tentative settlement terms in March 2017. On September 15, 2017, the parties submitted the final comprehensive settlement agreement to the Court for approval, which remains pending.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On January 24, 2017, final briefs were submitted on the remand of plaintiffs’ motion for class certification with the District Court. On September 26, 2017, the Court denied plaintiffs' motion. Plaintiffs have filed a petition with the United States Court of Appeals for the Third Circuit for permission to appeal the denial of class certification. The Company is opposing this petition.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia, plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' law firm's clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The Court has dismissed all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs filed a motion for class certification which the Court denied on January 25, 2017. On May 5, 2017, the Company filed a motion for summary judgment on the remaining single plaintiff case, and on October 3, 2017, the District Court granted that motion in its entirety as to Aaron's, Inc.
Securities
Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed June 16, 2017, in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The Complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unfunded Lending Commitments
The Company, through its DAMI business, had unfunded lending commitments totaling $381.7 million and $366.4 million as of September 30, 2017 and December 31, 2016, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.6 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2016 Annual Report for further information.
NOTE 7. SEGMENTS
As of December 31, 2016, the Company had five reportable segments: Sales and Lease Ownership, Franchise, Woodhaven, Progressive Leasing and DAMI. As of September 30, 2017, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI. During the nine months ended September 30, 2017, the Company changed its composition of reportable segments by combining Sales and Lease Ownership, Franchise and Woodhaven into one reportable segment, the Aaron's Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Revenues:
Progressive Leasing	$398,282	$308,397	$1,137,896	$913,636
Aaron's Business	431,665	454,105	1,335,516	1,482,581
DAMI	8,936	6,480	25,669	16,545
Total Revenues from External Customers	$838,883	$768,982	$2,499,081	$2,412,762

Earnings (Loss) Before Income Taxes:
Progressive Leasing	$27,734	$24,655	$101,732	$75,652
Aaron's Business[1]	15,484	23,151	85,564	118,168
DAMI	(3,997)	(2,524)	(8,457)	(7,686)
Total Earnings Before Income Taxes	$39,221	$45,282	$178,839	$186,134
1 Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2017 includes restructuring charges of $14.4 million related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores, of which $0.8 million was incurred during the three months ended September 30, 2017.
Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2016 were impacted by: (1) a gain of $11.1 million on the January 29, 2016 sale of the Company's corporate office building; (2) a loss of $5.6 million related to exiting the HomeSmart business and the write-down of the HomeSmart disposal group to its fair value less cost to sell upon its classification as held for sale; and (3) charges of $3.7 million primarily related to the retirement of the Company's former Chief Financial Officer.
Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

(In Thousands)	September 30, 2017	December 31, 2016
Assets:
Progressive Leasing	$969,220	$919,487
Aaron's Business[1]	1,248,847	1,199,213
DAMI	104,267	102,958
Other	272,670	394,078
Total Assets	$2,595,004	$2,615,736
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $18.7 million and $14.3 million as of September 30, 2017 and December 31, 2016, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. RESTRUCTURING
2017 Restructuring Program
During the three months ended September 30, 2017, the Company initiated a restructuring program that included a further review of the Company-operated Aaron's store portfolio in order to continue rationalizing its store base to better align with marketplace demand. As a result of this restructuring program, the Company closed five underperforming Company-operated stores during the third quarter of 2017 and anticipates closing an additional 12 stores during the remainder of 2017. Total restructuring charges of $0.9 million were recorded for the three months ended September 30, 2017 under the 2017 program, which were comprised primarily of $0.4 million related to Aaron's store contractual lease obligations for closed stores and $0.4 million related to the write-off and impairment of Aaron’s store property, plant and equipment. These costs were included in restructuring expenses in the condensed consolidated statements of earnings. The Company expects to incur approximately $1.0 million of additional charges related to the 2017 restructuring program, which are expected to be incurred primarily during the fourth quarter of 2017. This estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
2016 Restructuring Program
During the year ended December 31, 2016, the Company initiated a restructuring program that included a thorough review of the Company-operated Aaron's store portfolio and the subsequent closure or planned closure of underperforming stores. As a result of this restructuring program, the Company closed 56 underperforming Company-operated stores during 2016 and 66 stores during the first nine months of 2017, and anticipates closing an additional three stores during the remainder of 2017. The Company also optimized its home office staff during 2016 and field support during 2016 and 2017, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total restructuring reversals of $0.1 million were recorded under the 2016 program during the three months ended September 30, 2017. Total restructuring charges of $13.7 million were recorded under the 2016 program during the nine months ended September 30, 2017. Restructuring activity for the three months ended September 30, 2017 was primarily comprised of $0.4 million of reversals related to previously recorded severance expense, partially offset by charges of $0.3 million related to Aaron's store contractual lease obligations for closed stores. These costs were included in restructuring expenses in the condensed consolidated statements of earnings. The Company expects to incur less than $1.0 million of additional charges related to the previously announced store closures. This estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
The following table summarizes the balances of the accruals for both programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the nine months ended September 30, 2017:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2017	$10,583	$2,079
Charges	12,676	1,306
Adjustments[1]	(665)	—
Restructuring Charges	12,011	1,306
Payments	(9,594)	(2,176)
Balance at September 30, 2017	$13,000	$1,209
1 Adjustments relate to early buyouts of leases, changes in sublease assumptions and interest accretion.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restructuring charges by segment for the three and nine months ended September 30, 2017 under both plans:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In Thousands)	Aaron's Business	DAMI[1]	Total	Aaron's Business	DAMI[1]	Total
Contractual Lease Obligations	$694	$—	$694	$12,011	$—	$12,011
Fixed Asset Impairment/Other	436	—	436	1,300	—	1,300
Severance	(311)	26	(285)	1,042	264	1,306
Total Restructuring Expenses	$819	$26	$845	$14,353	$264	$14,617
1 Restructuring charges for DAMI relate primarily to the segment's relocation efforts. Future DAMI restructuring charges are expected to be immaterial.
To date, the Company has incurred charges of $34.8 million under the 2016 and 2017 restructuring programs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will,""believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally and a failure to realize the expected benefits of our restructuring plans and strategic initiatives, the execution and results of our operational strategies, risks related to Progressive Leasing's "virtual" lease-to-own business, deteriorations in our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2016 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2017, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 27,000 retail locations in 46 states. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive Leasing and DAMI acquisitions have been strategically transformational for the Company in this respect and will continue to strengthen our business, as demonstrated by Progressive Leasing’s significant revenue and profit growth throughout 2017. We also believe the traditional lease-to-own industry has been negatively impacted in recent periods by: (i) the continuing economic challenges facing many traditional lease-to-own customers; (ii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; and (iii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:
• Improve Aaron's store profitability;
• Accelerate our omnichannel platform;
• Strengthen relationships of Progressive Leasing and DAMI's current retail and merchant partners;
• Focus on converting existing pipeline into Progressive Leasing retail partners; and
• Champion compliance.
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which we believe is enabling us to sharpen our focus on activities that have the highest potential for return. We also took steps to address further the expense structure of our Aaron's Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 56 underperforming Company-operated stores during 2016, closed 71 stores in the first nine months of 2017, and anticipates closing an additional 15 stores during the remainder of 2017. The Company also optimized its home office and field support staff in 2016 and 2017, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions. In July 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron's, Inc. ("SEI"), the Company's largest franchisee, which is comprised of 104 Aaron's-branded stores. The acquisition is expected to benefit our omnichannel platform through added scale, strengthen the Company's presence in certain geographic markets, and enhance Aaron's ability to drive inventory supply-chain synergies between the Aaron's Business and Progressive Leasing in markets that SEI served.
Highlights
The following summarizes significant highlights from the three and nine months ended September 30, 2017:

•	Acquired substantially all assets of the store operations of SEI, adding 104 Aaron's branded stores to our portfolio of Company operated stores, for approximately $140.0 million in cash.

•
During the three months ended September 30, 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures); (ii) increased customer-related receivable allowances and lease merchandise reserves; and (iii) lost lease revenue due to store closures of Aaron's Business and Progressive Leasing retail partners and lost revenue due to the postponing of customer payments in the impacted areas. As a result, during the three months ended September 30, 2017 the Company (i) recorded losses, net of insurance retention and probable insurance recoveries, of $1.4 million related to sustained property damages; (ii) increased its customer-related accounts receivable allowances and lease merchandise allowances by a combined $3.6 million; and (iii) experienced lost revenue estimated to be in the range of $3 to $5 million.

•
The Company reported revenue of $838.9 million for the three months ended September 30, 2017 compared to $769.0 million for the comparable period in 2016. Net earnings before income taxes decreased to $39.2 million compared to $45.3 million during the third quarter of 2016.

•
The Company generated cash from operating activities of $180.3 million for the nine months ended September 30, 2017 compared to $461.8 million for the comparable period in 2016. The decline in net cash from operating activities was impacted by net income tax payments of $95.7 million in 2017 compared to net income tax refunds of $88.6 million in 2016.

•
The Company returned excess capital of $40.2 million to our shareholders for the nine months ended September 30, 2017 through the repurchase of 1.2 million shares and the payment of our quarterly dividends, which we have paid for 30 consecutive years.

•
Progressive Leasing achieved record quarterly revenues of $398.3 million for the three months ended September 30, 2017, an increase of 29.1% over the three months ended September 30, 2016. Progressive Leasing's revenue growth is due to a 26.0% increase in active doors, which contributed to a 36.0% increase in total invoice volume. Progressive Leasing increased its earnings before income taxes to $27.7 million compared to $24.7 million during the third quarter of 2016, due mainly to its revenue growth.

•
Aaron's Business revenues decreased to $431.7 million for the three months ended September 30, 2017, a 4.9% decrease from the comparable period in 2016. The decline is due primarily to a 5.6% decrease in same store sales, the net reduction of 40 Company-operated stores during the 15-month period ended September 30, 2017, and declines in non-retail sales to our franchisees. Earnings before income taxes decreased to $15.5 million during the third quarter compared to $23.2 million in the prior year comparable period due primarily to the decline in same store sales and the reduction in non-retail sales to franchisees.

Active Doors. We believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at September 30 (Unaudited)	2017	2016
Progressive Leasing Active Doors	19,523	15,493
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive Leasing during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2017	2016
Progressive Leasing Invoice Volume	$281,724	$207,079
The Company estimated losses on Progressive Leasing Invoice Volume caused by the temporary closure of Progressive Leasing's retail partners due to Hurricanes Harvey and Irma during the third quarter were estimated to be in the range of $2 to $4 million.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended September 30, 2017, we calculated this amount by comparing revenues for the three months ended September 30, 2017 to revenues for the comparable period in 2016 for all stores open for the entire 15-month period ended September 30, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2017, we calculated this amount by comparing revenues for the nine months ended September 30, 2017 to revenues for the comparable period in 2016 for all stores open for the entire 24-month period ended September 30, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined 5.6% and 7.5% for the three and nine months ended September 30, 2017, respectively.
Seasonality
Our revenue mix is moderately seasonal for both Progressive Leasing and the Aaron's Business. The first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three and nine months ended September 30, 2017 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:

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

Results of Operations – Three months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Lease Revenues and Fees	$755,318	$673,869	$81,449	12.1%
Retail Sales	6,274	6,131	143	2.3
Non-Retail Sales	56,443	67,349	(10,906)	(16.2)
Franchise Royalties and Fees	11,140	13,898	(2,758)	(19.8)
Interest and Fees on Loans Receivable	8,936	6,480	2,456	37.9
Other	772	1,255	(483)	(38.5)
	838,883	768,982	69,901	9.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	365,576	317,127	48,449	15.3
Retail Cost of Sales	4,380	4,093	287	7.0
Non-Retail Cost of Sales	50,750	60,316	(9,566)	(15.9)
Operating Expenses	374,157	331,977	42,180	12.7
Restructuring Expenses	845	4,658	(3,813)	(81.9)
Other Operating Expense, Net	486	2	484	nmf
	796,194	718,173	78,021	10.9
OPERATING PROFIT	42,689	50,809	(8,120)	(16.0)
Interest Income	344	868	(524)	(60.4)
Interest Expense	(4,707)	(5,745)	(1,038)	(18.1)
Other Non-Operating Income (Expense), Net	895	(650)	1,545	nmf
EARNINGS BEFORE INCOME TAXES	39,221	45,282	(6,061)	(13.4)
INCOME TAXES	13,880	15,818	(1,938)	(12.3)
NET EARNINGS	$25,341	$29,464	$(4,123)	(14.0)%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Progressive Leasing[1]	$398,282	$308,397	$89,885	29.1%
Aaron's Business[2]	431,665	454,105	(22,440)	(4.9)
DAMI[3]	8,936	6,480	2,456	37.9
Total Revenues from External Customers	$838,883	$768,982	$69,901	9.1%
[1] Segment revenue consists of lease revenues and fees.
[2] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 26.0% growth in active doors, which contributed to an increase in total invoice volume. The growth in Progressive Leasing revenues during the three months ended September 30, 2017 was partially offset by estimated lost revenue of less than $1 million due to store closures by Progressive retail partners in the areas impacted by Hurricanes Harvey and Irma.

Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $10.9 million decrease in non-retail sales, an $8.4 million decrease in lease revenues and fees, and a $2.8 million decline in franchise royalties and fees. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 153 franchised stores, which includes the acquisition of 104 franchisee stores from our largest franchisee, SEI, during the 15-month period ended September 30, 2017. Lease revenues and fees decreased due to a 5.6% decrease in same store revenues, the net reduction of 40 Company-operated stores during the 15-month period ended September 30, 2017 and lost revenue due to Hurricanes Harvey and Irma estimated to be in the range of $2 to $4 million. The acquisition of SEI in July of 2017 impacted Aaron's Business in the form of an increase in lease revenue and fees, partially offset by lower non-retail sales and franchise royalties and fees during the three months ended September 30, 2017 compared to the same period in the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition was approximately $84.2 million as of September 30, 2017 compared to $56.0 million as of September 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
Personnel Costs	$155,717	$144,490	$11,227	7.8%
Occupancy Costs	51,590	51,805	(215)	(0.4)
Provision for Lease Merchandise Write-Offs	43,512	36,556	6,956	19.0
Bad Debt Expense	50,705	35,425	15,280	43.1
Shipping and Handling	16,403	16,943	(540)	(3.2)
Advertising	7,621	9,013	(1,392)	(15.4)
Provision for Loan Losses	6,010	3,250	2,760	84.9
Other Expenses	42,599	34,495	8,104	23.5
Operating Expenses	$374,157	$331,977	$42,180	12.7%
Operating expenses increased during the three months ended September 30, 2017 from the comparable period in 2016. As a percentage of total revenues, operating expenses increased to 44.6% in the three months ended September 30, 2017 from 43.2% in the same period in 2016.
Personnel costs increased primarily due to additional hiring to support the growth of Progressive Leasing and a net reversal of workers' compensation insurance expense in 2016 due to changes in actuarial assumptions, partially offset by a decrease in personnel costs due to the closure of underperforming Aaron's stores.
The provision for lease merchandise write-offs increased during the three months ended September 30, 2017 due to the continued growth of the Progressive Leasing business and the impacts of Hurricanes Harvey and Irma. Progressive Leasing's provision for lease merchandise write-offs as a percentage of Progressive Leasing's lease revenues increased to 6.2% in 2017, compared to 6.1% in 2016, primarily due to losses of $1.3 million for damaged inventory written-off, net of probable insurance recoveries, and higher estimated inventory charge-offs caused by Hurricanes Harvey and Irma during the third quarter. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 5.2% in 2017 compared to 4.9% in 2016. This increase was due to losses of $1.2 million for damaged inventory written-off, net of probable insurance recoveries, and higher estimated inventory charge-offs caused by Hurricanes Harvey and Irma.
Bad debt expense increased by $15.3 million during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the increase in invoice volume from Progressive Leasing and additional provisions for bad debt expense resulting from higher accounts receivable balances from customers in the Hurricanes Harvey and Irma impacted areas partly due to our decision to postpone lease payments owed by our Progressive Leasing customers in the areas impacted by the hurricanes in September 2017. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 12.7% in 2017 compared to 11.4% in 2016 due primarily to Progressive Leasing's higher provisioning of bad debt expense from the sharp increase in new lease originations and higher bad debt expense from customers impacted by the hurricanes, as discussed above.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.

Other expenses increased by $8.1 million due primarily to higher third-party consulting fees, software licensing costs and professional fees.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.4% from 47.1% in the prior year period, primarily due to a shift in product mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 69.8% from 66.8% primarily due to lower inventory purchase cost during the prior year.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 90% in both periods.
Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores, the planned closure of certain stores acquired from SEI, and a change in the estimate of accrued severance from workforce reductions, net charges of $0.8 million were incurred during the three months ended September 30, 2017. The charges are primarily comprised of $0.7 million related to Aaron's store contractual lease obligations for closed stores, $0.4 million related to the write-down of furniture and fixtures from stores closed under the restructuring program, partially offset by a $0.3 million reversal of severance cost related to a change in the estimate of anticipated severance payments.
Other Operating Expense, Net
Information about the components of other operating expense, net is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
Gains on sales of stores	$(232)	$(36)	$(196)	nmf
Net gains on sales of delivery vehicles	(126)	(298)	172	57.7
Impairment charges and net losses on asset dispositions and assets held for sale	844	336	508	151.2
Other operating expense, net	$486	$2	$484	nmf
nmf - Calculation is not meaningful
Operating Profit
Interest income. Interest income decreased to $0.3 million in 2017 from $0.9 million in 2016 due primarily to the discontinuation of accruing interest income related to the Perfect Home notes effective April 1, 2017.
Interest expense. Interest expense decreased to $4.7 million in 2017 from $5.7 million in 2016 due primarily to a lower outstanding debt balance during the three months ended September 30, 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange remeasurement gains of $0.7 million and losses of $0.6 million during the three months ended September 30, 2017 and 2016, respectively. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.2 million during the three months ended September 30, 2017. Losses related to the changes in the cash surrender value of Company-owned life insurance were immaterial during the three months ended September 30, 2016.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$27,734	$24,655	$3,079	12.5%
Aaron's Business	15,484	23,151	(7,667)	(33.1)
DAMI	(3,997)	(2,524)	(1,473)	(58.4)
Total Earnings Before Income Taxes	$39,221	$45,282	$(6,061)	(13.4)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $13.9 million for the three months ended September 30, 2017 due to lower pre-tax income offset by an increase in the effective tax rate to 35.4% in 2017 from 34.9% in 2016. The increase in the effective tax rate is primarily the result of the reversal of the valuation allowance for the GA Retraining Credit in the third quarter of 2016.

Results of Operations – Nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Lease Revenues and Fees	$2,217,029	$2,104,157	$112,872	5.4%
Retail Sales	21,158	23,546	(2,388)	(10.1)
Non-Retail Sales	195,372	219,264	(23,892)	(10.9)
Franchise Royalties and Fees	38,165	44,965	(6,800)	(15.1)
Interest and Fees on Loans Receivable	25,669	16,545	9,124	55.1
Other	1,688	4,285	(2,597)	(60.6)
	2,499,081	2,412,762	86,319	3.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,072,972	987,398	85,574	8.7
Retail Cost of Sales	13,711	15,050	(1,339)	(8.9)
Non-Retail Cost of Sales	174,653	195,685	(21,032)	(10.7)
Operating Expenses	1,033,530	1,011,002	22,528	2.2
Restructuring Expenses	14,617	4,658	9,959	213.8
Other Operating Income, Net	(586)	(5,972)	(5,386)	(90.2)
	2,308,897	2,207,821	101,076	4.6
OPERATING PROFIT	190,184	204,941	(14,757)	(7.2)
Interest Income	1,696	1,796	(100)	(5.6)
Interest Expense	(16,074)	(17,961)	(1,887)	(10.5)
Other Non-Operating Income (Expense), Net	3,033	(2,642)	5,675	nmf
EARNINGS BEFORE INCOME TAXES	178,839	186,134	(7,295)	(3.9)
INCOME TAXES	63,863	68,482	(4,619)	(6.7)
NET EARNINGS	$114,976	$117,652	$(2,676)	(2.3)%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
REVENUES:
Progressive Leasing[1]	$1,137,896	$913,636	$224,260	24.5%
Aaron's Business[2]	1,335,516	1,482,581	(147,065)	(9.9)
DAMI[3]	25,669	16,545	9,124	55.1
Total Revenues from External Customers	$2,499,081	$2,412,762	$86,319	3.6%
[1] Segment revenue consists of lease revenues and fees.
[2] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to increases in both new active doors and invoice volume at existing active doors during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $111.4 million decrease in lease revenues and fees and a $23.9 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to a 7.5% decrease in same store revenues and the net reduction of 119 Company-operated stores during the 24-month period ended September 30, 2017, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 195 franchised stores, which includes the Company's acquisition of 104 stores from SEI, during the 24-month period ended September 30, 2017.

DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition was approximately $84.2 million as of September 30, 2017 compared to $56.0 million as of September 30, 2016.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
Personnel Costs	$452,608	$464,447	$(11,839)	(2.5)%
Occupancy Costs	148,465	157,294	(8,829)	(5.6)
Provision for Lease Merchandise Write-Offs	107,450	98,587	8,863	9.0
Bad Debt Expense	118,749	91,635	27,114	29.6
Shipping and Handling	49,111	52,842	(3,731)	(7.1)
Advertising	27,938	30,667	(2,729)	(8.9)
Provision for Loan Losses	15,140	7,461	7,679	102.9
Other Expenses	114,069	108,069	6,000	5.6
Operating Expenses	$1,033,530	$1,011,002	$22,528	2.2%
Operating expenses increased during the nine months ended September 30, 2017 from the comparable period in 2016. As a percentage of total revenues, operating expenses decreased to 41.4% in the nine months ended September 30, 2017 from 41.9% in the same period in 2016.
Personnel costs and occupancy costs decreased primarily due to the net reduction of 119 Company-operated stores during the 24-month period ended September 30, 2017. Personnel costs also decreased due to a reduction of home office and field support staff from our Aaron's Business restructuring program, partially offset by increases in hiring to support the growth of Progressive Leasing. Personnel costs in 2016 also include charges of $3.7 million primarily related to the retirement of the Company's former Chief Financial Officer.
The provision for lease merchandise write-offs increased during the nine months ended September 30, 2017. Progressive Leasing's provision for lease merchandise write-offs as a percentage of Progressive Leasing's lease revenues decreased to 5.5% in 2017 compared to 5.6% in 2016. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 4.1% in 2017 compared to 4.0% in 2016.
Bad debt expense increased by $27.1 million during the nine months ended September 30, 2017 from the comparable period in 2016 primarily due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 10.4% in 2017 compared to 10.0% in 2016 due primarily to Progressive Leasing's higher provisioning of bad debt expense from the sharp increase in new lease originations.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other operating expenses increased due primarily to higher third-party consulting and software licensing costs.
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
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.8% from 63.9% primarily due to lower inventory purchase cost during the prior year.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 89% for both periods.

Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated stores and workforce reductions in our home office and field support operations, charges of $14.6 million were incurred during the nine months ended September 30, 2017. The charges are comprised of $12.0 million related to Aaron's store contractual lease obligations for closed stores, $1.3 million related to workforce reductions, and $1.3 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
Net gains on sales of stores	$(609)	$(4)	$(605)	nmf
Net gains on sales of delivery vehicles	(918)	(1,002)	84	8.4
Impairment charges and net losses (gains) on asset dispositions and assets held for sale	941	(4,966)	5,907	nmf
Other operating income, net	$(586)	$(5,972)	$5,386	90.2%
nmf - Calculation is not meaningful
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
Operating Profit
Interest income. Interest income decreased to $1.7 million during the nine months ended September 30, 2017 from $1.8 million for the comparable period in 2016 due to the discontinuation of accruing interest income related to the Perfect Home notes effective April 1, 2017, primarily offset by an increase in cash equivalent balances.
Interest expense. Interest expense decreased to $16.1 million for the nine months ended September 30, 2017 from $18.0 million in 2016 due primarily to a lower outstanding debt balance during the nine months ended September 30, 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income (expense), net were foreign exchange remeasurement gains of $1.9 million and losses of $2.7 million during the nine months ended September 30, 2017 and 2016, respectively. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $1.1 million during the nine months ended September 30, 2017 and were immaterial during the nine months ended September 30, 2016.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2017	2016	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$101,732	$75,652	$26,080	34.5%
Aaron's Business	85,564	118,168	(32,604)	(27.6)
DAMI	(8,457)	(7,686)	(771)	(10.0)
Total Earnings Before Income Taxes	$178,839	$186,134	$(7,295)	(3.9)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $63.9 million for the nine months ended September 30, 2017 compared to $68.5 million for the same period in 2016 due to lower pretax income as well as a decrease in the effective tax rate to 35.7% in 2017 from 36.8% in 2016. During 2017, the recognition of excess tax benefits as a reduction of tax expense upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, resulted in a decrease in the effective tax rate.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2016 to September 30, 2017 include:

•	Cash and cash equivalents decreased $182.3 million to $126.3 million at September 30, 2017. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Goodwill increased $91.4 million due primarily to the addition of estimated SEI-related goodwill of $88.3 million. Refer to Note 2 to the condensed consolidated financial statements for further details regarding the acquisition accounting for SEI.

•
Debt decreased $125.1 million due primarily to scheduled repayments of $85.0 million on the Company's unsecured notes and the $53.0 million payoff of the DAMI credit facility, partially offset by $15.6 million in net additional borrowings on the term loan facility. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

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
As of September 30, 2017, the Company had $126.3 million of cash and $400.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $180.3 million and $461.8 million during the nine months ended September 30, 2017 and 2016, respectively. The $281.5 million period-over-period decrease in operating cash flows was primarily due to net tax payments of $95.7 million made during the nine months ended September 30, 2017 compared to net tax refunds of $88.6 million received during the nine months ended September 30, 2016. The Protecting Americans from Tax Hikes Act ("the 2015 Act"), which was signed into law on December 18, 2015, extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. This act allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the nine months ended September 30, 2016. Separately, we increased purchases of merchandise for Progressive Leasing in the nine months ended September 30, 2017 relative to the same period in 2016 due to continuing invoice volume growth.
Cash Used in Investing Activities
Cash used in investing activities was $185.8 million and $4.0 million during the nine months ended September 30, 2017 and 2016, respectively. The change in investing activities between periods was primarily due to the impact of the $140.0 million cash outflow for the acquisition of SEI on July 27, 2017, as compared to 2016 cash inflows of (i) $35.0 million related to the sale of the HomeSmart division in May 2016 and (ii) $13.6 million from the sale of the Company's former corporate headquarters building in January 2016.

Cash Used in Financing Activities
Cash used in financing activities was $176.9 million and $153.3 million during the nine months ended September 30, 2017 and 2016, respectively. The change in financing activities was primarily due to the refinancing of the term loan and revolver during the three months ended September 30, 2017, in which the Company increased its existing term loan facility by $15.6 million as compared to the outstanding balance on the term loan prior to the refinancing and subsequently used the proceeds plus existing cash on hand to fully repay and terminate the $53.0 million of outstanding borrowings under its DAMI credit facility.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the nine months ended September 30, 2017, the Company purchased 1,208,466 shares for $34.3 million. As of September 30, 2017, we have the authority to purchase 7,915,255 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 30 consecutive years. At its November 2016 meeting, our board of directors increased the quarterly dividend by 10.0%, raising it to $0.0275 per share from $0.025 per share. Aggregate dividend payments for the nine months ended September 30, 2017 were $5.8 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Debt Financing
As of September 30, 2017, $100.0 million in term loans were outstanding under the term loan and revolving credit agreement. Our current revolving credit facility matures September 18, 2022 and the total available credit on the facility as of September 30, 2017 was $400.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million. In conjunction with the amendment and restatement of the term loan and revolving credit agreement as discussed within Note 5 to the condensed consolidated financial statements presented in this quarterly report, the Company repaid the $53.0 million remaining balance under its DAMI credit facility and terminated the agreement, which was scheduled to mature on October 15, 2017.
As of September 30, 2017, the Company had outstanding $240.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017.
As of September 30, 2017, the Company had outstanding $25.0 million in senior unsecured notes originally issued in a private placement in July 2011. Effective April 28, 2014, the notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement contains financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest income and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2017 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the nine months ended September 30, 2017, we made net tax payments of $95.7 million. Within the next three months, we anticipate that we will make cash payments for federal and state income taxes of approximately $24.0 million.
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
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of October 25, 2018.
The maximum facility commitment amount under the franchisee loan program is $85.0 million as of September 30, 2017. At September 30, 2017, the portion that we might be obligated to repay in the event franchisees defaulted was $49.0 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
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
The following table shows the approximate contractual obligations, including interest, and commitments to make future payments, which reflects the impacts from the Company's recent term loan refinancing, the acquisition of 104 SEI Aaron's branded stores, and changes in operating lease obligations due to the Aaron's store restructuring programs, as of September 30, 2017:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$365,000	$95,000	$140,000	$130,000	$—
Capital Leases	9,066	4,001	3,795	1,270	—
Interest Obligations	38,269	15,260	17,699	5,310	—
Operating Leases	503,096	111,386	176,454	108,266	106,990
Purchase Obligations	25,440	13,712	10,865	863	—
Severance and Retirement Obligations	2,618	2,302	292	24	—
Total Contractual Cash Obligations	$943,489	$241,661	$349,105	$245,733	$106,990
For future interest payments on variable-rate debt, which are based on a specified margin plus a base rate (LIBOR), we used the variable rate in effect at September 30, 2017 to calculate these payments. Our variable rate debt at September 30, 2017 consisted of our borrowings under our revolving credit facilities. Future interest payments related to our revolving credit facilities are based on the borrowings outstanding at September 30, 2017 through their respective maturity dates, assuming such borrowings are outstanding at that time. The variable portion of the rate at September 30, 2017 ranged between 1.65% and 2.74% for all of our variable-rate debt. Future interest payments may be different depending on future borrowing activity and interest rates.

The following table shows the Company's approximate commercial commitments as of September 30, 2017:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$48,995	$48,995	$—	$—	$—
Purchase obligations are primarily related to certain advertising and marketing programs. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Severance and retirement obligations represent future payments associated with the severance of home office employees in connection with the 2016 restructuring plan and the Company's former Chief Financial Officer during the year ended December 31, 2016.
Deferred income tax liabilities as of September 30, 2017 were $259.1 million. This amount does not directly relate to the federal and state income tax payments described above and is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $381.7 million and $366.4 million as of September 30, 2017 and December 31, 2016, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses, is calculated by the Company based on historical customer usage of available credit and is approximately $0.6 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2017 through July 31, 2017	—	—	—	7,915,255
August 1, 2017 through August 31, 2017	—	—	—	7,915,255
September 1, 2017 through September 30, 2017	—	—	—	7,915,255
Total	—		—
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

10.1
Second Amended and Restated Revolving Credit and Term Loan Agreement by and among Aaron’s Inc. as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative, dated as of September 18, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.2
Sixth Amendment to the Third Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated September 18, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.3
Amendment No. 7 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers dated as of September 18, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.4
Amendment No. 4 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers dated as of September 18, 2017 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A Senior Notes due April 14, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.5
Amendment No. 4 to Note Purchase Agreement by and among Aaron’s Inc. and certain other obligors and the purchasers, dated as of September 18, 2017 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	October 27, 2017	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	October 27, 2017	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)