Form 10-K
period 2017-12-31
AARON'S INC
filed 2018-03-01
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2017 was $2,390,290,895 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 23, 2018, there were 70,077,559 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Generally, the words "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including the anticipated impacts and outcomes of our strategic plan, with respect to improving our Aaron’s store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; converting our existing pipeline into Progressive Leasing retail partners; optimizing the economic return of our active lease portfolio; strengthening our relationships with Progressive Leasing’s and DAMI’s current retail partners; and championing compliance, as well as the expected impacts and outcomes of closing and consolidating certain of our Company-operated Aaron’s stores; initiatives to grow market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include: (i) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our businesses; (ii) our strategic plan failing to deliver the benefits and outcomes we expect, with respect to improving our Aaron’s Business in particular; (iii) continuation of the economic challenges faced by portions of our traditional lease-to-own customer base; (iv) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors; (v) financial challenges faced by our franchisees; and (vi) other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
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
General Development of Business
Established in 1955 and incorporated in 1962 as a Georgia corporation, Aaron's, Inc., is a leading omnichannel provider of lease-purchase solutions. Aaron's engages in the sales and lease ownership and specialty retailing of furniture, consumer electronics, home appliances and accessories through its more than 1,700 Company-operated and franchised stores in 47 states and Canada as well as its e-commerce platform, Aarons.com. Our stores carry well-known brands such as Samsung®, Frigidaire®, Hewlett-Packard®, LG®, Whirlpool®, Simmons®, Philips®, Ashley®, and United Furniture Industries.
On April 14, 2014, the Company acquired a 100% ownership interest in Progressive Finance Holdings, LLC ("Progressive Leasing"), a leading virtual lease-to-own company, providing lease-purchase solutions through approximately 27,000 retail locations in 46 states and the District of Columbia.
On October 15, 2015, Progressive Leasing acquired a 100% ownership interest in Dent-A-Med, Inc., d/b/a the HELPcard® (collectively, "DAMI"), which provides a variety of "second-look" credit products that are originated through federally insured banks. Together with Progressive Leasing, DAMI allows the Company to provide retail and merchant partners one source for financing and leasing transactions with below-prime customers.
On May 13, 2016, the Company sold its 82 Company-operated HomeSmart stores (our weekly pay concept) and ceased operations of that division.
On July 27, 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron's, Inc. ("SEI"), the Company's largest franchisee. At the time of the acquisition, the SEI store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing Aaron's ability to drive inventory supply-chain synergies between the Aaron's Business and Progressive Leasing in markets that SEI served.
As of December 31, 2017, we had 1,726 Aaron's stores, comprised of 1,175 Company-operated stores in 35 states and Canada, and 551 independently-owned franchised stores in 40 states and Canada.
We own, or are otherwise entitled to use, the various trademarks, trade names, service marks, and taglines used in our businesses, including those used with the operations of Aaron’s®, Aaron’s Sales & Lease Ownership®, Progressive Leasing, Dent-A-Med, the HELPcard®, and Woodhaven®. We intend to file for additional trade name and trademark protection when appropriate.
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth in 2017. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets and benefit from synergies. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; (iii) the continuing economic challenges facing many traditional lease-to-own customers; and (iv) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe position us for success over the long-term:

•
Improve Aaron's store profitability – We remain committed to increasing profits through improved marketing and customer acquisition strategies, rapid customer onboarding, improved collections and merchandise loss controls, optimization of product mix, increases in customer retention, cost efficiency initiatives and strategic store consolidations. In addition, our Aaron's Business is investing in improving its analytical capabilities to optimize pricing, promotion, and both product mix and product lifecycle management, which is expected to enhance margins and drive lease volume.

•
Accelerate our omnichannel platform – We believe Aarons.com represents an opportunity to provide more options and shopping convenience in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offering.

•
Strengthen relationships of Progressive Leasing and DAMI's current retail partners – Our Progressive Leasing and DAMI businesses have benefited from both long-term and relatively newer, mutually beneficial relationships with our existing retailer base. Our ability to maintain these relationships and address the changing needs of these retailers is critical to the long-term growth strategy of our business.

•
Focus on converting existing pipeline into Progressive Leasing retail partners – Our Progressive Leasing business segment is continuously focused on establishing new relationships with retailers and identifying solutions that address their business needs. We believe these new relationships are fundamental to continued revenue growth for Progressive Leasing.

•
Champion compliance – Aaron's, Inc. is a large and diverse company with thousands of daily transactions that are extensively regulated and subject to the requirements of various federal, state, and local laws and regulations. We continue to believe and set expectations that long-term success requires all associates to behave in an ethical manner and to comply with all laws and regulations governing our company's behavior.

Operating Segments
As of December 31, 2017, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI. During 2017, the Company changed its composition of reportable segments by combining the Sales and Lease Ownership, Franchise and Woodhaven components into one reportable segment, the Aaron's Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The results of Progressive Leasing and DAMI have been included in the Company's consolidated results and presented as operating segments from their April 14, 2014 and October 15, 2015 acquisition dates, respectively. On May 13, 2016, the Company sold its HomeSmart operating segment, which included 82 stores.
The operating results of our three reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Established in 1999 and acquired by the Company in 2014, Progressive Leasing is a leader in the expanding virtual lease-to-own market. Progressive Leasing partners with retailers, primarily in the furniture and bedding, automobile electronics and accessories, mobile, jewelry, consumer electronics and appliance industries to offer a lease-purchase option for credit-challenged customers who may not have access to traditional credit-based financing options.
We offer a proprietary, technology-based application and approval process that does not require Progressive Leasing employees to be staffed in a store. Once a customer is approved, Progressive Leasing purchases the merchandise from the retailer and enters into a lease-to-own agreement with the customer. The contract provides early-buyout options or ownership after a contractually specified amount has been paid. Progressive Leasing has retail partners in 46 states and the District of Columbia, and operates under state-and-District specific regulations.
Aaron's Business
Aaron's store-based and e-commerce operations
Our omnichannel platform allows us to engage customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in an Aaron's store or through our e-commerce platform across our product offering. Aaron's store-based and e-commerce operations employ monthly, semi-monthly and weekly payment models to provide durable household goods to consumers through our Aaron's stores and at Aarons.com. Its customer base is comprised primarily of customers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron's Business segment take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.

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
Approximately 96% of our store lease agreements have monthly payment terms and most of the remaining 4% are semi-monthly. By comparison, weekly agreements are the industry standard. Additionally, our proprietary management information system links each Company-operated store to our corporate headquarters.
We may re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We may also offer up-front purchase options at prices we believe are competitive.
Franchise
We franchise our Aaron's stores in markets where we have no immediate plans to enter. Our franchise program adds value to our Company by allowing us to (i) recognize additional revenues from franchise fees and royalties; (ii) lower our average costs of purchasing, manufacturing and advertising through economies of scale; and (iii) increase customer recognition of our brand.
We enter into agreements with our franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we receive a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 6% of the weekly collections from their stores. Most franchisees are involved in the day-to-day operations of their stores.
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
All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications. Annually, each franchise is required to represent and warrant its compliance with all applicable federal, state and/or local laws, regulations and ordinances with respect to its business operations. Although franchisees are not generally required to purchase their lease merchandise from our fulfillment centers, many do so in order to take advantage of Company-sponsored financing, bulk purchasing discounts and favorable delivery terms.
Manufacturing
Woodhaven Furniture Industries, our manufacturing segment, was established by the Company in 1982. Integrated manufacturing enables us to control critical features such as the quality, cost, delivery, styling, durability and quantity of our furniture products, and we believe this provides an integration advantage over our competitors. Substantially all produced items continue to be leased or sold through Aaron's stores, including franchised stores. However, we also manufacture and sale furniture products to other retailers.
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
Woodhaven Furniture Industries consists of five furniture manufacturing plants and seven bedding manufacturing facilities totaling approximately 819,000 square feet of manufacturing capacity.

DAMI
Founded in 1983 and acquired by the Company in 2015, DAMI primarily serves customers that may not qualify for traditional prime lending who desire to purchase goods and services from participating merchants. DAMI, which operates as a wholly-owned subsidiary of Progressive Leasing, offers customized programs, with services that include revolving loans, private label cards and access to a unique processing platform. DAMI's current network of merchants includes medical and dental markets, furniture, mattresses, fitness equipment, and jewelry. The Company believes the DAMI product offerings are complementary to those of Progressive Leasing and is expanding into the markets and merchants that DAMI serves.
We extend or decline credit to an applicant through third party bank partners based upon the customer's credit rating. Our bank partners originate the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value, which represents a pre-negotiated fee between DAMI and the merchant. DAMI then acquires the receivable from the bank.
Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial two year period, which we will renew if the cardholder remains in good standing. The customer is required to make periodic minimum payments and may pay certain annual and other periodic fees.
Operations
Operating Strategy
Our operating strategy is based on distinguishing our brands from those of our competitors along with maximizing our operational efficiencies. Our Progressive Leasing and DAMI operating strategies are based on providing excellent service to our merchant partners and our customers, along with continued development of technology-based solutions. This allows us to increase our merchant partners' sales, drive demand for our service, and scale in an efficient manner. Specifically with Progressive Leasing, we believe our ability to service a retailer with limited labor costs allows us to maintain a cost of ownership for leased merchandise lower than that of other options available to our customers.
We implement this strategy for our Aaron's store-based and e-commerce operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally; (ii) offering high levels of customer service; (iii) promoting our vendors' and Aaron's brand names; (iv) managing merchandise through our manufacturing and distribution capabilities; and (v) utilizing proprietary management information systems.
We believe that the success of our store-based and e-commerce operations is attributable to our distinctive approach to the business that distinguishes us from both our lease-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from many of our competitors. These include (i) offering lease ownership agreements that result in a lower cost to own; (ii) maintaining larger and more attractive store showrooms; (iii) offering a wider selection of higher-quality merchandise; (iv) providing an up-front cash and carry purchase option on select merchandise at competitive prices; and (v) establishing an online platform that provides access to our product offerings.
Aaron's Store-Based Operations
The Aaron's store-based operations has one President, one Chief Operations Officer, five Senior Vice Presidents and one Divisional Vice President that provide executive leadership to their respective operations. Each operation is subdivided into geographic groupings overseen by a total of 25 Regional Directors, including one Canadian Regional Director and 141 Regional Managers, including three Canadian Regional Managers.
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

Lease Agreement Approval, Renewal and Collection
Our Progressive Leasing business uses a proprietary decisioning algorithm to determine which customers would meet our leasing qualifications. The transaction is completed online or through a point of sale integration with our retail partners. Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. Progressive Leasing agreements for merchandise require payments in arrears. If the payment is unsuccessful, collections are managed in-house through our call center, customer service hubs and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper, Utah location, our customer service hubs or our Aaron's operated stores.
One of the factors in the success of our store-based operations is timely collections, which are monitored by store managers. Customers are contacted within a few days after their lease payment due dates to encourage them to keep their agreement current. Careful attention to collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each contractually due payment is generally considered a renewal of the agreement. The Company continues to encourage customers to take advantage of the convenience of enrolling in the Company's automatic payment program, EZ Pay.
We have a proprietary lease approval process with respect to store customers, which includes obtaining customer data from third party service providers, verifying employment or other reliable sources of income and using personal references supplied by the customer. Generally our Aaron's store operations and e-commerce agreements for merchandise require payments in advance and the merchandise normally is recovered if a payment is significantly in arrears. We currently do not extend credit to our customers at our stores.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 4.8%, 4.8% and 5.1% in 2017, 2016 and 2015, respectively. We believe that our collection and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Credit Agreement Approval and Collection
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs). We believe DAMI provides the following strategic benefits when combined with Progressive Leasing's product offerings:

•
Enhanced product for retail partners - DAMI enhances Progressive Leasing's best-in-class point-of-sale product with an integrated solution for below-prime customers. DAMI has a centralized, scalable underwriting model with a long operating history, deployed through its established bank partners, and a receivable management system.

•
Higher consumer credit quality - DAMI primarily serves customers with FICO scores between 600 and 700, which make up approximately a quarter of the U.S. population. These customers generally have greater purchasing power with stronger credit profiles than Progressive Leasing's current customers.

•
Expanded customer base - In addition to complementing Progressive Leasing's traditional offering for existing and prospective retail partners, DAMI's strong relationships with merchant partners who provide services offer an additional channel for longer-term growth.

DAMI uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on the customer's credit rating and ability-to-pay ratio. Loans receivable are unsecured, and collections on loans receivable are managed in-house through DAMI's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success in our operations is our commitment to developing good relationships with our customers. The Company consistently monitors consumer interests and trends to ensure that our business model is aligned with our customer's needs. The Company believes that building a relationship with the customer that ensures customer satisfaction is critical because customers of Progressive Leasing and Aaron's store-based and e-commerce operations have the option of returning the leased merchandise at any time. Our goal, therefore, is to develop positive associations about the Company and our products, service, and support in the minds of our customers from the moment they enter our showrooms and the showrooms of our retail partners. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Progressive Leasing's and DAMI's network of retail partner locations, Aarons.com, and Aaron's store-based operations. Aaron's store-based operations provide rapid delivery of leased merchandise (often on same or next day delivery) and investments in technology that improve the customer experience.
Our Progressive Leasing business offers centralized customer and retailer support through contact centers located in Draper, Utah and Glendale, Arizona.

We believe our strong focus on customer satisfaction at Progressive Leasing and DAMI generates repeat business and long-lasting relationships with our retail and merchant partners. Aaron's store-based and e-commerce operations customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include a same-as-cash option, merchandise repair service, lifetime reinstatement and other discounts and benefits. In order to increase leasing at existing stores, we foster relationships with existing customers to attract recurring business, and many new agreements are attributable to repeat customers.
During 2015, the Company announced the launch of Approve.Me, which is a proprietary platform that provides a single interface for all Progressive Leasing and DAMI customers seeking credit approval or lease options, from prime to second-look financing, or to Progressive Leasing's lease offering. Approve.Me is compatible with most primary or secondary providers and is designed to give retailers a faster and more efficient way to service customers seeking to finance transactions or secure a lease option.
During 2017, Aaron's store-based operations began offering customers the option to obtain a membership in the Aaron's Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (i) health & wellness discounts; (ii) dining, shopping and consumer savings; and (iii) product protection benefits. The product protection benefits provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements in the event of customer unemployment or illness; replacement of the product in the event the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements in the event of death of any member named on the lease agreement; and/or repair of the product for an extended period after the customer takes ownership.
Our emphasis on customer service at the Aaron's store-based operations requires that we develop skilled, effective employees who value our customers and who possess and project a genuine desire to serve our customers' needs. To meet this requirement, we have created and implemented a very comprehensive associate development program. The associate development program focuses on and meets the needs of both new and tenured associates.
Our associate development program is designed to train our associates to provide a uniform and enhanced customer service experience. The primary focus of the associate development program is to equip all associates with the knowledge and skills needed to build strong relationships with our customers and to service customers in a manner that complies with applicable laws, regulations and Company policies. Our learning and development coaches provide live, interactive instruction via webinars. In addition, associates are provided training through an Intranet-based learning management system that can be accessed at any time. Additionally, Aaron’s has a management development program that offers development for current and future store managers and a leadership development program for our multi-unit managers. Also, we produce and post video-based communications regarding important Company initiatives on our intranet site.
Purchasing and Retail Relationships
The following table shows the percentage of Progressive Leasing's revenues attributable to different retail partner categories:

	Year Ended December 31,
Progressive Leasing Retail Partner Category	2017	2016	2015
Furniture	55%	57%	53%
Mattress	15%	19%	20%
Automobile electronics and accessories	11%	12%	12%
Mobile	10%	5%	8%
Jewelry	7%	4%	4%
Other	2%	3%	3%
During 2017, two retail partners each provided greater than 10% of the lease merchandise acquired by Progressive Leasing and subsequently leased to customers.

For our Aaron's store-based operations, our merchandise product mix is determined by executive leadership and our merchandising department based on an analysis of customer demands. The following table shows the percentage of our Aaron's Business revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Business Merchandise Category	2017	2016	2015
Furniture	45%	42%	42%
Electronics	24%	26%	25%
Appliances	24%	24%	24%
Computers	5%	6%	7%
Other	2%	2%	2%
One of Aaron's Business largest suppliers is our own Woodhaven Furniture Industries, which supplies the majority of the upholstered furniture and bedding we lease or sell through our Aaron's Business segment. We purchase the remaining merchandise directly from manufacturers and local distributors and are generally able to obtain bulk discounts that provide us with cost advantages. To a lesser extent, we also may sell or re-lease certain merchandise returned by our Progressive Leasing customers. We have no long-term agreements for the purchase of merchandise.
The following table shows the percentage of DAMI's revenues attributable to different merchant partner categories:

	Year Ended December 31,
DAMI Merchant Partner Category	2017	2016
Medical	49%	48%
Retail	20%	20%
Furniture	23%	22%
Other	8%	10%
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
Marketing and Advertising
Progressive Leasing and DAMI execute their marketing strategy in partnership with retailers and other merchants. This is typically accomplished through in-store signage and marketing material, direct marketing activities, and the education of sales associates.
Our marketing for store-based and e-commerce operations targets both current Aaron's customers and potential customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics by utilizing national and local television and radio with a combination of brand/image messaging and product/price promotions. In addition, we have enhanced our broadcast presence with digital marketing and via social environments such as Facebook, Instagram, Google+, YouTube and Twitter.
We target new and current customers each month by distributing over 27 million, two-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options, and benefits of Aaron's no-credit-needed lease ownership plans. We also distribute millions of email and direct mail promotions on an annual basis and monitor store layout plans to ensure that we are optimally attracting customers.
Aaron's, Inc. sponsors events at various levels along with select professional and collegiate teams. All of the Company's sports partnerships are supported with advertising, promotional, marketing and brand activation initiatives that we believe significantly enhance the Company's brand awareness and customer loyalty.

Competition
Aaron's competes with national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs) and, indirectly, various types of consumer finance companies that may enable our customers to shop at traditional or on-line retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service and lease rates, store location and terms. Our largest competitor for Aaron's store-based and e-commerce operations is Rent-A-Center.
Working Capital
The Aaron's Business and Progressive Leasing sales and lease ownership model results in the Company remaining the owner of merchandise on lease; therefore, the Company's most significant working capital asset is merchandise inventory on lease. The Aaron's Business store-based and e-commerce operations also require the Company to maintain significant levels of merchandise inventory available for lease in order to provide the service demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of merchandise could materially adversely affect our customer relationships and our business. We believe our cash on hand, operating cash flows, credit availability under our financing agreements and other sources of financing are adequate to meet our normal liquidity requirements.
Raw Materials
The principal raw materials we use in furniture manufacturing at Woodhaven are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We are not dependent on any single supplier. None of the raw materials we use are in short supply.
Seasonality
Our revenue mix is moderately seasonal for both our Aaron's Business and Progressive Leasing segments. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect these trends to continue in future periods.
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances, computers and other durable consumer goods. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, normally by making weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time by returning the merchandise to the lessor. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
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
Aaron's, Inc. versus Traditional Lease-to-Own
We blend elements of lease-to-own and traditional retailing by providing customers with the option to either lease merchandise with the opportunity to obtain ownership or to purchase merchandise outright. We believe our sales and lease ownership program is a more effective method of retailing our merchandise to customers than a typical lease-to-own business or the traditional method of credit installment sales.
Our model is distinctive from the conventional lease-to-own model in that we encourage our customers to obtain ownership of their leased merchandise. Based upon our own data and industry data, our customers obtain ownership more often (between 50% - 60%) than in the lease-to-own businesses in general (approximately 25%).

We believe our sales and lease ownership model offers the following distinguishing characteristics when compared to traditional lease-to-own stores:

•	Lower total cost - Our agreement terms generally provide a lower cost of ownership to the customer.

•
Wider merchandise selection - Our Progressive Leasing and DAMI operations allow us to offer a wider selection of merchandise via partnerships with various merchants. Additionally, we also generally offer a larger selection of higher-quality merchandise through our Aaron's e-commerce and store-based operations than others in the lease to own industry.

•	Larger store layout - Aaron's stores average 8,000 square feet, which is significantly larger than the average size of our largest competitor's lease-to-own stores.

•	Fewer payments - Our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments.

•
Flexible payment methods - We offer our customers the opportunity to pay by cash, check, ACH, debit card or credit card. We also offer an EZ Pay option which gives customers the ease of using their debit or credit card to set up an automatic payment on the date they select. Our Aaron's stores currently receive approximately 68% of their payment volume (in dollars) from customers by check, debit card or credit card.

We believe our sales and lease ownership model also compares well against traditional retailers in areas such as merchandise selection and the latest product offerings. As technology advances and home furnishings and appliances evolve, we expect to continue offering our customers the latest product at affordable prices.
Unlike transactions with traditional retailers, in which the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period. Progressive Leasing provides a 90-day buy-out option on lease-purchase solutions offered through traditional retailers. Our store and e-commerce based operations offer an up-front "cash and carry" purchase option and generally a same-as-cash option on most merchandise at prices that we believe are competitive with traditional retailers.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies, including the Federal Trade Commission ("FTC"), for example, which may exercise oversight of the advertising and other business practices of our Company. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations or earnings.
A summary of certain laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Currently, nearly every state and most provinces in Canada specifically regulate lease-to-own transactions via state or provincial statutes. This includes states in which our Progressive Leasing business has retail partners and also includes states in which we currently operate our Aaron's Business. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, customer contact and credit reporting may be subject to federal laws and regulation.

There has been increased legislative and regulatory attention in the United States, at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative regulatory efforts directed at the lease-to-own industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us. From time to time, certain state attorneys general or federal regulatory agencies, such as the Consumer Financial Protection Bureau ("CFPB"), have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry. We cannot predict whether any state attorneys general or federal regulatory agencies, including the CFPB, will direct other investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future regulatory initiatives may be.
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
DAMI is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements, among other things. In addition, DAMI services credit cards issued through third party bank partners and therefore is subject to those banks' Federal Deposit Insurance Corporation regulators. Several regulations affecting DAMI have been updated in recent years through The Credit Card Act and The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Additional regulations are being developed, as the attention placed on the True Lender Doctrine and consumer debt transactions has grown significantly. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our Progressive Leasing, Aaron's Business and/or DAMI businesses or other operations.
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
Employees
At December 31, 2017, the Company had approximately 11,900 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
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
We are subject to various existing federal and state laws and regulations which may require us to incur significant compliance costs and expenses associated with government investigations, enforcement actions and private litigation, and we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
Currently, nearly every state, the District of Columbia, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which we currently operate Aaron's stores, as well as states in which our Progressive Leasing business has retail partners. Furthermore, certain aspects of our business, such as our debt collection and any collection by third parties of debt owed by our current or former customers, customer contact, credit reporting practices, the manner in which we process and store certain customer, employee and other information, and various aspects of our cybersecurity risks and mitigation efforts, are subject to federal and state laws and regulations. Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. We have incurred and will continue to incur substantial costs to comply with these laws and regulations. In addition to compliance costs, we may incur substantial expenses to respond to government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, arising out of our or our franchisees' alleged violations of existing laws and/or regulations. In addition, existing laws and regulations have and will continue to, and future laws and regulations may, place limitations and restrictions on how we conduct our businesses. While no federal law currently specifically regulates the lease-to-own industry, federal legislation to regulate the industry has been proposed in the past and may be proposed in the future. For example, federal and regulatory authorities such as the CFPB and the FTC are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and may propose and adopt new regulations (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, our manufacturing and distribution facilities are subject to various regulations as set forth by the Environmental Protection Agency ("EPA"), Occupational Safety and Health Administration ("OSHA") and Department of Transportation ("DOT"). Furthermore, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, or private litigation, any of which could significantly harm our reputation with consumers and Progressive Leasing's and DAMI's retail and merchant partners and could materially and adversely affect our business, prospects and financial condition.
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
Any proposed rulemaking or enforcement action by the CFPB, the FTC or any other federal or state regulators or other adverse changes in (or interpretations of) existing laws and regulations, the passage of new adverse legislation or regulations by the federal government or the states applicable to our traditional lease-to-own business, our Progressive Leasing virtual lease-to-own business, our Aarons.com e-commerce business and any complementary businesses into which we may expand could materially increase both our compliance costs and the risk that we could be subject to government investigations and subject to sanctions if we are not in compliance. In addition, new burdensome laws or regulations could prohibit or force us to modify our business model, expose us to increased litigation risk, and might reduce the economic potential or sales and profitability of our sales and lease ownership operations.

Progressive Leasing's virtual lease-to-own business differs in some potentially significant respects from the risks of Aaron's store-based lease-to-own business. The risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
Progressive Leasing segment offers its lease-to-own solution through the stores of third party retailers. Progressive Leasing consequently faces some different risks than are associated with Aaron's sales and lease ownership concept, which Aaron's and its franchisees offer through their own stores. These potential risks include, among others, Progressive Leasing's:

•
reliance on third party retailers (over whom Progressive Leasing cannot exercise the degree of control and oversight that Aaron's and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by the customer, and that the transaction is with Progressive Leasing and not with the third-party retailer;

•
possibly different regulatory risks than apply to our traditional, lease-to-own store-based business, which now includes our Aarons.com e-commerce business (the "Aaron's Business"), whether arising from the offer by third party retailers of Progressive Leasing's lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, including the risk that regulators may mistakenly treat virtual lease-to-own transactions as some other type of transaction that would face different and more burdensome and complex regulations;

•
potential that regulators may target the virtual lease-to-own transaction and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Progressive Leasing's ability to offer virtual lease-to-own programs through third party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Progressive Leasing's virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by Progressive Leasing, and negatively impact Progressive Leasing's financial and operational performance;

•	reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators;

•	revenue concentration in the customers of a relatively small number of retailers, as further discussed below;

•
lack of control over, and more product diversity within, its lease merchandise inventory relative to the Aaron's Business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned;

•
indemnification obligations to Progressive Leasing's retail partners and their service providers for losses stemming from Progressive Leasing's failure to perform with respect to its products and services.

These risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
Our Aaron's Business faces many challenges which could materially and adversely affect our overall results of operations, including increased competition from traditional retailers, e-commerce retailers and virtual rent-to-own companies and the impact of unfavorable and uncertain economic conditions on segments of our customers.
Our Aaron's Business faces a number of challenges from traditional retailers and the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date. Increasing competition from the digital sector, as well as more competitive in-store and e-commerce pricing offered by traditional retailers, may reduce the market share held by our Aaron's Business as well as its operating margins, and may materially and adversely affect our overall results of operations. Furthermore, as virtual lease-to-own companies continue to partner with traditional retailers, including possibly "big box" retailers, those retailers may increasingly compete with our Aaron's Business. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom our Aaron’s Business competes, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices than our Aaron’s Business.

In addition, we believe a portion of our Aaron's Business customer base continues to experience significant economic challenges and uncertainty, including stagnant incomes or incomes that have not returned to pre-recession levels, and that those challenges could be exacerbated by increasing inflationary pressures and rising interest rates. We believe the extended duration of that economic uncertainty, unfavorable economic conditions and related challenges may result in those customers of our Aaron's Business curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits. For example, our Company-operated stores experienced same store revenue declines of 7.0% and 3.4% in fiscal years 2017 and 2016, respectively. Additionally, our franchised stores experienced same store revenue declines of 5.4% and 2.2% in fiscal years 2017 and 2016, respectively. We calculate same store revenue growth by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for our Aaron's Business, including:

•	changes in competition;

•	general economic conditions;

•	economic challenges faced by our customer base;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.
If our Aaron's Business is unable to successfully address these challenges, our overall business and results of operations may be materially and adversely affected as well. In addition, any increases in unemployment or underemployment within our customer base may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses, which also may adversely affect our business and results of operations.
We continue to implement a strategic plan and there is no guarantee that the strategic plan will produce results superior to those achieved under the Company's prior plan.
Our current strategic plan includes focusing on improving Aaron's store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; and championing compliance.
As part of our efforts to improve the profitability of our Aaron's stores, we recently have focused on identifying and closing underperforming stores and consolidating the customers of those stores into existing, higher performing stores, as opposed to opening new stores, which had traditionally been a central tenet of the Company's strategy. In addition, we have implemented, and dedicated significant resources to, other business improvement initiatives that we believe will lower costs and enhance the experience for customers of our Aaron's Business. There can be no guarantee that our current strategy, and our business improvement initiatives related thereto, including our recent focus on identifying and closing underperforming stores, will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies). We may fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. For example, as part of our efforts to reduce costs and improve profitability, we closed 123 under-performing Company-operated stores during 2016 and 2017 under the 2016 restructuring program, and an additional 15 Company-operated stores under the 2017 restructuring plan. We may not be successful in transitioning the customers of the Company-operated Aaron's stores that are closed to other Company-operated stores that remain open, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from our strategic plan.

We may not fully execute on one or more elements of our current strategy due to any number of reasons, including, for instance, because of the division of management, financial and Company resources among multiple objectives, or other factors beyond or not completely within our control. The successful execution of our current strategy depends on, among other things, our ability to:

•	improve same store revenues and profitability in stores that may be maturing;

•	drive recurring cost savings to recapture margin;

•	transition customers of stores to other stores that remain open; and

•	successfully manage and grow our Aarons.com e-commerce platform.
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
We are heavily dependent on data provided by third party providers. For example, our Progressive Leasing business employs a proprietary decisioning algorithm when making lease approval decisions for its customers. This algorithm depends extensively upon continued access to and receipt of data from external sources, such as third party data vendors. In addition, our Aarons.com and DAMI businesses are similarly dependent on customer attribute data provided by external sources. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our Progressive Leasing, Aarons.com and DAMI businesses would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
Our proprietary algorithms and decisioning tools used to approve customers could no longer be indicative of our customer's ability to pay.
We believe Progressive Leasing's proprietary, centralized underwriting process to be a key to the success of the Progressive Leasing business. That and other underwriting processes and tools are also used to approve customers of Aaron's and DAMI. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased incidence and costs related to unpaid leases and/or merchandise losses.
Progressive Leasing's loss of operating revenues from key retail partners could materially and adversely affect our business.
Progressive Leasing's relationship with its largest retail partners will have a significant impact on our operating revenues in future periods. The loss of any such key retailers would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of Progressive Leasing's large retail partners could harm our reputation, making it more difficult to attract and retain consumers and other retail partners, and could lessen Progressive Leasing's negotiating power with its remaining and prospective retail partners.
Many of Progressive Leasing's contracts with its retail partners can be terminated by them on relatively short notice, and all can be terminated in limited circumstances, such as our material breach or insolvency, our failure to meet agreed-upon service levels, certain changes in control of Progressive Leasing, and its inability or unwillingness to agree to requested pricing changes. There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest retail partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of Progressive Leasing's retail partners renegotiates, terminates or fails to renew, or fails to renew on similar or favorable terms, their agreements with Progressive Leasing or otherwise chooses to modify the level of support they provide for Progressive Leasing's lease-purchase option.

If our independent franchisees fail to meet their debt service payments or other obligations under outstanding loans guaranteed by us as part of a franchise loan program, we may be required to pay to satisfy these obligations which could have a material adverse effect on our business and financial condition.
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $85.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees' debt obligations, which at December 31, 2017 was $45.3 million.
We have had no significant losses associated with the franchise loan and guaranty program since its inception. Although we believe that any losses associated with defaults would be mitigated through recovery of lease merchandise and other assets, we cannot guarantee that there will be no significant losses in the future or that we will be able to adequately mitigate any such losses. In addition to being liable for franchisee loan defaults under this loan and guaranty program, we could suffer a loss of franchisee fees and royalties, and a loss of revenue and profit derived from our sales of merchandise to franchisees, in the event that any defaulting franchisees become insolvent and/or cease business operations due to financial difficulties, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
Operational and other failures by our franchisees may adversely impact us.
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our Company-operated stores. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If our franchisees experience business or financial difficulties, we could suffer a loss of franchisee fees, royalties, and revenue and profits derived from our sales of merchandise to franchisees, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business and financial condition could be materially adversely impacted.
We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure documents, including claims based on financial information contained in those documents. Engaging in such litigation may be costly, time-consuming and may distract management and materially adversely affect our relationships with franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
If we do not maintain the privacy and security of customer, employee, supplier or Company information, we could damage our reputation, incur substantial additional costs and become subject to litigation and regulatory enforcement actions.
Our business involves the collection, storage and transmission of customers' personal information, consumer preferences and credit and debit card information, as well as confidential information about our customers, retail partners, employees, suppliers and the Company. We also serve as an information technology provider to our franchisees including storing and processing information related to their customers on our systems. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, whether external or internal, or misuse of employee or customer data, could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or Company information, and result in significant costs, lost revenues or sales, fines, regulatory enforcement actions and lawsuits. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states, and data breaches of this nature could result in additional penalties under the terms of those settlements.

Various third parties, including computer hackers, who are continually becoming more aggressive and sophisticated, may attempt to penetrate our network security and, if successful, misappropriate confidential customer, retailer partner, employee and/or supplier information. In addition, one of our employees, contractors or other third parties with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. While we have implemented systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could be substantial and adversely impact our business.

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

A significant compromise of sensitive employee, customer or supplier information in our possession could result in legal damages and regulatory penalties. In addition, the costs of defending such actions or remediating breaches could be material. Security breaches could also harm our reputation with our customers and retail partners, potentially leading to decreased revenues, and with federal and state government agencies and bodies.
The geographic concentration of our Aaron's stores, as well as those of Progressive Leasing's retail partners, may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
The concentration of our Aaron's stores, and/or those of our retail partners at Progressive Leasing, in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our store portfolio and retail partners were more geographically diverse.
In addition, our store operations, as well as those of our retail partners at Progressive Leasing, are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our stores and those of our retail partners in specific geographic locations, including in Florida and Texas, two of our large markets, and may, depending upon the location and severity of such events, unfavorably impact our business continuity. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time would entirely cover damages caused by any such event.
The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or Progressive Leasing's or DAMI's retail and merchant partners, demand for our goods and the transactions we offer could decrease and our business could be materially adversely affected.
Certain consumer advocacy groups, media reports and federal and state legislators have asserted that laws and regulations should be broader and more restrictive regarding lease-to-own transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our lease-to-own programs or the lack of viable alternatives for our customers' needs. If the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing's or DAMI's retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition.

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
From time to time we are subject to legal and regulatory proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business. Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions designed to limit costly litigation, including class actions, as a dispute resolution method.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. For example, we are currently subject to settlements with the FTC as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, we operate a fleet of approximately 3,000 delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, the Company requires its customers and employers to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If the Company is not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, the Company could incur increased costs to resolve legal actions brought by customers, employees and others, as it would be forced to participate in more expensive and lengthy dispute resolution processes.
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
DAMI's "second-look" credit programs for below-prime consumers differ in significant respects from the risks of Aaron's store-based lease-to-own business. The risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
As discussed above, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services. For example, DAMI, which through its HELPcard® and other private label credit products, offers merchant partners one source for a variety of open-end credit programs for below-prime consumers, is a business that differs in significant respects from our sales and lease ownership businesses. Consequently, DAMI faces different risks than are associated with Aaron's sales and lease ownership concept, which Aaron's and its franchisees offer through their own stores. Because DAMI is operated as a wholly-owned subsidiary of Progressive Leasing, the risks DAMI faces could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business. These potential risks include, among others, DAMI's:

•
reliance on third party retailers (over whom DAMI cannot exercise the degree of control and oversight that Aaron's Business, including franchisees, can assert over their own respective employees) for many important business functions, from advertising through assistance with finance applications;

•
reliance on two bank partners to issue DAMI's HELPcard® and other credit products. The banks' regulators, including the FDIC, could at any time limit or otherwise modify the banks' ability to continue their relationships with DAMI and any significant interruption of those relationships would result in DAMI being unable to use exported rates or acquire new receivables without moving to a costly and inefficient state-by-state model, and being unable to provide other credit products. It is possible that a regulatory position or action taken with respect to DAMI's issuing banks might result in the banks' inability or unwillingness to originate future credit products on DAMI's behalf or in partnership with it, which would adversely affect DAMI's ability to grow its point-of-sale and direct-to-consumer credit products and other consumer credit offerings and underlying receivables. In addition, DAMI's agreements with its issuing bank partners have scheduled expiration dates. Although those expiration dates are several months apart, if DAMI is unable to extend or execute new agreements with both of its issuing banks upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that DAMI would not be able to enter into an agreement with an alternative bank provider on terms that DAMI would consider favorable or in a timely manner without disruption of its business; and

•
different legal and regulatory risks, and different regulators (including the FDIC, for example), than those applicable to Aaron's and Progressive Leasing's sales and lease ownership businesses, including risks arising from the Truth in Lending Act, state credit laws and the offering of open-end credit, the potential that regulators may target DAMI's operating model and the interest rates it charges, and the risk of unfavorable court decisions relating to the True Lender Doctrine, including among other factors, exporting of interest rates and state usury laws.

These risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
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
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner, which could cause a decline in our stock price and adversely affect our results of operations and financial condition. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we could be subject to increased regulatory scrutiny and a loss of public and investor confidence, which could also have a material adverse effect on our business and our stock price.
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
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs' bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability.

For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, OSHA regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. Therefore, any such regulatory action or court decisions could have a material adverse effect on our results of operations.
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
In the sales and lease ownership market, our competitors include national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many retailers who offer layaway programs) and, indirectly, various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor's reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business.
Our Progressive Leasing business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Progressive Leasing product in favor of our competitors which could slow growth in the Progressive Leasing business and limit or reduce profitability.
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
We may from time to time acquire or invest in complementary companies or businesses, as we have done in recent years. The success of such acquisitions or investments is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. There can be no assurance that our acquisitions or investments will produce the results that we expect at the time we enter into or complete the transaction. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their customers, personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management's attention from other business issues and opportunities and from our on-going strategic plan to improve the performance of the Aaron's Business.

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations.
Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to attract and maintain current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers' compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and can be expected to be significantly affected by factors such as:

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store revenues or when and how many locations we acquire, open or close;

•	quarterly variations in our competitors' results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	how our actual financial performance compares to the financial performance outlook we provide;

•	state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	the stock price performance of comparable companies; and

•	continuing unpredictable global and regional economic conditions.
In addition, the stock market as a whole historically has experienced price and volume fluctuations that have affected the market price of many specialty retailers in ways that may have been unrelated to these companies' operating performance.
We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our various businesses. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Progressive Leasing and Aarons.com businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various businesses. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers, including some state tax authorities suggesting that our Progressive Leasing business may owe certain state taxes based on the locations of Progressive Leasing's retail partners where Progressive Leasing's lease-to-own transactions are originated. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.

We must successfully order and manage our Aaron's Business inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our Aaron's Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers' product preferences or our customers' leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Aaron's Business depends on our ability to successfully re-lease or sale our inventory of merchandise that we take back from the customers of our Aaron's Business, due to their lease agreements expiring, or otherwise.
Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a third party retailer with whom our Progressive Leasing business partners, or of a third party merchant with whom our DAMI segment does business, could engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third party associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers' information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our Company-operated Aaron's stores have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we sell and lease in our Aaron’s Business and lease through our Progressive Leasing business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety or quality concerns may require us to voluntarily remove selected products from our Aaron's stores, or from our customers' homes. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition, if we are unable to recover those losses from the vendor who supplied us with the defective merchandise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers, warehouses, corporate management and call center facilities as of December 31, 2017:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Cairo, Georgia	Aaron's Business—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Aaron's Business—Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Aaron's Business—Furniture Parts Warehouse – Leased	111,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Aaron's Business—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Aaron's Business—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Aaron's Business—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Aaron's Business—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Aaron's Business—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Aaron's Business—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Aaron's Business—Bedding Manufacturing – Leased	24,000
Plainfield, Indiana	Aaron's Business—Bedding Manufacturing – Leased	40,000
Auburndale, Florida	Aaron's Business—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Aaron's Business—Fulfillment Center – Leased	95,000
Obetz, Ohio	Aaron's Business—Fulfillment Center – Leased	91,000
Dallas, Texas	Aaron's Business—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Aaron's Business—Fulfillment Center – Leased	115,000
Sugarland, Texas	Aaron's Business—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Aaron's Business—Fulfillment Center – Leased	206,000
LaVergne, Tennessee	Aaron's Business—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Aaron's Business—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Aaron's Business—Fulfillment Center – Leased	107,000
Magnolia, Mississippi	Aaron's Business—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Aaron's Business—Fulfillment Center – Leased	156,000
Portland, Oregon	Aaron's Business—Fulfillment Center – Leased	98,000
Westfield, Massachusetts	Aaron's Business—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Aaron's Business—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Aaron's Business—Fulfillment Center – Leased	126,000

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Auburndale, Florida	Aaron's Business—Service Center – Leased	7,000
Belcamp, Maryland	Aaron's Business—Service Center – Leased	5,000
Buffalo, New York	Aaron's Business—Service Center – Leased	1,000
Cheswick, Pennsylvania	Aaron's Business—Service Center – Leased	10,000
Citrus Heights, California	Aaron's Business—Service Center – Leased	8,000
Fairburn, Georgia	Aaron's Business—Service Center – Leased	10,000
Grand Prairie, Texas	Aaron's Business—Service Center – Leased	7,000
Hartford, Connecticut	Aaron's Business—Service Center – Leased	9,000
Houston, Texas	Aaron's Business—Service Center – Leased	20,000
Huntersville, North Carolina	Aaron's Business—Service Center – Leased	18,000
Kansas City, Kansas	Aaron's Business—Service Center – Leased	8,000
Obetz, Ohio	Aaron's Business—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Aaron's Business—Service Center – Leased	10,000
Phoenix, Arizona	Aaron's Business—Service Center – Leased	7,000
Plainfield, Indiana	Aaron's Business—Service Center – Leased	13,000
Ridgeland, Mississippi	Aaron's Business—Service Center – Leased	10,000
South Madison, Tennessee	Aaron's Business—Service Center – Leased	23,000
Draper, Utah	Progressive Leasing —Corporate Management/Call Center – Leased	148,000
Glendale, Arizona	Progressive Leasing —Corporate Management/Call Center – Leased	52,000
Draper, Utah	DAMI—Corporate Management/Call Center – Leased	25,000
Springdale, Arkansas	DAMI—Corporate Management/Call Center – Owned	29,000
Tulsa, Oklahoma	DAMI—Call Center – Leased	3,000
We sold the building that previously contained our executive and administrative offices in January 2016, and secured a lease in a different part of Atlanta for approximately 64,000 square feet of a building that we began occupying in 2016 and use for our permanent executive and administrative offices.
We currently lease 115,000 square feet in Kennesaw, Georgia, which is used for other administrative functions.
We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 9 to these consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Effective December 13, 2010, all shares of the Company's common stock began trading as a single class on the New York Stock Exchange under the ticker symbol "AAN." The CUSIP number of the Company's common stock is 002535300.
The number of shareholders of record of the Company's common stock at February 23, 2018 was 162. The closing price for the common stock at February 23, 2018 was $44.87.
The following table shows the range of high and low sales prices per share for the Company's common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2017
First Quarter	$32.88	$26.12	$0.0275
Second Quarter	40.33	29.05	0.0275
Third Quarter	48.22	37.14	0.0275
Fourth Quarter	45.06	34.29	0.0300

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2016
First Quarter	$25.25	$20.24	$0.0250
Second Quarter	27.72	20.51	0.0250
Third Quarter	25.90	21.50	0.0250
Fourth Quarter	34.22	22.37	0.0275
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
Issuer Purchases of Equity Securities
As of December 31, 2017, 7,162,279 shares of common stock remained available for repurchase from time to time under the purchase authority previously approved by the Company's Board of Directors. On February 13, 2018, the Company replaced the stock repurchase program previously authorized by its Board of Directors with a newly authorized $500 million common repurchase program. The following table presents our share repurchase activity for the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
October 1 through October 31, 2017	—	—	—
November 1 through November 30, 2017	—	—	—
December 1 through December 31, 2017	752,976	37.51	752,976
Total	752,976		752,976
1 Share repurchases are conducted under repurchase programs authorized by the Company's Board of Directors from time to time. Under our previous share repurchase program, the maximum number of shares the Company could repurchase at December 31, 2017 was 7,162,279 shares. On February 13, 2018, the Company's Board of Directors authorized a new $500 million share repurchase program, which replaces our previous repurchase program. Subject to the terms of the Board's authorization given on February 13, 2018, and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. The share repurchase program may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.
Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among Aaron's, Inc., the S&P Midcap 400 Index, and S&P 400 Retailing Index
*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years of the Company, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index and the S&P 400 Retailing Index.

December 31,	2012	2013	2014	2015	2016	2017
Aaron's, Inc.	$100.00	$104.23	$108.70	$79.86	$114.55	$143.14
S&P Midcap 400	100.00	133.50	146.54	143.35	173.08	201.20
S&P 400 Retailing Index	100.00	126.74	136.14	108.53	107.38	105.45

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron's, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2017. This historical information may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended December 31,
(Dollar Amounts in Thousands, Except Per Share Data)	2017	2016	2015	2014	2013
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$3,000,231	$2,780,824	$2,684,184	$2,221,574	$1,748,699
Retail Sales	27,465	29,418	32,872	38,360	40,876
Non-Retail Sales	270,253	309,446	390,137	363,355	371,292
Franchise Royalties and Fees	48,278	58,350	63,507	65,902	68,575
Interest and Fees on Loans Receivable	34,925	24,080	2,845	—	—
Other	2,556	5,598	6,211	5,842	5,189
	3,383,708	3,207,716	3,179,756	2,695,033	2,234,631
Costs and Expenses:
Depreciation of Lease Merchandise	1,448,631	1,304,295	1,212,644	932,634	628,089
Retail Cost of Sales	17,578	18,580	21,040	24,541	24,318
Non-Retail Cost of Sales	241,356	276,608	351,777	330,057	337,581
Operating Expenses	1,403,985	1,351,785	1,357,030	1,231,801	1,022,684
Financial Advisory and Legal Costs	—	—	—	13,661	—
Restructuring Expenses	17,994	20,218	—	9,140	—
Retirement and Vacation Charges	—	—	—	9,094	4,917
Progressive-Related Transaction Costs	—	—	—	6,638	—
Legal and Regulatory (Income) Expense	—	—	—	(1,200)	28,400
Other Operating (Income) Expense, Net	(535)	(6,446)	1,324	(1,176)	1,584
	3,129,009	2,965,040	2,943,815	2,555,190	2,047,573
Operating Profit	254,699	242,676	235,941	139,843	187,058
Interest Income	1,835	2,699	2,185	2,921	2,998
Interest Expense	(20,538)	(23,390)	(23,339)	(19,215)	(5,613)
Other Non-Operating Income (Expense), Net	3,581	(3,563)	(1,667)	(1,845)	517
Earnings Before Income Tax (Benefit) Expense	239,577	218,422	213,120	121,704	184,960
Income Tax (Benefit) Expense	(52,959)	79,139	77,411	43,471	64,294
Net Earnings	$292,536	$139,283	$135,709	$78,233	$120,666

Earnings Per Share	$4.13	$1.93	$1.87	$1.08	$1.59
Earnings Per Share Assuming Dilution	4.06	1.91	1.86	1.08	1.58
Dividends Per Share	0.1125	0.1025	0.0940	0.0860	0.0720
FINANCIAL POSITION
Lease Merchandise, Net	$1,152,135	$999,381	$1,138,938	$1,087,032	$869,725
Property, Plant and Equipment, Net	207,687	211,271	225,836	219,417	231,293
Total Assets	2,692,264	2,615,736	2,698,488	2,456,844	1,827,176
Debt	368,798	497,829	606,746	606,082	142,704
Shareholders' Equity	1,728,004	1,481,598	1,366,618	1,223,521	1,139,963
AT YEAR END (unaudited)
Stores Open:
Company-operated	1,175	1,165	1,305	1,326	1,370
Franchised	551	699	734	782	781
Lease Agreements in Effect[1]	2,263,200	2,104,700	2,164,200	2,111,800	1,751,000
Progressive Leasing Active Doors[2]	26,861	21,840	16,947	15,754	—
Number of Employees[1]	11,900	11,500	12,700	12,400	12,600
1 Excludes Franchised operations
2 Progressive Leasing was acquired on April 14, 2014. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing twelve month period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Aaron’s, Inc. ("we," "our," "us," or the "Company") is a leading omnichannel provider of lease-purchase solutions to individual consumers. As of December 31, 2017, the Company’s operating segments are Progressive Leasing, Aaron’s Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 27,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Aaron’s Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company’s Aaron’s stores. This operating segment also supports franchisees of its Aaron’s stores. We have more than 1,700 Company-operated and franchised Aaron’s stores in 47 states and Canada. In addition, the Aaron’s Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
DAMI, which was acquired by Progressive Leasing on October 15, 2015, partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth in 2017. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets and benefit from synergies. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; (iii) the continuing economic challenges facing many traditional lease-to-own customers; and (iv) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe position us for success over the long-term:

•	Improve Aaron’s store profitability;

•	Accelerate our omnichannel platform;

•	Strengthen relationships of Progressive Leasing and DAMI’s current retail and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners; and

•	Champion compliance.
As part of executing this strategy, we sold the 82 Company-operated HomeSmart stores on May 13, 2016, which we believe has enabled us to sharpen our focus on activities that have the highest potential for return.
In July 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc. ("SEI"), the Company’s largest franchisee. At the time of the acquisition, the SEI store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition has benefited our omnichannel platform through added scale, has strengthened the Company’s presence in certain geographic markets, and has enhanced the Company's ability to drive inventory supply-chain synergies between the Aaron’s Business and Progressive Leasing in markets that SEI served.

We also took steps to further address the expense structure of our Aaron’s Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 56 underperforming Company-operated stores during 2016, closed 82 stores during 2017 and anticipates closing an additional eight stores in the first six months of 2018. The Company also optimized its home office and field support staff in 2016 and 2017, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Highlights
The following summarizes significant highlights from our 2017 fiscal year:

•	The Company reported record revenues of $3.4 billion, and its net earnings before income tax (benefit) expense increased to a record $239.6 million compared to $218.4 million in 2016.

•
The Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The estimated net impact of the Tax Act to our income tax (benefit) expense for the year ended December 31, 2017 is a non-cash provisional income tax benefit of $137 million, which primarily relates to the remeasurement of net deferred tax liabilities at the lower tax rate.

•
Progressive Leasing achieved record revenues of $1.6 billion, an increase of 26.6% over 2016. Progressive Leasing’s revenue growth is due to a 23.0% increase in active doors, which contributed to a 31.2% increase in total invoice volume. Progressive Leasing increased its earnings before income taxes to $140.2 million compared to $104.7 million in 2016, due mainly to its revenue growth.

•
Aaron’s Business revenues decreased to $1.8 billion, an 8.4% decrease compared to 2016. The decline is due primarily to a 7.0% decrease in same store sales, the net reduction of 130 Company-operated stores during the 24-month period ended December 31, 2017, and declines in non-retail sales to our franchisees. Earnings before income taxes decreased to $110.6 million in 2017 compared to $123.0 million in the prior year due primarily to the decline in same store sales and the reduction in non-retail sales to franchisees.

•	The Company acquired substantially all of the assets of the store operations of SEI, its largest franchisee, for approximately $140 million in cash.

•
The Company generated cash from operating activities of $159.1 million compared to $467.2 million in 2016 and ended 2017 with $51.0 million in cash and $393.9 million available on our revolving credit facility.

•	The Company returned $70.5 million to our shareholders through the repurchase of 2.0 million shares and the payment of our quarterly dividends, which we have paid for 30 consecutive years.
Key Metrics
Active Doors. We believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing twelve month period. The following table presents active doors for the Progressive Leasing segment:

For the Year Ended December 31 (Unaudited)	2017	2016	2015
Progressive Leasing Active Doors	26,861	21,840	16,947
Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and leased by Progressive Leasing during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Year Ended December 31 (Unaudited and In Thousands)	2017	2016	2015
Progressive Leasing Invoice Volume	$1,160,732	$884,812	$780,038

The Company’s franchised and Company-operated store activity (unaudited) is summarized as follows:

	2017	2016	2015
Company-operated Aaron’s stores
Company-operated Aaron’s stores open at January 1,	1,165	1,223	1,243
Opened	—	—	7
Added through acquisition	110	16	25
Closed, sold or merged	(100)	(74)	(52)
Company-operated Aaron’s stores open at December 31,	1,175	1,165	1,223

Franchised stores
Franchised stores open at January 1,	699	734	782
Opened	1	1	10
Purchased from the Company	—	—	16
Purchased by the Company	(111)	(16)	(25)
Closed, sold or merged	(38)	(20)	(49)
Franchised stores open at December 31,	551	699	734

Company-operated HomeSmart stores [1]
Company-operated HomeSmart stores open at January 1,	—	82	83
Opened	—	—	—
Closed, sold or merged	—	(82)	(1)
Company-operated HomeSmart stores open at December 31,	—	—	82
1 In May 2016, we sold our 82 Company-operated HomeSmart stores.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron’s Business. For the year ended December 31, 2017, we calculated this amount by comparing revenues for the year ended December 31, 2017 to revenues for the year ended December 31, 2016 for all stores open for the entire 24-month period ended December 31, 2017, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined by 7.0% during the 24 month period ended December 31, 2017.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2017 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income tax (benefit) expense were as follows:
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
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by Progressive Leasing and our Company-operated stores.
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

Restructuring Expenses. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business, home office and field support functions. Restructuring charges were comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment, and related workforce reductions.
Other Operating (Income) Expense, Net. Other operating (income) expense, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Interest Expense. Interest expense consists of interest incurred on fixed and variable rate notes and outstanding borrowings from the revolving credit facility.
Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan.

Results of Operations
The results of DAMI have been included in the Company’s consolidated results and presented as a reportable segment from the October 15, 2015 acquisition date. During the year ended December 31, 2017, the Company changed its composition of reportable segments by combining the Sales and Lease Ownership, Franchise and Woodhaven components into one reportable segment, the Aaron’s Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
Results of Operations – Years Ended December 31, 2017, 2016 and 2015

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In Thousands)	2017	2016	2015	$	%	$	%
REVENUES:
Lease Revenues and Fees	$3,000,231	$2,780,824	$2,684,184	$219,407	7.9%	$96,640	3.6%
Retail Sales	27,465	29,418	32,872	(1,953)	(6.6)	(3,454)	(10.5)
Non-Retail Sales	270,253	309,446	390,137	(39,193)	(12.7)	(80,691)	(20.7)
Franchise Royalties and Fees	48,278	58,350	63,507	(10,072)	(17.3)	(5,157)	(8.1)
Interest and Fees on Loans Receivable	34,925	24,080	2,845	10,845	45.0	21,235	746.4
Other	2,556	5,598	6,211	(3,042)	(54.3)	(613)	(9.9)
	3,383,708	3,207,716	3,179,756	175,992	5.5	27,960	0.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,448,631	1,304,295	1,212,644	144,336	11.1	91,651	7.6
Retail Cost of Sales	17,578	18,580	21,040	(1,002)	(5.4)	(2,460)	(11.7)
Non-Retail Cost of Sales	241,356	276,608	351,777	(35,252)	(12.7)	(75,169)	(21.4)
Operating Expenses	1,403,985	1,351,785	1,357,030	52,200	3.9	(5,245)	(0.4)
Restructuring Expenses	17,994	20,218	—	(2,224)	(11.0)	20,218	nmf
Other Operating (Income) Expense, Net	(535)	(6,446)	1,324	(5,911)	(91.7)	(7,770)	nmf
	3,129,009	2,965,040	2,943,815	163,969	5.5	21,225	0.7

OPERATING PROFIT	254,699	242,676	235,941	12,023	5.0	6,735	2.9
Interest Income	1,835	2,699	2,185	(864)	(32.0)	514	23.5
Interest Expense	(20,538)	(23,390)	(23,339)	(2,852)	(12.2)	51	0.2
Other Non-Operating Income (Expense), Net	3,581	(3,563)	(1,667)	7,144	nmf	(1,896)	(113.7)

EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	239,577	218,422	213,120	21,155	9.7	5,302	2.5

INCOME TAX (BENEFIT) EXPENSE	(52,959)	79,139	77,411	(132,098)	nmf	1,728	2.2

NET EARNINGS	$292,536	$139,283	$135,709	$153,253	110.0%	$3,574	2.6%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In Thousands)	2017	2016	2015	$	%	$	%
REVENUES:
Progressive Leasing[1]	$1,566,413	$1,237,597	$1,049,681	$328,816	26.6%	$187,916	17.9%
Aaron’s Business[2]	1,782,370	1,946,039	2,127,230	(163,669)	(8.4)	(181,191)	(8.5)
DAMI[3]	34,925	24,080	2,845	10,845	45.0	21,235	nmf
Total Revenues from External Customers	$3,383,708	$3,207,716	$3,179,756	$175,992	5.5%	$27,960	0.9%
[1] Segment revenue consists of lease revenues and fees.
[2] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Year Ended December 31, 2017 Versus Year Ended December 31, 2016
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an annualized 23.0% growth in active doors, which contributed to a 31.2% increase in total invoice volume.
Aaron’s Business. Aaron’s Business segment revenues decreased primarily due to a $109.4 million decrease in lease revenues and fees and a $39.2 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to a 7.0% decrease in same store revenues and the net reduction of 130 Company-operated stores during the 24 month period ended December 31, 2017, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 183 franchised stores, which includes the Company’s acquisition of SEI, during the 24 month period ended December 31, 2017. The July 2017 acquisition of SEI impacted Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and franchise royalties and fees during the year ended December 31, 2017 as compared to the same period in the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI’s post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition was approximately $89.7 million at December 31, 2017 compared to $64.8 million at December 31, 2016.
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an annualized 28.9% growth in active doors, which contributed to a 13.4% increase in total invoice volume.
Aaron’s Business. Aaron’s Business segment revenues decreased primarily due to a $91.3 million decrease in lease revenues and fees and an $80.7 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to a 3.4% decrease in same store revenues and the net reduction of 161 Company-operated stores during the 24 month period ended December 31, 2016, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 83 franchised stores during the 24 month period ended December 31, 2016.
DAMI. DAMI segment revenues increased due to DAMI’s results being included for a full year in 2016 as compared to a partial year in 2015 from the October 15, 2015 acquisition date.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In Thousands)	2017	2016	2015	$	%	$	%
Personnel Costs	$615,378	$611,113	$619,557	$4,265	0.7%	$(8,444)	(1.4)%
Occupancy Costs	199,638	208,712	208,927	(9,074)	(4.3)	(215)	(0.1)
Provision for Lease Merchandise Write-Offs	145,460	134,104	136,380	11,356	8.5	(2,276)	(1.7)
Bad Debt Expense	170,574	128,333	122,184	42,241	32.9	6,149	5.0
Shipping and Handling	67,299	69,939	77,944	(2,640)	(3.8)	(8,005)	(10.3)
Advertising	34,026	40,823	39,334	(6,797)	(16.6)	1,489	3.8
Provision for Loan Losses	20,973	11,251	937	9,722	86.4	10,314	nmf
Other Operating Expenses	150,637	147,510	151,767	3,127	2.1	(4,257)	(2.8)
Operating Expenses	$1,403,985	$1,351,785	$1,357,030	$52,200	3.9%	$(5,245)	(0.4)%
nmf—Calculation is not meaningful
Year Ended December 31, 2017 Versus Year Ended December 31, 2016
As a percentage of total revenues, operating expenses decreased to 41.5% in 2017 from 42.1% in 2016.
Personnel costs increased primarily due to a $23.7 million increase at Progressive Leasing offset by a $21.0 million decrease at the Aaron's Business. The net increase in personnel costs in 2017 is the result of hiring to support the growth of Progressive Leasing, the acquisition of our largest franchisee in July 2017 and higher stock-based compensation expense, partially offset by a reduction of home office and field support staff from our Aaron’s Business restructuring programs in 2017 and additional charges incurred in 2016 related to the retirement of the Company’s former Chief Financial Officer.
Occupancy costs decreased primarily due to the net reduction of 130 Company-operated stores during the 24 month period ended December 31, 2017. The occupancy costs were impacted by the closure and consolidation of our stores from our Aaron's Business restructuring programs, partially offset by the addition of stores from our acquisition of our largest franchisee in July 2017.
The provision for lease merchandise write-offs increased during 2017 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment decreased to 5.5% in 2017 from 5.7% in 2016 due to continued operational improvements and enhancements to the lease decisioning process. This was partially offset by damaged inventory written off, net of probable insurance recoveries, and higher estimated inventory charge-offs caused by Hurricanes Harvey and Irma. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron’s Business increased slightly to 4.2% in 2017 from 4.1% in 2016 due to higher lease merchandise write-offs caused by the Hurricanes.
Bad debt expense increased by $42.2 million during 2017 primarily due to the increases in invoice volume from Progressive Leasing as discussed above. Progressive Leasing’s bad debt expense as a percentage of Progressive Leasing’s revenues increased to 10.9% in 2017 from 10.3% in 2016 due primarily to a shift in the portfolio mix, as well as higher bad debt expense from customers impacted by Hurricanes Harvey and Irma.
The provision for loan losses increased during 2017 due to the growth of DAMI’s post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other operating expenses increased primarily due to higher third-party consulting costs related to various Aaron's Business strategic operating initiatives as well as transaction costs incurred related to the acquisition of SEI.
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
As a percentage of total revenues, operating expense decreased to 42.1% during 2016 from 42.7% in 2015.
Personnel costs decreased primarily due to the disposition of the HomeSmart business, in which the Company sold all of its 82 HomeSmart stores on May 13, 2016, and a reduction of Corporate support staff. This was partially offset by increases in hiring to support the growth of Progressive Leasing and DAMI, the inclusion of a full year of DAMI personnel costs in 2016 and additional charges related to the retirement of the Company’s former Chief Financial Officer in 2016.

The provision for lease merchandise write-offs decreased during 2016. Progressive Leasing’s provision for lease merchandise write-offs as a percentage of Progressive Leasing’s lease revenues decreased to 5.7% in 2016 compared to 7.0% in 2015 due to continued operational improvements and enhancements to the lease decisioning process. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron’s Business increased to 4.1% in 2016 compared to 3.8% in 2015.
Bad debt expense increased due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing’s bad debt expense as a percentage of Progressive Leasing’s revenues decreased to 10.3% in 2016 compared to 11.6% in 2015 due to continued operational improvements and enhancements to the lease decisioning process.
Shipping and handling expense decreased during 2016 due to lower delivery volumes as a result of the net reduction of 161 Company-operated stores during the 24 month period ending December 31, 2016, including the disposition of the 82 HomeSmart stores on May 13, 2016.
The provision for loan losses increased during 2016 due to the inclusion of DAMI’s results for a full year in 2016 compared to a partial year in 2015 from the October 15, 2015 acquisition date.
Other operating expenses during 2015 included $3.7 million of one-time transaction costs incurred by Progressive Leasing in connection with the acquisition of DAMI.
Other Costs and Expenses
Year Ended December 31, 2017 Versus Year Ended December 31, 2016
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.3% from 46.9% in the prior year, primarily due to a shift in product mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 60.6% in 2017 from 60.2% in the prior year due to an increase in revenue from early buyouts, which has a lower margin, year over year. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 34.8% in 2017 from 36.2% in the prior year, which was primarily driven by less promotional pricing in 2017 and a favorable revenue mix shift from lower-margin early payout revenue to higher-margin lease revenue year over year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.0% from 63.2% primarily due to higher inventory purchase cost during 2017 as compared to 2016.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 89% in both periods.
Restructuring expenses. In connection with the announced closure and consolidation of underperforming Company-operated stores and workforce reductions in our home office and field support operations, charges of $18.0 million were incurred during the year ended December 31, 2017. The charges are comprised of $13.4 million related to Aaron’s store contractual lease obligations for closed stores, $3.2 million related to workforce reductions, and $1.4 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program and impairment of Aaron’s store property, plant and equipment. The Company expects to incur approximately $1.5 million of additional charges related to the 2017 restructuring program, which are expected to be incurred in the first six months of 2018.
Year Ended December 31, 2016 Versus Year Ended December 31, 2015
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 46.9% in 2016 from 45.2% in 2015, primarily due to a shift in product mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 63.2% from 64.0% primarily due to lower inventory purchase cost in 2016.

Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 89.4% from 90.2% primarily due to lower inventory purchase cost in 2016.
Restructuring expenses. In connection with the closure and consolidation of underperforming Company-operated Aaron’s stores and the optimization of our home office and field support staff, charges of $20.2 million were incurred during the year ended December 31, 2016. These charges were principally comprised of $11.6 million related to Aaron’s store contractual lease obligations for closed stores, $4.5 million related to impairment of Aaron’s store property, plant and equipment and $3.9 million related to workforce reductions.
Other Operating (Income) Expense, Net
Information about the components of other operating (income) expense, net is as follows:

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In Thousands)	2017	2016	2015	$	%	$	%
Net gains on sales of stores	$(743)	$(126)	$(2,139)	$(617)	489.7%	$2,013	(94.1)%
Net gains on sales of delivery vehicles	(937)	(1,319)	(1,706)	382	(29.0)	387	(22.7)
Impairment charges and net losses (gains) on asset dispositions and assets held for sale	1,145	(5,001)	5,169	6,146	(122.9)	(10,170)	(196.7)
Other Operating (Income) Expense, Net	$(535)	$(6,446)	$1,324	$5,911	(91.7)%	$(7,770)	(586.9)%
In 2016, other operating income, net of $6.4 million included a gain of $11.1 million related to the sale of the Company’s former corporate headquarters building in January 2016, partially offset by a loss and other charges related to the sale of HomeSmart of $5.4 million.
In 2015, other operating expense, net of $1.3 million included a $3.5 million loss related to a lease termination on a Company aircraft, impairment charges of $0.8 million on leasehold improvements related to Company-operated stores that were closed during the period and impairment charges of $0.5 million on assets held for sale. In addition, the Company recognized gains of $2.1 million from the sale of 25 Company-operated stores during 2015.
Operating Profit
Interest income. Interest income decreased to $1.8 million in 2017 from $2.7 million in 2016 due to the discontinuation of accruing interest income related to the Perfect Home Notes effective April 1, 2017, partially offset by an increase in interest income from higher cash and cash equivalent balances throughout 2017. Interest income increased to $2.7 million in 2016 from $2.2 million in 2015 primarily due to an increase in the interest rate of the Perfect Home Notes during 2016.
Interest expense. Interest expense decreased to $20.5 million in 2017 from $23.4 million in 2016 and $23.3 million in 2015 due primarily to a lower outstanding debt balance throughout 2017.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating income (expense), net were foreign currency remeasurement gains of $2.1 million during 2017 and losses of $3.7 million and $2.5 million during 2016 and 2015, respectively. These gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $1.5 million, $0.2 million and $0.8 million during 2017, 2016 and 2015, respectively.

Earnings (Loss) Before Income Taxes
Information about our earnings (loss) before income tax (benefit) expense by reportable segment is as follows:

				Change
	Year Ended December 31,			2017 vs. 2016		2016 vs. 2015
(In Thousands)	2017	2016	2015	$	%	$	%
EARNINGS (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE:
Progressive Leasing	$140,224	$104,686	$54,525	$35,538	33.9%	$50,161	92.0%
Aaron’s Business	110,642	123,009	160,559	(12,367)	(10.1)	(37,550)	(23.4)
DAMI	(11,289)	(9,273)	(1,964)	(2,016)	(21.7)	(7,309)	(372.1)
Total Earnings Before Income Tax (Benefit) Expense	$239,577	$218,422	$213,120	$21,155	9.7%	$5,302	2.5%
The factors impacting the change in earnings (loss) before income tax (benefit) expense are discussed above.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $53.0 million for the year ended December 31, 2017 as compared to income tax expense of $79.1 million in 2016. The net income tax benefit recognized in 2017 was the result of the Tax Act which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. During the three months ended December 31, 2017, the Company recorded a net non-cash provisional income tax benefit of $137.0 million related to the Tax Act, which is comprised of an estimated $140.0 million remeasurement of deferred tax liabilities at the lower tax rates, partially offset by an estimated $3.0 million from the loss of the manufacturing deduction and other impacts.
Income tax expense increased in 2016 compared to 2015 due primarily to higher pretax income. The effective tax rate remained relatively unchanged at 36.2% in 2016 compared to 36.3% in 2015.
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2016 to December 31, 2017, include:

•
Cash and cash equivalents decreased $257.5 million to $51.0 million at December 31, 2017 primarily due to the acquisition of our largest franchisee, scheduled repayments of the Company's unsecured notes and credit facilities, repayment of the DAMI credit facility, and the return of $70.5 million to shareholders in the form of share repurchases and dividends. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Lease merchandise increased $152.8 million due primarily to increases in lease merchandise purchases at Progressive Leasing to support higher invoice volume and growth in active doors and the acquisition of our largest franchisee, partially offset by stores closed as part of the Company's restructuring initiatives.

•
Goodwill increased $96.2 million due primarily to the addition of estimated SEI-related goodwill of $91.8 million. Refer to Note 2 to these consolidated financial statements for further details regarding the acquisition accounting for SEI.

•
Income tax receivable increased $88.1 million to $100.0 million primarily due to the enactment of the Tax Act in December 2017. The Company made periodic tax payments throughout 2017 based on the previous tax laws. The Tax Act changed those laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017, which resulted in an increase to income tax receivable as of December 31, 2017.

•	Deferred income tax payable decreased by $53.5 million primarily due to the remeasurement of the deferred tax liabilities at the lower corporate income tax rate enacted by the Tax Act.

•
Debt decreased $129.0 million to $368.8 million at December 31, 2017 due primarily to scheduled repayments of $85.0 million on the Company’s unsecured notes, $15.0 million on the Company's term loan facility, and the $53.0 million payoff of the DAMI credit facility, partially offset by $15.6 million of additional borrowings on the refinanced term loan in September 2017. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt; and

•	stock offerings.
As of December 31, 2017, the Company has $51.0 million of cash and $393.9 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $159.1 million, $467.2 million and $167.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The $308.1 million decrease in operating cash flows in 2017 as compared to 2016 was driven partially by an increase in purchases of lease merchandise for Progressive Leasing during the year ended December 31, 2017 relative to the same period in 2016 due to continuing invoice volume growth. Additionally, the Company made net tax payments of $98.3 million during the year ended December 31, 2017 compared to net tax refunds of $54.3 million received during the year ended December 31, 2016. The Protecting Americans from Tax Hikes Act ("the 2015 Act"), which was signed into law on December 18, 2015, extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. This act allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the year ended December 31, 2016.
The $299.7 million increase in operating cash flows in 2016 as compared to 2015 was primarily due to net tax refunds of $54.3 million received during the year ended December 31, 2016 compared to net tax payments of $91.7 million made during the year ended December 31, 2015, an increase in Progressive Leasing total invoice volumes and operating margins, and inventory reductions in our Aaron’s Business store merchandise not on lease. This was partially offset by declines in the operating results of the Aaron’s Business and declines in accounts payable and accrued expenses. The operating results of Progressive Leasing and the Aaron’s Business are described in more detail in the "Results of Operations" section above. The Company received net tax refunds in 2016 compared to making net tax payments in 2015 as a result of the enactment of the 2015 Act as discussed above and further in the "Commitments" section below. Lease merchandise inventory declined in 2016 due to inventory reduction initiatives at the Aaron’s Business, which also contributed to declines in accounts payable and accrued expenses as compared to 2015.
Cash Used in Investing Activities
Cash used in investing activities was $205.3 million, $20.1 million and $108.9 million during the years ended December 31, 2017, 2016, and 2015, respectively.
The $185.3 million increase in investing cash outflows in 2017 as compared to 2016 was primarily due to: (i) a $140.2 million cash outflow for the acquisition of SEI in July 2017; (ii) $10.2 million higher net cash outflows for investments in DAMI loans receivable in 2017 as compared to 2016; (iii) $35.0 million cash inflow related to the sale of the HomeSmart division in May 2016; and (iv) $13.6 million cash inflow from the sale of the Company’s former corporate headquarters building in January 2016; partially offset by $2.7 million of cash inflows in 2017 from an investment and $6.9 million of additional proceeds from the sale of other property, plant, and equipment in 2017 compared to 2016.
The $88.8 million decrease in investing cash outflows in 2016 as compared to 2015 is primarily due to 2016 cash inflows of (i) $35.0 million related to the sale of the HomeSmart division in May 2016 and (ii) $13.6 million from the sale of the Company’s former corporate headquarters building in January 2016 as compared to 2015 cash outflows of $50.7 million to acquire a 100% ownership interest in DAMI.

Cash Used in Financing Activities
Cash used in financing activities was $211.4 million, $153.7 million and $47.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The $57.7 million increase in financing cash outflows in 2017 as compared to 2016 is primarily due to (i) a $28.0 million increase in Company repurchases of outstanding common stock in 2017 compared to 2016 and (ii) a $25.4 million increase in the net repayments of outstanding debt in 2017 compared to 2016. During 2017, the Company made scheduled repayments of $85.0 million on unsecured notes, $15.0 million on the term loan facility, and paid $53.0 million to pay off the DAMI credit facility, partially offset by $15.6 million in borrowings from the refinanced term loan in September 2017.
The $106.4 million increase in financing cash outflows in 2016 as compared to 2015 is primarily due to the net repayments of outstanding debt in each period. In 2016, the following net repayments were made: $75.0 million on our revolving facility, $25.0 million on our 3.95% senior unsecured notes, and $12.5 million on our term loan. In 2015, total net repayments of outstanding debt were $40.7 million. Separately, the Company repurchased $34.5 million of its common stock in 2016.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the year ended December 31, 2017, the Company purchased 1,961,442 shares for $62.6 million. During the year ended December 31, 2016, the Company purchased 1,372,700 shares for $34.5 million. As of December 31, 2017, we have the authority to purchase 7,162,279 additional shares.
Dividends
We have a consistent history of paying dividends, having paid dividends for 30 consecutive years. Our annual common stock dividend was $0.1125 per share, $0.1025 per share and $0.094 per share in 2017, 2016 and 2015, respectively, and resulted in aggregate dividend payments of $8.0 million, $7.4 million and $6.8 million in 2017, 2016 and 2015, respectively. At its November 2017 meeting, our Board of Directors increased the quarterly dividend by 9.1%, raising it to $0.030 per share. The Company also increased its quarterly dividend rate by 10.0%, to $0.0275 per share, in November 2016 and by 8.7%, to $0.025 per share, in November 2015.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying dividends.
Debt Financing
As of December 31, 2017, $97.5 million of term loans were outstanding under the term loan and revolving credit agreement. Our current revolving credit facility matures September 18, 2022, and the total available credit on the facility as of December 31, 2017 was $393.9 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million. In conjunction with the amendment and restatement of the term loan and revolving credit agreement as discussed within Note 7 to these consolidated financial statements, the Company repaid the $53.0 million remaining balance under its DAMI credit facility and terminated the agreement, which was scheduled to mature on October 15, 2017.
As of December 31, 2017, the Company had outstanding $240.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest are due quarterly and commenced on July 14, 2014, with principal payments of $60.0 million each due annually which commenced April 14, 2017.
As of December 31, 2017, the Company had outstanding $25.0 million in senior unsecured notes originally issued in a private placement in July 2011. The notes bear interest at the rate of 3.95% per year and mature on April 27, 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement and senior unsecured notes, and our franchisee loan agreement discussed below, contain certain financial covenants. These covenants include requirements that the Company maintain ratios of (i) adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net earnings before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at December 31, 2017 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2017, the Company made net income tax payments of $98.3 million. During the year ended December 31, 2018, we anticipate we will make no cash payments for U.S. federal income taxes, an estimated $2 million for Canadian income taxes, and an estimated $20 million for state income taxes.
The Tax Act, which was enacted in December 2017 provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. The Company made periodic tax payments throughout 2017 based on the tax laws in effect at that time. As a result of the Tax Act, the Company applied, in January 2018, for a $77 million quick refund from the Internal Revenue Service (the "IRS") for the 2017 tax year. Excluding the effects of bonus depreciation on future qualifying expenditures, we estimate that at December 31, 2017, the remaining tax deferral associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $168.0 million, of which approximately 88% is expected to reverse in 2018 and most of the remainder during 2019.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating and capital leases which generally expire during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2017 are shown in the table set forth below under "Contractual Obligations and Commitments."
As of December 31, 2017, the Company had nine remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of $0.8 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC. In January 2018, the Company extended the lease agreements with an additional five year term commencing at the expiration of the original lease agreements in November of 2019.
The Company also had ten operating leases with the same limited liability company ("LLC") controlled by a group of current and former executives of the Company as of December 31, 2017. In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. Upon the initial sale, no gain or loss was recognized related to the properties sold to the LLC and the leases were originally accounted for as Capital leases in the Company's consolidated financial statements. In January 2018, the Company renewed the lease agreements to occupy the land and buildings collateralizing the borrowings under a range of five to eight year term leases at an aggregate annual rental of approximately $0.8 million. In 2018, the transactions will be accounted for as operating leases.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of October 24, 2018.
At December 31, 2017, the portion that we might be obligated to repay in the event franchisees defaulted was $45.3 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
The following table shows the Company’s approximate commercial commitments as of December 31, 2017:

(In Thousands)	Total Amounts Committed	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Guaranteed Borrowings of Franchisees	$45,301	$35,704	$9,597	$—	$—

Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2017:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$362,500	$95,000	$140,000	$127,500	$—
Capital Leases	7,748	2,556	4,438	754	—
Interest Obligations	34,573	14,091	16,353	4,129	—
Operating Leases	457,023	107,038	168,373	100,328	81,284
Purchase Obligations	20,261	9,761	9,804	696	—
Severance and Retirement Obligations	3,536	3,174	339	23	—
Total Contractual Cash Obligations	$885,641	$231,620	$339,307	$233,430	$81,284
For future interest payments on variable-rate debt, which are based on the adjusted London Interbank Overnight (LIBO) rate plus a margin ranging from 1.25% to 2.25% or the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, as specified in the agreement, we used the variable rate in effect at December 31, 2017 to calculate these payments. Our variable rate debt at December 31, 2017 consisted of term loan borrowings under our revolving credit and term loan agreement. Future interest payments related to our revolving credit and term loan agreement are based on the borrowings outstanding at December 31, 2017 through the maturity date, assuming such borrowings are outstanding at that time. The variable rate for our term loan borrowings under the unsecured revolving credit and term loan agreement was 2.82% at December 31, 2017. Future interest payments may be different depending on future borrowing activity and interest rates.
Operating lease obligations represent amounts scheduled to be paid through the remaining lease term for real estate, vehicle, and equipment lease contracts. These amounts do not include estimated future sublease receipts and include restructuring liabilities related to contractual lease obligations for stores closed under the 2016 and 2017 restructuring programs, which are recorded in accounts payable and accrued expenses in the consolidated balance sheets.
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
Severance and retirement obligations represent future severance payments to former employees under the Company's 2016 and 2017 restructuring programs as well as future payments associated with the retirement of a former executive officer during the year ended December 31, 2016.
Deferred income tax liabilities as of December 31, 2017 were approximately $222.6 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its DAMI business, has unfunded lending commitments totaling approximately $354.5 million and $366.4 million as of December 31, 2017 and 2016, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.6 million and $0.5 million as of December 31, 2017 and 2016, respectively.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company’s significant accounting policies, see Note 1 to these consolidated financial statements.
Revenue Recognition
Aaron’s Business lease revenues are recognized as revenue in the month they are due. Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded as earned. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2017 and 2016, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $67.6 million and $61.9 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts, based on historical collection rates, of $47.3 million and $34.4 million, respectively.
Revenues from the sale of merchandise to franchisees are recognized at the time of receipt of the merchandise by the franchisee and revenues from such sales to other customers are recognized at the time of shipment.
DAMI recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. DAMI acquires loans receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3.0% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI’s direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
Lease Merchandise
Our Aaron's Business segment begins depreciating merchandise at the earlier of twelve months and one day or when the item is leased. We depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months.
Our policies generally require weekly lease merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at our fulfillment and manufacturing facilities annually, and appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor lease merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If obsolete lease merchandise cannot be returned to vendors, its carrying amount is adjusted to net realizable value or written off.
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. We record a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of December 31, 2017 and 2016, the allowance for lease merchandise write-offs was $35.6 million and $33.4 million, respectively. The provision for lease merchandise write-offs was $145.5 million, $134.1 million and $136.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in operating expenses in the accompanying consolidated statements of earnings.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. As an alternative to this annual impairment testing for intangible assets with indefinite lives and goodwill, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit’s net assets exceeds the reporting unit’s fair value.
Indefinite-lived intangible assets represent the value of trade names acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.

We estimate the fair value of indefinite-lived trade name intangible assets based on projected discounted future cash flows under a relief from royalty method. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2017 and determined that no impairment had occurred.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2017
Goodwill	$622,948
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	182,551
Goodwill and Other Intangibles, Net	$858,499
Management has deemed its operating segments to be reporting units due to the fact that the components included in each operating segment have similar economic characteristics. As of December 31, 2017, the Company had three operating segments and reporting units: Progressive Leasing, Aaron’s Business, and DAMI. The following is a summary of the Company’s goodwill by reporting unit:

December 31,
(In Thousands)	2017
Aaron’s Business	$334,147
Progressive Leasing	288,801
Total	$622,948
The Company performs its annual goodwill impairment testing as of October 1 each year. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the current and projected operating results, the significance of the excess of the reporting unit’s estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. During 2017, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed.
For the Aaron's Business reporting unit, we use a combination of valuation techniques to determine the fair value of our reporting units, including an income approach and a market approach. Under the income approach, we estimate fair value based on estimated discounted cash flows, which require assumptions about short-term and long-term revenue growth rates, operating margins, capital requirements, and a weighted-average cost of capital and/or discount rate. Under the market approach, we use a combination of valuation techniques to calculate the fair value of our reporting units, including a multiple of gross revenues approach and a multiple of projected EBITDA approach using assumptions consistent with those we believe a hypothetical marketplace participant would use.
We believe the benchmark companies we evaluate as marketplace participants for each reporting unit serve as an appropriate reference when calculating fair value because those benchmark companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. The values separately derived from each of the income and market approach valuation techniques were used to develop an overall estimate of the reporting unit's fair value. The selection and weighting of the various fair value techniques, which requires the use of management judgment to determine what is most representative of fair value, may result in a higher or lower fair value.
The Company completed its annual goodwill impairment test for the Aaron's Business reporting unit as of October 1, 2017, determining that no impairment had occurred and that the fair value of the reporting unit was substantially in excess of its carrying value. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2017 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Provision for Loan Losses and Loan Loss Allowance
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company’s judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from our estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
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
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the month following the billing cycle in which the loans receivable become 120 days past due.
The provision for loan losses was $21.0 million and $11.3 million for the years ended December 31, 2017 and 2016, respectively. The allowance for loan losses was $11.5 million and $6.6 million as of December 31, 2017 and 2016, respectively.
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
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease receipts based upon historical experience. As of December 31, 2017 and 2016, our reserve for closed stores was $15.7 million and $14.4 million, respectively. Due to changes in market conditions, our estimates related to sublease receipts may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding actual and estimated sublease receipts, our future obligations related to closed stores on an undiscounted basis were $35.6 million and $31.8 million as of December 31, 2017 and 2016, respectively.
Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience. Our gross estimated liability for workers compensation insurance claims, vehicle liability, and general liability was $40.5 million and $36.6 million at December 31, 2017 and 2016, respectively. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $33.8 million and $40.0 million at December 31, 2017 and 2016, respectively.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2017.

The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Recent Accounting Pronouncements
Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2017, we had $265.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.7%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of December 31, 2017 consisted of $97.5 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2017, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $1.0 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Atlanta, Georgia
March 1, 2018

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aaron’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2018

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated March 1, 2018, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$51,037	$308,561
Investments	20,385	20,519
Accounts Receivable (net of allowances of $46,946 in 2017 and $35,690 in 2016)	99,887	95,777
Lease Merchandise (net of accumulated depreciation and allowances of $760,722 in 2017 and $743,222 in 2016)	1,152,135	999,381
Loans Receivable (net of allowances and unamortized fees of $19,829 in 2017 and $13,830 in 2016)	86,112	84,804
Property, Plant and Equipment, Net	207,687	211,271
Goodwill	622,948	526,723
Other Intangibles, Net	235,551	247,672
Income Tax Receivable	100,023	11,884
Prepaid Expenses and Other Assets	116,499	109,144
Total Assets	$2,692,264	$2,615,736
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$304,810	$297,766
Deferred Income Taxes Payable	222,592	276,116
Customer Deposits and Advance Payments	68,060	62,427
Debt	368,798	497,829
Total Liabilities	964,260	1,134,138
Commitments and Contingencies (Note 9)	—	—
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2017 and 2016; Shares Issued: 90,752,123 at December 31, 2017 and 2016	45,376	45,376
Additional Paid-in Capital	270,043	254,512
Retained Earnings	1,819,524	1,534,983
Accumulated Other Comprehensive Income (Loss)	774	(531)
	2,135,717	1,834,340
Less: Treasury Shares at Cost
Common Stock: 20,733,010 Shares at December 31, 2017 and 19,303,578 at December 31, 2016	(407,713)	(352,742)
Total Shareholders’ Equity	1,728,004	1,481,598
Total Liabilities & Shareholders’ Equity	$2,692,264	$2,615,736
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2017	2016	2015
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$3,000,231	$2,780,824	$2,684,184
Retail Sales	27,465	29,418	32,872
Non-Retail Sales	270,253	309,446	390,137
Franchise Royalties and Fees	48,278	58,350	63,507
Interest and Fees on Loans Receivable	34,925	24,080	2,845
Other	2,556	5,598	6,211
	3,383,708	3,207,716	3,179,756
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,448,631	1,304,295	1,212,644
Retail Cost of Sales	17,578	18,580	21,040
Non-Retail Cost of Sales	241,356	276,608	351,777
Operating Expenses	1,403,985	1,351,785	1,357,030
Restructuring Expenses	17,994	20,218	—
Other Operating (Income) Expense, Net	(535)	(6,446)	1,324
	3,129,009	2,965,040	2,943,815
OPERATING PROFIT	254,699	242,676	235,941
Interest Income	1,835	2,699	2,185
Interest Expense	(20,538)	(23,390)	(23,339)
Other Non-Operating Income (Expense), Net	3,581	(3,563)	(1,667)
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	239,577	218,422	213,120
INCOME TAX (BENEFIT) EXPENSE	(52,959)	79,139	77,411
NET EARNINGS	$292,536	$139,283	$135,709
EARNINGS PER SHARE	$4.13	$1.93	$1.87
EARNINGS PER SHARE ASSUMING DILUTION	$4.06	$1.91	$1.86
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Net Earnings	$292,536	$139,283	$135,709
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	1,305	(14)	(427)
Total Other Comprehensive Income (Loss)	1,305	(14)	(427)
Comprehensive Income	$293,841	$139,269	$135,282
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2015	(18,264)	$(323,288)	$45,376	$227,290	$1,274,233	$(90)	$1,223,521
Dividends, $0.0940 per share	—	—	—	—	(6,822)	—	(6,822)
Stock-Based Compensation	5	89	—	13,605	—	—	13,694
Reissued Shares	107	1,726	—	(783)	—	—	943
Net Earnings	—	—	—	—	135,709	—	135,709
Foreign Currency Translation Adjustment	—	—	—	—	—	(427)	(427)
Balance, December 31, 2015	(18,152)	(321,473)	45,376	240,112	1,403,120	(517)	1,366,618
Dividends, $0.1025 per share	—	—	—	—	(7,420)	—	(7,420)
Stock-Based Compensation	4	68	—	20,160	—	—	20,228
Reissued Shares	217	3,188	—	(5,760)	—	—	(2,572)
Repurchased Shares	(1,373)	(34,525)	—	—	—	—	(34,525)
Net Earnings	—	—	—	—	139,283	—	139,283
Foreign Currency Translation Adjustment	—	—	—	—	—	(14)	(14)
Balance, December 31, 2016	(19,304)	(352,742)	45,376	254,512	1,534,983	(531)	1,481,598
Dividends, $0.1125 per share	—	—	—	—	(7,995)	—	(7,995)
Stock-Based Compensation	3	48	—	25,782	—	—	25,830
Reissued Shares	529	7,531	—	(10,251)	—	—	(2,720)
Repurchased Shares	(1,961)	(62,550)	—	—	—	—	(62,550)
Net Earnings	—	—	—	—	292,536	—	292,536
Foreign Currency Translation Adjustment	—	—	—	—	—	1,305	1,305
Balance, December 31, 2017	(20,733)	$(407,713)	$45,376	$270,043	$1,819,524	$774	$1,728,004
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$292,536	$139,283	$135,709
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,448,631	1,304,295	1,212,644
Other Depreciation and Amortization	82,572	82,378	80,203
Accounts Receivable Provision	203,389	167,923	163,111
Provision for Credit Losses on Loans Receivable	20,973	11,251	937
Stock-Based Compensation	27,400	21,470	14,163
Deferred Income Taxes	(59,201)	(35,162)	38,970
Other Changes, Net	(3,964)	(2,751)	(4,467)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,976,012)	(1,615,064)	(1,775,479)
Book Value of Lease Merchandise Sold or Disposed	415,607	433,464	510,657
Accounts Receivable	(208,947)	(149,826)	(173,159)
Prepaid Expenses and Other Assets	2,711	1,229	(35,649)
Income Tax Receivable	(88,139)	167,290	(54,351)
Accounts Payable and Accrued Expenses	(2,736)	(49,186)	69,218
Accrued Litigation Expense	1,314	(4,737)	(22,463)
Customer Deposits and Advance Payments	3,001	(4,621)	7,508
Cash Provided by Operating Activities	159,135	467,236	167,552
INVESTING ACTIVITIES:
Investments in Loans Receivable	(77,951)	(72,897)	(11,700)
Proceeds from Loans Receivable	59,641	64,739	15,211
Proceeds from Investments	2,658	—	—
Outflows on Purchases of Property, Plant & Equipment	(57,973)	(57,453)	(60,557)
Proceeds from Property, Plant, and Equipment	12,705	19,393	7,515
Outflows on Acquisitions of Businesses, Net of Cash Acquired	(145,558)	(9,762)	(73,295)
Proceeds from Dispositions of Businesses, Net of Cash Disposed	1,141	35,899	13,976
Cash Used in Investing Activities	(205,337)	(20,081)	(108,850)
FINANCING ACTIVITIES:
Proceeds from Debt	27,875	98,928	290,090
Repayments on Debt	(162,910)	(208,607)	(330,747)
Acquisition of Treasury Stock	(62,550)	(34,525)	—
Dividends Paid	(7,962)	(7,420)	(6,822)
Issuance of Stock Under Stock Option Plans	3,457	550	1,038
Shares Withheld for Tax Payments	(6,177)	(2,457)	(443)
Debt Issuance Costs	(3,130)	(132)	(425)
Cash Used in Financing Activities	(211,397)	(153,663)	(47,309)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	75	127	—
(Decrease) Increase in Cash and Cash Equivalents	(257,524)	293,619	11,393
Cash and Cash Equivalents at Beginning of Year	308,561	14,942	3,549
Cash and Cash Equivalents at End of Year	$51,037	$308,561	$14,942
Net Cash Paid (Received) During the Year:
Interest	$20,492	$22,511	$23,405
Income Taxes	98,296	(54,258)	91,720
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions to individual consumers. As of December 31, 2017, the Company’s operating segments are Progressive Leasing, Aaron’s Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers on a lease-to-own basis. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
The Aaron’s Business segment offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company’s Aaron’s-branded stores in the United States and Canada. This operating segment also supports franchisees of its Aaron’s-branded stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
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
On July 27, 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc. ("SEI"), the Company’s largest franchisee. Refer to Note 2 to these consolidated financial statements for additional discussion of the SEI acquisition.
The following table presents active doors for Progressive Leasing:

For the Year Ended December 31 (Unaudited)	2017	2016	2015
Progressive Leasing Active Doors[1]	26,861	21,840	16,947
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing twelve month period.
The following table presents store count by ownership type for the Aaron’s Business operations:

Stores at December 31 (Unaudited)	2017	2016	2015
Company-Operated Stores
Aaron’s Branded stores	1,175	1,165	1,223
HomeSmart	—	—	82
Total Company-Operated Stores	1,175	1,165	1,305
Franchised Stores[1]	551	699	734
Systemwide Stores	1,726	1,864	2,039
1As of December 31, 2017, 2016 and 2015, the Company has awarded 580, 749 and 813 franchises, respectively.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company holds notes issued by Perfect Home Holdings Limited ("Perfect Home"), a privately-held lease-to-own company that is primarily financed by share capital and senior debt. Perfect Home is based in the U.K. and operated 18 retail stores as of December 31, 2017.
Perfect Home is a variable interest entity ("VIE") because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home since the Company lacks power through voting or similar rights to direct the activities that most significantly affect Perfect Home’s economic performance. The Company’s maximum exposure to any potential losses associated with this VIE is equal to its total recorded investment, which is $20.4 million at December 31, 2017.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, consumer electronics, home appliances and accessories, to its customers for lease under certain terms agreed to by the customer. The Company’s Aaron's-branded stores offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company’s Progressive Leasing segment offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional retailers. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
Aaron's Business lease revenues are recognized as revenue net of related sales taxes in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets.
All of the Company’s customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease purchase agreements are capitalized as incurred and amortized over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
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
Franchise Royalties and Fees
The Company franchises its Aaron’s stores in markets where the Company has no immediate plans to enter. Franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections.
In addition, franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores. These fees are recognized as franchise fee revenue when substantially all of the Company’s obligations per location are satisfied, generally at the date of the store opening. The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 9 to these consolidated financial statements for additional discussion of the Company’s franchise-related guarantee obligation.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise fee revenue was $0.1 million, $0.4 million and $0.6 million; royalty revenue was $44.7 million, $53.7 million and $57.7 million; and finance fee revenue was $2.0 million, $2.3 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Deferred franchise and area development agreement fees, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets, were $0.6 million and $1.1 million at December 31, 2017 and 2016, respectively.
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
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI’s direct origination costs. The merchant fee discount and origination costs are netted on the consolidated balance sheet in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners also includes a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (e.g. DAMI) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion).
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
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, home appliances and accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven Furniture Industries operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores begin depreciating merchandise at the earlier of twelve months and one day or when the item is leased and depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. Depreciation is accelerated upon early payout.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2017	2016
Merchandise on Lease	$908,268	$786,936
Merchandise Not on Lease	243,867	212,445
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,152,135	$999,381
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
The following table shows the components of the allowance for lease merchandise write-offs:

	Year ended December 31,
(In Thousands)	2017	2016	2015
Beginning Balance	$33,399	$33,405	$27,573
Merchandise Written off, net of Recoveries	(143,230)	(134,110)	(130,548)
Provision for Write-offs	145,460	134,104	136,380
Ending Balance	$35,629	$33,399	$33,405
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $67.3 million, $69.9 million and $77.9 million in 2017, 2016 and 2015, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs amounted to $34.0 million, $40.8 million and $39.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are classified within operating expenses in the consolidated statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reimbursement of such advertising expense was $22.5 million, $22.2 million and $36.3 million in 2017, 2016 and 2015, respectively. The prepaid advertising asset was $1.4 million and $1.2 million at December 31, 2017 and 2016, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 12 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
(Shares In Thousands)	2017	2016	2015
Weighted Average Shares Outstanding	70,837	72,354	72,568
Dilutive Effect of Share-Based Awards	1,284	659	475
Weighted Average Shares Outstanding Assuming Dilution	72,121	73,013	73,043
Approximately 140,000, 939,000 and 460,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the years ended December 31, 2017, 2016 and 2015, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Investments
At December 31, 2017 and 2016, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home. The Perfect Home Notes ("Notes") consisted of outstanding principal and accrued interest of £15.1 million ($20.4 million) and £16.6 million ($20.5 million) at December 31, 2017 and 2016, respectively. The Notes are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the consolidated balance sheets. The British pound-denominated notes are remeasured into U.S. dollars at each period end with remeasurement gains and losses recorded as a component of other non-operating income (expense), net in the consolidated statements of earnings. The Notes matured on June 30, 2017. As a result of Perfect Home’s constrained liquidity, the Company ceased accruing additional interest income of the annualized 12% stated interest rate on the Notes effective April 1, 2017.
On December 5, 2017, Perfect Home entered into an agreement with a third party to obtain alternative sources of senior debt financing. In connection with that transaction, the Company also entered into agreements with Perfect Home to extend and refinance its debt investment in Perfect Home with the following terms: (i) payment of £2.0 million of the outstanding Note balance due to the Company upon closing of the refinanced agreement, which was paid in December 2017 and reduced the outstanding investment balance recorded in the Company’s consolidated balance sheets; (ii) extension of the maturity date to the earlier of December 31, 2019 or the occurrence of certain events such as a sale of Perfect Home or initial public offering; and (iii) issuance of warrants to buy non-voting shares of Perfect Home stock with a purchase price of £0.00001 per share. The interest rate remains 12% under the refinanced agreement, which we believe approximates market rates for investments of similar credit quality. In accordance with the terms of the refinanced agreement, Perfect Home began making monthly interest payments on the Notes in January 2018.
In light of the additional financing obtained by Perfect Home, which may lead to improvement in Perfect Home's future operating results and the Company's security interest, the Company believes no impairment has occurred as of December 31, 2017. The Company continues to retain a subordinated security interest in the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash. The Notes will remain on nonaccrual status until Perfect Home demonstrates it has the ability to make consistent payments on the remaining Note balance. If Perfect Home fails to execute on its business strategy to improve operating results, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for in-transit credit card transactions, real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2017	2016
Customers	$48,661	$36,227
Corporate	23,431	26,375
Franchisee	27,795	33,175
	$99,887	$95,777
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and its store-based operations. The Company’s policy for its Progressive Leasing segment is to accrue for uncollected amounts due based on historical collection experience. The provision is recognized as bad debt expense, which is classified in operating expenses within the consolidated statements of earnings. The Progressive Leasing segment writes-off lease receivables that are 120 days or more contractually past due.
For the Company’s store-based operations, contractually required lease payments are accrued when due; however, they are not always collected and customers can terminate the lease agreements at any time. For customers that do not pay timely, the Company’s store-based operations generally focus on obtaining a return of the lease merchandise. Therefore the Company’s policy for its store-based operations is to accrue a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees. Store-based operations write-off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Beginning Balance	$35,690	$34,861	$27,401
Accounts Written Off, net of Recoveries	(192,133)	(167,094)	(155,651)
Accounts Receivable Provision	203,389	167,923	163,111
Ending Balance	$46,946	$35,690	$34,861
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments for the years ended December 31:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Bad Debt Expense	170,574	128,333	122,184
Provision for Returns and Uncollected Renewal Payments	32,815	39,590	40,927
Accounts Receivable Provision	$203,389	$167,923	$163,111
Loans Receivable
Gross loans receivable represents the principal balances of credit card charges at DAMI’s participating merchants that remain outstanding to cardholders, plus unpaid interest and fees due from cardholders. The allowances and unamortized fees represents an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company’s judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
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
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the month following the billing cycle in which the loans receivable become 120 days past due.
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2017 and 2016 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

	December 31,
FICO Score Category	2017	2016
600 or Less	1.7%	1.8%
Between 600 and 700	76.5%	78.1%
700 or Greater	21.8%	20.1%
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 40 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company primarily develops software for use in its Progressive Leasing and store-based operations. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Costs are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. Generally, the life cycle for each feature update implementation is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $54.8 million, $53.6 million and $52.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $11.5 million, $9.2 million and $7.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company assesses its long-lived assets other than goodwill and other indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, the Company compares the carrying amount of the asset to its fair value as

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2017	2016
Prepaid Expenses	$31,509	$21,769
Prepaid Insurance	36,735	53,716
Assets Held for Sale	10,118	8,866
Deferred Tax Asset	11,589	5,912
Other Assets	26,548	18,881
	$116,499	$109,144
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2017 and 2016. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of December 31, 2017 and 2016 was $10.1 million and $8.9 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
The Company recorded impairment charges on assets held for sale of $0.7 million, $5.8 million and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively, in other operating (income) expense, net within the consolidated statements of earnings. These impairment charges related to the impairment of various parcels of land and buildings that the Company decided not to utilize for future expansion as well as the sale of the net assets of the HomeSmart disposal group in May 2016 as described below. Additionally, the Company recorded impairment charges on assets held for sale of $0.9 million during the year ended December 31, 2017 in restructuring expenses within the consolidated statements of earnings related to the impairment of land and buildings that the Company closed under the 2016 restructuring plan described in Note 10 to these consolidated financial statements.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that segment. The sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment was not classified as discontinued operations. The cash proceeds were recorded in proceeds from dispositions of businesses and contracts, net in the consolidated statements of cash flows. During the year ended December 31, 2016, the Company recognized an impairment loss of $4.3 million on the disposition and recorded additional charges of $1.1 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that were not included in the May 2016 disposition. The impairment loss and additional charges were recorded in other operating (income) expense, net in the consolidated statements of earnings.
Gains and losses on the disposal of assets held for sale were not significant in 2017 and 2015. The disposal of assets held for sale resulted in the recognition of net gains of $11.4 million in 2016 due mainly to the sale of the Company's former corporate headquarters building in January 2016 for cash of $13.6 million, resulting in a gain of $11.1 million. The cash proceeds were recorded in proceeds from sales of property, plant and equipment in the consolidated statements of cash flows and the gain was recorded in other operating (income) expense, net in the consolidated statements of earnings.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company completed its annual goodwill impairment test as of October 1, 2017 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2017 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Other Intangibles
Other intangibles include favorable operating leases, customer relationships, customer lease contracts, non-compete agreements and reacquired franchise rights acquired in connection with store-based business acquisitions, including the acquisition of SEI. The favorable operating lease intangible asset is amortized to rent expense, which is recorded within operating expenses in the consolidated statements of earnings, on a straight-line basis over the remaining lease terms. The customer relationship intangible asset is amortized on a straight-line basis over a two-year estimated useful life. The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). Acquired franchise rights are amortized on a straight-line basis over the unexpired life of the franchisee’s ten year license term.
Other intangibles also include the identifiable intangible assets acquired as a result of the DAMI and Progressive Leasing acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. As more fully described in Note 2 to these consolidated financial statements, the Company amortizes the definite-lived intangible assets acquired as a result of the DAMI acquisition on a straight-line basis over five years. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive Leasing acquisition on a straight-line basis over periods ranging from one to three years for customer lease contracts and internal use software and ten to 12 years for technology and merchant relationships.
Indefinite-lived intangible assets represent the value of trade names acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.
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
The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2017 and determined that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2017	2016
Accounts Payable	$80,821	$71,941
Accrued Insurance Costs	41,680	47,649
Accrued Salaries and Benefits	46,511	41,612
Accrued Real Estate and Sales Taxes	31,054	32,986
Deferred Rent	29,912	31,859
Other Accrued Expenses and Liabilities	74,832	71,719
	$304,810	$297,766

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Reserves
Estimated insurance reserves are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to the Company’s employees. Insurance reserves are recorded within accrued insurance costs in accounts payable and accrued expense in the consolidated balance sheets. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carrier to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.5 million as of December 31, 2017 and 2016, respectively. The capitalized cost is depreciated over the useful life of the related asset.
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
Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including investments and fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value for the loans receivable, net of allowances, and any revolving credit borrowings also approximate their carrying amounts.
Foreign Currency
The financial statements of the Company’s Canadian subsidiary are translated from the Canadian dollar to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of the subsidiary are recorded in accumulated other comprehensive income as a component of shareholders’ equity.
Foreign currency remeasurement gains and losses are recorded as a component of other non-operating income (expense), net in the consolidated statements of earnings and were gains of approximately $2.1 million for the year ended December 31, 2017 and losses of $3.7 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively.
Supplemental Disclosure of Noncash Investing Transactions
During the year ended December 31, 2017, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as business combinations and business disposals. The fair value of the noncash consideration exchanged in these transactions was $6.1 million.
As described in Note 2 to these consolidated financial statements, the purchase price for the acquisition of SEI included the non-cash settlement of pre-existing accounts receivable SEI owed the Company of $3.5 million. This non-cash consideration

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been excluded from the line "Outflows on Acquisitions of Businesses, Net of Cash Acquired" in the investing activities section of the statement of cash flows.
Hurricane Impact
During the third and fourth quarters of 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures) and employee assistance payments; (ii) increased customer-related accounts receivable allowances and lease merchandise allowances primarily in the impacted areas; and (iii) lost lease revenue due to store closures of Aaron’s Business and Progressive Leasing retail partners and lost lease revenue due to the postponing of customer payments in the impacted areas.
As a result of the hurricanes, the Company recorded pre-tax losses of $4.7 million related to property that was either destroyed or severely damaged by Hurricanes Harvey or Irma, store repair costs, and other storm related remediation costs. The Company recognized $3.3 million of pre-tax income for estimated future property-related insurance proceeds related to the damages. In December 2017, the Company received a partial cash payment of $0.4 million from its insurers. As of December 31, 2017, the Company has an insurance receivable for property-related damages of $2.9 million, which the Company believes is probable of receipt. The Company also increased its customer-related accounts receivable allowances and lease merchandise allowances by a combined $3.6 million, primarily due to delays in payments from customers in the impacted areas. The property losses, net of probable insurance retention and probable recoveries, and customer-related allowances were recorded within operating expenses in the consolidated statements of earnings. The insurance receivable was classified within prepaid expenses and other assets in the consolidated balance sheets.
As of December 31, 2017, the Company has not recognized or received any insurance proceeds related to its business interruption losses.
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
The ASU requires excess tax benefits and deficiencies that result from the difference between what is deductible for tax purposes and the compensation cost recognized for financial reporting purposes to be recognized prospectively as income tax benefit or expense in the statement of earnings in the reporting period in which they occur. Previously, the excess tax benefits and deficiencies were recognized in additional paid-in capital. During the year ended December 31, 2017, the recognition of tax benefits on exercised options and vested restricted stock increased the Company's income tax benefit by $1.1 million.
The ASU also requires excess tax benefits and deficiencies to be classified as an operating activity on the statement of cash flows. Prior to the update, excess tax benefits and deficiencies were classified as a financing activity. This amendment has been adopted by the Company on a retrospective basis and as a result we have reclassified $0.7 million and $0.3 million of excess tax deficiencies and benefits, respectively, previously disclosed as a financing activity in the statement of cash flows to operating activities for the years ended December 31, 2016 and December 31, 2015, respectively.
The ASU requires cash paid by the Company when directly withholding shares for tax-withholding purposes to be classified retrospectively as a financing activity on the statement of cash flows. As a result, cash outflows of $2.5 million and $0.4 million representing cash payments to tax authorities for shares withheld during the years ended December 31, 2016 and December 31, 2015, respectively, were reclassified from operating activities to financing activities.
The Company elected to continue to estimate forfeitures in determining the amount of stock compensation expense.
Pending Adoption
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09, and, as a result of a subsequent update, it will be effective in annual reporting periods, and interim periods within that period, beginning after December 15, 2017. While the majority of the Company’s revenues are related to leasing activities and not within the scope of ASU 2014-09, certain of the

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s revenue streams related to its franchise business will result in changes to the timing of revenue recognition as well as the presentation of certain revenues.
The standard will change the timing of recognition of pre-opening revenue from franchisees. The Company’s current accounting policy is to recognize initial franchise pre-opening revenue when earned, which is generally when a new store opens. Under the new standard, the initial franchise pre-opening services are not distinct from the continuing franchise services as they would not transfer a benefit to the franchisee directly without use of the franchise license and should be bundled with the franchise license as a single performance obligation. As a result, the pre-opening revenues will be recognized from the store opening date over the remaining life of the franchise license term.
The standard will change the presentation of advertisement fees charged to franchisees. Advertising fees charged to franchisees are currently recorded as a reduction to advertising expense, which is classified within operating expenses in the consolidated statements of earnings. The new standard will result in the presentation of advertisement fees charged to franchisees to be reported on a gross basis within franchise royalties and fee revenue in the consolidated statements of earnings. The Company does not currently believe these matters will result in a material impact to the consolidated statements of earnings. The changes associated with the adoption of ASU 2014-09 will not require significant changes to controls and procedures around the revenue recognition process. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and recorded an adjustment to opening retained earnings and deferred revenue of $2.4 million on January 1, 2018.
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
The Company believes the new standard will result in certain store acquisitions (disposals) which do not transfer a substantive process to be accounted for as asset acquisitions (disposals). The Company has identified a separate "expanded customer base" intangible asset, which will be separately valued and recorded in asset acquisitions as a result of the new definition of a business standard. The "expanded customer base" represents the estimated fair value of the acquisition purchase price paid by the Company for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets. This intangible asset is currently subsumed in goodwill in a business combination. In situations in which the purchase price exceeds the fair value of the assets acquired, any remaining economic goodwill will be allocated on a relative fair value basis to all acquired assets, including merchandise inventory. In situations in which the fair value of the assets acquired exceeds the purchase price, the acquisition will be treated as a bargain purchase with the excess allocated on a relative fair value basis to all assets. This will result in the recognition of the initial asset bases at less than fair value, including merchandise inventory.
The Company routinely enters into arrangements to acquire lease merchandise inventory and the related customer lease agreements of a store; however, the arrangement does not transfer a substantive process. These acquisitions will result in all of the purchase price getting assigned to definite lived assets, instead of a portion going to goodwill, which will result in higher depreciation and amortization expense under the new standard. Transactions that will now be accounted for as asset disposals, instead of business disposals, will not result in the write-off of goodwill as part of the disposal.
The Company will adopt the new standard in the first quarter of 2018. The impact of this new standard on the Company's consolidated statements of earnings will depend on the quantity and magnitude of future acquisitions (disposals) that will be treated as an asset acquisition (or disposal) in accordance with ASU 2017-01.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today’s lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company’s revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will likely result in the Company classifying bad debt expense incurred within its Progressive Leasing segment as a reduction of lease revenue and fees within the consolidated statements of earnings. The new standard will impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating the other impacts of adopting ASU 2016-02. The Company intends to adopt the new standard in the first quarter of 2019.

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
NOTE 2: ACQUISITIONS
During the years ended December 31, 2017, 2016 and 2015, cash payments, net of cash acquired, related to the acquisitions of businesses and contracts were $145.6 million, $9.8 million and $73.3 million, respectively. Cash payments made during the years ended December 31, 2017 and December 31, 2015 principally relate to the SEI and DAMI acquisitions, respectively, as described below.
Acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The results of DAMI have been presented as a reportable segment from the October 15, 2015 acquisition date. Refer to Note 13 to these consolidated financial statements for more information on DAMI’s revenues and earnings before income taxes since the acquisition date. The effect of the Company’s other acquisitions on the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 was not significant.
SEI/Aaron’s, Inc. Acquisition
On July 27, 2017, the Company acquired substantially all of the assets and liabilities of the store operations of SEI, the Company’s largest franchisee, for approximately $140 million in cash. At the time of the acquisition, those store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company’s omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing Aaron’s ability to drive inventory supply-chain synergies between the Aaron’s Business and Progressive Leasing in markets that SEI served. The acquired SEI operations generated revenues of $58.3 million and earnings before income taxes of $2.5 million from July 27, 2017 through December 31, 2017, which are included in our consolidated statements of earnings. Included in the earnings before income taxes of the SEI operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired SEI stores. The revenues and earnings before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated from SEI, as a franchisee, from July 27, 2017 through December 31, 2017 had the transaction not been completed.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Accounting
The SEI acquisition has been accounted for as a business combination, and the results of operations of the acquired business is included in the Company’s results of operations from the date of acquisition. The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the SEI acquisition as of the July 27, 2017 acquisition date:

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$140,000	$—	$140,000
Settlement of Pre-existing Accounts Receivable SEI owed Aaron's, Inc.	3,452	—	3,452
Reimbursement for Insurance Costs	(100)	—	(100)
Working Capital Adjustment	—	188	188
Consideration Transferred	143,352	188	143,540
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	34	—	34
Receivables	1,448	—	1,448
Lease Merchandise	40,941	—	40,941
Property, Plant and Equipment	8,279	553	8,832
Other Intangibles[3]	16,472	(2,894)	13,578
Prepaid Expenses and Other Assets	440	—	440
Total Identifiable Assets Acquired	67,614	(2,341)	65,273
Accounts Payable and Accrued Expenses	(5,470)	(1,064)	(6,534)
Customer Deposits and Advance Payments	(2,500)	—	(2,500)
Capital Leases	(4,630)	116	(4,514)
Total Liabilities Assumed	(12,600)	(948)	(13,548)
Goodwill[4]	88,338	3,477	91,815
Net Assets Acquired	$55,014	$(3,289)	$51,725
1 As previously reported in the notes to the condensed consolidated financial statements as of September 30, 2017.
2 The acquisition accounting adjustments relate to finalizing information that existed as of the acquisition date regarding the fair value of vehicles under capital leases. Additionally, the Company obtained further information regarding the fair value of assumed favorable and unfavorable property operating leases based on comparable market terms of similar leases based on information that existed as of the acquisition date, which the Company expects to complete prior to the one year anniversary date of the acquisition.
3 Identifiable intangible assets are further disaggregated in the table set forth below.
4 The total goodwill recognized in conjunction with the SEI acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing the valuation of assumed favorable and unfavorable property operating leases as described above and finalizing certain working capital adjustments.
The estimated intangible assets attributable to the SEI acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$1,244	5.0
Customer Lease Contracts	2,130	1.0
Customer Relationships	3,176	2.0
Reacquired Franchise Rights	3,640	4.1
Favorable Operating Leases	3,388	8.5
Total Acquired Intangible Assets[1]	$13,578
1 Acquired definite-lived intangible assets have a total weighted average life of 4.3 years.
During the year ended December 31, 2017, the Company incurred $2.0 million of acquisition-related costs in connection with the SEI acquisition. These costs were included in operating expenses in the consolidated statements of earnings.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DAMI Acquisition
On October 15, 2015, Progressive Leasing acquired a 100% ownership interest in DAMI for a total purchase price of $54.9 million, inclusive of cash acquired of $4.2 million. Together with Progressive, DAMI allows the Company to provide retail and merchant partners with one source for financing and leasing transactions with below-prime customers. The following table presents the summary of the assets acquired and liabilities assumed as of the acquisition date, as well as the acquisition accounting adjustments. The final acquisition accounting adjustments did not have a significant effect on the consolidated statements of earnings.

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
1 As previously reported in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2017	2016
Trade Name	$53,000	$53,000
Goodwill	622,948	526,723
Indefinite-lived Intangible Assets	$675,948	$579,723
The following table provides information related to the carrying amount of goodwill by operating segment:

(In Thousands)	Progressive Leasing	Aaron’s Business	DAMI	Total
Balance at January 1, 2016	$290,605	$248,580	$290	$539,475
Acquisitions	—	4,345	—	4,345
Disposals, Currency Translation and Other Adjustments	(1,804)	(15,173)	—	(16,977)
Acquisition Accounting Adjustments	—	170	(290)	(120)
Balance at December 31, 2016	288,801	237,922	—	526,723
Acquisitions	—	97,460	—	97,460
Disposals, Currency Translation and Other Adjustments	—	(1,271)	—	(1,271)
Acquisition Accounting Adjustments	—	36	—	36
Balance at December 31, 2017	$288,801	$334,147	$—	$622,948
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2017			2016
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal Use Software	$14,000	$(14,000)	$—	$14,000	$(12,665)	$1,335
Technology	68,550	(25,639)	42,911	68,550	(18,529)	50,021
Merchant Relationships	181,000	(56,018)	124,982	181,000	(40,934)	140,066
Other Intangibles[1]	19,558	(4,900)	14,658	6,581	(3,331)	3,250
Total	$283,108	$(100,557)	$182,551	$270,131	$(75,459)	$194,672
1 Other intangibles primarily include favorable operating leases, customer relationships, customer lease contracts, non-compete agreements and reacquired franchise rights.
Total amortization expense of definite-lived intangible assets, which includes rent expense on favorable operating leases, included in operating expenses in the accompanying consolidated statements of earnings, was $27.7 million, $28.8 million and $28.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2018	$28,018
2019	25,317
2020	24,037
2021	22,684
2022	22,547

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2017			December 31, 2016
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,927)	$—	$—	$(11,978)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2017			December 31, 2016
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$10,118	$—	$—	$8,866	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating (income) expense, net or restructuring expenses (if the asset is a part of the 2016 or 2017 restructuring program) in the consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2017			December 31, 2016
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes [1]	$—	$—	$20,385	$—	$—	$20,519
Fixed-Rate Long Term Debt [2]	—	(273,476)	—	—	(368,408)	—
1 The Perfect Home Notes are carried at cost, which we believe approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the Notes are impaired. On December 5, 2017, Perfect Home entered into an agreement with a third party to obtain alternative sources of senior debt financing. In light of the additional financing obtained by Perfect Home and the Company's subordinated security interest in the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash, the Company has estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment has been considered to have occurred as of December 31, 2017. See Note 1 to these consolidated financial statements for further details regarding the Perfect Home refinancing agreement.
2 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $265.0 million and $350.0 million at December 31, 2017 and 2016, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2017	2016
Land	$19,768	$22,843
Buildings and Improvements	67,053	69,935
Leasehold Improvements and Signs	69,407	75,786
Fixtures and Equipment[1]	266,761	247,565
Assets Under Capital Leases:
with Related Parties	4,032	10,573
with Unrelated Parties	12,426	11,063
Construction in Progress	10,863	4,568
	450,310	442,333
Less: Accumulated Depreciation and Amortization	(242,623)	(231,062)
	$207,687	$211,271

[1]
Includes internal-use software development costs of $86.2 million and $73.0 million as of December 31, 2017 and 2016, respectively. Accumulated amortization of internal-use software development costs amounted to $42.6 million and $31.1 million as of December 31, 2017 and 2016, respectively.

Amortization expense on assets recorded under capital leases is included in operating expenses and was $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital leases primarily consist of buildings and improvements, as well as vehicles assumed as part of the SEI acquisition. Assets under capital leases with related parties included $3.6 million and $9.0 million in accumulated depreciation and amortization as of December 31, 2017 and 2016, respectively. Assets under capital leases with unrelated parties included $4.7 million and $6.9 million in accumulated depreciation and amortization as of December 31, 2017 and 2016, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2017	2016
Credit Card Loans[1]	$89,728	$64,794
Acquired Loans[2]	16,213	33,840
Loans Receivable, Gross	105,941	98,634

Allowance for Loan Losses	(11,454)	(6,624)
Unamortized Fees	(8,375)	(7,206)
Loans Receivable, Net of Allowances and Unamortized Fees	$86,112	$84,804
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category[1]	2017	2016
30-59 Days Past Due	7.1%	6.8%
60-89 Days Past Due	3.6%	3.2%
90 or more Days Past Due	4.1%	4.3%
Past Due Loans Receivable	14.8%	14.3%
Current Loans Receivable	85.2%	85.7%
Balance of Loans Receivable on Nonaccrual Status	$2,016	$1,072
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	December 31,
(In Thousands)	2017	2016
Beginning Balance[1]	$6,624	$937
Provision for Loan Losses	20,973	11,251
Charge-offs	(16,852)	(5,675)
Recoveries	709	111
Ending Balance	$11,454	$6,624
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: INDEBTEDNESS
Following is a summary of the Company’s debt, net of unamortized debt issuance costs:

	December 31,
(In Thousands) [1]	2017	2016
DAMI Credit Facility	$—	$47,302
Revolving Facility	—	—
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	24,994	49,975
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	239,784	299,562
Term Loan, Due in Installments through September 2022	96,272	94,626

Capital Lease Obligation:
with Related Parties	1,314	3,095
with Unrelated Parties	6,434	3,269
Total Debt	368,798	497,829
Less: Current Maturities	97,192	146,515
Long-Term Debt	$271,606	$351,314
1 Total debt as of December 31, 2017 includes unamortized debt issuance costs of $1.5 million. The Company has also recorded $3.2 million of debt issuance costs related to the revolving credit facility within prepaid expenses and other assets in the consolidated balance sheets.
Revolving Credit Agreement and Term Loan
On September 18, 2017, the Company entered into a second amended and restated revolving credit and term loan agreement (the "Amended Agreement") to, among other things, (i) increase the maximum revolving credit commitment from $225.0 million to $400.0 million (including increases in the existing letter of credit subfacility from $20.0 million to $35.0 million); (ii) provide for a $100.0 million term loan facility, an increase of $15.6 million from the $84.4 million remaining principal on the previous $125.0 million term loan, which is prepayable without penalty; (iii) amend the interest rate to bear interest at an adjusted London Interbank Overnight (LIBO) rate plus a margin within a range of 1.25% to 2.25% depending on the Company’s total net debt to EBITDA ratio or, alternatively, the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, with the amount of such margin determined based upon the ratio of the Company's total net debt to EBITDA, for loans based on the base rate; (iv) provide for quarterly term loan repayment installments of $2.5 million, payable on the last day of each March, June, September, and December; and (v) extend the maturity date from December 9, 2019 to September 18, 2022. The increases to the Company’s revolving credit availability and term loan facility are intended for general working capital needs and were used to fully repay and terminate the $53.0 million of outstanding borrowings under its DAMI credit facility, which was scheduled to mature on October 15, 2017. The term loan interest rate was 2.82% as of December 31, 2017.
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
The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company's ratio of total debt to adjusted EBITDA. As of December 31, 2017, the amount available under the revolving credit component of the Amended Agreement was reduced by approximately $6.1 million for our outstanding letters of credit, resulting in availability of $393.9 million.
The Company concluded that the Amended Agreement constituted a debt modification and is deferring the $1.7 million of unamortized debt issuance costs remaining as of the amendment date over the term of the Amended Agreement. In connection with the Amended Agreement, the Company incurred $3.0 million of lender fees and third party legal and administrative fees, of which $0.2 million was recorded as interest expense within the consolidated statements of earnings for the year ended December 31, 2017.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2014 Note Purchase Agreements
On April 14, 2014, the Company entered into note purchase agreements, as amended, pursuant to which the Company and certain of its subsidiaries as co-obligors issued $300.0 million in aggregate principal amount of senior unsecured notes in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Payments of interest commenced on July 14, 2014 and are due quarterly, and principal payments of $60.0 million commenced on April 14, 2017 and are due annually until maturity.
Financial Covenants
The revolving credit and term loan agreement, senior unsecured notes discussed above, and franchise loan program discussed in Note 9 to these consolidated financial statements contain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges as defined in the Amended Agreement.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. Under the Company’s revolving credit and term loan agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2017, the Company was in compliance with all covenants related to its outstanding debt.
Capital Leases with Related Parties
As of December 31, 2017, the Company had nine remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company leases the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of $0.8 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC. In January 2018, the Company extended six of the nine lease agreements with an additional five year term commencing at the expiration of the original lease agreements in November 2019.
Future principal maturities under the Company’s debt and capital lease obligations are as follows:

(In Thousands)
2018	$97,556
2019	72,768
2020	71,670
2021	70,693
2022	57,561
Thereafter	—
Total	$370,248

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) the manufacturing deduction that expired in 2017 under the previous tax legislation was not extended. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit. The Company will lose its 2017 manufacturing deduction, which is limited to 9% of taxable income, as the Company is estimating it will be in a net operating loss position for tax purposes in 2017 as a result of the Tax Act's 100% expense deduction on qualified depreciable assets discussed above.
We performed a provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects. The estimated tax benefit we recorded for the year ended December 31, 2017 related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our federal and state calculations, changes in interpretations and assumptions that we have made, and additional guidance that may be issued by the U.S. Government. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense (benefit) in the reporting period when such adjustments are determined.
As result of the 100% bonus depreciation provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017; and therefore, has a $100.0 million income tax receivable as of December 31, 2017. In addition, as a result of the extended bonus depreciation provisions in the Protecting Americans From Tax Hikes Act of 2015 not being enacted until December 2015, the Company paid more than the amount ultimately required for the 2015 federal tax liability. Due to that overpayment the Company received a refund of $120.0 million in February 2016.
Following is a summary of the Company’s income tax (benefit) expense:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Current Income Tax Expense:
Federal	$(3,530)	$103,993	$32,999
State	9,772	10,308	5,442
	6,242	114,301	38,441
Deferred Income Tax (Benefit) Expense:
Federal	(60,547)	(33,470)	35,413
State	1,346	(1,692)	3,557
	(59,201)	(35,162)	38,970
Income Tax (Benefit) Expense	$(52,959)	$79,139	$77,411

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2017	2016
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$122,155	$185,891
Goodwill and Other Intangibles	37,080	52,135
Investment in Partnership	107,173	96,291
Other, Net	2,074	1,619
Total Deferred Tax Liabilities	268,482	335,936
Deferred Tax Assets:
Accrued Liabilities	25,509	33,243
Advance Payments	8,199	13,087
Other, Net	23,771	20,277
Total Deferred Tax Assets	57,479	66,607
Less Valuation Allowance	—	(875)
Net Deferred Tax Liabilities	$211,003	$270,204
The Company’s effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory Rate	35.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	2.7	2.6	2.7
Federal Tax Credits	(0.8)	(1.1)	(0.5)
Change in Valuation Allowance	(0.4)	—	—
Tax Act Enactment - Remeasurement of net Deferred Tax Liabilities	(58.2)	—	—
Other, net	(0.4)	(0.3)	(0.9)
Effective Tax Rate	(22.1)%	36.2%	36.3%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2014.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Balance at January 1,	$2,594	$3,561	$2,644
Additions Based on Tax Positions Related to the Current Year	456	258	331
Additions for Tax Positions of Prior Years	232	293	1,176
Prior Year Reductions	(236)	(776)	(1)
Statute Expirations	(346)	(609)	(589)
Settlements	(431)	(133)	—
Balance at December 31,	$2,269	$2,594	$3,561
As of December 31, 2017 and 2016, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $1.7 million and $2.5 million, respectively, including interest and penalties.
During the year ended December 31, 2017 and 2016, the Company recognized a net benefit of $0.6 million and $0.1 million, respectively, related to interest and penalties. During the year ended December 31, 2015, the Company recognized interest and penalties of $0.4 million. The Company had $0.3 million and $0.9 million of accrued interest and penalties at December 31, 2017 and 2016, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax (benefit) expense.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: COMMITMENTS AND CONTINGENCIES
Leases
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. The Company also leases certain properties under capital leases that are more fully described in Note 7 to these consolidated financial statements. Most of the leases contain renewal options for additional periods ranging from one to 20 years. In addition, certain properties occupied under operating leases contain normal purchase options. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or 15 years. While a majority of leases do not require escalating payments, for the leases which do contain such provisions, the Company records the related expense on a straight-line basis over the lease term. The Company leases transportation vehicles mainly under operating leases, with the exception of the acquired SEI vehicles which are leased under capital leases. Management expects that most leases will be renewed or replaced by other leases in the normal course of business.
Rental expense, net of sublease receipts, was $104.3 million, $116.2 million, and $116.5 million in the years ended December 31, 2017, 2016, and 2015, respectively, which are reported within operating expenses in the consolidated statements of earnings. The Company also incurred contractual lease obligations charges, net of estimated sublease receipts, of $13.4 million and $11.6 million, in the years ended December 31, 2017 and 2016, respectively, related to the closure of Company-operated stores which are reported within restructuring expenses in the consolidated statements of earnings.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2017 are as follows:

(In Thousands)	Total
2018	$107,038
2019	91,317
2020	77,056
2021	58,282
2022	42,046
Thereafter	81,284
$457,023
The Company has anticipated future sublease receipts from executed sublease agreements of $5.0 million in 2018, $4.2 million in 2019, $3.1 million in 2020, $2.4 million in 2021, $1.6 million in 2022 and $1.7 million thereafter through 2025.
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2017, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $45.3 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is $0.7 million as of December 31, 2017.
On September 18, 2017, the Company entered into the sixth amendment to the franchise loan facility agreement to, among other changes: (i) reduce the maximum facility commitment amount under the franchisee loan program from $125.0 million to $85.0 million and (ii) release certain inactive subsidiaries of the Company from their guarantee obligations. The loan agreement continues to provide a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. On October 25, 2017, the Company entered into an amendment to the franchise loan facility agreement to, among other changes: (i) extend the maturity date from December 7, 2017 to October 24, 2018; and (ii) amend the financial covenants to be consistent with the Revolving Credit and Term Loan Agreement financial covenants. See Note 7 to these consolidated financial statements for more information regarding the Company's financial covenants.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which the Company is currently a party are described below. The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position and results of operations.
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
At December 31, 2017 and 2016, the Company had accrued $7.3 million and $6.0 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million.
At December 31, 2017, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0.5 million and $3.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On September 26, 2017, the District Court again denied plaintiffs' motion for class certification. Plaintiffs have filed a petition with the United States Court of Appeals for the Third Circuit for permission to appeal the denial of class certification. The Company is opposing this petition, and a decision remains pending.
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
In Michael Peterson v. Aaron’s, Inc. and Aspen Way Enterprises, Inc., filed on June 19, 2014, in the United States District Court for the Northern District of Georgia, plaintiffs claim that the Company and Aspen Way knowingly violated plaintiffs' privacy and the privacy of plaintiffs' law firm's clients in violation of the ECPA and the Computer Fraud Abuse Act. Plaintiffs seek certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of PC Rental Agent software. The Court has dismissed all claims except a claim for aiding and abetting invasion of privacy. Plaintiffs filed a motion for class certification which the Court denied on January 25, 2017. On May 5, 2017, the Company filed a motion for summary judgment on the remaining single plaintiff case, and on October 3, 2017, the District Court granted that motion in its entirety as to Aaron's, Inc. The case remains pending solely against Aspen Way Enterprises, Inc.
Securities
Re Aaron's Securities Litigation, f/k/a Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed on June 16, 2017 in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company filed a motion to dismiss the lawsuit on December 15, 2017. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
Other Contingencies
At December 31, 2017, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $20.3 million. Payments under these commitments are scheduled to be $9.8 million in 2018, $7.2 million in 2019, $2.7 million in 2020 and $0.7 million in 2021.
The Company is a party to various claims and legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Risk
The Company, through its DAMI business, has unfunded lending commitments totaling $354.5 million and $366.4 million as of December 31, 2017 and 2016, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.6 million and $0.5 million as of December 31, 2017 and 2016, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the consolidated balance sheets.
NOTE 10: RESTRUCTURING
2017 Restructuring Program
During the year ended December 31, 2017, the Company initiated a restructuring program that included a further review of the Company-operated Aaron’s store portfolio in order to continue rationalizing its store base to better align with marketplace demand. As a result of this restructuring program, the Company closed 15 underperforming Company-operated stores during 2017 and anticipates closing an additional eight stores in the first six months of 2018. Total restructuring charges of $3.0 million were recorded during the year ended December 31, 2017 under the 2017 program, which were comprised of $1.7 million related to a realignment of the Company’s home office organizational structure to more closely align with current business conditions, $0.8 million related to Aaron’s contractual lease obligations for closed stores, and $0.5 million related to the write-off and impairment of Aaron’s store property, plant and equipment. These costs were included in restructuring expenses in the consolidated statements of earnings. The Company expects to incur approximately $1.5 million of additional charges related to the 2017 restructuring program, which are expected to be incurred in the first six months of 2018. This estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
2016 Restructuring Program
During the year ended December 31, 2016, the Company initiated a restructuring program that included a thorough review of the Company-operated Aaron’s store portfolio and the subsequent closure or planned closure of underperforming stores. As a result of this restructuring program, the Company closed 123 underperforming Company-operated stores throughout 2016 and 2017. The Company also optimized its home office staff during 2016 and field support during 2016 and 2017, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions. Total restructuring charges of $15.0 million and $20.2 million were recorded during the years ended December 31, 2017 and December 31, 2016, respectively, under the 2016 program. Charges incurred during 2017 were comprised of $12.6 million related to Aaron’s store contractual lease obligations for closed stores, $1.5 million related to reduction of headcount to more closely align with current business conditions, and $0.9 million related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program. These costs were included in restructuring expenses in the consolidated statements of earnings. The Company does not expect to incur any further material charges related to the 2016 restructuring program.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of the accruals for both programs, which are recorded in accounts payable and accrued expenses in the consolidated balance sheets, and the activity for the years ended December 31, 2017 and December 31, 2016:

(In Thousands)	Contractual Lease Obligations	Severance	Total
Balance at January 1, 2016	$—	$—	$—
Charges	11,830	3,883	15,713
Adjustments[1]	(241)	—	(241)
Restructuring Charges	11,589	3,883	15,472
Payments	(1,006)	(1,804)	(2,810)
Balance at December 31, 2016	10,583	2,079	12,662
Charges	13,501	3,176	16,677
Adjustments[1]	(69)	—	(69)
Restructuring Charges	13,432	3,176	16,608
Payments	(11,578)	(2,952)	(14,530)
Balance at December 31, 2017	$12,437	$2,303	$14,740
1Adjustments relate to changes in sublease assumptions and interest accretion.
The following table summarizes restructuring charges by segment for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(In Thousands)	Aaron’s Business	DAMI[1]	Total	Aaron’s Business	Total
Contractual Lease Obligations	$13,432	$—	$13,432	$11,589	$11,589
Severance	2,705	471	3,176	3,883	3,883
Fixed Asset Impairment and Other	1,386	—	1,386	4,746	4,746
Total Restructuring Expense	$17,523	$471	$17,994	$20,218	$20,218
1Restructuring charges for DAMI relate primarily to severance and other costs related to the segment’s relocation of its headquarters. Future DAMI restructuring charges are expected to be immaterial.
To date, the Company has incurred charges of $38.2 million under the 2016 and 2017 restructuring programs.
NOTE 11: SHAREHOLDERS’ EQUITY
The Company held 20,733,010 shares in its treasury and was authorized to purchase an additional 7,162,279 shares at December 31, 2017. On February 13, 2018, the Company replaced the stock repurchase program previously authorized by its Board of Directors with a newly authorized $500 million stock repurchase program. The holders of common stock are entitled to receive dividends and other distributions in cash, stock or property of the Company as and when declared by its Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2017, the Company had issued approximately 306,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding on the consolidated balance sheet.
In 2017, the Company repurchased 1,961,442 shares of its common stock for $62.6 million. In 2016, the Company repurchased 1,372,700 shares of its common stock for $34.5 million. There was no share repurchase activity during 2015.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2017, no preferred shares have been issued.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: STOCK-BASED COMPENSATION
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
As of December 31, 2017, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 2,380,572.
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $27.4 million, $21.5 million and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These costs were included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $10.4 million, $8.2 million and $5.4 million in the years ended December 31, 2017, 2016 and 2015, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $1.1 million and $0.3 million for the years ended December 31, 2017 and 2015, respectively. Tax deductions less than recognized compensation cost were $0.7 million for the year ended December 31, 2016.
As of December 31, 2017, there was $24.4 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 1.6 years.
Stock Options
Under the Company’s 2001 Plan, options granted become exercisable after a period of one to five years and unexercised options lapse 10 years after the date of grant. Under the Company’s 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Unvested options are subject to forfeiture upon termination of service for both plans. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company’s treasury shares upon share option exercises.
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
The Company granted 518,000, 634,000 and 338,000 stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2017	2016	2015
Dividend Yield	0.4%	0.4%	0.3%
Expected Volatility	32.8%	34.2%	28.9%
Risk-free Interest Rate	1.9%	1.3%	1.6%
Expected Term (in years)	5.3	5.3	5.2
Weighted-average Fair Value of Stock Options Granted	$8.55	$7.10	$8.41

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2017	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2017	Weighted Average Exercise Price
$10.01-15.00	61	0.79	$14.11	61	$14.11
15.01-20.00	49	2.15	19.92	49	19.92
20.01-25.00	586	8.14	22.67	191	22.73
25.01-30.00	780	8.37	27.50	244	28.09
30.01-32.20	176	7.06	32.10	120	32.06
10.01-32.20	1,652	7.69	25.56	665	25.39
The table below summarizes option activity for the year ended December 31, 2017:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2017	1,407	$24.21
Granted	518	27.18
Exercised	(184)	18.83
Forfeited/expired	(89)	27.52
Outstanding at December 31, 2017	1,652	25.56	7.69	$23,607	$8.12
Expected to Vest at December 31, 2017	894	25.65	8.56	12,694	7.95
Exercisable at December 31, 2017	665	25.39	6.36	9,616	8.35
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2017 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $2.6 million, $0.4 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. The total grant-date fair value of options vested during the year ended December 31, 2017, 2016 and 2015 was $1.7 million, $1.4 million and $1.1 million, respectively.
Restricted Stock
Shares of restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three year periods; under the 2001 Plan restricted stock typically vests over approximately one to five year periods. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period. Compensation expense for performance-based restricted stock is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During 2017, the Company granted performance-based restricted stock awards to certain executive officers that vest over a three-year service period and with the achievement of specific performance criteria. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company's projected assessment of the level of performance that will be achieved and earned.
The Company granted 375,000, 379,000 and 261,000 shares of restricted stock at weighted-average fair values of $29.27, $22.81 and $31.78 in the years ended December 31, 2017, 2016 and 2015, respectively. The following table summarizes information about restricted stock activity during 2017:

	Restricted Stock (In Thousands)		Weighted Average Fair Value
Non-vested at January 1, 2017	953		$27.45
Granted	375		29.27
Vested	(325)		28.09
Forfeited	(56)		27.27
Non-vested at December 31, 2017	947	[1]	27.96
1 The outstanding non-vested restricted stock as of December 31, 2017 includes 95,730 shares that are subject to performance conditions.
The total vest-date fair value of restricted stock described above that vested during the year was $9.9 million, $3.8 million and $1.8 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Performance Share Units
For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue, return on capital and invoice volume levels of the respective segments. Beginning in 2016, the Company added adjusted pre-tax profit and production volume levels as additional performance criteria for certain segments. When the performance criteria are met, the award is earned and one-third of the award vests. One third of the earned award is subject to an additional one year service period and one-third of the earned award is subject to an additional two year service period. Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
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
The following table summarizes information about performance share unit activity during 2017:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2017	693	$25.67
Granted	479	27.00
Vested	(269)	26.51
Forfeited/unearned	(81)	25.74
Non-vested at December 31, 2017	822	26.31
The total vest-date fair value of performance share units described above that vested during the period was $7.9 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively. There were no performance share units that vested during 2015.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2017, the Company has three operating and reportable segments: Progressive Leasing, Aaron’s Business and DAMI. During the year ended December 31, 2017, the Company changed its composition of reportable segments by combining the Sales and Lease Ownership, Franchise and Woodhaven components into one reportable segment, the Aaron’s Business, to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry. DAMI offers a variety of second-look financing programs originated through two third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions. The results of DAMI have been included in the Company’s consolidated results and presented as a reportable segment from the October 15, 2015 acquisition date.
The Aaron’s Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily on a month-to-month, lease-to-own basis with no credit needed through the Company’s Aaron’s stores in the United States and Canada. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. The HomeSmart operations, prior to the May 2016 disposition, is reflected within the Aaron’s Business segment and offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed.
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

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Revenues:
Progressive Leasing	$1,566,413	$1,237,597	$1,049,681
Aaron’s Business	1,782,370	1,946,039	2,127,230
DAMI[1]	34,925	24,080	2,845
Total Revenues from External Customers	$3,383,708	$3,207,716	$3,179,756

Earnings (Loss) Before Income Tax (Benefit) Expense:
Progressive Leasing	$140,224	$104,686	$54,525
Aaron’s Business	110,642	123,009	160,559
DAMI	(11,289)	(9,273)	(1,964)
Total Earnings Before Income Tax (Benefit) Expense	$239,577	$218,422	$213,120
1 Represents interest and fees on loans receivable and excludes the effect of interest expense.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

	December 31,
(In Thousands)	2017	2016
Assets:
Progressive Leasing	$1,022,413	$919,487
Aaron’s Business[1]	1,261,234	1,199,213
DAMI	108,306	102,958
Other	300,311	394,078
Total Assets	$2,692,264	$2,615,736

Assets From Canadian Operations (included in totals above):
Aaron’s Business	$20,223	$17,199
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $16.3 million and $14.3 million as of December 31, 2017 and 2016, respectively.

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Depreciation and Amortization[1]:
Progressive Leasing	$29,048	$30,727	$28,870
Aaron’s Business	52,251	50,658	51,115
DAMI	1,273	993	218
Total Depreciation and Amortization	$82,572	$82,378	$80,203

Interest Expense:
Progressive Leasing	$18,577	$20,042	$21,959
Aaron’s Business	(2,366)	(768)	616
DAMI	4,327	4,116	764
Total Interest Expense	$20,538	$23,390	$23,339

Capital Expenditures:
Progressive Leasing	$8,213	$6,084	$8,175
Aaron’s Business	48,335	50,582	52,342
DAMI	1,425	787	40
Total Capital Expenditures	$57,973	$57,453	$60,557

Revenues From Canadian Operations (included in totals above):
Aaron’s Business	$18,256	$12,434	$3,431
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
In 2017, the results of the Company’s operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $17.5 million of restructuring charges incurred during the year ended December 31, 2017 related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, the results of the Company’s operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $20.2 million of restructuring charges incurred during the year ended December 31, 2016 in connection with the Company’s strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

•
Aaron's Business earnings before income taxes includes a loss on the sale of HomeSmart of $4.3 million and additional charges of $1.1 million related to exiting the HomeSmart business during the year ended December 31, 2016.

•
Earnings before income taxes for the Aaron's Business during the year ended December 31, 2016 were also impacted by a gain of $11.1 million on the January 2016 sale of the Company’s former corporate office building.

In 2015, the results of the Company’s operating segments were impacted by the following items:

•	Earnings before income taxes for the Aaron’s Business included a $3.5 million loss related to a lease termination on a Company aircraft.

•	Progressive Leasing earnings before income taxes included $3.7 million of transaction costs related to the October 15, 2015 DAMI acquisition.
The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

•
Generally a predetermined amount of Corporate overhead is allocated to each reportable segment based on segment revenues. Any unallocated Corporate overhead in excess of predetermined amounts is assigned to the Aaron's Business.

•
Interest expense is allocated to the Progressive Leasing and DAMI segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired.

NOTE 14: RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 7 above.
In addition to the related party capital leases that are fully described in Note 7, the Company also had 10 operating leases with the same limited liability company ("LLC") controlled by a group of current and former executives of the Company as of December 31, 2017. In December 2002, the Company sold 10 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. Upon the initial sale, no gain or loss was recognized related to the properties sold to the LLC and the leases were originally accounted for as capital leases in the Company's consolidated financial statements. During January 2018, the Company renewed its lease agreements to lease the land and buildings collateralizing the borrowings under a range of five to eight year term leases at an aggregate annual rental of approximately $0.8 million. The transaction has been accounted for as an operating lease in the accompanying consolidated financial statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Revenues	$844,554	$815,644	$838,883	$884,627
Gross Profit *	365,920	352,639	356,743	383,574
Earnings Before Income Taxes	82,623	56,995	39,221	60,738
Net Earnings	53,300	36,335	25,341	177,560
Earnings Per Share	0.75	0.51	0.36	2.51
Earnings Per Share Assuming Dilution	0.74	0.51	0.35	2.46

Year Ended December 31, 2016
Revenues	$854,427	$789,353	$768,982	$794,954
Gross Profit *	374,268	352,576	332,487	339,599
Earnings Before Income Taxes	79,728	61,124	45,282	32,288
Net Earnings	49,687	38,501	29,464	21,631
Earnings Per Share	0.68	0.53	0.41	0.30
Earnings Per Share Assuming Dilution	0.68	0.53	0.40	0.30
* Gross profit is the sum of lease revenues and fees, retail sales, non-retail sales, and interest and fees on loans receivable less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise, provision for write-offs of lease merchandise, and provision for credit losses.
The comparability of the Company’s quarterly financial results during 2017 and 2016 was impacted by certain events, as described below on a pre-tax basis:

•
The first, second, third and fourth quarter of 2017 included restructuring charges of $0.3 million, $13.5 million, $0.8 million and $3.4 million, respectively, related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

•
The comparability of the Company's fourth quarter 2017 net earnings and earnings per share data were impacted by the Tax Act enactment on December 22, 2017. The estimated net impact of the Tax Act to income tax (benefit) expense during the fourth quarter of 2017 is a non-cash provisional income tax benefit of $137 million, which is an estimated $140 million remeasurement of net deferred tax liabilities at the lower U.S. corporate income tax rate provided by the Tax Act, partially offset by an estimated $3 million expense from the loss of the manufacturing deduction in 2017 and other impacts.

•
The first quarter of 2016 included a gain of $11.1 million on the January 2016 sale of the Company’s former corporate office building, a loss of $4.6 million related to the write-down of the HomeSmart disposal group to its fair value less estimated costs to sell upon its classification as held for sale, and charges of $3.7 million related to the retirement of the Company’s former Chief Financial Officer.

•	The second quarter of 2016 included a loss of $1.0 million primarily consisting of impairment charges on certain assets related to the HomeSmart segment that have been sold or are held for sale.

•
The third and fourth quarter of 2016 included restructuring expenses of $4.7 million and $15.5 million, respectively. See Note 10 to these consolidated financial statements for further discussion of restructuring activities.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: COMPENSATION ARRANGEMENTS
Deferred Compensation
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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $12.9 million and $12.0 million as of December 31, 2017 and 2016, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The cash surrender value of these policies totaled $17.1 million and $15.6 million as of December 31, 2017 and 2016, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Gains related to the changes in the cash surrender value of the Company-owned life insurance plans were $1.5 million, $0.2 million and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively, and were recorded within other non-operating income (expense) in the consolidated statement of earnings.
Benefits of $2.3 million, $1.4 million and $1.7 million were paid during the years ended December 31, 2017, 2016 and 2015, respectively. Effective January 1, 2018 the Company is implementing a new discretionary match within the nonqualified deferred compensation plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The match is not to exceed $11,000 for an individual employee for 2018 and is subject to a three year cliff vesting schedule. Deferred compensation expense charged to operations for the Company’s existing restoration matching contributions was not significant during any of the periods presented.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $5.7 million in 2017, $5.4 million in 2016 and $4.7 million in 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2017. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2017," "Outstanding Equity Awards at 2017 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2017," "Non-Qualified Deferred Compensation as of December 31, 2017," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2017," "Employment Agreements with Named Executive Officers," "Executive Bonus Plan," "Aaron’s, Inc. 2015 Equity and Incentive Plan," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2017 and 2016
Consolidated Statements of Earnings—Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income—Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows—Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

Plans of Acquisition
2.1†
Agreement and Plan of Merger, dated April 14, 2014, by and among the Company, Progressive Finance Holdings, LLC, Virtual Acquisition Company, LLC, and John W. Robinson, III in his capacity as the representative of the selling unitholders (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2014).

2.2†
Purchase Agreement, dated April 14, 2014, by and among the Company, SP GE VIII-B Progressive Blocker Corp., SP SD IV-B Progressive Blocker Corp., Summit Partners Growth Equity Fund VIII-B, L.P., and Summit Partners Subordinated Debt Fund IV-B, L.P. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2014).

Articles of Incorporation and Bylaws
3(i)
Amended and Restated Articles of Incorporation of Aaron’s, Inc. (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

3(ii)	Amended and Restated By-laws of Aaron’s, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2016).

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

10.4
Amendment No. 3 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of April 14, 2014 and Form of Senior Note (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.5
Amendment No. 4 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers, dated as of December 9, 2014 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

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

10.8
Amendment No. 7 to Note Purchase Agreement by and amount Aaron's Inc. and certain other obligors and purchasers dated as of September 18, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on September 21, 2017)

10.9
Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.10
Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of December 9, 2014 with respect to $225 million in aggregate principal amount of the Company’s 4.75% Series A Senior Notes Due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.11
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

10.12
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

10.13
Amendment No. 4 to Note Purchase Agreement by and among Aaron's Inc. and certain other obligors and the purchasers, dated as of September 18, 2017 with respect to $225 million in aggregate principal amount of the Company's 4.75% Series A senior Notes Due April 14, 2021 (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on September 21, 2017).

10.14
Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and the purchasers dated as of April 14, 2014 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Note (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014).

10.15
Amendment No. 1 to Note Purchase Agreement by and among Aaron’s, Inc. and certain other obligors and purchasers dated as of December 9, 2014 with respect to $75 million in aggregate principal amount of the Company’s 4.75% Series B Senior Notes due April 14, 2021 and Form of Senior Notes (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.16
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

10.17
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

10.18
Amendment No. 4 to Note Purchase Agreement by and among Aaron's Inc. and certain other obligors and the purchasers, dated as of September 18, 2017 with respect to $75 million in aggregate principal amount of the Company's 4.75% Series B Senior Notes due April 14, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.19
Second Amended and Restated Revolving Credit Term and Term Loan Agreement by and among Aaron’s Inc. as borrower, the several banks and other financial institutions from time to time party thereto and SunTrust Bank as administrative agent, dated as of September 18, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.20
Fourth Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2017).

10.21
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

10.31
Tenth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 23, 2016 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016)

10.32
Eleventh Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 5, 2016).

10.33
Twelfth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

Management Contracts and Compensatory Plans or Arrangements
10.34
Aaron’s Inc. Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.35
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

10.37
Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 8, 2012).

10.38
Amendment to Form of Restricted Stock Unit Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.39
Form of Restricted Stock Unit Award for awards made in or after February 2014 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.40
Form of Option Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.41
Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.42
Amendment to Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.43
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.44
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

10.46
Aaron’s, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron’s Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.47
Aaron’s, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.48	Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 7, 2015).
10.49
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.50
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.51
Amendment to Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.52
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.53
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.54
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.55
Form of Restricted Stock Award Agreement under the Aaron's Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 3, 2017.

10.56
Compensation Plan for Non-Employee Directors, as amended and Restated, effective May 4, 2016 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.57
Employment Agreement, dated as of April 18, 2012, by and between Aaron’s, Inc. and Gilbert L. Danielson (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2012).

10.58
Employment Agreement, dated as of November 10, 2014, by and between Aaron’s, Inc. and John W. Robinson (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.59
Amended and Restated Executive Severance Pay Plan of Aaron’s, Inc., effective as of August 5, 2015 (incorporated by reference to Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

10.60
Retirement Agreement between Aaron’s, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.61	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2014).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Shareholder’s Equity for the Years ended December 31, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements.

† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

AARON’S, INC.

By:	/s/ STEVEN A. MICHAELS
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2018.

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