Form 10-Q
period 2018-03-31
AARON'S INC
filed 2018-04-26
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 20, 2018
Common Stock, $0.50 Par Value	70,344,843

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$189,410	$51,037
Investments	20,466	20,385
Accounts Receivable (net of allowances of $43,736 in 2018 and $46,946 in 2017)	81,433	99,887
Lease Merchandise (net of accumulated depreciation and allowances of $735,214 in 2018 and $760,722 in 2017)	1,132,096	1,152,135
Loans Receivable (net of allowances and unamortized fees of $18,657 in 2018 and $19,829 in 2017)	81,770	86,112
Property, Plant and Equipment at Cost (net of accumulated depreciation of $251,658 in 2018 and $242,623 in 2017)	207,415	207,687
Goodwill	625,706	622,948
Other Intangibles (net of accumulated amortization of $107,772 in 2018 and $100,557 in 2017)	231,340	235,551
Income Tax Receivable	31,809	100,023
Prepaid Expenses and Other Assets	117,564	116,499
Total Assets	$2,719,009	$2,692,264
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$289,011	$304,810
Deferred Income Taxes Payable	241,137	222,592
Customer Deposits and Advance Payments	74,150	68,060
Debt	358,519	368,798
Total Liabilities	962,817	964,260
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2018 and December 31, 2017; Shares Issued: 90,752,123 at March 31, 2018 and December 31, 2017	45,376	45,376
Additional Paid-in Capital	265,303	270,043
Retained Earnings	1,867,895	1,819,524
Accumulated Other Comprehensive Income	297	774
	2,178,871	2,135,717
Less: Treasury Shares at Cost
Common Stock: 20,578,574 Shares at March 31, 2018 and 20,733,010 at December 31, 2017	(422,679)	(407,713)
Total Shareholders’ Equity	1,756,192	1,728,004
Total Liabilities & Shareholders’ Equity	$2,719,009	$2,692,264
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$870,067	$743,622
Retail Sales	8,516	8,778
Non-Retail Sales	53,230	69,327
Franchise Royalties and Fees	12,862	14,201
Interest and Fees on Loans Receivable	9,542	8,201
Other	592	425
	954,809	844,554
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	440,008	361,998
Retail Cost of Sales	5,662	5,391
Non-Retail Cost of Sales	48,020	62,085
Operating Expenses	390,232	328,825
Restructuring Expenses	906	327
Other Operating Income, Net	(83)	(561)
	884,745	758,065
OPERATING PROFIT	70,064	86,489
Interest Income	202	974
Interest Expense	(4,326)	(5,815)
Other Non-Operating Income, Net	812	975
EARNINGS BEFORE INCOME TAXES	66,752	82,623
INCOME TAXES	14,506	29,323
NET EARNINGS	$52,246	$53,300
EARNINGS PER SHARE
Basic	$0.75	$0.75
Assuming Dilution	$0.73	$0.74
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0300	$0.0275
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,105	71,318
Assuming Dilution	72,018	72,386
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net Earnings	$52,246	$53,300
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(477)	203
Total Other Comprehensive (Loss) Income	(477)	203
Comprehensive Income	$51,769	$53,503
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$52,246	$53,300
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	440,008	361,998
Other Depreciation and Amortization	22,115	20,640
Accounts Receivable Provision	51,458	36,135
Provision for Credit Losses on Loans Receivable	4,492	3,743
Stock-Based Compensation	8,519	5,274
Deferred Income Taxes	23,201	(8,042)
Other Changes, Net	(1,014)	(1,624)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(514,055)	(449,930)
Book Value of Lease Merchandise Sold or Disposed	98,797	101,817
Accounts Receivable	(33,591)	(34,030)
Prepaid Expenses and Other Assets	(6,022)	(2,799)
Income Tax Receivable	68,214	3,212
Accounts Payable and Accrued Expenses	(21,598)	12,465
Customer Deposits and Advance Payments	3,806	2,020
Cash Provided by Operating Activities	196,576	104,179
INVESTING ACTIVITIES:
Investments in Loans Receivable	(14,598)	(18,157)
Proceeds from Loans Receivable	15,135	16,416
Proceeds from Investments	666	—
Outflows on Purchases of Property, Plant and Equipment	(17,254)	(12,512)
Proceeds from Property, Plant and Equipment	2,731	4,080
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(4,774)	(580)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	144	71
Cash Used in Investing Activities	(17,950)	(10,682)
FINANCING ACTIVITIES:
Proceeds from Debt	—	2,750
Repayments on Debt	(10,511)	(16,162)
Dividends Paid	(2,111)	(1,957)
Acquisition of Treasury Stock	(18,407)	(34,302)
Issuance of Stock Under Stock Option Plans	3,182	1,469
Shares Withheld for Tax Payments	(12,343)	(5,385)
Debt Issuance Costs	(55)	—
Cash Used in Financing Activities	(40,245)	(53,587)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	19
Increase in Cash and Cash Equivalents	138,373	39,929
Cash and Cash Equivalents at Beginning of Period	51,037	308,561
Cash and Cash Equivalents at End of Period	$189,410	$348,490
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers through a lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and e-commerce website. This operating segment also supports franchisees of its Aaron's-branded stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
On July 27, 2017, the Company acquired substantially all of the assets of the store operations of its largest franchisee. The Company also acquired the store operations of a total of six other franchisees during the three months ended March 31, 2018 and the year ended December 31, 2017. Refer to Note 2 to these condensed consolidated financial statements for additional discussion on franchisee acquisitions.
The following table presents active doors for Progressive Leasing:

Active Doors at March 31 (Unaudited)	2018	2017
Progressive Leasing Active Doors[1]	20,434	18,627
1 An active door is a retail store location at which at least one virtual lease-to-own transaction has been completed during the trailing three month period.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of March 31 (Unaudited)	2018	2017
Company-operated Aaron's Branded Stores	1,182	1,155
Franchised Stores	537	688
Systemwide Stores	1,719	1,843
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission on March 1, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results for the full year.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation and Variable Interest Entities
The condensed consolidated financial statements include the accounts of Aaron's, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
The Company holds notes issued by Perfect Home Holdings Limited ("Perfect Home"), a privately-held consumer financing company based in the U.K. that is primarily financed by share capital and senior debt. Perfect Home is a variable interest entity ("VIE") because it does not have sufficient equity at risk. However, the Company is not the primary beneficiary and does not consolidate Perfect Home since the Company lacks power through voting or similar rights to direct the activities that most significantly affect Perfect Home's economic performance. The Company's maximum exposure to any losses associated with this VIE is equal to its total recorded investment, which is $20.5 million as of March 31, 2018.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2017 Annual Report.
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

	Three Months Ended March 31,
(Shares In Thousands)	2018	2017
Weighted Average Shares Outstanding	70,105	71,318
Dilutive Effect of Share-Based Awards	1,913	1,068
Weighted Average Shares Outstanding Assuming Dilution	72,018	72,386
Approximately 187,000 and 530,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three months ended March 31, 2018 and 2017, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of furniture, consumer electronics, computers, appliances and household accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Aaron's Business stores offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company's Progressive Leasing segment offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional retailers. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
Aaron's Business lease revenues are recognized as revenue net of related sales taxes in the month they are due. Lease payments received prior to the month due are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying condensed consolidated balance sheets.
All of the Company's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease purchase agreements are capitalized as incurred and amortized over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company's consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retail and Non-Retail Sales
Revenues from the sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon its receipt of the merchandise. Revenues from the sale of merchandise to other customers are recognized at the time of shipment, at which time control is transferred to the customer.
Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying condensed consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the consolidated statements of earnings.
Franchise Royalties and Fees
The Company franchises its Aaron's stores in markets where the Company has no immediate plans to enter. Franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections, which is recognized as the fees become due.
In addition, franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores and pre-opening services provided by Aaron's to assist in the start-up operations of the stores. The Company considers the rights to the intellectual property and the pre-opening services to be a single performance obligation, resulting in the recognition of revenue ratably over time from the store opening date throughout the remainder of the franchise agreement term. The Company believes that this period of time is most representative of the time period in which the customer realizes the benefits of having the right to access the Company's intellectual property. The deferred revenue balance related to initial franchise fees is $2.8 million as of March 31, 2018 and is included in customer deposits and advance payments on the condensed consolidated balance sheets. Revenue related to initial franchise fees recognized during the three months ended March 31, 2018 was $0.3 million.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. The Company recognizes finance fee revenue as the guarantee obligation is satisfied. Refer to Note 5 of these condensed consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees. Such fees are recognized at the time the advertising takes place and are presented as franchise royalties and fees in the Company's condensed consolidated statements of earnings.
Initial direct costs related to the pre-opening services provided to franchisees are immaterial and are expensed as incurred. These expenses have been classified as operating expenses in the Company's condensed consolidated statements of earnings.
Interest and Fees on Loans Receivable
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which DAMI may renew if the cardholder remains in good standing.
DAMI acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI's direct origination costs. The merchant fee discount and origination costs are netted on the condensed consolidated balance sheet in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners also includes a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (e.g. DAMI) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is netted on the condensed consolidated balance sheet in loans receivable.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Investments
At March 31, 2018 and December 31, 2017, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by Perfect Home, which is based in the U.K. The Perfect Home Notes ("Notes") consisted of outstanding principal and accrued interest of £14.6 million ($20.5 million) and £15.1 million ($20.4 million) at March 31, 2018 and December 31, 2017, respectively. The Notes are classified as held-to-maturity securities because the Company has the positive intent and ability to hold the investments to maturity. The Perfect Home notes are carried at amortized cost in investments in the condensed consolidated balance sheets. The British pound-denominated notes are remeasured into U.S. dollars at each period end with remeasurement gains and losses recorded as a component of other non-operating income, net in the condensed consolidated statements of earnings. As a result of Perfect Home's constrained liquidity, the Company ceased accruing additional interest income of the annualized 12% stated interest rate on the Notes effective April 1, 2017.
On December 5, 2017, Perfect Home entered into an agreement with a third party to obtain alternative sources of senior debt financing. In connection with that transaction, the Company also entered into agreements with Perfect Home to extend and refinance its debt investment in Perfect Home with the following terms: (i) payment of £2.0 million of the outstanding Note balance due to the Company upon closing of the refinanced agreement, which was paid in December 2017 and reduced the outstanding investment balance recorded in the Company's consolidated balance sheets; (ii) extension of the maturity date to the earlier of December 31, 2019 or the occurrence of certain events such as a sale of Perfect Home or initial public offering; and (iii) issuance of warrants to buy non-voting shares of Perfect Home stock with a purchase price of £0.00001 per share. The interest rate remains 12% under the refinanced agreement, which we believe approximates market rates for investments of similar credit quality. During the three months ended March 31, 2018, the Company received $0.7 million in cash interest payments from Perfect Home, which were recorded as a reduction to the carrying value of the investment.
In light of the additional financing obtained by Perfect Home, which may lead to improvement in Perfect Home's future operating results and the Company's security interest, the Company believes no impairment has occurred as of March 31, 2018. The Company continues to retain a subordinated security interest in the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash. As of March 31, 2018, Perfect Home was not in compliance with certain of the Notes' covenants and certain covenants of the senior lender's debt agreement. The Company does not expect to receive any additional cash interest payments until Perfect Home comes into compliance with the covenants of both the Notes and the senior lender's debt agreement. The Notes will remain on nonaccrual status until Perfect Home comes into compliance with the Notes and demonstrates it has the ability to make consistent cash payments on the remaining Note balance. If Perfect Home fails to execute on its business strategy to improve operating results, there could be a change in the valuation of the Notes that may result in an impairment loss in future periods.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for real estate leasing activities and vendor consideration) and franchisee obligations.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2018	December 31, 2017
Customers	$43,797	$48,661
Corporate	11,893	23,431
Franchisee	25,743	27,795
Accounts Receivable	$81,433	$99,887
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Bad Debt Expense	$46,542	$31,985
Provision for Returns and Uncollected Renewal Payments	4,916	4,150
Accounts Receivable Provision	$51,458	$36,135
Refer to Note 1 to the consolidated financial statements in the 2017 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
The Company's lease merchandise consists primarily of furniture, consumer electronics, home appliances and accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven Furniture Industries operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores begin depreciating merchandise at the earlier of twelve months and one day or when the item is leased and depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2018	December 31, 2017
Merchandise on Lease	$903,133	$908,268
Merchandise not on Lease	228,963	243,867
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,132,096	$1,152,135
The Company's policies require weekly lease merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors lease merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete lease merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance	$35,629	$33,399
Merchandise Written off, net of Recoveries	(40,511)	(30,140)
Provision for Write-offs	44,470	30,790
Ending Balance	$39,588	$34,049
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
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company's historical experience, adjusted for current conditions and the Company's judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity could be materially affected.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2018 and December 31, 2017 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	March 31, 2018	December 31, 2017
600 or Less	2.0%	1.7%
Between 600 and 700	77.0%	76.5%
700 or Greater	21.0%	21.8%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2018	December 31, 2017
Prepaid Expenses	$38,692	$31,509
Prepaid Insurance	32,722	36,735
Assets Held for Sale	9,853	10,118
Deferred Tax Asset	7,556	11,589
Other Assets	28,741	26,548
Prepaid Expenses and Other Assets	$117,564	$116,499
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2018 and December 31, 2017. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of March 31, 2018 and December 31, 2017 is $9.9 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2018	December 31, 2017
Accounts Payable	$68,419	$80,821
Accrued Insurance Costs	40,799	41,680
Accrued Salaries and Benefits	46,834	46,511
Accrued Real Estate and Sales Taxes	33,224	31,054
Deferred Rent	29,535	29,912
Other Accrued Expenses and Liabilities	70,200	74,832
Accounts Payable and Accrued Expenses	$289,011	$304,810

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt
At March 31, 2018, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2017 Annual Report for further information regarding the Company's indebtedness.
Income Taxes
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under previous tax legislation. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit recognized during the year ended December 31, 2017. In connection with the provisional analysis, the Company recorded additional income tax expense of $0.2 million during the three months ended March 31, 2018.
This estimated tax benefit recorded related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our federal and state calculations, changes in interpretations and assumptions that we have made, and additional guidance that may be issued by the U.S. Government. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any further adjustments during this measurement period will be included in net earnings as an adjustment to income tax expense (benefit) in the reporting period when such adjustments are determined.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income for the three months ended March 31, 2018 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2017	$774
Other Comprehensive Loss	(477)
Balance at March 31, 2018	$297
There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018.
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
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value for the loans receivable, net of allowances, and the revolving credit borrowings also approximate their carrying amounts.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Transactions
Aaron Ventures I, LLC, which we refer to as “Aaron Ventures,” was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of March 31, 2018, the Company had eight remaining capital leases and ten remaining operating leases with Aaron Ventures with lease expiration dates between 2019 and 2026. During late 2017 and early 2018, 16 of the leases were renegotiated with Aaron Ventures. The eight capital leases have aggregate annual rental payments of approximately $0.6 million. The rate of interest implicit in the leases is approximately 9.7%. The land and buildings, associated depreciation expense and lease obligations are recorded in the Company's condensed consolidated financial statements. The ten operating leases have aggregate annual rental payments of approximately $0.8 million.
Supplemental Disclosure of Noncash Investing Transactions
During the three months ended March 31, 2018, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.4 million.
In addition, the purchase price for the acquisition of certain franchisees made during the three months ended March 31, 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.2 million. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statement of cash flows.
Hurricane Impact
During the third and fourth quarters of 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures) and employee assistance payments; (ii) increased customer-related accounts receivable allowances and lease merchandise allowances primarily in the impacted areas; (iii) lost lease revenue due to store closures of Aaron's Business and Progressive Leasing retail partners; and (iv) lost lease revenue due to the postponing of customer payments in the impacted areas. During the three months ended March 31, 2018, the Company received partial cash payments of $0.4 million from its insurers related to the property damage claims. As of March 31, 2018, the Company has an insurance receivable for property-related damages of $3.1 million, which the Company believes is probable of receipt.
Recent Accounting Pronouncements
Adopted
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). ASU 2014-09 replaces substantially all existing revenue recognition guidance with a single, comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods and services to customers at the amount to which it expects to be entitled in exchange for transferring those goods or services. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
The standard changed the timing of recognition of store pre-opening revenue from franchisees. Previously, the Company's accounting policy was to recognize initial franchise store pre-opening revenue when earned, which is generally when a new store opens. Under the new standard, the initial franchise pre-opening services are not considered distinct from the continuing franchise services as they would not transfer a benefit to the franchisee directly without use of the franchise license and should be bundled with the franchise license as a single performance obligation. As a result, the pre-opening revenues will be recognized from the store opening date over the remaining life of the franchise license term.
The standard also changed the presentation of certain fees charged to franchisees, primarily advertising fees. Previously, there was diversity in practice and advertising fees charged to franchisees were recorded as a reduction to advertising expense, which is classified within operating expenses in the consolidated statements of earnings. The new standard resulted in the presentation of advertising fees charged to franchisees to be reported as franchise royalties and fee revenue in the consolidated statements of earnings, instead of a reduction to advertising expense.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The changes associated with the adoption of Topic 606 will not require significant changes to controls and procedures around the revenue recognition process. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and recorded a pre-tax adjustment to opening retained earnings and deferred revenue of $2.4 million on January 1, 2018. The Company expects to recognize such amounts in revenue over an average of the next 5 years.
The impact of adoption on the condensed consolidated statements of earnings and balance sheets was as follows:
Condensed Consolidated Statements of Earnings

Three Months Ended March 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$12,862	$10,766	$2,096
Operating Expenses	390,232	388,396	1,836
OPERATING PROFIT	70,064	69,804	260
EARNINGS BEFORE INCOME TAXES	66,752	66,492	260
INCOME TAXES	14,506	14,442	64
NET EARNINGS	$52,246	$52,050	$196
Condensed Consolidated Balance Sheets

Balance at March 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Deferred Income Taxes Payable	$241,137	$241,696	$(559)
Customer Deposits and Advance Payments	74,150	72,058	2,092
Total Liabilities	962,817	961,284	1,533
Retained Earnings	1,867,895	1,869,428	(1,533)
Total Shareholders’ Equity	1,756,192	1,757,725	(1,533)
Total Liabilities & Shareholders’ Equity	$2,719,009	$2,719,009	$—
Condensed Comprehensive Statements of Income

Three Months Ended March 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Net Earnings	52,246	52,050	196
Comprehensive Income	$51,769	$51,573	$196
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company prospectively adopted this ASU in the first quarter of 2018.
The new standard results in certain store acquisitions (or disposals) which do not transfer a substantive process to be accounted for as asset acquisitions (or disposals). The Company has identified a separate "expanded customer base" intangible asset, which is separately valued and recorded in asset acquisitions. The "expanded customer base" represents the estimated fair value of the acquisition purchase price paid by the Company for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets. This intangible asset was previously subsumed in goodwill under the business combinations accounting guidance. In situations in which the purchase price exceeds the fair value of the assets acquired, any remaining economic goodwill is allocated on a relative fair value basis to all acquired assets, including merchandise inventory. In situations in which the fair value of the assets acquired exceeds the purchase price, the acquisition is treated as a bargain purchase with the excess allocated on a relative fair value basis to all assets. This results in the recognition of the initial asset bases at less than fair value, including merchandise inventory.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company routinely enters into arrangements to acquire lease merchandise inventory and the related customer lease agreements of a store; however, the arrangement does not transfer a substantive process. Under ASU 2017-01, these acquisitions result in all of the purchase price getting assigned to definite lived assets, instead of a portion going to goodwill. This results in higher depreciation and amortization expense under the new standard for asset acquisitions that would have been accounted for as business combinations under the prior guidance. Transactions that are now accounted for as asset disposals, instead of business disposals, do not result in the write-off of goodwill as part of the disposal.
The new standard did not have a material impact to the Company's condensed consolidated financial statements during the first quarter of 2018. The future impact of this new standard will depend on the quantity and magnitude of future acquisitions (or disposals) that will be treated as asset acquisitions (or disposals) in accordance with ASU 2017-01.
Pending Adoption
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today's lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will likely result in the Company classifying bad debt expense incurred within its Progressive Leasing segment as a reduction of lease revenue and fees within the consolidated statements of earnings. The new standard will also impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company plans to elect a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019, and thus does not anticipate a material impact to the consolidated statements of earnings or consolidated statements of cash flows. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating the other impacts of adopting ASU 2016-02, and intends to adopt the new standard in the first quarter of 2019.
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
NOTE 2. ACQUISITIONS
Franchisee Acquisition
On July 27, 2017, the Company acquired substantially all of the assets and liabilities of the store operations of SEI, the Company's largest franchisee, for approximately $140 million in cash. At the time of the acquisition, those store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing Aaron's ability to drive inventory supply-chain synergies between the Aaron's Business and Progressive Leasing in markets the franchisee served.
The acquired operations generated revenues of $58.3 million and earnings before income taxes of $2.5 million from July 27, 2017 through December 31, 2017 and revenues of $35.2 million and earnings before income taxes of $4.2 million for the three months ended March 31, 2018, which are included in our condensed consolidated statements of earnings. Included in the earnings before income taxes of the acquired operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired stores. The revenues and earnings before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated from SEI, as a franchisee, from July 27, 2017 through March 31, 2018 had the transaction not been completed.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Accounting
The franchisee acquisition has been accounted for as a business combination, and the results of operations of the acquired business are included in the Company’s results of operations from the date of acquisition. The following table presents the summary of the preliminary estimated fair value of the assets acquired and liabilities assumed in the franchisee acquisition as of December 31, 2017, as well as measurement period adjustments made during the three months ended March 31, 2018:

(In Thousands)	Amounts Recognized as of Acquisition Date (as adjusted)[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$140,000	$—	$140,000
Settlement of Pre-existing Accounts Receivable SEI owed Aaron's, Inc.	3,452	—	3,452
Reimbursement for Insurance Costs	(100)	—	(100)
Working Capital Adjustment	188	—	188
Consideration Transferred	143,540	—	143,540
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	34	—	34
Receivables	1,448	—	1,448
Lease Merchandise	40,941	—	40,941
Property, Plant and Equipment	8,832	—	8,832
Other Intangibles[3]	13,578	201	13,779
Prepaid Expenses and Other Assets	440	—	440
Total Identifiable Assets Acquired	65,273	201	65,474
Accounts Payable and Accrued Expenses	(6,534)	(164)	(6,698)
Customer Deposits and Advance Payments	(2,500)	—	(2,500)
Capital Leases	(4,514)	—	(4,514)
Total Liabilities Assumed	(13,548)	(164)	(13,712)
Goodwill[4]	91,815	(37)	91,778
Net Assets Acquired	$51,725	$37	$51,762
1 As previously reported in Note 2 to the consolidated financial statements in the 2017 Annual Report.
2 The acquisition accounting adjustments relate to further information obtained during the period regarding the fair value of assumed favorable and unfavorable property operating leases based on comparable market terms of similar leases based on information that existed as of the acquisition date, which the Company expects to complete prior to the one year anniversary date of the acquisition.
3 Identifiable intangible assets are further disaggregated in the table set forth below.
4 The total goodwill recognized in conjunction with the franchisee acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing the valuation of assumed favorable and unfavorable property operating leases as described above and finalizing certain working capital adjustments.
The estimated intangible assets attributable to the franchisee acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$1,244	5.0
Customer Lease Contracts	2,154	1.0
Customer Relationships	3,215	2.0
Reacquired Franchise Rights	3,640	4.1
Favorable Operating Leases	3,526	11.3
Total Acquired Intangible Assets[1]	$13,779
1 Acquired definite-lived intangible assets have a total weighted average life of 5.1 years.
The Company incurred $2.0 million of acquisition-related costs in connection with the franchisee acquisition, substantially all of which were incurred during the third quarter of 2017. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
In addition to the acquisition discussed above, the Company acquired 17 stores from a total of six other franchisees during the three months ended March 31, 2018 and the year ended December 31, 2017.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $4.8 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 was not significant.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,773)	$—	$—	$(12,927)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,853	$—	$—	$10,118	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income, net or restructuring expenses (if the asset is a part of the 2016 or 2017 restructuring program) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Perfect Home Notes[1]	$—	$—	$20,466	$—	$—	$20,385
Fixed-Rate Long-Term Debt[2]	—	(271,429)	—	—	(273,476)	—

[1]
The Perfect Home Notes are carried at cost, which approximates fair value. The Company periodically reviews the carrying amount utilizing company-specific transactions or changes in Perfect Home’s financial performance to determine if the Notes are impaired. On December 5, 2017, Perfect Home entered into an agreement with a third party to obtain alternative sources of senior debt financing. In light of the additional financing obtained by Perfect Home and the Company's subordinated security interest in the assets of Perfect Home, which consists primarily of outstanding loans receivable, merchandise inventory and cash, the Company estimated that the carrying amount of its Perfect Home notes approximates fair value and, therefore, no impairment was considered to have occurred as of March 31, 2018.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $265.0 million at March 31, 2018 and December 31, 2017, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2018	December 31, 2017
Credit Card Loans[1]	$87,608	$89,728
Acquired Loans[2]	12,819	16,213
Loans Receivable, Gross	100,427	105,941

Allowance for Loan Losses	(10,699)	(11,454)
Unamortized Fees	(7,958)	(8,375)
Loans Receivable, Net of Allowances and Unamortized Fees	$81,770	$86,112
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	March 31, 2018	December 31, 2017
30-59 days past due	5.4%	7.1%
60-89 days past due	2.8%	3.6%
90 or more days past due	3.7%	4.1%
Past due loans receivable	11.9%	14.8%
Current loans receivable	88.1%	85.2%
Balance of Credit Card Loans on Nonaccrual Status	$1,835	$2,016
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Beginning Balance[1]	$11,454	$6,624
Provision for Loan Losses	4,492	3,743
Charge-offs	(5,619)	(3,287)
Recoveries	372	135
Ending Balance	$10,699	$7,215
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2018, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $42.9 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.5 million as of March 31, 2018.
The maximum facility commitment amount under the franchisee loan program is $85.0 million, including a Canadian subfacility commitment amount for loans to franchisee that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2017 Annual Report. The Company is in compliance with all covenants at March 31, 2018 and believes it will continue to be in compliance in the future.
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
At March 31, 2018 and December 31, 2017, the Company had accrued $1.5 million and $7.3 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million.
At March 31, 2018, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $1.0 million and $6.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer
In Margaret Korrow, et al. v. Aaron's, Inc., originally filed in the Superior Court of New Jersey, Middlesex County, Law Division on October 26, 2010, plaintiff filed suit on behalf of herself and others similarly situated alleging that the Company is liable in damages to plaintiff and each class member because the Company's lease agreements issued after March 16, 2006 purportedly violated certain New Jersey state consumer statutes. In December 2016, a class notice was mailed to certain individuals who were customers of Company-operated stores in New Jersey from March 16, 2006 to March 31, 2011. The parties participated in a settlement conference and reached tentative settlement terms in March 2017. On September 15, 2017, the parties submitted the final comprehensive settlement agreement to the Court for approval, which the Court approved during the first quarter of 2018. The final settlement was paid to a third party administrator in the first quarter of 2018. That third party began issuing payments to consumers and will continue payment distributions pursuant to the terms of the settlement agreement.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania, plaintiffs allege the Company and its independently owned and operated franchisee Aspen Way Enterprises ("Aspen Way") knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act ("ECPA") and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called "PC Rental Agent." Plaintiffs filed an amended complaint, asserting claims under the ECPA, common law invasion of privacy, seeking an injunction, and naming additional independently owned and operated Company franchisees as defendants. Plaintiffs seek monetary damages as well as injunctive relief.
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On September 26, 2017, the District Court again denied plaintiffs' motion for class certification. Plaintiffs have filed a petition with the United States Court of Appeals for the Third Circuit for permission to appeal the denial of class certification. The Company is opposing this petition, and a decision remains pending. In March 2018, the District Court granted plaintiff's motion to reconsider the prior dismissal of the Wyoming invasion of privacy claim. That claim is now under evaluation for class certification.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities
Re Aaron's Securities Litigation, f/k/a Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed on June 16, 2017, in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company filed a motion to dismiss the lawsuit on December 15, 2017, and oral argument is scheduled for mid-May 2018. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $355.8 million and $354.5 million as of March 31, 2018 and December 31, 2017, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.6 million as of March 31, 2018 and December 31, 2017, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2017 Annual Report for further information.
NOTE 6. SEGMENTS
As of March 31, 2018, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
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
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and e-commerce website. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$486,517	$383,550	$—	$870,067
Retail Sales[2]	—	8,516	—	8,516
Non-Retail Sales[2]	—	53,230	—	53,230
Franchise Royalties and Fees[2]	—	12,862	—	12,862
Interest and Fees on Loans Receivable[3]	—	—	9,542	9,542
Other	—	592	—	592
Total	$486,517	$458,750	$9,542	$954,809
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $4.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $10.2 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail and non-retail sales are recognized at the point of sale.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$366,115	$377,507	$—	$743,622
Retail Sales[2]	—	8,778	—	8,778
Non-Retail Sales[2]	—	69,327	—	69,327
Franchise Royalties and Fees[2]	—	14,201	—	14,201
Interest and Fees on Loans Receivable[3]	—	—	8,201	8,201
Other	—	425	—	425
Total	$366,115	$470,238	$8,201	$844,554
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $0.8 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $13.2 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail and non-retail sales are recognized at the point of sale.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit affects inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated to the Progressive Leasing and DAMI segments based on a percentage of the outstanding balances of their intercompany borrowings and of the debt incurred when they were acquired. The following is a summary of earnings (loss) before income taxes by segment:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$34,979	$35,758
Aaron's Business[1]	33,079	48,630
DAMI	(1,306)	(1,765)
Total Earnings Before Income Taxes	$66,752	$82,623
1 Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2018 includes net restructuring charges of $0.9 million related to store contractual lease obligations and severance costs, partially offset by gains recognized from the sale of the associated properties of stores closed under the restructuring program.
Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2017 includes restructuring charges of $0.2 million related to severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	March 31, 2018	December 31, 2017
Assets:
Progressive Leasing	$1,016,174	$1,022,413
Aaron's Business[1]	1,253,218	1,261,234
DAMI	99,140	108,306
Other[2]	350,477	300,311
Total Assets	$2,719,009	$2,692,264
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $13.9 million and $16.3 million as of March 31, 2018 and December 31, 2017, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. RESTRUCTURING
2017 Restructuring Program
During the year ended December 31, 2017, the Company initiated a restructuring program that included a further review of the Company-operated Aaron's store portfolio in order to continue rationalizing its store base to better align with marketplace demand. As a result of this restructuring program, the Company closed 15 underperforming Company-operated stores during 2017. As of March 31, 2018, the Company anticipates closing an additional eight stores during the remainder of 2018 associated with this program. Total restructuring charges of $0.4 million were recorded for the three months ended March 31, 2018 under the 2017 program, all of which were incurred within the Aaron's Business segment. Restructuring charges were comprised of charges related to a realignment of the Company's home office organizational structure to more closely realign with current business conditions and Aaron's contractual lease obligations for closed stores, as well as gains recognized from the sale of the associated properties of stores closed under the restructuring program. These costs were included in restructuring expenses in the condensed consolidated statements of earnings. The Company expects to incur approximately $1.5 million of additional charges related to the 2017 restructuring program, which are expected to be incurred during the remainder of 2018. This estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
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
Total restructuring charges of $0.5 million were recorded under the 2016 program during the three months ended March 31, 2018, all of which were incurred within the Aaron's Business segment. Restructuring charges were comprised of charges related to Aaron's store contractual lease obligations for closed stores and gains recognized from the sale of the associated properties of stores closed under the restructuring program. These costs were included in restructuring expenses in the condensed consolidated statements of earnings. The Company does not expect to incur any further material charges related to the 2016 restructuring program. However, this is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
The following table summarizes restructuring charges for the three months ended March 31, 2018 and 2017, respectively, under both plans:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Contractual Lease Obligations	$719	$(523)
Severance	514	446
Gain on Sale of Closed Store Properties	(327)	—
Fixed Asset Impairment	—	404
Total Restructuring Expenses	$906	$327
To date, the Company has incurred charges of $39.2 million under the 2016 and 2017 restructuring programs.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the balances of the accruals for both programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the three months ended March 31, 2018:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2018	$12,437	$2,303
Charges	—	514
Adjustments[1]	719	—
Restructuring Charges	719	514
Payments	(1,659)	(835)
Balance at March 31, 2018	$11,497	$1,982
1 Adjustments relate to early buyouts of leases, changes in sublease assumptions and interest accretion.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally and a failure to realize the expected benefits of our restructuring plans and strategic initiatives, the execution and results of our operational strategies, risks related to Progressive Leasing's "virtual" lease-to-own business, deteriorations in the business performance of our franchisees and our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2017 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 27,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's stores in the United States and Canada and e-commerce website. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment also includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing’s significant revenue and profit growth in 2017. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets and benefit from synergies. We believe the traditional store-based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; (iii) the continuing economic challenges facing many traditional lease-to-own customers; and (iv) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe position us for success over the long-term:

•	Improve Aaron’s store profitability;

•	Accelerate our omnichannel platform;

•	Strengthen relationships of Progressive Leasing and DAMI’s current retail and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners; and

•	Champion compliance.
In July 2017, the Company acquired substantially all of the assets of the store operations of its largest franchisee. At the time of acquisition, the store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The Company also acquired 17 stores from a total of six other franchisees during the three months ended March 31, 2018 and the year ended December 31, 2017. We believe the acquisitions of franchisees benefit our omnichannel platform through added scale, strengthen the Company's presence in certain geographic markets, and enhance the Company's ability to drive inventory supply-chain synergies between the Aaron's Business and Progressive Leasing in markets the franchisees served.
We also have taken steps to address further the expense structure of our Aaron's Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 138 underperforming Company-operated stores throughout 2016 and 2017. As of March 31, 2018, the Company anticipates closing an additional eight stores during the remainder of 2018 related to the previously announced restructuring programs. The Company also optimized its home office and field support staff, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Highlights
The following summarizes significant highlights from the three months ended March 31, 2018:

•
The Company reported revenues of $954.8 million compared to $844.6 million for the first quarter of 2017. Earnings before income taxes decreased to $66.8 million compared to $82.6 million during the first quarter of 2017.

•
Progressive Leasing achieved record quarterly revenues of $486.5 million in the first quarter of 2018, an increase of 32.9% over the first quarter of 2017. Progressive Leasing's revenue growth is due to a 31.4% increase in total invoice volume, which was partially generated through a 9.7% increase in active doors. Progressive Leasing's earnings before income taxes decreased to $35.0 million compared to $35.8 million during the first quarter of 2017 due to higher personnel costs to support its growth and increases in the provision for lease merchandise write-offs and bad debt expense.

•
Aaron's Business revenues decreased to $458.8 million for the first quarter of 2018, a 2.4% decrease from the comparable period in 2017. The decline is due primarily to a 4.4% decrease in same store sales, the 2017 restructuring activities to close and merge stores, and declines in non-retail sales to our franchisees, partially offset by the acquisition of our largest franchisee in July 2017. Earnings before income taxes decreased to $33.1 million during the first quarter of 2018 compared to $48.6 million in the prior year comparable period due primarily to higher operating expenses for personnel, business improvement initiatives, and occupancy costs as well as lower revenues.

•
The Company generated cash from operating activities of $196.6 million for the three months ended March 31, 2018 compared to $104.2 million for the comparable period in 2017. The increase in net cash from operating activities was impacted by net income tax refunds of $75.4 million during the three months ended March 31, 2018 compared to net income tax payments of $1.0 million in 2017.

•
The Company returned excess capital of $20.5 million to our shareholders for the three months ended March 31, 2018 through the repurchase of 0.4 million shares and the payment of our quarterly dividend, which we have paid for 31 consecutive years.

Invoice Volume. We also believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2018	2017
Progressive Leasing Invoice Volume	$345,562	$262,935
Active Doors. We believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors represent retail store locations at which at least one virtual lease-to-own transaction has been completed during the trailing three month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at March 31 (Unaudited)	2018	2017
Progressive Leasing Active Doors	20,434	18,627
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended March 31, 2018, we calculated this amount by comparing revenues for the three months ended March 31, 2018 to revenues for the comparable period in 2017 for all stores open for the entire 15 month period ended March 31, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined 4.4% during the 15 month period ended March 31, 2018.
Seasonality
Our revenue mix is moderately seasonal for both our Progressive Leasing and Aaron's Business segments. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect these trends to continue in future periods. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three months ended March 31, 2018 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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

Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, bad debt expense, shipping and handling, advertising and marketing and the provision for loan losses, among other expenses.
Restructuring Expenses. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's Business, home office and field support functions. Restructuring charges were comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment and workforce reductions.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Interest Expense. Interest expense consists of interest incurred on fixed and variable rate debt.
Other Non-Operating Income, Net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan.

Results of Operations – Three months ended March 31, 2018 and 2017

	Three Months Ended March 31,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Lease Revenues and Fees	$870,067	$743,622	$126,445	17.0%
Retail Sales	8,516	8,778	(262)	(3.0)
Non-Retail Sales	53,230	69,327	(16,097)	(23.2)
Franchise Royalties and Fees	12,862	14,201	(1,339)	(9.4)
Interest and Fees on Loans Receivable	9,542	8,201	1,341	16.4
Other	592	425	167	39.3
	954,809	844,554	110,255	13.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	440,008	361,998	78,010	21.5
Retail Cost of Sales	5,662	5,391	271	5.0
Non-Retail Cost of Sales	48,020	62,085	(14,065)	(22.7)
Operating Expenses	390,232	328,825	61,407	18.7
Restructuring Expenses	906	327	579	177.1
Other Operating Income, Net	(83)	(561)	478	85.2
	884,745	758,065	126,680	16.7
OPERATING PROFIT	70,064	86,489	(16,425)	(19.0)
Interest Income	202	974	(772)	(79.3)
Interest Expense	(4,326)	(5,815)	(1,489)	(25.6)
Other Non-Operating Income, Net	812	975	(163)	(16.7)
EARNINGS BEFORE INCOME TAXES	66,752	82,623	(15,871)	(19.2)
INCOME TAXES	14,506	29,323	(14,817)	(50.5)
NET EARNINGS	$52,246	$53,300	$(1,054)	(2.0)%
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Progressive Leasing[1]	$486,517	$366,115	$120,402	32.9%
Aaron's Business[2]	458,750	470,238	(11,488)	(2.4)
DAMI[3]	9,542	8,201	1,341	16.4
Total Revenues from External Customers	$954,809	$844,554	$110,255	13.1%
[1] Segment revenue principally consists of lease revenues and fees.
[2] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Refer to Note 6 to our condensed consolidated financial statements for additional disaggregated revenue by segment disclosures.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 31.4% increase in total invoice volume, which was partially driven by a 9.7% growth in active doors.

Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $16.1 million decrease in non-retail sales, and a $1.3 million decrease in franchise royalties and fees, partially offset by a $6.0 million increase in lease revenues and fees. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 162 franchised stores, which includes the Company's acquisition of various franchisees and lower non-retail sales to remaining franchisees, during the 15 month period ended March 31, 2018. Lease revenues and fees increased due to the net addition of 17 Company-operated stores during the 15 month period ended March 31, 2018. The acquisitions of various franchisees during 2017 impacted Aaron's Business in the form of an increase in lease revenue and fees, partially offset by lower non-retail sales and franchise royalties and fees during the three months ended March 31, 2018 compared to the same period in the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of outstanding loans originated since the acquisition was approximately $87.6 million as of March 31, 2018 compared to $70.5 million as of March 31, 2017.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2018	2017	$	%
Personnel Costs	$170,213	$150,974	$19,239	12.7%
Occupancy Costs	54,217	48,368	5,849	12.1
Provision for Lease Merchandise Write-Offs	44,470	30,790	13,680	44.4
Bad Debt Expense	46,542	31,985	14,557	45.5
Shipping and Handling	18,435	17,024	1,411	8.3
Advertising	10,399	10,157	242	2.4
Provision for Loan Losses	4,492	3,743	749	20.0
Other Operating Expenses	41,464	35,784	5,680	15.9
Operating Expenses	$390,232	$328,825	$61,407	18.7%
As a percentage of total revenues, operating expenses increased to 40.9% in the 2018 from 38.9% in the same period in 2017.
Personnel costs increased by $9.7 million in our Aaron's Business segment and $9.4 million at our Progressive Leasing segment. The increase in personnel costs in the first quarter of 2018 is primarily the result of hiring to support both Aaron's Business strategic operating initiatives and the growth of Progressive Leasing, increased labor cost in the Aaron's Company operated stores due in part to the acquisitions of various franchisees in 2017 and higher stock-based compensation expense, partially offset by a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017.
Occupancy costs increased primarily due to higher store maintenance expenses in the first quarter of 2018 and the net addition of 17 Company-operated stores during the 15 month period ended March 31, 2018.
The provision for lease merchandise write-offs increased during the three months ended March 31, 2018 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.1% in 2018 from 4.8% in 2017 due to an expected shift in Progressive's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 3.8% in 2018 from 3.5% in 2017.
Bad debt expense increased by $14.6 million during the three months ended March 31, 2018 primarily due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 9.6% in 2018 compared to 8.7% in 2017 due primarily to an expected shift in Progressive's portfolio mix.
Other expenses increased by $5.7 million due primarily to higher third-party consulting costs related to various Aaron's Business strategic operating initiatives.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 50.6% from 48.7% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 63.9% in 2018 from 62.7% in the prior year due to an increase in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.7% in 2018 from 35.1% in the prior year, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to prior year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 66.5% from 61.4% primarily due to an unfavorable revenue mix shift from higher-margin to lower-margin retail sales.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 90.2% from 89.6% primarily due to higher inventory purchase cost during 2018 as compared to 2017.
Restructuring Expenses. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in our home office and field support operations, charges of $0.9 million were incurred during the three months ended March 31, 2018. The charges are primarily comprised of $0.7 million related to changes in estimates to the Aaron's store contractual lease obligations for closed stores and $0.5 million related to workforce reductions, partially offset by gains of $0.3 million recognized from the sale of the associated properties of stores closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2018	2017	$	%
Gains on sales of stores and customer agreements	$(72)	$(356)	$284	79.8%
Net gains on sales of delivery vehicles	(134)	(405)	271	66.9
Impairment charges and net losses on asset dispositions and assets held for sale	123	200	(77)	(38.5)
Other operating income, net	$(83)	$(561)	$478	85.2%
Operating Profit
Interest income. Interest income decreased to $0.2 million in 2018 from $1.0 million in 2017 primarily due to the discontinuation of accruing interest income related to the Perfect Home Notes effective April 1, 2017.
Interest expense. Interest expense decreased to $4.3 million in 2018 from $5.8 million in 2017 due primarily to a lower outstanding debt balance during the three months ended March 31, 2018 and lower interest rates on the outstanding debt.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income, net were foreign exchange remeasurement gains of $0.6 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively. These net gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.2 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2018	2017	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$34,979	$35,758	$(779)	(2.2)%
Aaron's Business	33,079	48,630	(15,551)	(32.0)
DAMI	(1,306)	(1,765)	459	26.0
Total Earnings Before Income Taxes	$66,752	$82,623	$(15,871)	(19.2)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $14.5 million for the three months ended March 31, 2018 due to a decrease in the effective tax rate to 21.7% in 2018 from 35.5% in 2017. The decrease in the effective tax rate is primarily the result of the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. Separately, our effective tax rate was reduced as a result of the recognition of higher excess tax benefits related to stock compensation activity during the three months ended March 31, 2018 as compared to the prior year.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2017 to March 31, 2018 include:

•	Cash and cash equivalents increased $138.4 million to $189.4 million at March 31, 2018. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Income Tax Receivable decreased $68.2 million due primarily to income tax refunds, net of tax payments, of $75.4 million received during the three months ended March 31, 2018.

•
Debt decreased $10.3 million due primarily to scheduled repayments of $10.0 million on the Company's term loan. Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron's Business. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loan receivables for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt; and

•	stock offerings.
As of March 31, 2018, the Company had $189.4 million of cash and $393.9 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $196.6 million and $104.2 million during the three months ended March 31, 2018 and 2017, respectively. The $92.4 million increase in operating cash flows was primarily driven by net tax refunds of $75.4 million during the three months ended March 31, 2018 compared to net tax payments of $1.0 million paid during the three months ended March 31, 2017. The Tax Act changed previous tax laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017. As a result of the provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017 and therefore qualified for and received a refund related to 2017 income tax payments during the three months ended March 31, 2018.
Cash Used in Investing Activities
Cash used in investing activities was $18.0 million and $10.7 million during the three months ended March 31, 2018 and 2017, respectively. The $7.3 million increase in investing cash outflows was primarily due to (i) $4.7 million additional outflows related to the purchase of property, plant and equipment; (ii) $4.2 million additional outflows as a result of the acquisition of businesses and customer agreements; and (iii) $1.3 million lower proceeds from the sale of property, plant and equipment, partially offset by $2.3 million lower net cash outflows on investments in DAMI loans receivable during the three months ended March 31, 2018 as compared to the same period in 2017.
Cash Used in Financing Activities
Cash used in financing activities was $40.2 million and $53.6 million during the three months ended March 31, 2018 and 2017, respectively. The $13.3 million decrease in financing cash outflows was primarily due to (i) a $15.9 million decrease in Company repurchases of outstanding common stock in 2018 compared to 2017; and (ii) a $2.9 million decrease in the net repayments of outstanding debt in 2018 compared to 2017, partially offset by a $7.0 million increase in cash payments to tax authorities for shares withheld from employees as part of our long-term incentive program during the three months ended March 31, 2018.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the three months ended March 31, 2018, the Company purchased approximately 391,000 shares for $18.4 million. As of March 31, 2018, we have the authority to purchase additional shares up to our remaining authorization limit of $481.6 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 31 consecutive years. At its November 2017 meeting, our board of directors increased the quarterly dividend to $0.030 per share from $0.0275 per share. Aggregate dividend payments for the three months ended March 31, 2018 were $2.1 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of March 31, 2018, $87.5 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of March 31, 2018 was $393.9 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of March 31, 2018, the Company had outstanding $240.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017.
As of March 31, 2018, the Company had outstanding $25.0 million in senior unsecured notes originally issued in a private placement in July 2011. The notes bear interest at the rate of 3.95% per year. The final repayment of these notes was due and paid by the Company in April 2018. Quarterly payments of interest commenced July 27, 2011, and annual principal payments of $25.0 million each commenced April 27, 2014.
Our revolving credit and term loan agreement contains financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest income and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at March 31, 2018 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the three months ended March 31, 2018, we received net tax refunds of $75.4 million. Within the next nine months, we anticipate we will make no cash payments for U.S. federal income taxes and an estimated $18.0 million for state and Canadian income taxes.
The Tax Act, which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers. The Company made periodic tax payments throughout 2017 based on the tax laws in effect at that time. As a result of the Tax Act, the Company applied for and received, during the three months ended March 31, 2018, a $77 million refund from the Internal Revenue Service (the "IRS") for the 2017 tax year.
We estimate the tax deferral associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $168.0 million as of December 31, 2017, of which approximately 88% is expected to reverse in 2018 and most of the remainder during 2019. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2017.
Leases
The Company leases various properties and other assets in the normal course of business, including certain properties under capital leases with related parties. Our lease agreements are more fully described in Note 7 to the consolidated financial statements in the 2017 Annual Report.
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a maturity date of October 24, 2018.
The maximum facility commitment amount under the franchisee loan program is $85.0 million. At March 31, 2018, the total amount that we might be obligated to repay in the event franchisees defaulted was $42.9 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of March 31, 2018, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $355.8 million and $354.5 million as of March 31, 2018 and December 31, 2017, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.6 million as of March 31, 2018 and December 31, 2017, respectively.

Critical Accounting Policies
Refer to the 2017 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2018 through January 31, 2018	—	—	—	$500,000,000
February 1, 2018 through February 28, 2018	—	—	—	500,000,000
March 1, 2018 through March 31, 2018	391,325	47.04	391,325	481,593,386
Total	391,325		391,325
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization, which replaced our previous repurchase program, was publicly announced on February 15, 2018 and authorized the repurchase of shares up to a maximum amount of $500 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	First Amendment to Compensation Plan for Non-Employee Directors, effective May 9, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	April 26, 2018	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	April 26, 2018	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)