Form 10-Q
period 2018-06-30
AARON'S INC
filed 2018-07-26
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 26, 2018
Common Stock, $0.50 Par Value	69,175,813

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$94,323	$51,037
Investments	—	20,385
Accounts Receivable (net of allowances of $48,968 in 2018 and $46,946 in 2017)	84,309	99,887
Lease Merchandise (net of accumulated depreciation and allowances of $773,211 in 2018 and $760,722 in 2017)	1,137,428	1,152,135
Loans Receivable (net of allowances and unamortized fees of $19,278 in 2018 and $19,829 in 2017)	79,688	86,112
Property, Plant and Equipment at Cost (net of accumulated depreciation of $262,146 in 2018 and $242,623 in 2017)	206,984	207,687
Goodwill	626,692	622,948
Other Intangibles (net of accumulated amortization of $114,913 in 2018 and $100,557 in 2017)	224,513	235,551
Income Tax Receivable	45,781	100,023
Prepaid Expenses and Other Assets	119,232	116,499
Total Assets	$2,618,950	$2,692,264
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$270,963	$304,810
Deferred Income Taxes Payable	257,620	222,592
Customer Deposits and Advance Payments	72,613	68,060
Debt	272,941	368,798
Total Liabilities	874,137	964,260
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2018 and December 31, 2017; Shares Issued: 90,752,123 at June 30, 2018 and December 31, 2017	45,376	45,376
Additional Paid-in Capital	266,275	270,043
Retained Earnings	1,904,309	1,819,524
Accumulated Other Comprehensive (Loss) Income	(238)	774
	2,215,722	2,135,717
Less: Treasury Shares at Cost
Common Stock: 21,593,100 Shares at June 30, 2018 and 20,733,010 at December 31, 2017	(470,909)	(407,713)
Total Shareholders’ Equity	1,744,813	1,728,004
Total Liabilities & Shareholders’ Equity	$2,618,950	$2,692,264
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$845,938	$718,089	$1,716,005	$1,461,711
Retail Sales	6,592	6,106	15,108	14,884
Non-Retail Sales	53,661	69,602	106,891	138,929
Franchise Royalties and Fees	12,125	12,824	24,987	27,025
Interest and Fees on Loans Receivable	9,208	8,532	18,750	16,733
Other	335	491	927	916
	927,859	815,644	1,882,668	1,660,198
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	415,414	345,398	855,422	707,396
Retail Cost of Sales	4,156	3,940	9,818	9,331
Non-Retail Cost of Sales	47,068	61,818	95,088	123,903
Operating Expenses	388,337	330,548	778,569	659,373
Restructuring (Reversals) Expenses, Net	(882)	13,445	24	13,772
Other Operating Income, Net	(165)	(511)	(248)	(1,072)
	853,928	754,638	1,738,673	1,512,703
OPERATING PROFIT	73,931	61,006	143,995	147,495
Interest Income	154	378	356	1,352
Interest Expense	(3,807)	(5,552)	(8,133)	(11,367)
Impairment of Investment	(20,098)	—	(20,098)	—
Other Non-Operating (Expense) Income, Net	(200)	1,163	612	2,138
EARNINGS BEFORE INCOME TAXES	49,980	56,995	116,732	139,618
INCOME TAXES	11,479	20,660	25,985	49,983
NET EARNINGS	$38,501	$36,335	$90,747	$89,635
EARNINGS PER SHARE
Basic	$0.55	$0.51	$1.30	$1.26
Assuming Dilution	$0.54	$0.51	$1.27	$1.24
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0300	$0.0275	$0.0600	$0.0550
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,645	70,686	69,875	71,001
Assuming Dilution	70,837	71,697	71,428	72,040
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net Earnings	$38,501	$36,335	$90,747	$89,635
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(535)	446	(1,012)	649
Total Other Comprehensive (Loss) Income	(535)	446	(1,012)	649
Comprehensive Income	$37,966	$36,781	$89,735	$90,284
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$90,747	$89,635
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	855,422	707,396
Other Depreciation and Amortization	44,591	40,302
Accounts Receivable Provision	113,077	82,106
Provision for Credit Losses on Loans Receivable	9,540	9,130
Stock-Based Compensation	15,143	11,705
Deferred Income Taxes	39,684	(16,084)
Impairment of Investment	20,098	—
Other Changes, Net	(1,076)	(3,795)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,034,838)	(905,693)
Book Value of Lease Merchandise Sold or Disposed	199,846	202,734
Accounts Receivable	(97,385)	(71,081)
Prepaid Expenses and Other Assets	(7,965)	(13,618)
Income Tax Receivable	54,242	(751)
Accounts Payable and Accrued Expenses	(36,165)	(16,940)
Customer Deposits and Advance Payments	1,819	562
Cash Provided by Operating Activities	266,780	115,608
INVESTING ACTIVITIES:
Investments in Loans Receivable	(31,797)	(37,139)
Proceeds from Loans Receivable	30,150	31,053
Proceeds from Investments	666	—
Outflows on Purchases of Property, Plant and Equipment	(32,785)	(26,822)
Proceeds from Property, Plant and Equipment	4,349	7,256
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(14,401)	(940)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	318	948
Cash Used in Investing Activities	(43,500)	(25,644)
FINANCING ACTIVITIES:
Proceeds from Debt	—	7,000
Repayments on Debt	(96,173)	(104,309)
Dividends Paid	(2,111)	(3,903)
Acquisition of Treasury Stock	(68,432)	(34,302)
Issuance of Stock Under Stock Option Plans	4,134	2,982
Shares Withheld for Tax Payments	(17,282)	(5,715)
Debt Issuance Costs	(55)	—
Cash Used in Financing Activities	(179,919)	(138,247)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(75)	57
Increase (Decrease) in Cash and Cash Equivalents	43,286	(48,226)
Cash and Cash Equivalents at Beginning of Period	51,037	308,561
Cash and Cash Equivalents at End of Period	$94,323	$260,335
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
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
The Company acquired the store operations of five franchisees during the six months ended June 30, 2018 and four franchisees during the year ended December 31, 2017, which included the Company's largest franchisee. The Company acquired the store operations of three additional franchisees in July 2018. Refer to Note 2 and Note 8 to these condensed consolidated financial statements for additional discussion on these franchisee acquisitions.
The following table presents active doors for Progressive Leasing:

Active Doors at June 30 (Unaudited)	2018	2017
Progressive Leasing Active Doors[1]	20,309	19,148
1 Active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing three month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing three month period.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of June 30 (Unaudited)	2018	2017
Company-operated Aaron's Branded Stores	1,179	1,093
Franchised Stores	530	680
Systemwide Stores	1,709	1,773
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission on March 1, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of operating results for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2018	2017	2018	2017
Weighted Average Shares Outstanding	69,645	70,686	69,875	71,001
Dilutive Effect of Share-Based Awards	1,192	1,011	1,553	1,039
Weighted Average Shares Outstanding Assuming Dilution	70,837	71,697	71,428	72,040
Approximately 493,000 and 340,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2018, respectively, as the awards would have been anti-dilutive for the periods presented.
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
In addition, franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores and pre-opening services provided by Aaron's to assist in the start-up operations of the stores. The Company considers the rights to the intellectual property and the pre-opening services to be a single performance obligation, resulting in the recognition of revenue ratably over time from the store opening date throughout the remainder of the franchise agreement term. The Company believes that this period of time is most representative of the time period in which the customer realizes the benefits of having the right to access the Company's intellectual property. The deferred revenue balance related to initial franchise fees is $2.3 million as of June 30, 2018 and is included in customer deposits and advance payments on the condensed consolidated balance sheets. Revenue related to initial franchise fees recognized during the three and six months ended June 30, 2018 was $0.2 million and $0.5 million respectively.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The customer is required to make periodic minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 25% to 34.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. For credit cards that provide for deferred or reduced interest, if the balance is not paid off during the promotional period, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires or defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period.
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
Investments
At December 31, 2017, investments classified as held-to-maturity securities consisted of British pound-denominated notes issued by PerfectHome, which is based in the U.K. The PerfectHome Notes ("Notes") consisted of outstanding principal and accrued interest of £15.1 million ($20.4 million) at December 31, 2017. PerfectHome was a variable interest entity ("VIE") because it did not have sufficient equity at risk. However, the Company was not the primary beneficiary and did not consolidate PerfectHome since the Company lacked power through voting or similar rights to direct the activities that most significantly affected PerfectHome's economic performance.
During the three months ended June 30, 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. Additionally, the senior lender notified PerfectHome in May 2018 of its intent to exercise remedies available under its credit documentation, which included the right to call its outstanding debt. Furthermore, during the three months ended June 30, 2018, the U.K. governing authority for rent-to-own companies, the Financial Conduct Authority, proposed new regulatory measures which could adversely affect PerfectHome's business. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company believes it will not receive any further payments on its subordinated secured Notes. As a result, the Company recorded a full impairment of the PerfectHome investment of $20.1 million during the three months ended June 30, 2018.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2018	December 31, 2017
Customers	$48,978	$48,661
Corporate	12,860	23,431
Franchisee	22,471	27,795
Accounts Receivable	$84,309	$99,887

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2018	2017
Bad Debt Expense	$96,651	$68,044
Provision for Returns and Uncollected Renewal Payments	16,426	14,062
Accounts Receivable Provision	$113,077	$82,106
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2018	December 31, 2017
Merchandise on Lease	$909,700	$908,268
Merchandise not on Lease	227,728	243,867
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,137,428	$1,152,135
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
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2018	2017
Beginning Balance	$35,629	$33,399
Merchandise Written off, net of Recoveries	(80,856)	(61,034)
Provision for Write-offs	91,420	63,938
Ending Balance	$46,193	$36,303
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
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company's historical experience, adjusted for current conditions and the Company's judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency ratios are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time. Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity could be materially affected.
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
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2018 and December 31, 2017 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	June 30, 2018	December 31, 2017
600 or Less	2.5%	1.7%
Between 600 and 700	77.4%	76.5%
700 or Greater	20.1%	21.8%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2018	December 31, 2017
Prepaid Expenses	$39,023	$31,509
Prepaid Insurance	33,444	36,735
Assets Held for Sale	9,698	10,118
Deferred Tax Asset	7,556	11,589
Other Assets	29,511	26,548
Prepaid Expenses and Other Assets	$119,232	$116,499

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2018 and December 31, 2017. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of June 30, 2018 and December 31, 2017 is $9.7 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2018	December 31, 2017
Accounts Payable	$62,314	$80,821
Accrued Insurance Costs	39,859	41,680
Accrued Salaries and Benefits	41,903	46,511
Accrued Real Estate and Sales Taxes	31,599	31,054
Deferred Rent	27,816	29,912
Other Accrued Expenses and Liabilities	67,472	74,832
Accounts Payable and Accrued Expenses	$270,963	$304,810
Debt
At June 30, 2018, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2017 Annual Report for further information regarding the Company's indebtedness.
Income Taxes
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under previous tax legislation. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit recognized during the year ended December 31, 2017. In connection with the provisional analysis, the Company recorded additional income tax expense of $0.2 million during the six months ended June 30, 2018.
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
Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2018 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2018	$774
Other Comprehensive Loss	(1,012)
Balance at June 30, 2018	$(238)
There were no reclassifications out of accumulated other comprehensive (loss) income for the six months ended June 30, 2018.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, and fixed-rate long-term debt, that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value for the loans receivable, net of allowances, and the revolving credit borrowings also approximate their carrying amounts.
Related Party Transactions
Aaron Ventures I, LLC, which we refer to as “Aaron Ventures,” was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of June 30, 2018, the Company had seven remaining capital leases and ten remaining operating leases with Aaron Ventures with lease expiration dates between 2019 and 2026. During late 2017 and early 2018, 16 of the leases were renegotiated with Aaron Ventures. The seven capital leases have aggregate annual rental payments of approximately $0.4 million. The rate of interest implicit in the leases is approximately 9.7%. The land and buildings, associated depreciation expense and lease obligations are recorded in the Company's condensed consolidated financial statements. The ten operating leases have aggregate annual rental payments of approximately $0.8 million.
Supplemental Disclosure of Noncash Investing Transactions
During the six months ended June 30, 2018, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
In addition, the purchase price for the acquisition of certain franchisees made during the six months ended June 30, 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.4 million. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statement of cash flows.
Hurricane Impact
During the third and fourth quarters of 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures) and employee assistance payments; (ii) increased customer-related accounts receivable allowances and lease merchandise allowances primarily in the impacted areas; (iii) lost lease revenue due to store closures of Aaron's Business and Progressive Leasing retail partners; and (iv) lost lease revenue due to the postponing of customer payments in the impacted areas. During the six months ended June 30, 2018, the Company received partial cash payments of $0.4 million from its insurers related to the property damage claims. As of June 30, 2018, the Company has an insurance receivable for property-related damages of $3.2 million, which the Company believes is probable of receipt.

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
The impact of adoption on the condensed consolidated statements of earnings and balance sheets was as follows:
Condensed Consolidated Statements of Earnings

Three Months Ended June 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$12,125	$10,078	$2,047
Operating Expenses	388,337	386,495	1,842
OPERATING PROFIT	73,931	73,726	205
EARNINGS BEFORE INCOME TAXES	49,980	49,775	205
INCOME TAXES	11,479	11,429	50
NET EARNINGS	$38,501	$38,347	$154

Six Months Ended June 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$24,987	$20,844	$4,143
Operating Expenses	778,569	774,891	3,678
OPERATING PROFIT	143,995	143,531	464
EARNINGS BEFORE INCOME TAXES	116,732	116,268	464
INCOME TAXES	25,985	25,871	114
NET EARNINGS	$90,747	$90,396	$351

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Balance Sheets

Balance at June 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Deferred Income Taxes Payable	$257,620	$258,129	$(509)
Customer Deposits and Advance Payments	72,613	70,725	1,888
Total Liabilities	874,137	872,758	1,379
Retained Earnings	1,904,309	1,905,688	(1,379)
Total Shareholders’ Equity	1,744,813	1,746,192	(1,379)
Total Liabilities & Shareholders’ Equity	$2,618,950	$2,618,950	$—
Condensed Comprehensive Statements of Income

Three Months Ended June 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Comprehensive Income	$37,966	$37,812	$154

Six Months Ended June 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Comprehensive Income	$89,735	$89,384	$351
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
The new standard did not have a material impact to the Company's condensed consolidated financial statements during the first six months of 2018. The future impact of this new standard will depend on the quantity and magnitude of future acquisitions (or disposals) that will be treated as asset acquisitions (or disposals) in accordance with ASU 2017-01.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending Adoption
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which would require lessees to recognize assets and liabilities for most leases and would change certain aspects of today's lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will result in the Company classifying bad debt expense incurred within its Progressive Leasing segment as a reduction of lease revenue and fees within the consolidated statements of earnings.
The new standard will also impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company plans to elect a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019, and thus does not anticipate a material impact to the consolidated statements of earnings or consolidated statements of cash flows. The Company expects to be affected by the transition guidance related to recognition of deferred gains recorded under previous sale and operating leaseback transactions, which requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative-effect adjustment to retained earnings upon adoption of ASU 2016-02. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating other impacts of adopting ASU 2016-02, and intends to adopt the new standard in the first quarter of 2019.
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
NOTE 2. ACQUISITIONS
Franchisee Acquisition
On July 27, 2017, the Company acquired substantially all of the assets and liabilities of the store operations of SEI, the Company's largest franchisee, for approximately $140 million in cash. At the time of the acquisition, those store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control to execute our business transformation initiatives.
The acquired operations generated revenues of $58.3 million and earnings before income taxes of $2.5 million from July 27, 2017 through December 31, 2017. During the three and six months ended June 30, 2018, the acquired operations generated revenues of $32.6 million and $67.8 million, respectively, and earnings before income taxes of $3.9 million and $8.0 million, respectively, which are included in our condensed consolidated statements of earnings. Included in the earnings before income taxes of the acquired operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired stores. The revenues and earnings before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated from SEI, as a franchisee, from July 27, 2017 through June 30, 2018 had the transaction not been completed.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Accounting
The franchisee acquisition has been accounted for as a business combination, and the results of operations of the acquired business are included in the Company’s results of operations from the date of acquisition. The following table presents a summary of the preliminary and final fair value of the assets acquired and liabilities assumed in the franchisee acquisition, as well as measurement period adjustments made during the three months ended June 30, 2018:

(In Thousands)	Amounts Recognized as of Acquisition Date (preliminary)[1]	Acquisition Accounting Adjustments[2]	Final Amounts Recognized as of Acquisition Date
Purchase Price	$140,000	$—	$140,000
Settlement of Pre-existing Accounts Receivable SEI owed Aaron's, Inc.	3,452	—	3,452
Reimbursement for Insurance Costs	(100)	—	(100)
Working Capital Adjustment	188	—	188
Consideration Transferred	143,540	—	143,540
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	34	—	34
Receivables	1,448	(103)	1,345
Lease Merchandise	40,941	—	40,941
Property, Plant and Equipment	8,832	—	8,832
Other Intangibles[3]	13,779	—	13,779
Prepaid Expenses and Other Assets	440	—	440
Total Identifiable Assets Acquired	65,474	(103)	65,371
Accounts Payable and Accrued Expenses	(6,698)	—	(6,698)
Customer Deposits and Advance Payments	(2,500)	—	(2,500)
Capital Leases	(4,514)	—	(4,514)
Total Liabilities Assumed	(13,712)	—	(13,712)
Goodwill[4]	91,778	103	91,881
Net Assets Acquired	$51,762	$(103)	$51,659
1 As previously reported in Note 2 to the condensed consolidated financial statements as of March 31, 2018.
2 The acquisition accounting adjustments relate to finalizing certain working capital adjustments.
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
Other Acquisitions
In addition to the acquisition discussed above, the Company acquired the store operations of five franchisees during the six months ended June 30, 2018 and three franchisees during the year ended December 31, 2017.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $14.4 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the six months ended June 30, 2018 and 2017 was not significant.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(12,055)	$—	$—	$(12,927)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,698	$—	$—	$10,118	$—
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

(In Thousands)	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
PerfectHome Notes[1]	$—	$—	$—	$—	$—	$20,385
Fixed-Rate Long-Term Debt[2]	—	(183,559)	—	—	(273,476)	—

[1]
The PerfectHome notes were carried at cost, which approximated fair value. The Company recorded a full impairment of the PerfectHome investment of $20.1 million during the three months ended June 30, 2018. Refer to Note 1 to the condensed consolidated financial statements for further discussion of the PerfectHome impairment.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $180.0 million and $265.0 million at June 30, 2018 and December 31, 2017, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2018	December 31, 2017
Credit Card Loans[1]	$88,947	$89,728
Acquired Loans[2]	10,019	16,213
Loans Receivable, Gross	98,966	105,941

Allowance for Loan Losses	(11,586)	(11,454)
Unamortized Fees	(7,692)	(8,375)
Loans Receivable, Net of Allowances and Unamortized Fees	$79,688	$86,112
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	June 30, 2018	December 31, 2017
30-59 days past due	6.9%	7.1%
60-89 days past due	3.1%	3.6%
90 or more days past due	3.5%	4.1%
Past due loans receivable	13.5%	14.8%
Current loans receivable	86.5%	85.2%
Balance of Credit Card Loans on Nonaccrual Status	$1,478	$2,016
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	Six Months Ended June 30,
(In Thousands)	2018	2017
Beginning Balance[1]	$11,454	$6,624
Provision for Loan Losses	9,540	9,130
Charge-offs	(10,210)	(6,985)
Recoveries	802	244
Ending Balance	$11,586	$9,013
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2018, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $43.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.5 million as of June 30, 2018.
The maximum facility commitment amount under the franchisee loan program is $85.0 million, including a Canadian subfacility commitment amount for loans to franchisee that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2017 Annual Report. The Company is in compliance with all covenants at June 30, 2018 and believes it will continue to be in compliance in the future.
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
At June 30, 2018 and December 31, 2017, the Company had accrued $1.8 million and $7.3 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million.
At June 30, 2018, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $2.0 million and $5.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.

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
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On September 26, 2017, the District Court again denied plaintiffs' motion for class certification. Plaintiffs have filed a petition with the United States Court of Appeals for the Third Circuit for permission to appeal the denial of class certification. The Company is opposing this petition, and a decision remains pending. In March 2018, the District Court granted plaintiff's motion to reconsider the prior dismissal of the Wyoming invasion of privacy claim. That claim is now under evaluation for class certification. The Court also denied the Company's pending motion for summary judgment as moot, but the Company is free to re-file the motion at a future date.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities
In Re Aaron's Securities Litigation, f/k/a Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed on June 16, 2017, in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company filed a motion to dismiss the lawsuit on December 15, 2017. Oral argument on that motion was held on May 18, 2018 and a decision is pending. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands (“CIDs”) from the Federal Trade Commission (the “FTC”). The CIDs request the production of documents and answers to written questions to determine whether disclosures related to financial products offered by the Company through the Aaron’s Business and Progressive Leasing are in violation of the Federal Trade Commission Act. Although we believe we are in compliance with the FTC Act, these inquiries could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. The Company is fully cooperating with the FTC in responding to these inquiries.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $348.9 million and $354.5 million as of June 30, 2018 and December 31, 2017, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.7 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2017 Annual Report for further information.
NOTE 6. SEGMENTS
As of June 30, 2018, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
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
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$483,666	$362,272	$—	$845,938
Retail Sales[2]	—	6,592	—	6,592
Non-Retail Sales[2]	—	53,661	—	53,661
Franchise Royalties and Fees[2]	—	12,125	—	12,125
Interest and Fees on Loans Receivable[3]	—	—	9,208	9,208
Other	—	335	—	335
Total	$483,666	$434,985	$9,208	$927,859
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $4.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $9.1 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail and non-retail sales are recognized at the point of sale.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$373,499	$344,590	$—	$718,089
Retail Sales[2]	—	6,106	—	6,106
Non-Retail Sales[2]	—	69,602	—	69,602
Franchise Royalties and Fees[2]	—	12,824	—	12,824
Interest and Fees on Loans Receivable[3]	—	—	8,532	8,532
Other	—	491	—	491
Total	$373,499	$433,613	$8,532	$815,644
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $0.6 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $11.9 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail and non-retail sales are recognized at the point of sale.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue by source and by segment for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$970,183	$745,822	$—	$1,716,005
Retail Sales[2]	—	15,108	—	15,108
Non-Retail Sales[2]	—	106,891	—	106,891
Franchise Royalties and Fees[2]	—	24,987	—	24,987
Interest and Fees on Loans Receivable[3]	—	—	18,750	18,750
Other	—	927	—	927
Total	$970,183	$893,735	$18,750	$1,882,668
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $8.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $19.2 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail and non-retail sales are recognized at the point of sale.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$739,614	$722,097	$—	$1,461,711
Retail Sales[2]	—	14,884	—	14,884
Non-Retail Sales[2]	—	138,929	—	138,929
Franchise Royalties and Fees[2]	—	27,025	—	27,025
Interest and Fees on Loans Receivable[3]	—	—	16,733	16,733
Other	—	916	—	916
Total	$739,614	$903,851	$16,733	$1,660,198
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $1.5 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $25.1 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail and non-retail sales are recognized at the point of sale.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$44,575	$38,240	$79,554	$73,998
Aaron's Business[1]	7,697	21,450	40,776	70,080
DAMI	(2,292)	(2,695)	(3,598)	(4,460)
Total Earnings Before Income Taxes	$49,980	$56,995	$116,732	$139,618
1 Earnings before income taxes for the Aaron's Business during the three months ended June 30, 2018 includes a full impairment of the PerfectHome investment of $20.1 million. This charge is net of restructuring reversals of $0.9 million related to reversals of previously recorded restructuring charges partially offset by charges related to Aaron's contractual lease obligations for closed stores.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	June 30, 2018	December 31, 2017
Assets:
Progressive Leasing	$1,019,520	$1,022,413
Aaron's Business[1]	1,253,427	1,261,234
DAMI	97,818	108,306
Other[2]	248,185	300,311
Total Assets	$2,618,950	$2,692,264
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $15.9 million and $16.3 million as of June 30, 2018 and December 31, 2017, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. RESTRUCTURING
2017 and 2016 Restructuring Programs
During the year ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its Company-operated Aaron's store base portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming Company operated stores throughout 2016, 2017, and 2018. The Company also optimized its home office staff and field support, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions. As of June 30, 2018, the Company anticipates closing an additional seven stores during the remainder of 2018 associated with these programs.
Total net restructuring reversals of $0.9 million and net charges of less than $0.1 million were recorded for the three and six months ended June 30, 2018, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three months ended June 30, 2018 was comprised of reversals of previously recorded restructuring charges, partially offset by charges related to Aaron's contractual lease obligations for closed stores and severance charges related to a realignment of the Company's home office organizational structure to more closely realign with current business conditions. These costs were included in restructuring (reversals) expenses in the condensed consolidated statements of earnings. The Company expects to incur approximately $1.0 million of additional charges related to the programs, which are expected to be incurred during the remainder of 2018. This estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
The following table summarizes restructuring charges for the three and six months ended June 30, 2018 and 2017, respectively, under both plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017[1]	2018	2017[1]
Contractual Lease Obligations	$207	$11,841	$926	$11,318
Severance	87	1,144	601	1,590
Other Reversals	(1,176)	—	(1,176)	—
Gain on Sale of Closed Store Properties	—	—	(327)	—
Fixed Asset Impairment	—	460	—	864
Total Restructuring (Reversals) Expenses, Net	$(882)	$13,445	$24	$13,772
1 Substantially all restructuring charges incurred during 2017 were incurred within the Aaron's Business segment. The Company also incurred restructuring charges of $0.1 million and $0.2 million during the three and six months ended June 30, 2017 within the DAMI segment related primarily to the segment's relocation efforts.
To date, the Company has incurred charges of $38.3 million under the 2016 and 2017 restructuring programs.
The following table summarizes the balances of the accruals for the programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the six months ended June 30, 2018:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2018	$12,437	$2,303
Charges	—	601
Adjustments[1]	926	—
Restructuring Charges	926	601
Payments	(3,305)	(1,571)
Balance at June 30, 2018	$10,058	$1,333
1 Adjustments relate to early buyouts of leases, changes in sublease assumptions and interest accretion.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS
Franchisee Acquisitions
During July 2018, the Company acquired 90 Aaron’s-branded franchised stores operated by three franchisees for an aggregated price of approximately $127 million. The acquisitions are expected to benefit the Company’s omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhanced operational control to execute our business transformation initiatives.
The acquisitions will be accounted for as business combinations, and the results of operations of the acquired businesses will be included in the Company’s results of operations from their respective acquisition dates during July 2018. The Company has not yet completed its initial accounting to fair value the acquired assets and liabilities assumed for these acquisitions.

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2017 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through more than 20,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional retailers.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing’s significant revenue and profit growth in 2017 and through the first six months of 2018. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets and benefit from synergies. We believe the traditional store-based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; (iii) the continuing economic challenges facing many traditional lease-to-own customers; and (iv) commoditization of pricing in consumer electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe position us for success over the long-term:

•	Improve Aaron’s store profitability;

•	Accelerate our omnichannel platform;

•	Strengthen relationships of Progressive Leasing and DAMI’s current retail and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners; and

•	Champion compliance.
In July 2017, the Company acquired substantially all of the assets of the store operations of its largest franchisee. At the time of acquisition, the store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. In addition to the acquisition of our largest franchisee, the Company also acquired the store operations of five franchisees during the six months ended June 30, 2018 and three franchisees during the year ended December 31, 2017. We believe the acquisitions of franchisees benefit our omnichannel platform through added scale, strengthen the Company's presence in certain geographic markets, and enhanced operational control to execute our business transformation initiatives.
We also have taken steps to address further the expense structure of our Aaron's Business by completing a thorough review of our remaining store base in order to identify opportunities for rationalization. As a result of this evaluation and other cost-reduction initiatives, the Company closed 139 underperforming Company-operated stores throughout 2016, 2017, and 2018. As of June 30, 2018, the Company anticipates closing an additional seven stores during the remainder of 2018 related to the previously announced restructuring programs. The Company also optimized its home office and field support staff, which resulted in a reduction in employee headcount in those areas, to more closely align with current business conditions.
Highlights
The following summarizes significant highlights from the three and six months ended June 30, 2018:

•
The Company reported revenues of $927.9 million for the three months ended June 30, 2018 compared to $815.6 million for the second quarter of 2017. Earnings before income taxes decreased to $50.0 million compared to $57.0 million during the second quarter of 2017.

•
Progressive Leasing achieved revenues of $483.7 million in the second quarter of 2018, an increase of 29.5% over the second quarter of 2017. Progressive Leasing's revenue growth is due to a 24.7% increase in total invoice volume, which was partially generated through a 6.1% increase in active doors. Progressive Leasing's earnings before income taxes increased to $44.6 million compared to $38.2 million during the second quarter of 2017, due mainly to its higher revenue growth.

•
Aaron's Business revenues increased slightly to $435.0 million for the second quarter of 2018, compared to $433.6 million in the prior year. Aaron's Business lease revenue and fees increased due to the acquisition of our largest franchisee in July 2017, partially offset by a 1.8% decrease in same store sales in the second quarter of 2018, the restructuring activities to close and merge stores, and declines in non-retail sales to our franchisees. Earnings before income taxes decreased to $7.7 million during the second quarter of 2018 compared to $21.5 million in the prior year comparable period due primarily to the full impairment of the Company's investment in PerfectHome of $20.1 million, as more fully discussed below.

•
The Company generated cash from operating activities of $266.8 million for the six months ended June 30, 2018 compared to $115.6 million for the comparable period in 2017. The increase in net cash from operating activities was impacted by net income tax refunds of $68.2 million during the six months ended June 30, 2018, compared to net income tax payments of $65.8 million in 2017.

•
The Company returned $70.5 million to our shareholders for the six months ended June 30, 2018 through the repurchase of 1.6 million shares and the payment of our dividend, which we have paid for 31 consecutive years.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2018	2017
Progressive Leasing Invoice Volume	$335,088	$268,719
Active Doors. We also believe that active doors are a key performance indicator of our Progressive Leasing segment. Active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing three month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing three month period.
The following table presents active doors for the Progressive Leasing segment:

Active Doors at June 30 (Unaudited)	2018	2017
Progressive Leasing Active Doors	20,309	19,148
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended June 30, 2018, we calculated this amount by comparing revenues for the three months ended June 30, 2018 to revenues for the comparable period in 2017 for all stores open for the entire 15 month period ended June 30, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2018, we calculated this amount by comparing revenues for the six months ended June 30, 2018 to revenues for the comparable period in 2017 for all stores open for the entire 24 month period ended June 30, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined 1.8% and 3.2% for the three and six months ended June 30, 2018, respectively.
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
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three and six months ended June 30, 2018 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by Progressive Leasing and our Company-operated Aaron's stores.
Retail Cost of Sales. Retail cost of sales represents the depreciated cost of merchandise sold through our Company-operated stores.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, bad debt expense, shipping and handling, advertising and marketing, software licensing expense, third-party consulting expense, intangible asset amortization expense, and the provision for loan losses, among other expenses.

Restructuring (Reversals) Expenses, Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's Business, home office and field support functions. Restructuring (reversals) charges, net are comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment and workforce reductions, and reversals of previously recorded restructuring charges.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Interest Expense. Interest expense consists of interest incurred on fixed and variable rate debt.
Impairment of Investment. Impairment of investment consists of an other-than-temporary loss to fully impair the Company's investment in PerfectHome.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan.

Results of Operations – Three months ended June 30, 2018 and 2017

	Three Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Lease Revenues and Fees	$845,938	$718,089	$127,849	17.8%
Retail Sales	6,592	6,106	486	8.0
Non-Retail Sales	53,661	69,602	(15,941)	(22.9)
Franchise Royalties and Fees	12,125	12,824	(699)	(5.5)
Interest and Fees on Loans Receivable	9,208	8,532	676	7.9
Other	335	491	(156)	(31.8)
	927,859	815,644	112,215	13.8
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	415,414	345,398	70,016	20.3
Retail Cost of Sales	4,156	3,940	216	5.5
Non-Retail Cost of Sales	47,068	61,818	(14,750)	(23.9)
Operating Expenses	388,337	330,548	57,789	17.5
Restructuring (Reversals) Expenses, Net	(882)	13,445	(14,327)	nmf
Other Operating Income, Net	(165)	(511)	346	67.7
	853,928	754,638	99,290	13.2
OPERATING PROFIT	73,931	61,006	12,925	21.2
Interest Income	154	378	(224)	(59.3)
Interest Expense	(3,807)	(5,552)	(1,745)	(31.4)
Impairment of Investment	(20,098)	—	20,098	nmf
Other Non-Operating (Expense) Income, Net	(200)	1,163	(1,363)	nmf
EARNINGS BEFORE INCOME TAXES	49,980	56,995	(7,015)	(12.3)
INCOME TAXES	11,479	20,660	(9,181)	(44.4)
NET EARNINGS	$38,501	$36,335	$2,166	6.0%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Progressive Leasing[1]	$483,666	$373,499	$110,167	29.5%
Aaron's Business[2]	434,985	433,613	1,372	0.3
DAMI[3]	9,208	8,532	676	7.9
Total Revenues from External Customers	$927,859	$815,644	$112,215	13.8%
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
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 24.7% increase in total invoice volume, which was driven by an increase in invoice volume per active door and a 6.1% growth in active doors.

Aaron's Business. Aaron's Business segment revenues increased $1.4 million primarily due to the net addition of 24 Company-operated stores during the 15 month period ended June 30, 2018, which led to a $17.7 million increase in lease revenues and fees for the three months ended June 30, 2018. This was offset by a $15.9 million decrease in non-retail sales due to the net reduction of 158 franchised stores resulting primarily from the Company's acquisition of various franchisees during the 15 month period ended June 30, 2018 and decreasing demand for product by franchisees. The acquisitions of various franchisees during 2017 and 2018 impacted Aaron's Business in the form of an increase in lease revenue and fees, partially offset by lower non-retail sales and franchise royalties and fees during the three months ended June 30, 2018 compared to the same period in the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of outstanding loans originated since the acquisition was approximately $88.9 million as of June 30, 2018 compared to $77.3 million as of June 30, 2017.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
Personnel Costs	$163,402	$145,917	$17,485	12.0%
Occupancy Costs	53,703	48,507	5,196	10.7
Provision for Lease Merchandise Write-Offs	46,950	33,148	13,802	41.6
Bad Debt Expense	50,109	36,059	14,050	39.0
Shipping and Handling	18,659	15,684	2,975	19.0
Advertising	5,984	10,160	(4,176)	(41.1)
Provision for Loan Losses	5,048	5,387	(339)	(6.3)
Other Operating Expenses	44,482	35,686	8,796	24.6
Operating Expenses	$388,337	$330,548	$57,789	17.5%
As a percentage of total revenues, operating expenses increased to 41.9% in 2018 from 40.5% in the same period in 2017.
Personnel costs increased by $10.3 million in our Aaron's Business segment and $6.3 million at our Progressive Leasing segment. The increase in personnel costs is primarily the result of hiring to support both Aaron's Business strategic operating and business improvement initiatives and the growth of Progressive Leasing, increased labor cost in the Aaron's Company-operated stores due to the acquisitions of 124 franchised stores during 2017 and the six months ended June 30, 2018, partially offset by the closure and merger of underperforming stores and a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and 2018.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the three months ended June 30, 2018 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.7% in 2018 from 5.5% in 2017 due to an expected shift in Progressive Leasing's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 4.0% in 2018 from 3.6% in 2017.
Bad debt expense increased due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 10.3% in 2018 compared to 9.7% in 2017 due primarily to an expected shift in Progressive Leasing's portfolio mix.
Shipping and handling expense increased due to a supply shortage of trucking labor in relation to marketplace demand and higher fuel costs.
Advertising expense decreased during the three months ended June 30, 2018 primarily due to cooperative advertising consideration from vendors which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. This was partially offset by higher advertising spending during 2018 compared to the prior year period.
Other expenses increased due to higher third-party consulting costs, including $1.5 million of legal and other expenses associated with the Company's investment in and the insolvency of PerfectHome, higher software licensing expense, and higher intangible amortization expense.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 49.1% from 48.1% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 61.1% in 2018 from 60.5% in the prior year period due to an increase in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.1% in 2018 from 34.7% in the prior year, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to the prior year period.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 63.0% from 64.5% primarily due to lower inventory purchase cost.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 87.7% from 88.8% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Restructuring (Reversals) Expenses, Net. The Company's restructuring actions relate to announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in our home office and field support operations in prior periods. The Company recognized a net restructuring reversal of previously recorded charges of $0.9 million during the three months ended June 30, 2018, which is comprised of $1.2 million related to reversals of previously recorded restructuring charges, partially offset by charges of $0.2 million related to changes in estimates to the Aaron's store contractual lease obligations for closed stores and charges of $0.1 million related to a realignment of the Company's home office organizational structure to more closely realign with current business conditions.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
Losses (gains) on sales of stores and customer agreements	$26	$(21)	$47	nmf
Net gains on sales of delivery vehicles	(311)	(387)	76	19.6
Impairment charges and net losses (gains) on asset dispositions and assets held for sale	120	(103)	223	nmf
Other operating income, net	$(165)	$(511)	$346	67.7%
nmf—Calculation is not meaningful
Operating Profit
Interest income. Interest income decreased to $0.2 million in 2018 from $0.4 million in 2017.
Interest expense. Interest expense decreased to $3.8 million in 2018 from $5.6 million in 2017 due primarily to a lower outstanding debt balance during the three months ended June 30, 2018.
Impairment of investment. During the three months ended June 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million within the Aaron's Business segment to impair its remaining outstanding investment in PerfectHome. During the three months ended June 30, 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. Additionally, the senior lender notified PerfectHome in May 2018 of its intent to exercise remedies available under its credit documentation, which included the right to call its outstanding debt. Furthermore, during the three months ended June 30, 2018, the U.K. governing authority for rent-to-own companies, the Financial Conduct Authority, proposed new regulatory measures which could adversely affect PerfectHome's business. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company believes it will not receive any further payments on its subordinated secured Notes.

Other non-operating (expense) income. Other non-operating (expense) income includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income, net were foreign exchange remeasurement losses of $0.4 million and gains of $0.8 million during the three months ended June 30, 2018 and 2017, respectively. These net losses and gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.2 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$44,575	$38,240	$6,335	16.6%
Aaron's Business	7,697	21,450	(13,753)	(64.1)
DAMI	(2,292)	(2,695)	403	15.0
Total Earnings Before Income Taxes	$49,980	$56,995	$(7,015)	(12.3)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $11.5 million for the three months ended June 30, 2018 compared to $20.7 million in the prior year comparable period due to a decrease in the effective tax rate to 23.0% in 2018 from 36.2% in 2017. The decrease in the effective tax rate is primarily the result of the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. Separately, our effective tax rate was reduced as a result of the recognition of higher excess tax benefits related to stock compensation activity during the three months ended June 30, 2018 as compared to the prior year.

Results of Operations – Six months ended June 30, 2018 and 2017

	Six Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Lease Revenues and Fees	$1,716,005	$1,461,711	$254,294	17.4%
Retail Sales	15,108	14,884	224	1.5
Non-Retail Sales	106,891	138,929	(32,038)	(23.1)
Franchise Royalties and Fees	24,987	27,025	(2,038)	(7.5)
Interest and Fees on Loans Receivable	18,750	16,733	2,017	12.1
Other	927	916	11	1.2
	1,882,668	1,660,198	222,470	13.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	855,422	707,396	148,026	20.9
Retail Cost of Sales	9,818	9,331	487	5.2
Non-Retail Cost of Sales	95,088	123,903	(28,815)	(23.3)
Operating Expenses	778,569	659,373	119,196	18.1
Restructuring Expenses	24	13,772	(13,748)	(99.8)
Other Operating Income, Net	(248)	(1,072)	824	76.9
	1,738,673	1,512,703	225,970	14.9
OPERATING PROFIT	143,995	147,495	(3,500)	(2.4)
Interest Income	356	1,352	(996)	(73.7)
Interest Expense	(8,133)	(11,367)	(3,234)	(28.5)
Impairment of Investment	(20,098)	—	20,098	nmf
Other Non-Operating Income, Net	612	2,138	(1,526)	(71.4)
EARNINGS BEFORE INCOME TAXES	116,732	139,618	(22,886)	(16.4)
INCOME TAXES	25,985	49,983	(23,998)	(48.0)
NET EARNINGS	$90,747	$89,635	$1,112	1.2%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Progressive Leasing[1]	$970,183	$739,614	$230,569	31.2%
Aaron's Business[2]	893,735	903,851	(10,116)	(1.1)
DAMI[3]	18,750	16,733	2,017	12.1
Total Revenues from External Customers	$1,882,668	$1,660,198	$222,470	13.4%
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
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by an increase in invoice volume per active door and the growth in active doors.

Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $32.0 million decrease in non-retail sales, partially offset by a $23.7 million increase in lease revenues and fees. The decrease in non-retail sales was mainly due to the net reduction of 192 franchised stores resulting primarily from the Company's acquisition of various franchisees and decreasing demand for product by franchisees during the 24-month period ended June 30, 2018. Lease revenues and fees increased due to the acquisition of various franchisees during 2017 and the first six months of 2018, partially offset by the closure of underperforming stores as part of the Company's restructuring actions.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition was approximately $88.9 million as of June 30, 2018 compared to $77.3 million as of June 30, 2017.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
Personnel Costs	$333,614	$296,891	$36,723	12.4%
Occupancy Costs	107,920	96,875	11,045	11.4
Provision for Lease Merchandise Write-Offs	91,420	63,938	27,482	43.0
Bad Debt Expense	96,651	68,044	28,607	42.0
Shipping and Handling	37,093	32,708	4,385	13.4
Advertising	16,383	20,317	(3,934)	(19.4)
Provision for Loan Losses	9,540	9,130	410	4.5
Other Operating Expenses	85,948	71,470	14,478	20.3
Operating Expenses	$778,569	$659,373	$119,196	18.1%
As a percentage of total revenues, operating expenses increased to 41.4% in the six months ended June 30, 2018 from 39.7% in the same period in 2017.
Personnel costs increased by $20.0 million in our Aaron's Business segment and $15.7 million at our Progressive Leasing segment. The increase in personnel costs during the six months ended June 30, 2018 is primarily the result of hiring to support both Aaron's Business strategic operating and business improvement initiatives, the growth of Progressive Leasing, increased labor cost in the Aaron's Company operated stores due to the acquisitions of 124 franchised stores during 2017 and the six months ended June 30, 2018 and higher stock-based compensation expense, partially offset by the closure and merger of underperforming stores and a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and 2018.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the six months ended June 30, 2018 due primarily to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.4% in 2018 compared to 5.1% in the same period in 2017 due to an expected shift in Progressive Leasing's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 3.9% in 2018 compared to 3.6% in the same period in 2017.
Bad debt expense increased due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 10.0% in 2018 compared to 9.2% in the same period in 2017 due primarily to an expected shift in Progressive Leasing's portfolio mix.
Shipping and handling expense increased due to a supply shortage of trucking labor in relation to marketplace demand and higher fuel costs.
Advertising expense decreased during the six months ended June 30, 2018 primarily due to cooperative advertising consideration from vendors which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. This was partially offset by higher advertising spending during 2018 compared to the prior period.
Other operating expenses increased due to higher third-party consulting costs, including $1.5 million of legal and other expenses associated with the Company's investment in and the insolvency of PerfectHome, higher software licensing expense, and higher intangible amortization expense.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 49.8% from 48.4% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 62.5% in 2018 from 61.6% in the prior year due to an increase in revenue from early buyouts, which has a lower margin, year over year. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.4% in 2018 from 34.9% in the prior year, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to the prior year period.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 65.0% from 62.7% primarily due to an unfavorable revenue mix shift from higher-margin to lower-margin retail sales.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 89% for both periods.
Restructuring (Reversals) Expenses, Net. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in our home office and field support operations, net charges of less than $0.1 million were incurred during the six months ended June 30, 2018. The charges are primarily comprised of $0.9 million related to additional charges for changes in estimates to the Aaron's store contractual lease obligations for closed stores and $0.6 million related to workforce reductions, offset by $1.2 million related to reversals of previously recorded restructuring charges and gains of $0.3 million recognized from the sale of the associated properties of stores closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
Net gains on sales of stores	$(46)	$(377)	$331	87.8%
Net gains on sales of delivery vehicles	(445)	(792)	347	43.8
Impairment charges and net losses on asset dispositions and assets held for sale	243	97	146	150.5
Other operating income, net	$(248)	$(1,072)	$824	76.9%
Operating Profit
Interest income. Interest income decreased to $0.4 million during the six months ended June 30, 2018 from $1.4 million for the comparable period in 2017 due to the discontinuation of accruing interest income related to the PerfectHome notes effective April 1, 2017.
Interest expense. Interest expense decreased to $8.1 million for the six months ended June 30, 2018 from $11.4 million in 2017 due primarily to a lower outstanding debt balance during the six months ended June 30, 2018.
Impairment of investment. During the three months ended June 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome as discussed above.

Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income, net were foreign exchange remeasurement gains of $0.2 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively. These net gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.4 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2018	2017	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$79,554	$73,998	$5,556	7.5%
Aaron's Business	40,776	70,080	(29,304)	(41.8)
DAMI	(3,598)	(4,460)	862	19.3
Total Earnings Before Income Taxes	$116,732	$139,618	$(22,886)	(16.4)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $26.0 million for the six months ended June 30, 2018 compared to $50.0 million for the same period in 2017 due to lower pretax income as well as a decrease in the effective tax rate to 22.3% in 2018 from 35.8% in 2017. The decrease in the effective tax rate is primarily the result of the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. Separately, our effective tax rate was reduced as a result of the recognition of higher excess tax benefits related to stock compensation activity during the six months ended June 30, 2018 as compared to the prior year period.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2017 to June 30, 2018 include:

•	Cash and cash equivalents increased $43.3 million to $94.3 million at June 30, 2018. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Investments declined due to the full impairment of the PerfectHome Notes as discussed above.

•	Income tax receivable decreased $54.2 million due primarily to income tax refunds, net of tax payments.

•
Debt decreased $95.9 million due primarily to scheduled repayments of $95.0 million on the Company's senior unsecured notes and term loan, including repayment of the remaining $25.0 million outstanding under its 3.95% senior unsecured notes.

•	Refer to "Liquidity and Capital Resources" below for further details regarding the Company's financing arrangements.
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
As of June 30, 2018, the Company had $94.3 million of cash and $389.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $266.8 million and $115.6 million during the six months ended June 30, 2018 and 2017, respectively. The $151.2 million increase in operating cash flows was primarily driven by net tax refunds of $68.2 million during the six months ended June 30, 2018 compared to net tax payments of $65.8 million paid during the six months ended June 30, 2017. The Tax Act changed previous tax laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017. As a result of the provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017 and therefore qualified for and received a refund related to 2017 income tax payments during the six months ended June 30, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2018.
Cash Used in Investing Activities
Cash used in investing activities was $43.5 million and $25.6 million during the six months ended June 30, 2018 and 2017, respectively. The $17.9 million increase in investing cash outflows was primarily due to (i) $13.5 million additional outflows as a result of the acquisition of businesses and customer agreements; (ii) $6.0 million of additional outflows related to the purchase of property, plant and equipment; and (iii) $2.9 million lower proceeds from the sale of property, plant and equipment, partially offset by $4.4 million lower net cash outflows on investments in DAMI loans receivable during the six months ended June 30, 2018 as compared to the same period in 2017.
During July 2018, the Company acquired 90 Aaron’s-branded franchised stores operated by three franchisees for an aggregated price of approximately $127 million. The Company used cash on hand and availability under our revolving credit facility to fund the acquisitions.

Cash Used in Financing Activities
Cash used in financing activities was $179.9 million and $138.2 million during the six months ended June 30, 2018 and 2017, respectively. The $41.7 million increase in financing cash outflows was primarily due to (i) a $34.1 million increase in Company repurchases of outstanding common stock in 2018 compared to 2017; and (ii) an $11.6 million increase in cash payments to tax authorities for shares withheld from employees as part of our long-term incentive program during the six months ended June 30, 2018, partially offset by an $8.1 million decrease in repayments of debt compared to the six months ended June 30, 2017.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the six months ended June 30, 2018, the Company purchased approximately 1,625,000 shares for $68.4 million. As of June 30, 2018, we have the authority to purchase additional shares up to our remaining authorization limit of $431.6 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 31 consecutive years. At its November 2017 meeting, our board of directors increased the quarterly dividend to $0.030 per share from $0.0275 per share. Aggregate dividend payments for the six months ended June 30, 2018 were $2.1 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of June 30, 2018, $87.5 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of June 30, 2018 was $389.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of June 30, 2018, the Company had outstanding $180.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017. During the three months ended June 30, 2018, the Company repaid the remaining $25.0 million outstanding under its 3.95% senior unsecured notes originally issued in a private placement in July 2011.
Our revolving credit and term loan agreement contains financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest income and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2018 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the six months ended June 30, 2018, we received net tax refunds of $68.2 million. Within the next six months, we anticipate we will make no cash payments for U.S. federal income taxes and an estimated $8.0 million for state and Canadian income taxes.
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
The maximum facility commitment amount under the franchisee loan program is $85.0 million. At June 30, 2018, the total amount that we might be obligated to repay in the event franchisees defaulted was $43.0 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of June 30, 2018, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $348.9 million and $354.5 million as of June 30, 2018 and December 31, 2017, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.7 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2018 through April 30, 2018	—	—	—	$481,593,386
May 1, 2018 through May 31, 2018	1,233,670	40.55	1,233,670	431,568,742
June 1, 2018 through June 30, 2018	—	—	—	431,568,742
Total	1,233,670		1,233,670
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	July 26, 2018	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	July 26, 2018	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)