Form 10-Q
period 2018-09-30
AARON'S INC
filed 2018-10-25
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 19, 2018
Common Stock, $0.50 Par Value	68,594,784

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$34,986	$51,037
Investments	—	20,385
Accounts Receivable (net of allowances of $57,839 in 2018 and $46,946 in 2017)	92,311	99,887
Lease Merchandise (net of accumulated depreciation and allowances of $805,816 in 2018 and $760,722 in 2017)	1,196,812	1,152,135
Loans Receivable (net of allowances and unamortized fees of $20,538 in 2018 and $19,829 in 2017)	78,062	86,112
Property, Plant and Equipment at Cost (net of accumulated depreciation of $273,122 in 2018 and $242,623 in 2017)	216,337	207,687
Goodwill	703,437	622,948
Other Intangibles (net of accumulated amortization of $121,100 in 2018 and $100,557 in 2017)	230,874	235,551
Income Tax Receivable	29,724	100,023
Prepaid Expenses and Other Assets	116,355	116,499
Total Assets	$2,698,898	$2,692,264
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$318,396	$304,810
Deferred Income Taxes Payable	248,102	222,592
Customer Deposits and Advance Payments	71,554	68,060
Debt	297,340	368,798
Total Liabilities	935,392	964,260
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2018 and December 31, 2017; Shares Issued: 90,752,123 at September 30, 2018 and December 31, 2017	45,376	45,376
Additional Paid-in Capital	272,269	270,043
Retained Earnings	1,945,961	1,819,524
Accumulated Other Comprehensive Income	59	774
	2,263,665	2,135,717
Less: Treasury Shares at Cost
Common Stock: 22,164,789 Shares at September 30, 2018 and 20,733,010 at December 31, 2017	(500,159)	(407,713)
Total Shareholders’ Equity	1,763,506	1,728,004
Total Liabilities & Shareholders’ Equity	$2,698,898	$2,692,264
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$880,871	$755,318	$2,596,876	$2,217,029
Retail Sales	7,620	6,274	22,728	21,158
Non-Retail Sales	44,368	56,443	151,259	195,372
Franchise Royalties and Fees	10,153	11,140	35,140	38,165
Interest and Fees on Loans Receivable	9,508	8,936	28,258	25,669
Other	551	772	1,478	1,688
	953,071	838,883	2,835,739	2,499,081
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	434,593	365,576	1,290,015	1,072,972
Retail Cost of Sales	4,877	4,380	14,695	13,711
Non-Retail Cost of Sales	35,214	50,750	130,302	174,653
Operating Expenses	420,602	374,157	1,199,171	1,033,530
Restructuring Expenses, Net	537	845	561	14,617
Other Operating (Income) Expense, Net	(38)	486	(286)	(586)
	895,785	796,194	2,634,458	2,308,897
OPERATING PROFIT	57,286	42,689	201,281	190,184
Interest Income	18	344	374	1,696
Interest Expense	(3,735)	(4,707)	(11,868)	(16,074)
Impairment of Investment	—	—	(20,098)	—
Other Non-Operating (Expense) Income, Net	(154)	895	458	3,033
EARNINGS BEFORE INCOME TAXES	53,415	39,221	170,147	178,839
INCOME TAXES	9,695	13,880	35,680	63,863
NET EARNINGS	$43,720	$25,341	$134,467	$114,976
EARNINGS PER SHARE
Basic	$0.64	$0.36	$1.93	$1.62
Assuming Dilution	$0.62	$0.35	$1.89	$1.60
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0300	$0.0275	$0.0900	$0.0825
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	68,819	70,746	69,521	70,914
Assuming Dilution	70,139	72,095	70,996	72,057
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

`AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net Earnings	$43,720	$25,341	$134,467	$114,976
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	297	782	(715)	1,431
Total Other Comprehensive Income (Loss)	297	782	(715)	1,431
Comprehensive Income	$44,017	$26,123	$133,752	$116,407
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$134,467	$114,976
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,290,015	1,072,972
Other Depreciation and Amortization	68,730	61,274
Accounts Receivable Provision	188,763	142,142
Provision for Credit Losses on Loans Receivable	16,011	15,140
Stock-Based Compensation	21,793	19,886
Deferred Income Taxes	30,166	(16,970)
Impairment of Investment	20,098	—
Other Changes, Net	(1,625)	283
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,583,184)	(1,388,435)
Book Value of Lease Merchandise Sold or Disposed	289,859	306,766
Accounts Receivable	(181,512)	(140,370)
Prepaid Expenses and Other Assets	(6,685)	(16,535)
Income Tax Receivable	70,299	(10,596)
Accounts Payable and Accrued Expenses	7,998	21,491
Customer Deposits and Advance Payments	(2,198)	(1,751)
Cash Provided by Operating Activities	362,995	180,273
INVESTING ACTIVITIES:
Investments in Loans Receivable	(49,311)	(58,042)
Proceeds from Loans Receivable	44,016	45,362
Proceeds from Investments	666	—
Outflows on Purchases of Property, Plant and Equipment	(52,927)	(42,105)
Proceeds from Property, Plant and Equipment	5,488	10,149
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(141,079)	(142,278)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	802	1,130
Cash Used in Investing Activities	(192,345)	(185,784)
FINANCING ACTIVITIES:
Proceeds from Debt	50,000	27,875
Repayments on Debt	(121,857)	(159,237)
Dividends Paid	(4,186)	(5,848)
Acquisition of Treasury Stock	(100,004)	(34,302)
Issuance of Stock Under Stock Option Plans	6,684	3,439
Shares Withheld for Tax Payments	(17,282)	(5,991)
Debt Issuance Costs	(55)	(2,835)
Cash Used in Financing Activities	(186,700)	(176,899)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	102
Decrease in Cash and Cash Equivalents	(16,051)	(182,308)
Cash and Cash Equivalents at Beginning of Period	51,037	308,561
Cash and Cash Equivalents at End of Period	$34,986	$126,253
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers through a lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2018	2017
Progressive Leasing Invoice Volume[1]	$355,005	$281,724
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and its e-commerce website. This operating segment also supports franchisees of its Aaron's-branded stores. In addition, the Aaron's Business segment includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
The Company acquired the store operations of eight franchisees during the nine months ended September 30, 2018 and four franchisees during the year ended December 31, 2017. Refer to Note 2 to these condensed consolidated financial statements.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of September 30 (Unaudited)	2018	2017
Company-operated Aaron's Branded Stores	1,267	1,181
Franchised Stores	432	569
Systemwide Stores	1,699	1,750
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") filed with the U.S. Securities and Exchange Commission on March 1, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron's, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2018	2017	2018	2017
Weighted Average Shares Outstanding	68,819	70,746	69,521	70,914
Dilutive Effect of Share-Based Awards	1,320	1,349	1,475	1,143
Weighted Average Shares Outstanding Assuming Dilution	70,139	72,095	70,996	72,057
Approximately 356,000 and 345,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2018, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 9,000 and 180,000 weighted-average share-based awards were excluded from the computations of earnings per share assuming dilution during the three and nine months ended September 30, 2017, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting of furniture, consumer electronics, computers, appliances and household accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Aaron's Business stores offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company's Progressive Leasing segment offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional and e-commerce retailers. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying condensed consolidated balance sheets.
Aaron's Business lease revenues are recognized as revenue net of related sales taxes in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets.
All of the Company's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease purchase agreements are capitalized as incurred and amortized over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company's consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying condensed consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to retail customers as retail sales in the condensed consolidated statements of earnings.
Franchise Royalties and Fees
The Company franchises its Aaron's stores in markets where the Company has no immediate plans to enter. Franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections, which is recognized as the fees become due.
In addition, franchisees typically pay a non-refundable initial franchise fee from $15,000 to $50,000 depending upon market size. Franchise fees and area development fees are generated from the sale of rights to develop, own and operate sales and lease ownership stores and pre-opening services provided by Aaron's to assist in the start-up operations of the stores. The Company considers the rights to the intellectual property and the pre-opening services to be a single performance obligation, resulting in the recognition of revenue ratably over time from the store opening date throughout the remainder of the franchise agreement term. The Company believes that this period of time is most representative of the time period in which the customer realizes the benefits of having the right to access the Company's intellectual property. The deferred revenue balance related to initial franchise fees is $1.9 million as of September 30, 2018 and is included in customer deposits and advance payments on the condensed consolidated balance sheets. Revenue related to initial franchise fees recognized during the three and nine months ended September 30, 2018 was $0.4 million and $0.8 million, respectively.
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
DAMI acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
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
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (e.g. DAMI) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is netted on the condensed consolidated balance sheet in loans receivable.

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
During the second quarter of 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. Additionally, the senior lender notified PerfectHome in May 2018 of its intent to exercise remedies available under its credit documentation, which included the right to call its outstanding debt. Furthermore, the U.K. governing authority for rent-to-own companies, the Financial Conduct Authority, has proposed new regulatory measures which could adversely affect PerfectHome's business. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company believes it will not receive any further payments on its subordinated secured Notes. As a result, the Company recorded a full impairment of the PerfectHome investment of $20.1 million during the second quarter of 2018.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2018	December 31, 2017
Customers	$54,463	$48,661
Corporate	15,500	23,431
Franchisee	22,348	27,795
Accounts Receivable	$92,311	$99,887
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Bad Debt Expense[1]	$64,235	$50,705	$160,886	$118,749
Provision for Returns and Uncollected Renewal Payments[2]	11,451	9,331	27,877	23,393
Accounts Receivable Provision	$75,686	$60,036	$188,763	$142,142
1 Bad debt expense is recorded within operating expenses in the condensed consolidated financial statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 The provision for returns and uncollected renewal payments is recorded as a reduction to lease revenues and fees within the condensed consolidated financial statements.
Refer to Note 1 to the consolidated financial statements in the 2017 Annual Report for information on the Company's accounting policy for the accounts receivable provision.
Lease Merchandise
The Company's lease merchandise consists primarily of furniture, consumer electronics, home appliances and accessories and is recorded at the lower of amortized cost or net realizable value. The cost of merchandise manufactured by our Woodhaven Furniture Industries operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company-operated stores begin depreciating merchandise at the earlier of twelve months and one day or when the item is leased and depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2018	December 31, 2017
Merchandise on Lease	$933,569	$908,268
Merchandise not on Lease	263,243	243,867
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,196,812	$1,152,135
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
The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended	Year Ended
(In Thousands)	September 30, 2018	December 31, 2017
Beginning Balance	$35,629	$33,399
Merchandise Written off, net of Recoveries	(130,946)	(143,230)
Provision for Write-offs	146,091	145,460
Ending Balance	$50,774	$35,629
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
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2018 and December 31, 2017 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	September 30, 2018	December 31, 2017
600 or Less	3.1%	1.7%
Between 600 and 700	77.5%	76.5%
700 or Greater	19.4%	21.8%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2018	December 31, 2017
Prepaid Expenses	$37,981	$31,509
Prepaid Insurance	33,370	36,735
Assets Held for Sale	9,626	10,118
Deferred Tax Asset	7,556	11,589
Other Assets	27,822	26,548
Prepaid Expenses and Other Assets	$116,355	$116,499

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2018 and December 31, 2017. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of September 30, 2018 and December 31, 2017 is $9.6 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2018	December 31, 2017
Accounts Payable	$98,460	$80,821
Accrued Insurance Costs	42,268	41,680
Accrued Salaries and Benefits	49,849	46,511
Accrued Real Estate and Sales Taxes	31,184	31,054
Deferred Rent	27,454	29,912
Other Accrued Expenses and Liabilities	69,181	74,832
Accounts Payable and Accrued Expenses	$318,396	$304,810
Debt
At September 30, 2018, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2017 Annual Report for further information regarding the Company's indebtedness.
Amendment to Term Loan Agreement and Franchisee Loan Facility
On October 23, 2018, the Company amended its second amended and restated revolving credit and term loan agreement (the "Amended Agreement") primarily to increase the term loan to $225.0 million from the $87.5 million remaining principal outstanding. The Company intends to use the incremental borrowings for general corporate and working capital purposes and for the repayment of outstanding borrowings under the revolver. The maturity date for the $225.0 million term loan is September 2022. The interest rate on the term loan remains unchanged. The Company also amended its franchise loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under previous tax legislation. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit recognized during the year ended December 31, 2017. In connection with the provisional analysis, the Company recorded additional income tax net benefits of $2.3 million during the nine months ended September 30, 2018.
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
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income for the nine months ended September 30, 2018 are as follows:

(In Thousands)	Foreign Currency
Balance at January 1, 2018	$774
Other Comprehensive Loss	(715)
Balance at September 30, 2018	$59
There were no reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Transactions
Aaron Ventures I, LLC, which we refer to as "Aaron Ventures," was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of September 30, 2018, the Company has four remaining capital leases and six remaining operating leases with Aaron Ventures with lease expiration dates between 2019 and 2026. During late 2017 and early 2018, all of these leases were renegotiated with Aaron Ventures. The four capital leases have aggregate annual rental payments of approximately $0.2 million. The rate of interest implicit in the leases is approximately 9.7%. The land and buildings, associated depreciation expense and lease obligations are recorded in the Company's condensed consolidated financial statements. The six operating leases have aggregate annual rental payments of approximately $0.3 million.
Supplemental Disclosure of Noncash Investing Transactions
During the nine months ended September 30, 2018, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
In addition, the purchase price for the acquisition of certain franchisees made during the nine months ended September 30, 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.4 million. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statement of cash flows.
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
During the three months ended September 30, 2017, the Company recorded pre-tax losses of $2.9 million related to property that was either destroyed or severely damaged by Hurricanes Harvey or Irma, store repair costs and other storm related remediation costs. The Company recognized $1.5 million of pre-tax income for property-related insurance proceeds that were probable of receipt as of September 30, 2017. The Company also increased its customer-related accounts receivable allowances and lease merchandise allowances by a combined $3.6 million, primarily due to delays in payments from customers in the impacted areas. The losses, net of probable insurance retention and probable recoveries, were recorded within operating expenses in the condensed consolidated statements of earnings, and the insurance receivable was classified within prepaid expenses and other assets in the condensed consolidated balance sheets.
During the nine months ended September 30, 2018, the Company received partial cash payments of $2.2 million from its insurers related to the property damage claims. As of September 30, 2018, the Company has an insurance receivable for property-related damages of $1.8 million, which the Company believes is probable of receipt.
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
The changes associated with the adoption of Topic 606 did not require significant changes to controls and procedures around the revenue recognition process. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and recorded a pre-tax adjustment to opening retained earnings and deferred revenue of $2.4 million on January 1, 2018. The Company expects to recognize such amounts in revenue over an average of the next 5 years.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact of adoption on the condensed consolidated statements of earnings and balance sheets was as follows:
Condensed Consolidated Statements of Earnings

Three Months Ended September 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$10,153	$8,118	$2,035
Operating Expenses	420,602	418,928	1,674
OPERATING PROFIT	57,286	56,924	362
EARNINGS BEFORE INCOME TAXES	53,415	53,053	362
INCOME TAXES	9,695	9,606	89
NET EARNINGS	$43,720	$43,447	$273

Nine Months Ended September 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$35,140	$28,962	$6,178
Operating Expenses	1,199,171	1,193,819	5,352
OPERATING PROFIT	201,281	200,455	826
EARNINGS BEFORE INCOME TAXES	170,147	169,321	826
INCOME TAXES	35,680	35,478	202
NET EARNINGS	$134,467	$133,843	$624
Condensed Consolidated Balance Sheets

Balance at September 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Deferred Income Taxes Payable	$248,102	$248,522	$(420)
Customer Deposits and Advance Payments	71,554	70,028	1,526
Total Liabilities	935,392	934,286	1,106
Retained Earnings	1,945,961	1,947,067	(1,106)
Total Shareholders’ Equity	1,763,506	1,764,612	(1,106)
Total Liabilities & Shareholders’ Equity	$2,698,898	$2,698,898	$—
Condensed Comprehensive Statements of Income

Three Months Ended September 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Comprehensive Income	$44,017	$43,744	$273

Nine Months Ended September 30, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Comprehensive Income	$133,752	$133,128	$624

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The new standard did not have a material impact to the Company's condensed consolidated financial statements during the first nine months of 2018. The future impact of this new standard will depend on the quantity and magnitude of future acquisitions (or disposals) that will be treated as asset acquisitions (or disposals) in accordance with ASU 2017-01.
Pending Adoption
Leases. In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt ASU 2016-02. A majority of the Company's revenue generating activities will be within the scope of ASU 2016-02. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will result in the Company classifying bad debt expense incurred within its Progressive Leasing segment as a reduction of lease revenue and fees within the consolidated statements of earnings.
The new standard will also impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company plans to elect a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019, and thus does not anticipate a material impact to the consolidated statements of earnings or consolidated statements of cash flows. Additionally, the Company also plans to adopt an optional transition method finalized by the FASB in July 2018 in which entities are permitted to not apply ASU 2016-02 in the comparative periods presented within the financial statements in the year of adoption. The Company expects to be affected by the transition guidance related to recognition of deferred gains recorded under previous sale and operating leaseback transactions, which requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative-effect adjustment to retained earnings upon adoption of ASU 2016-02.
The Company is implementing a new lease accounting module within its lease management system to support the new accounting requirements, and development and testing of the accounting solution is ongoing. The Company is also evaluating and implementing changes to our accounting policies, processes, and internal controls to ensure compliance with the standard’s reporting and disclosure requirements. The Company is currently quantifying the impacts of its operating leases to the consolidated financial statements, as well as evaluating other impacts of adopting ASU 2016-02, and will adopt the new standard in the first quarter of 2019.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. The standard will be adopted on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the potential effects of adopting ASU 2016-13 on its consolidated financial statements.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of the standard is to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. Under the new standard, entities will be required to apply the accounting guidance as prescribed by ASC 350-40, Internal Use Software, in determining which implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the adoption approach and assessing the potential effects of adopting ASU 2018-15 on its consolidated financial statements, but expects certain implementation costs which are currently expensed by the Company will be eligible for capitalization under ASU 2018-15.
NOTE 2. ACQUISITIONS
Franchisee Acquisitions
During July 2018, the Company acquired 90 Aaron's-branded franchised stores operated by three franchisees for an aggregated purchase price of $127.1 million in cash. The acquisitions are expected to benefit the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, to execute its business transformation initiatives.
The acquired operations generated revenues of $22.5 million and pre-tax losses of $0.2 million during the three months ended September 30, 2018 which are included in our condensed consolidated statements of earnings. The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs and amortization expense of the various intangible assets recorded from the acquisition. The revenues and losses before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue to the Company from the franchisees during the three months ended September 30, 2018 had the transaction not been completed.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preliminary Acquisition Accounting
The franchisee acquisitions have been accounted for as business combinations, and the results of operations of the acquired businesses are included in the Company’s results of operations from the respective dates of acquisition. The following table presents a summary of the preliminary fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(In Thousands)	Amounts Recognized as of Acquisition Dates (preliminary)
Purchase Price	$127,498
Working Capital Adjustment	(445)
Consideration Transferred	127,053
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	43
Lease Merchandise	35,281
Property, Plant and Equipment	4,570
Other Intangibles[1]	14,283
Prepaid Expenses and Other Assets	571
Total Identifiable Assets Acquired	54,748
Accounts Payable and Accrued Expenses	(562)
Customer Deposits and Advance Payments	(2,958)
Total Liabilities Assumed	(3,520)
Goodwill[2]	75,825
Net Assets Acquired	$51,228
1 Identifiable intangible assets are further disaggregated in the table set forth below.
2 The total goodwill recognized in conjunction with the franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business reporting unit. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce and the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets.
The preliminary acquisition accounting presented above is subject to refinement. The Company is still assessing the valuation of assumed favorable and unfavorable real estate operating leases based on comparable market terms of similar leases at the acquisition dates, finalizing inputs and assumptions used to value intangible assets acquired, and finalizing certain working capital items. The Company expects these items to be finalized prior to the one year anniversary date of the acquisitions.
The estimated intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$615	3.0
Customer Lease Contracts	4,687	1.0
Customer Relationships	6,195	3.0
Reacquired Franchise Rights	2,786	4.3
Total Acquired Intangible Assets[1]	$14,283
1 Acquired definite-lived intangible assets have a total weighted average life of 2.6 years.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company incurred $0.5 million of acquisition-related costs in connection with the franchisee acquisitions during the three months ended September 30, 2018. These costs were included in operating expenses in the condensed consolidated statements of earnings.
2017 Franchisee Acquisition
On July 27, 2017, the Company acquired substantially all of the assets and liabilities of the store operations of a franchisee, SEI, for approximately $140 million in cash. At the time of the acquisition, those store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, to execute its business transformation initiatives.
The acquired operations generated revenues of $58.3 million and earnings before income taxes of $2.5 million from July 27, 2017 through December 31, 2017. During the three and nine months ended September 30, 2018, the acquired operations generated revenues of $31.1 million and $98.9 million, respectively, and earnings before income taxes of $1.5 million and $9.5 million, respectively, which are included in our condensed consolidated statements of earnings. Included in the earnings before income taxes of the acquired operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired stores. The revenues and earnings before income taxes have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue to the Company from SEI, as a franchisee, from July 27, 2017 through September 30, 2018 had the transaction not been completed.
Acquisition Accounting
The SEI franchisee acquisition has been accounted for as a business combination, and the results of operations of the acquired business are included in the Company’s results of operations from the date of acquisition. The following table presents a summary of the fair value of the assets acquired and liabilities assumed in the SEI franchisee acquisition.

(In Thousands)	Final Amounts Recognized as of Acquisition Date
Purchase Price	$140,000
Settlement of Pre-existing Accounts Receivable SEI owed Aaron's, Inc.	3,452
Reimbursement for Insurance Costs	(100)
Working Capital Adjustment	188
Consideration Transferred	143,540
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	34
Receivables	1,345
Lease Merchandise	40,941
Property, Plant and Equipment	8,832
Other Intangibles[1]	13,779
Prepaid Expenses and Other Assets	440
Total Identifiable Assets Acquired	65,371
Accounts Payable and Accrued Expenses	(6,698)
Customer Deposits and Advance Payments	(2,500)
Capital Leases	(4,514)
Total Liabilities Assumed	(13,712)
Goodwill[2]	91,881
Net Assets Acquired	$51,659
1 Identifiable intangible assets are further disaggregated in the table set forth below.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 The total goodwill recognized in conjunction with the franchisee acquisition, all of which is deductible for tax purposes, has been assigned to the Aaron’s Business reporting unit. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce and the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets.
The intangible assets attributable to the SEI franchisee acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$1,244	5.0
Customer Lease Contracts	2,154	1.0
Customer Relationships	3,215	2.0
Reacquired Franchise Rights	3,640	4.1
Favorable Operating Leases	3,526	11.3
Total Acquired Intangible Assets[1]	$13,779
1 Acquired definite-lived intangible assets have a total weighted average life of 5.1 years.
The Company incurred $2.1 million of acquisition-related costs in connection with the franchisee acquisition, substantially all of which were incurred during the third quarter of 2017. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
In addition to the acquisitions discussed above, the Company acquired the store operations of five franchisees during the nine months ended September 30, 2018 and three franchisees during the year ended December 31, 2017.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $14.1 million and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017 was not significant.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,910)	$—	$—	$(12,927)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,626	$—	$—	$10,118	$—
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

(In Thousands)	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
PerfectHome Notes[1]	$—	$—	$—	$—	$—	$20,385
Fixed-Rate Long-Term Debt[2]	—	(184,249)	—	—	(273,476)	—

[1]
The PerfectHome notes were carried at cost, which approximated fair value. The Company recorded a full impairment of the PerfectHome notes during the second quarter of 2018. Refer to Note 1 to the condensed consolidated financial statements for further discussion of the PerfectHome impairment.

[2]
The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $180.0 million and $265.0 million at September 30, 2018 and December 31, 2017, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2018	December 31, 2017
Credit Card Loans[1]	$90,944	$89,728
Acquired Loans[2]	7,656	16,213
Loans Receivable, Gross	98,600	105,941

Allowance for Loan Losses	(13,138)	(11,454)
Unamortized Fees	(7,400)	(8,375)
Loans Receivable, Net of Allowances and Unamortized Fees	$78,062	$86,112
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	September 30, 2018	December 31, 2017
30-59 days past due	7.0%	7.1%
60-89 days past due	3.4%	3.6%
90 or more days past due	4.5%	4.1%
Past due loans receivable	14.9%	14.8%
Current loans receivable	85.1%	85.2%
Balance of Credit Card Loans on Nonaccrual Status	$2,016	$2,016
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	Nine Months Ended	Year Ended
(In Thousands)	September 30, 2018	December 31, 2017
Beginning Balance[1]	$11,454	$6,624
Provision for Loan Losses	16,011	20,973
Charge-offs	(15,504)	(16,852)
Recoveries	1,177	709
Ending Balance	$13,138	$11,454
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2018, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $41.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.5 million as of September 30, 2018.
The maximum facility commitment amount under the franchisee loan program was $85.0 million at September 30, 2018, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. On October 23, 2018, the Company amended its franchise loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019.
The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2017 Annual Report. The Company is in compliance with all covenants at September 30, 2018 and believes it will continue to be in compliance in the future. Refer to Note 1 to these condensed consolidated financial statements for amendments to the franchisee loan program subsequent to September 30, 2018.
Legal and Regulatory Proceedings
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
At September 30, 2018 and December 31, 2017, the Company had accrued $2.3 million and $7.3 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million.
At September 30, 2018, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $3.0 million and $7.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.

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
Securities
In Re Aaron's Securities Litigation, f/k/a Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed on June 16, 2017, in the United States District Court for the Northern District of Georgia. The litigation relates to the temporary drop in Aaron’s stock price following the Company’s announcement of 2015 third quarter results. The complaint alleges that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The allegations underlying the lawsuit principally relate to the loss of certain data feeds experienced by Progressive Leasing beginning in February 2015 and the alleged failure to disclose the same in a timely manner, as well as certain software issues that allegedly hindered the identification of delinquent accounts during certain limited times in 2015. The Company filed a motion to dismiss the lawsuit on December 15, 2017. On September 26, 2018, the District Court granted the Company's motion to dismiss in its entirety. Plaintiffs have until October 26, 2018 to file a Notice of Appeal, if they intend to do so. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC"). The CIDs request the production of documents and answers to written questions to determine whether disclosures related to financial products offered by the Company through the Aaron’s Business and Progressive Leasing are in violation of the Federal Trade Commission Act. Although we believe we are in compliance with the FTC Act, these inquiries could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. The Company is fully cooperating with the FTC in responding to these inquiries and has provided the FTC with the information and documents the FTC has requested.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $350.4 million and $354.5 million as of September 30, 2018 and December 31, 2017, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.7 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2017 Annual Report for further information.
NOTE 6. SEGMENTS
As of September 30, 2018, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, consumer electronics, appliances and jewelry.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and e-commerce website. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of Woodhaven Furniture Industries, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$504,407	$376,464	$—	$880,871
Retail Sales[2]	—	7,620	—	7,620
Non-Retail Sales[2]	—	44,368	—	44,368
Franchise Royalties and Fees[2]	—	10,153	—	10,153
Interest and Fees on Loans Receivable[3]	—	—	9,508	9,508
Other	—	551	—	551
Total	$504,407	$439,156	$9,508	$953,071
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $5.6 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]
Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $7.4 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.

3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$398,282	$357,036	$—	$755,318
Retail Sales[2]	—	6,274	—	6,274
Non-Retail Sales[2]	—	56,443	—	56,443
Franchise Royalties and Fees[2]	—	11,140	—	11,140
Interest and Fees on Loans Receivable[3]	—	—	8,936	8,936
Other	—	772	—	772
Total	$398,282	$431,665	$8,936	$838,883
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $2.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $10.2 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue by source and by segment for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$1,474,590	$1,122,286	$—	$2,596,876
Retail Sales[2]	—	22,728	—	22,728
Non-Retail Sales[2]	—	151,259	—	151,259
Franchise Royalties and Fees[2]	—	35,140	—	35,140
Interest and Fees on Loans Receivable[3]	—	—	28,258	28,258
Other	—	1,478	—	1,478
Total	$1,474,590	$1,332,891	$28,258	$2,835,739
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $13.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $26.6 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$1,137,896	$1,079,133	$—	$2,217,029
Retail Sales[2]	—	21,158	—	21,158
Non-Retail Sales[2]	—	195,372	—	195,372
Franchise Royalties and Fees[2]	—	38,165	—	38,165
Interest and Fees on Loans Receivable[3]	—	—	25,669	25,669
Other	—	1,688	—	1,688
Total	$1,137,896	$1,335,516	$25,669	$2,499,081
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $2.7 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $35.4 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$40,839	$27,734	$120,393	$101,732
Aaron's Business[1]	15,641	15,484	56,417	85,564
DAMI	(3,065)	(3,997)	(6,663)	(8,457)
Total Earnings Before Income Taxes	$53,415	$39,221	$170,147	$178,839
1 Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2018 includes a full impairment of the PerfectHome investment of $20.1 million.
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
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	September 30, 2018	December 31, 2017
Assets:
Progressive Leasing	$1,037,017	$1,022,413
Aaron's Business[1]	1,388,850	1,261,234
DAMI	96,297	108,306
Other[2]	176,734	300,311
Total Assets	$2,698,898	$2,692,264
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $17.9 million and $16.3 million as of September 30, 2018 and December 31, 2017, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. RESTRUCTURING
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its Company-operated Aaron's store base portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming Company operated stores throughout 2016, 2017, and 2018. The Company also optimized its home office staff and field support, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring charges of $0.5 million and $0.6 million were recorded for the three and nine months ended September 30, 2018, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three months ended September 30, 2018 was comprised of charges to record changes in assumptions related to Aaron's contractual lease obligations for closed stores, partially offset by gains recorded on the sale of properties closed under the restructuring program. These costs were included in net restructuring expenses in the condensed consolidated statements of earnings. The Company does not expect to incur any further material charges under the 2017 and 2016 restructuring programs. However, this estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligations for stores closed under the restructuring programs, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.
The following table summarizes restructuring charges for the three and nine months ended September 30, 2018 and 2017, respectively, under both plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017[1]
Contractual Lease Obligations	$586	$694	$1,512	$12,011
Severance (Reversals) Expense, Net	—	(285)	601	1,306
Other Reversals	—	—	(1,176)	—
Gain on Sale of Closed Store Properties	(49)	—	(376)	—
Fixed Asset Impairment	—	436	—	1,300
Restructuring Expenses, Net	$537	$845	$561	$14,617
1 Substantially all restructuring charges incurred during 2017 were incurred within the Aaron's Business segment. The Company also incurred restructuring charges of $0.3 million during the nine months ended September 30, 2017 within the DAMI segment related primarily to the segment's relocation of its corporate offices.
To date, the Company has incurred charges of $38.8 million under the 2016 and 2017 restructuring programs.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the nine months ended September 30, 2018:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2018	$12,437	$2,303
Charges	—	601
Adjustments[1]	1,512	—
Restructuring Charges	1,512	601
Payments	(4,559)	(1,895)
Balance at September 30, 2018	$9,390	$1,009
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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2017 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2018, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through more than 20,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplace. We believe the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing’s significant revenue and profit growth in 2017 and through the first nine months of 2018. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets and benefit from synergies. We believe the traditional store-based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; and, indirectly, from various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; (iii) the continuing economic challenges facing many traditional lease-to-own customers; and (iv) commoditization of pricing in consumer electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

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
In July 2018, the Company acquired substantially all of the assets of the store operations of three franchisees. At the time of the acquisitions, the franchisees operated a total of 90 Aaron's-branded stores.
The Company also acquired the store operations of five additional franchisees during the nine months ended September 30, 2018 and three franchisees during the year ended December 31, 2017. We believe the acquisitions of franchisees benefit our omnichannel platform through added scale, strengthen the Company's presence in certain geographic markets, and enhance operational control to execute our business transformation initiatives.
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
Highlights
The following summarizes significant highlights from the three and nine months ended September 30, 2018:

•
The Company acquired substantially all of the assets of the store operations of three franchisees, adding 90 Aaron's-branded stores to our portfolio of Company-operated stores, for approximately $127.1 million.

•
The Company reported revenues of $953.1 million in the third quarter of 2018 compared to $838.9 million for the third quarter of 2017. Earnings before income taxes increased to $53.4 million compared to $39.2 million during the third quarter of 2017.

•
Progressive Leasing reported revenues of $504.4 million in the third quarter of 2018, an increase of 26.6% over the third quarter of 2017. Progressive Leasing's revenue growth is due to a 26.0% increase in total invoice volume, which was generated through an increase in invoice volume per active door and a 3.8% increase in active doors. Progressive Leasing's earnings before income taxes increased to $40.8 million compared to $27.7 million during the third quarter of 2017, due mainly to its higher revenue.

•
Aaron's Business revenues increased to $439.2 million for the third quarter of 2018, compared to $431.7 million in the prior year. Aaron's Business lease revenue and fees increased due to the acquisitions of various franchisees during 2017 and 2018, partially offset by declines in non-retail sales to our franchisees. Same store revenues remained relatively flat in the third quarter of 2018. Earnings before income taxes increased to $15.6 million during the third quarter of 2018 compared to $15.5 million in the prior year period.

•
The Company generated cash from operating activities of $363.0 million for the nine months ended September 30, 2018 compared to $180.3 million for the comparable period in 2017. The increase in net cash from operating activities was impacted by net income tax refunds of $64.8 million during the nine months ended September 30, 2018, compared to net income tax payments of $95.7 million in 2017.

•
The Company returned $104.2 million to shareholders for the nine months ended September 30, 2018 through the repurchase of 2.3 million shares and the payment of our dividend, which we have paid for 31 consecutive years.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2018	2017
Progressive Leasing Invoice Volume	$355,005	$281,724
Active Doors. Progressive Leasing active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing three month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing three month period.
The following table presents active doors for the Progressive Leasing segment:

Active Doors at September 30 (Unaudited)	2018	2017
Progressive Leasing Active Doors	20,258	19,523
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended September 30, 2018, we calculated this amount by comparing revenues for the three months ended September 30, 2018 to revenues for the comparable period in 2017 for all stores open for the entire 15 month period ended September 30, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2018, we calculated this amount by comparing revenues for the nine months ended September 30, 2018 to revenues for the comparable period in 2017 for all stores open for the entire 24 month period ended September 30, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues were flat for the three months ended September 30, 2018 and declined 2.1% for the nine months ended September 30, 2018.
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
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three and nine months ended September 30, 2018 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Restructuring Expenses, Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron's Business, home office and field support functions. Restructuring charges, net are comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment and workforce reductions, and reversals of previously recorded restructuring charges.
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

Results of Operations – Three months ended September 30, 2018 and 2017

	Three Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Lease Revenues and Fees	$880,871	$755,318	$125,553	16.6%
Retail Sales	7,620	6,274	1,346	21.5
Non-Retail Sales	44,368	56,443	(12,075)	(21.4)
Franchise Royalties and Fees	10,153	11,140	(987)	(8.9)
Interest and Fees on Loans Receivable	9,508	8,936	572	6.4
Other	551	772	(221)	(28.6)
	953,071	838,883	114,188	13.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	434,593	365,576	69,017	18.9
Retail Cost of Sales	4,877	4,380	497	11.3
Non-Retail Cost of Sales	35,214	50,750	(15,536)	(30.6)
Operating Expenses	420,602	374,157	46,445	12.4
Restructuring Expenses, Net	537	845	(308)	(36.4)
Other Operating (Income) Expense, Net	(38)	486	(524)	nmf
	895,785	796,194	99,591	12.5
OPERATING PROFIT	57,286	42,689	14,597	34.2
Interest Income	18	344	(326)	(94.8)
Interest Expense	(3,735)	(4,707)	(972)	(20.7)
Other Non-Operating (Expense) Income, Net	(154)	895	(1,049)	nmf
EARNINGS BEFORE INCOME TAXES	53,415	39,221	14,194	36.2
INCOME TAXES	9,695	13,880	(4,185)	(30.2)
NET EARNINGS	$43,720	$25,341	$18,379	72.5%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Progressive Leasing[1]	$504,407	$398,282	$106,125	26.6%
Aaron's Business[2]	439,156	431,665	7,491	1.7
DAMI[3]	9,508	8,936	572	6.4
Total Revenues from External Customers	$953,071	$838,883	$114,188	13.6%
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
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 26.0% increase in total invoice volume, which was driven by an increase in invoice volume per active door and a 3.8% growth in active doors.

Aaron's Business. Aaron's Business segment revenues increased $7.5 million primarily due to the net addition of 174 Company-operated stores during the 15 month period ended September 30, 2018, which contributed to the $19.4 million increase in lease revenues and fees for the three months ended September 30, 2018. This increase was offset by a $12.1 million decrease in non-retail sales primarily due to the net reduction of 248 franchised stores resulting from the Company's acquisition of various franchisees during the 15 month period ended September 30, 2018, and decreasing demand for product by franchisees. The acquisitions of various franchisees during 2017 and 2018 impacted Aaron's Business in the form of an increase in lease revenue and fees, partially offset by lower non-retail sales and franchise royalties and fees during the three months ended September 30, 2018 compared to the same period in the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of outstanding loans originated since the acquisition was $90.9 million as of September 30, 2018 compared to $84.2 million as of September 30, 2017.
Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2018 as compared to the third quarter of 2017 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
Personnel Costs	$164,587	$155,717	$8,870	5.7%
Occupancy Costs	56,860	51,590	5,270	10.2
Provision for Lease Merchandise Write-Offs	54,671	43,512	11,159	25.6
Bad Debt Expense	64,235	50,705	13,530	26.7
Shipping and Handling	18,392	16,403	1,989	12.1
Advertising	9,814	7,621	2,193	28.8
Provision for Loan Losses	6,471	6,010	461	7.7
Intangible Amortization	8,807	7,022	1,785	25.4
Other Operating Expenses	36,765	35,577	1,188	3.3
Operating Expenses	$420,602	$374,157	$46,445	12.4%
As a percentage of total revenues, operating expenses decreased to 44.1% in 2018 from 44.6% in the same period in 2017.
Personnel costs increased by $6.7 million in our Aaron's Business segment and $1.8 million at our Progressive Leasing segment. The increase in personnel costs is primarily the result of hiring to support both Aaron's Business strategic operating and business improvement initiatives, the growth of Progressive Leasing and increased labor costs in the Aaron's Business Company-operated stores due to the acquisitions of 111 franchised stores during 2017 and 103 franchised stores during the nine months ended September 30, 2018, partially offset by the closure and merger of underperforming stores and a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and 2018.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the three months ended September 30, 2018 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.8% in 2018 from 6.2% in 2017 due to an expected shift in Progressive Leasing's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 5.4% in 2018 from 5.2% in 2017.
Bad debt expense increased due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues remained consistent at 12.7% for both periods.
Shipping and handling expense increased due to a shortage of trucking labor in relation to marketplace demand and higher fuel costs.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisition of 103 franchised stores during the nine months ended September 30, 2018.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 49.3% from 48.4% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 59.9% in 2018 from 59.6% in the prior year period due to an increase in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 35.1% in 2018 from 35.9% in the prior year, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to the prior year period.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 64.0% from 69.8% primarily due to lower inventory purchase cost.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 79.4% from 89.9% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Restructuring Expenses, Net. The Company's restructuring actions relate to announced closures and consolidations of underperforming Company-operated Aaron's stores and workforce reductions in our home office and field support operations in prior periods. Restructuring activity for the three months ended September 30, 2018 was comprised of charges of $0.6 million to record changes in assumptions related to Aaron's contractual lease obligations for closed stores, partially offset by gains of less than $0.1 million recognized on the sale of properties closed under the restructuring program.
Other Operating (Income) Expense, Net
Information about the components of other operating (income) expense, net is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
Losses (gains) on sales of stores and customer agreements	$—	$(232)	$232	nmf
Net gains on sales of delivery vehicles	(184)	(126)	(58)	(46.0)
Impairment charges and net losses on asset dispositions, assets held for sale and other	146	844	(698)	(82.7)
Other operating (income) expense, net	$(38)	$486	$(524)	nmf
nmf—Calculation is not meaningful
Operating Profit
Interest expense. Interest expense decreased to $3.7 million in 2018 from $4.7 million in 2017 due primarily to a lower outstanding debt balance during the three months ended September 30, 2018.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income, net were foreign exchange remeasurement losses of $0.1 million and gains of $0.7 million during the three months ended September 30, 2018 and 2017, respectively. These net losses and gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were not significant during the three months ended September 30, 2018 and were $0.2 million during the three months ended September 30, 2017.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$40,839	$27,734	$13,105	47.3%
Aaron's Business	15,641	15,484	157	1.0
DAMI	(3,065)	(3,997)	932	23.3
Total Earnings Before Income Taxes	$53,415	$39,221	$14,194	36.2%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $9.7 million for the three months ended September 30, 2018 compared to $13.9 million in the prior year comparable period due to a decrease in the effective tax rate to 18.2% in 2018 from 35.4% in 2017. The decrease in the effective tax rate is primarily the result of the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. Separately, our effective tax rate was reduced as a result of a measurement period adjustment of $2.5 million income tax benefit related to the Tax Act that was recognized during the three months ended September 30, 2018 as well as the recognition of higher excess tax benefits related to stock compensation activity during the three months ended September 30, 2018 as compared to the prior year.

Results of Operations – Nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Lease Revenues and Fees	$2,596,876	$2,217,029	$379,847	17.1%
Retail Sales	22,728	21,158	1,570	7.4
Non-Retail Sales	151,259	195,372	(44,113)	(22.6)
Franchise Royalties and Fees	35,140	38,165	(3,025)	(7.9)
Interest and Fees on Loans Receivable	28,258	25,669	2,589	10.1
Other	1,478	1,688	(210)	(12.4)
	2,835,739	2,499,081	336,658	13.5
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,290,015	1,072,972	217,043	20.2
Retail Cost of Sales	14,695	13,711	984	7.2
Non-Retail Cost of Sales	130,302	174,653	(44,351)	(25.4)
Operating Expenses	1,199,171	1,033,530	165,641	16.0
Restructuring Expenses	561	14,617	(14,056)	(96.2)
Other Operating Income, Net	(286)	(586)	300	51.2
	2,634,458	2,308,897	325,561	14.1
OPERATING PROFIT	201,281	190,184	11,097	5.8
Interest Income	374	1,696	(1,322)	(77.9)
Interest Expense	(11,868)	(16,074)	(4,206)	(26.2)
Impairment of Investment	(20,098)	—	20,098	nmf
Other Non-Operating Income, Net	458	3,033	(2,575)	(84.9)
EARNINGS BEFORE INCOME TAXES	170,147	178,839	(8,692)	(4.9)
INCOME TAXES	35,680	63,863	(28,183)	(44.1)
NET EARNINGS	$134,467	$114,976	$19,491	17.0%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
REVENUES:
Progressive Leasing[1]	$1,474,590	$1,137,896	$336,694	29.6%
Aaron's Business[2]	1,332,891	1,335,516	(2,625)	(0.2)
DAMI[3]	28,258	25,669	2,589	10.1
Total Revenues from External Customers	$2,835,739	$2,499,081	$336,658	13.5%
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
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by an increase in invoice volume per active door and growth in active doors.

Aaron's Business. Aaron's Business segment revenues decreased primarily due to a $44.1 million decrease in non-retail sales, partially offset by a $43.2 million increase in lease revenues and fees. The decrease in non-retail sales was mainly due to the net reduction of 271 franchised stores resulting primarily from the Company's acquisition of various franchisees and decreasing demand for product by franchisees during the 24-month period ended September 30, 2018. Lease revenues and fees increased due to the acquisition of various franchisees during 2017 and the first nine months of 2018, partially offset by the closure of underperforming stores as part of the Company's restructuring actions.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of loans originated since the acquisition was $90.9 million as of September 30, 2018 compared to $84.2 million as of September 30, 2017.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
Personnel Costs	$498,201	$452,608	$45,593	10.1%
Occupancy Costs	164,780	148,465	16,315	11.0
Provision for Lease Merchandise Write-Offs	146,091	107,450	38,641	36.0
Bad Debt Expense	160,886	118,749	42,137	35.5
Shipping and Handling	55,485	49,111	6,374	13.0
Advertising	26,197	27,938	(1,741)	(6.2)
Provision for Loan Losses	16,011	15,140	871	5.8
Intangible Amortization	23,745	20,501	3,244	15.8
Other Operating Expenses	107,775	93,568	14,207	15.2
Operating Expenses	$1,199,171	$1,033,530	$165,641	16.0%
As a percentage of total revenues, operating expenses increased to 42.3% in the nine months ended September 30, 2018 from 41.4% in the same period in 2017.
Personnel costs increased by $26.7 million in our Aaron's Business segment and $17.5 million at our Progressive Leasing segment. The increase in personnel costs during the nine months ended September 30, 2018 is primarily the result of hiring to support both Aaron's Business strategic operating and business improvement initiatives, the growth of Progressive Leasing, increased labor costs in the Aaron's Business Company-operated stores due to the acquisitions of 111 franchised stores during 2017 and 103 franchised stores during the nine months ended September 30, 2018 and higher stock-based compensation expense, partially offset by the closure and merger of underperforming stores and a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and 2018.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the nine months ended September 30, 2018 due primarily to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.6% in 2018 compared to 5.5% in the same period in 2017 due to an expected shift in Progressive Leasing's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 4.4% in 2018 compared to 4.1% in the same period in 2017.
Bad debt expense increased due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing's bad debt expense as a percentage of Progressive Leasing's revenues increased to 10.9% in 2018 compared to 10.4% in the same period in 2017 due primarily to an expected shift in Progressive Leasing's portfolio mix.
Shipping and handling expense increased due to a shortage of trucking labor in relation to marketplace demand and higher fuel costs.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisitions of 111 franchised stores during 2017 and 103 franchised stores during the nine months ended September 30, 2018.
Other operating expenses increased due to higher third-party consulting costs, including legal and other expenses associated with the Company's investment in and the insolvency of PerfectHome, and higher software licensing expense.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 49.7% from 48.4% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 61.6% in 2018 from 60.9% in the prior year due to an increase in revenue from early buyouts, which has a lower margin, year over year. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 34.0% in 2018 from 35.2% in the prior year, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to the prior year period.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 64.7% from 64.8% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 86.1% from 89.4% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Restructuring Expenses, Net. In connection with the announced closure and consolidation of underperforming Company-operated Aaron's stores and workforce reductions in our home office and field support operations, net restructuring charges of $0.6 million were incurred during the nine months ended September 30, 2018. The charges are primarily comprised of $1.5 million related to additional charges for changes in estimates to the Aaron's store contractual lease obligations for closed stores and $0.6 million related to workforce reductions, partially offset by $1.2 million related to reversals of previously recorded restructuring charges and gains of $0.4 million recognized from the sale of the associated properties of stores closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
Net gains on sales of stores	$(46)	$(609)	$563	92.4%
Net gains on sales of delivery vehicles	(629)	(918)	289	31.5
Impairment charges and net losses on asset dispositions, assets held for sale and other	389	941	(552)	(58.7)
Other operating income, net	$(286)	$(586)	$300	51.2%
Operating Profit
Interest income. Interest income decreased to $0.4 million during the nine months ended September 30, 2018 from $1.7 million for the comparable period in 2017 due to the discontinuation of accruing interest income related to the PerfectHome notes effective April 1, 2017.
Interest expense. Interest expense decreased to $11.9 million for the nine months ended September 30, 2018 from $16.1 million in 2017 due primarily to a lower outstanding debt balance during the nine months ended September 30, 2018.
Impairment of investment. During the nine months ended September 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome. During the second quarter of 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. Additionally, the senior lender notified PerfectHome in May 2018 of its intent to exercise remedies available under its credit documentation, which included the right to call its outstanding debt. Furthermore, the U.K. governing authority for rent-to-own companies, the Financial Conduct Authority, proposed new regulatory measures which could adversely affect PerfectHome's business. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company believes it will not receive any further payments on its subordinated secured Notes.

Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Included in other non-operating income, net were foreign exchange remeasurement gains of $0.1 million and $1.9 million during the nine months ended September 30, 2018 and 2017, respectively. These net gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.4 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2018	2017	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$120,393	$101,732	$18,661	18.3%
Aaron's Business	56,417	85,564	(29,147)	(34.1)
DAMI	(6,663)	(8,457)	1,794	21.2
Total Earnings Before Income Taxes	$170,147	$178,839	$(8,692)	(4.9)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $35.7 million for the nine months ended September 30, 2018 compared to $63.9 million for the same period in 2017 due to a decrease in the effective tax rate to 21.0% in 2018 from 35.7% in 2017. The decrease in the effective tax rate is primarily the result of the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. Separately, our effective tax rate was reduced as a result of Tax Act measurement period adjustments of $2.3 million and the recognition of higher excess tax benefits related to stock compensation activity during the nine months ended September 30, 2018 as compared to the prior year period.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2017 to September 30, 2018 include:

•	Cash and cash equivalents decreased $16.1 million to $35.0 million at September 30, 2018. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Investments declined due to the full impairment of the PerfectHome Notes as discussed above.

•
Goodwill increased $80.5 million due primarily to goodwill recorded as a result of the franchisee acquisitions executed during the third quarter of 2018. Refer to Note 2 to the condensed consolidated financial statements for further details regarding the acquisition accounting for these franchisees.

•	Income tax receivable decreased $70.3 million due primarily to income tax refunds, net of tax payments.

•
Debt decreased $71.5 million due primarily to scheduled repayments of $95.0 million on the Company's senior unsecured notes and term loan, including repayment of the remaining $25.0 million outstanding under its 3.95% senior unsecured notes, partially offset by net borrowings of $25.0 million on the Company's revolving credit facility.

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
As of September 30, 2018, the Company had $35.0 million of cash and $364.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $363.0 million and $180.3 million during the nine months ended September 30, 2018 and 2017, respectively. The $182.7 million increase in operating cash flows was primarily driven by net tax refunds of $64.8 million during the nine months ended September 30, 2018 compared to net tax payments of $95.7 million paid during the nine months ended September 30, 2017. The Tax Act changed previous tax laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017. As a result of the provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017 and therefore qualified for and received a refund related to 2017 income tax payments during the nine months ended September 30, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2018.
Cash Used in Investing Activities
Cash used in investing activities was $192.3 million and $185.8 million during the nine months ended September 30, 2018 and 2017, respectively. The $6.6 million increase in investing cash outflows was primarily due to (i) $10.8 million of additional outflows related to the purchase of property, plant and equipment; (ii) $4.7 million lower proceeds from the sale of property, plant and equipment, partially offset by $7.4 million lower net cash outflows on investments in DAMI loans receivable and $1.2 million lower outflows as a result of the acquisition of businesses and customer agreements during the nine months ended September 30, 2018 as compared to the same period in 2017.

Cash Used in Financing Activities
Cash used in financing activities was $186.7 million and $176.9 million during the nine months ended September 30, 2018 and 2017, respectively. The $9.8 million increase in financing cash outflows was primarily due to (i) a $65.7 million increase in the Company's repurchases of outstanding common stock in 2018 compared to 2017; and (ii) an $11.3 million increase in cash payments to tax authorities for shares withheld from employees as part of our long-term incentive program during the nine months ended September 30, 2018, partially offset by a $37.4 million decrease in repayments of debt and a $22.1 million increase in borrowings as compared to the nine months ended September 30, 2017.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the nine months ended September 30, 2018, the Company purchased approximately 2,300,500 shares for $100.0 million. As of September 30, 2018, we have the authority to purchase additional shares up to our remaining authorization limit of $400.0 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 31 consecutive years. At its November 2017 meeting, our board of directors increased the quarterly dividend to $0.030 per share from $0.0275 per share. Aggregate dividend payments for the nine months ended September 30, 2018 were $4.2 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of September 30, 2018, $87.5 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of September 30, 2018 was $364.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
On October 23, 2018, the Company amended its second amended and restated revolving credit and term loan agreement (the "Amended Agreement") primarily to increase the term loan to $225.0 million from the $87.5 million remaining principal outstanding. The Company intends to use the incremental borrowings for general corporate and working capital purposes and for the repayment of outstanding borrowings under the revolver. The maturity date for the $225.0 million term loan is September 2022. The interest rate on the term loan remains unchanged. The Company also amended its franchise loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019.
As of September 30, 2018, the Company had outstanding $180.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017. During the nine months ended September 30, 2018, the Company repaid the remaining $25.0 million outstanding under its 3.95% senior unsecured notes originally issued in a private placement in July 2011.
Our revolving credit and term loan agreement contains financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest income and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2018 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the nine months ended September 30, 2018, we received net tax refunds of $64.8 million. Within the next three months, we anticipate a federal refund of $4.9 million for U.S. federal income taxes and estimated payments of $3.0 million for state and Canadian income taxes.
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
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, under which the maximum facility commitment amount under the franchisee loan program was $85.0 million as of September 30, 2018. On October 23, 2018, the Company amended its franchise loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019.
At September 30, 2018, the total amount that we might be obligated to repay in the event franchisees defaulted was $41.0 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of September 30, 2018, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $350.4 million and $354.5 million as of September 30, 2018 and December 31, 2017, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.7 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2017 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2018 through July 31, 2018	—	—	—	$431,568,742
August 1, 2018 through August 31, 2018	675,552	46.74	675,552	399,996,734
September 1, 2018 through September 30, 2018	—	—	—	399,996,734
Total	675,552		675,552
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

10.1*
First Amendment to Fourth Amended and Restated Loan Facility Agreement and Guaranty, entered into among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated October 23, 2018.

10.2*
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, entered into among Aaron’s, Inc., as borrower, the several banks and other financial institutions from time to time party thereto, and SunTrust Bank, as administrative agent, dated October 23, 2018.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	October 25, 2018	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	October 25, 2018	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)