Form 10-K
period 2018-12-31
AARON'S INC
filed 2019-02-14
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2018 was $2,458,523,383 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 8, 2019, there were 67,202,919 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General Development of Business
Aaron's, Inc. is listed on the New York Stock Exchange under the symbol AAN. The Company is a leading omnichannel provider of lease-purchase solutions primarily to an underserved, credit-challenged segment of the population. Through multiple business segments, the Company primarily provides lease options for consumers for the products they need and want including furniture, appliances, electronics, jewelry and a variety of other products. The Company provides flexible options to help customers towards ownership, including early payment options low up-front payments, and flexible payment options. Aaron's, Inc. conducts its business through three segments. Progressive Leasing, a virtual lease-to-own company, provides lease-purchase solutions through approximately 24,000 retail locations in 46 states. The Aaron's Business engages in the sales and lease ownership and specialty retailing of furniture, consumer electronics, home appliances and accessories through its approximately 1,700 company-operated and franchised stores in 47 states and Canada as well as its e-commerce platform, Aarons.com. Dent-A-Med, Inc., d/b/a the HELPcard®, provides a variety of second-look credit products that are originated through federally insured banks.
During 2017 and 2018, the Company acquired substantially all of the assets of the store operations of 111 and 152 Aaron's-branded franchised stores, respectively. The acquisitions are benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale.
As of December 31, 2018, we had 1,689 Aaron's stores, comprised of 1,312 Company-operated stores in 42 states and Canada, and 377 independently-owned franchised stores in 37 states, Canada and Puerto Rico.
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
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•
Improve Aaron's Business profitability – We remain committed to increasing profits through improved marketing and customer acquisition strategies, improved collections and merchandise loss controls, optimization of product mix, increases in customer retention and cost efficiency initiatives. We continue to execute on various real estate store optimization initiatives, including strategic store consolidations. We are beginning to introduce our next generation store concepts to appeal to our changing target consumer market. In addition, we are investing in improving our analytical capabilities to optimize pricing, promotion and both product mix and product lifecycle management, which is expected to enhance margins and drive lease volume.

•
Accelerate our omnichannel platform – We believe Aarons.com represents an opportunity to provide more options and shopping convenience in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offerings. Through Aarons.com and our in-store kiosks, we expect to provide our customers with expanded product selections. We are also digitizing our Aaron's Business customer decisioning, onboarding, and servicing processes to provide for a more seamless and faster experience.

•
Strengthen relationships of current retail partners – Our Progressive Leasing business has benefited from both long-term and relatively newer, mutually beneficial relationships with our existing retailer base. Our ability to maintain these relationships and address the changing needs of these retailers is critical to the long-term growth strategy of our business.

•
Focus on converting existing pipeline into Progressive Leasing retail partners – Our Progressive Leasing business segment is continuously focused on establishing new relationships with retailers and identifying solutions that address their business needs. We believe these new relationships are fundamental to continued revenue growth for Progressive Leasing.

•
Champion compliance – Aaron's, Inc. is a large and diverse company with thousands of daily transactions that are extensively regulated and subject to the requirements of various federal, state and local laws and regulations. We continue to believe and set expectations that long-term success requires all associates to behave in an ethical manner and to comply with all laws and regulations governing our Company's behavior.

Operating Segments
As of December 31, 2018, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
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
Progressive Leasing
Established in 1999 and acquired by the Company in 2014, Progressive Leasing is a leader in the expanding virtual lease-to-own market. Progressive Leasing partners with retailers, primarily in the furniture and appliance, jewelry, mattress, automobile electronics and accessories and mobile phones and accessories industries to offer a lease-purchase option for customers who may not have access to traditional credit-based financing options.
We offer a proprietary, technology-based application and approval process that does not require Progressive Leasing employees to be staffed in a store. Once a customer is approved, Progressive Leasing purchases the merchandise from the retailer and enters into a lease-to-own agreement with the customer. The contract provides early-buyout options or ownership after a contractually specified amount has been paid. Progressive Leasing provides lease-purchase solutions through more than 24,000 retail locations in 46 states and the District of Columbia and operates under state-and-District specific regulations.
Aaron's Business
Aaron's store-based and e-commerce operations
Our omnichannel platform allows us to engage customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in an Aaron's store or through our e-commerce platform across our product offerings. Aaron's store-based operations employ monthly, semi-monthly and weekly payment models to provide durable household goods to consumers through our Aaron's stores. Aaron's e-commerce operations employ monthly payment models through Aarons.com. Our customer base is comprised primarily of customers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron's Business segment take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations.

We have developed a distinctive concept for our stores including specific merchandising, store layout, pricing and agreement terms all designed to appeal to our target consumer market. We are beginning to introduce our next generation store concepts to appeal to our changing target consumer market. The typical store layout is a combination showroom and warehouse generally comprising 6,000 to 10,000 square feet, with an average of approximately 8,000 square feet. Each store usually maintains at least two trucks for delivery, service and return of product. We generally offer same or next day delivery for addresses located within approximately ten miles of the store. Our stores provide a broad selection of brand name electronics, computers, appliances, bedding and furniture, including bedding and furniture manufactured by our Woodhaven manufacturing division. Over 90% of our lease agreements have monthly payment terms.
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
We entered into agreements with our current franchisees to govern the opening and operations of franchised stores. Under our standard agreement, we received a franchise fee from $15,000 to $50,000 per store depending upon market size. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are also obligated to remit to us royalty payments of 6% of the weekly cash revenue collections from their stores. Most franchisees are involved in the day-to-day operations of their stores.
Some qualifying franchisees took part in a financing arrangement we established with several financial institutions to assist our existing franchisees in establishing and operating their store(s). Although an inventory financing plan is the primary component of the financing program, we have also arranged, in certain circumstances, for the franchisee to receive a revolving credit line and/or term loan. We provide guarantees to the financial institutions that provide the loan facilities for amounts outstanding under this franchise financing program. At December 31, 2018, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $39.0 million.
All franchisees are required to complete a comprehensive training program and to operate their franchised sales and lease ownership stores in compliance with our policies, standards and specifications. Annually, each franchisee is required to represent and warrant its compliance with all applicable federal, state and/or local laws, regulations and ordinances with respect to its business operations. Although franchisees are not generally required to purchase their lease merchandise from our fulfillment centers, many do so in order to take advantage of Company-sponsored financing, bulk purchasing discounts and favorable delivery terms.
Manufacturing
Woodhaven Furniture Industries ("Woodhaven"), our manufacturing division, was established by the Company in 1982. Integrated manufacturing enables us to control critical features such as the quality, cost, delivery, styling, durability and quantity of our furniture products, and we believe this provides an integration advantage over our competitors. Substantially all produced items continue to be leased or sold through Aaron's stores, including franchised stores. However, we also manufacture and sell furniture products to other retailers.
Woodhaven produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe result in reduced production costs, enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced number of parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned.
Woodhaven Furniture Industries consists of five furniture manufacturing plants and seven bedding manufacturing facilities totaling approximately 819,000 square feet of manufacturing capacity.

DAMI
Founded in 1983 and acquired by the Company in 2015, DAMI primarily serves customers that may not qualify for traditional prime lending who desire to purchase goods and services from participating merchants. DAMI, which operates as a wholly-owned subsidiary of Progressive Leasing, offers customized programs, with services that include revolving loans through private label cards. DAMI's current network of merchants includes medical and dental markets, furniture and bedding, and mattresses and fitness equipment. The Company believes the DAMI product offerings are complementary to those of Progressive Leasing and is allowing Progressive to expand into the markets and merchants that DAMI serves.
We extend or decline credit to an applicant through third-party bank partners based upon the customer's credit rating. Our bank partners originate the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value, which represents a pre-negotiated fee between DAMI and the merchant. DAMI then acquires the receivable from the bank.
Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial two-year period, which we will renew if the cardholder remains in good standing. The customer is required to make periodic minimum monthly payments and may pay certain annual and other periodic fees.
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
We execute on our strategy for our Aaron's store-based and e-commerce operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally; (ii) offering high levels of customer service; (iii) promoting our vendors' and Aaron's brand names; and (iv) managing merchandise through our manufacturing and distribution capabilities.
We believe that the success of our store-based and e-commerce operations is attributable to our distinctive approach to the business that distinguishes us from both our lease-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from many of our competitors. These include (i) offering lease ownership agreements that result in a lower cost to own; (ii) maintaining larger and more attractive store showrooms; (iii) offering a wider selection of higher-quality merchandise; (iv) digital customer onboarding and decisioning; and (v) providing an up-front cash and carry purchase option on select merchandise at competitive prices.
Aaron's Business Operations
The Aaron's Business segment has various levels of executive leadership, area directors, and regional managers that oversee our Aaron's Business operations. At the individual store level, the store manager is primarily responsible for managing and supervising all aspects of store operations, including (i) customer relations and account management, (ii) deliveries and pickups, (iii) warehouse and inventory management, (iv) partial merchandise selection, (v) employment decisions, including hiring, training and terminating store employees and (vi) certain marketing initiatives. Store managers also administer the processing of lease return merchandise including making determinations with respect to inspection, repairs, sales, reconditioning and subsequent leasing.
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

Lease Agreement Approval, Renewal and Collection
Our Progressive Leasing business uses proprietary decisioning algorithms to determine which customers would meet our leasing qualifications. The transaction is completed online or through a point of sale integration with our retail partners. Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our call center, customer service hubs and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper, Utah location, our customer service hubs, or our Aaron's operated stores.
One of the factors in the success of our Aaron's Business operations is timely collections, which are monitored by store managers and our call center associates. Customers are contacted within a few days after their lease payment due dates to encourage them to keep their agreement current. Careful attention to collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each contractually due payment is generally considered a renewal of the agreement. The Company continues to encourage customers to take advantage of the convenience of enrolling in the Company's automatic payment program, EZ Pay.
We have a proprietary lease approval process with respect to store customers, which includes obtaining customer data from third-party service providers, verifying employment or other reliable sources of income and using personal references supplied by the customer. Generally, our Aaron's store operations and e-commerce agreements for merchandise require payments in advance, and the merchandise normally is recovered if a payment is significantly in arrears.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 5.5%, 4.8% and 4.8% in 2018, 2017 and 2016, respectively. We believe that our collection and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Credit Agreement Approval and Collection
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs). We believe DAMI provides the following strategic benefits when combined with Progressive Leasing's product offerings:

•
Enhanced product for retail partners - DAMI enhances Progressive Leasing's best-in-class product with an integrated solution for below-prime customers. DAMI has a centralized, scalable underwriting model with a long operating history, deployed through its established bank partners, and a receivable management system.

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

DAMI uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on a proprietary underwriting algorithm. Loans receivable are unsecured, and collections on loans receivable are managed in-house through DAMI's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success in our operations is our commitment to developing good relationships with our customers. The Company consistently monitors consumer interests and trends to ensure that our business model is aligned with our customer's needs. The Company believes that building a relationship with the customer that ensures customer satisfaction is critical because customers of Progressive Leasing and Aaron's store-based and e-commerce operations have the option of returning the leased merchandise at any time. Our goal, therefore, is to develop a positive experience with the Company and our products, service and support in the minds of our customers from the moment they enter our showrooms and the showrooms of our retail partners. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Progressive Leasing's and DAMI's network of retail partner locations, Aarons.com, and Aaron's store-based operations. Aaron's store-based operations provide rapid delivery of leased merchandise (often on same or next day delivery) and investments in technology that improve the customer experience.
Our Progressive Leasing business offers centralized customer and retailer support through contact centers located in Draper, Utah and Glendale, Arizona.

We believe our strong focus on customer satisfaction generates repeat business and long-lasting relationships with our customers and retail partners. Our customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include a same-as-cash option, merchandise repair service, lifetime reinstatement, product replacement, and other discounts and benefits. In order to increase leasing transactions, we foster relationships with our retail partners and existing customers to attract recurring business, and many new agreements are attributable to repeat customers.
During 2015, the Company announced the launch of Approve.Me, which is a proprietary platform that provides a single interface for all Progressive Leasing and DAMI customers seeking credit approval or lease options, from prime to second-look financing, or to Progressive Leasing's lease offering. Approve.Me is compatible with most primary or secondary providers and is designed as a faster and more efficient way to service customers seeking to finance transactions or secure a lease option.
During 2017, Aaron's store-based operations began offering customers the option to obtain a membership in the Aaron's Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (i) product protection benefits; (ii) health & wellness discounts; and (iii) dining, shopping and consumer savings. The product protection benefits provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements in the event of customer unemployment or illness; replacement of the product in the event the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements in the event of death of any member named on the lease agreement; and/or repair of the product for an extended period after the customer takes ownership.
Our employees at Progressive Leasing are our competitive advantage. We provide extensive, on-going, hands-on training to all employees that interact daily with our customers. In addition, developing our leaders is a key priority and is part of our cultural DNA. We help our leaders achieve their strategic goals by providing a robust leadership development curriculum for all leaders. We also provide an online learning curriculum that includes content around specific business-related needs in multiple delivery formats and includes tools, assessments, videos, digital learning modules, which are available live, in-person and online.
Our emphasis on customer service at the Aaron's store-based operations requires that we develop skilled, effective employees who value our customers and who possess and project a genuine desire to serve our customers' needs. To meet this requirement, we have created and implemented a comprehensive associate development program for both new and tenured associates.
Our Aaron's associate development program is designed to train our associates to provide a uniform and enhanced customer service experience. The primary focus of the associate development program is to equip all associates with the knowledge and skills needed to build strong relationships with our customers and to service customers in a manner that complies with applicable laws, regulations and Company policies. Our learning and development coaches provide live, interactive instruction via webinars. In addition, associates are provided training through an Intranet-based learning management system that can be accessed at any time. Additionally, Aaron’s has a management development program that offers development for current and future store managers and a leadership development program for our multi-unit managers. Also, we produce and post video-based communications regarding important Company initiatives on our intranet site.
Purchasing and Retail Relationships
The following table shows the percentage of Progressive Leasing's revenues attributable to different retail partner categories (Note that a retail partner is attributed to a single product category even if they may carry products across multiple product categories):

	Year Ended December 31,
Progressive Leasing Retail Partner Category	2018	2017	2016
Furniture and Appliance	54%	55%	57%
Jewelry	14%	7%	4%
Mattress	12%	15%	19%
Automobile electronics and accessories	9%	11%	12%
Mobile phones and accessories	9%	10%	5%
Other	2%	2%	3%
During 2018, one retail partner, Big Lots Stores, Inc., provided greater than 10% of the lease merchandise acquired by Progressive Leasing and subsequently leased to customers. We derived 11% of our consolidated revenues from customers of this retail partner for the year ended December 31, 2018.

For our Aaron's store-based operations, our merchandise product mix is determined by executive leadership and our merchandising department based on an analysis of customer demands. The following table shows the percentage of our Aaron's Business revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Business Merchandise Category	2018	2017	2016
Furniture	44%	45%	42%
Consumer Electronics	22%	24%	26%
Home Appliances	25%	24%	24%
Computers	6%	5%	6%
Other	3%	2%	2%
One of Aaron's Business largest suppliers is our own Woodhaven manufacturing division, which supplies the majority of the upholstered furniture and bedding we lease or sell through our Aaron's Business segment. We purchase the remaining merchandise directly from manufacturers and local distributors and are generally able to obtain bulk discounts that provide us with cost advantages. Our stores carry well-known brands such as Samsung®, GE®, Hewlett-Packard®, LG®, Whirlpool®, Simmons®, Philips®, and Ashley®. To a lesser extent, we also may sell or re-lease certain merchandise returned by our Progressive Leasing and Aaron's Business customers. We have no long-term agreements for the purchase of merchandise.
The following table shows the percentage of DAMI's revenues attributable to different merchant partner categories:

	Year Ended December 31,
DAMI Merchant Partner Category	2018	2017
Medical and Dental	52%	49%
Retail	17%	20%
Furniture and Bedding	23%	23%
Other	8%	8%
Distribution for Aaron's Store-based Operations
The Aaron's store-based operations utilize our 16 fulfillment centers to control merchandise. These centers average approximately 124,000 square feet, giving us approximately 2.0 million square feet of logistical capacity, outside of our network of stores.
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
The Aaron's Business marketing targets current and previous Aaron's customers and potential new customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics by utilizing national and local television and radio with a combination of brand/image messaging and product/price promotions. In addition, we have enhanced our broadcast presence with digital marketing and via social platforms such as Facebook, Instagram, Twitter and YouTube.
The Aaron's Business also targets new, current and previous Aaron's customers each month by distributing over 27 million, two-page or four-page circulars to homes in the United States and Canada. The circulars advertise brand name merchandise along with the features, options and benefits of Aaron's no-credit-needed lease ownership plans. We also distribute millions of email and direct mail promotions on an annual basis and monitor store layout plans to attempt to optimally attract customers.

Competition
Aaron's competes with national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service and lease rates, store location and terms.
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
Raw Materials
The principal raw materials we use in furniture manufacturing at Woodhaven are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We have a diverse base of suppliers; therefore, we are not dependent on any single supplier. The sourcing of raw materials from our suppliers is not overly dependent on any particular country. None of the raw materials we use are in short supply.
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
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances, computers and other durable consumer goods. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, normally by making weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to the lessor. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
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
Our model is distinctive from the conventional lease-to-own model in that we encourage our customers to obtain ownership of their leased merchandise. Based upon our own data and industry data, our customers obtain ownership more often (between 50% to 60%) than in the lease-to-own businesses in general (approximately 25%).

We believe our sales and lease ownership model offers the following distinguishing characteristics when compared to traditional lease-to-own stores:

•	Lower total cost - Our agreement terms generally provide a lower cost of ownership to the customer.

•
Wider merchandise selection - Our Progressive Leasing operations allow us to offer a wider selection of merchandise via partnerships with various merchants. Additionally, we also generally offer a larger selection of higher-quality merchandise through our Aaron's e-commerce and store-based operations than others in the lease-to-own industry.

•	Larger store layout - Aaron's stores average 8,000 square feet, which is significantly larger than the average size of our largest competitor's lease-to-own stores.

•	Fewer payments - Our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments.

•
Flexible payment methods - We offer our customers the opportunity to pay by automated clearing house (ACH), debit card, credit card, cash or check. We also offer an EZ Pay option which gives customers the ease of using their debit or credit card to set up an automatic payment on the date they select. Our Progressive Business operations receive substantially all of their payments from customers by ACH, debit card or credit card. Our Aaron's Business operations currently receive approximately 74% of their payment volume (in dollars) from customers by debit card or credit card.

Unlike transactions with traditional retailers, in which the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period, without penalty. Progressive Leasing provides a 90-day buy-out option on lease-purchase solutions offered through traditional retailers. Our Aaron's Business operations offer an up-front "cash and carry" purchase option and generally a same-as-cash option on most merchandise at prices that we believe are competitive with traditional retailers.
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
Currently, nearly every state and most provinces in Canada specifically regulate lease-to-own transactions via state or provincial statutes. This includes states in which our Progressive Leasing business has retail partners and also includes states in which we currently operate our Aaron's Business. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, marketing, customer contact and credit reporting may be subject to federal laws and regulation.

There has been increased legislative and regulatory attention in the United States, at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative regulatory efforts directed at the lease-to-own industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us. From time to time, certain state attorneys general or federal regulatory agencies have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry. For example, as we have disclosed previously, in July 2018 we received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC") that request the production of documents and answers to written questions to determine whether disclosures related to financial products offered by our traditional, lease-to-own store-based business, including our Aarons.com e-commerce business (the "Aaron's Business"), and Progressive Leasing are in violation of the FTC Act. We have incurred substantial expenses in responding to these CIDs and, although we believe we are in compliance with the FTC Act, the CIDs could lead to an enforcement action and/or a consent order which, in turn, could lead to investigations and enforcement actions by, and/or consent orders with, state attorneys general and regulatory agencies. We cannot predict whether any state attorneys general or federal regulatory agencies will direct other investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future regulatory initiatives may be.
Our sales and lease ownership franchise program is subject to FTC oversight and various state laws regulating the offer and sale of franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a Franchise Disclosure Document ("FDD") containing prescribed information. A number of states in which we might consider franchising also regulate the sale of franchises and, in certain circumstances, require registration of the franchise disclosure document with state authorities. We believe we are in material compliance with all applicable franchise laws in those states in which we do business and with similar laws in Canada.
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
Employees
At December 31, 2018, the Company had approximately 11,800 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is www.aarons.com.

ITEM 1A. RISK FACTORS
The Company’s business is subject to certain risks and uncertainties. Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.
We are subject to various existing federal and state laws and regulations which may require us to incur significant costs and expenses associated with government investigations, enforcement actions and private litigation, and we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, significant costs or compliance-related burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
Currently, nearly every state, the District of Columbia, Puerto Rico, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which we currently operate Aaron’s stores, as well as states in which our Progressive Leasing business has retail partners. Furthermore, certain aspects of our business, such as our debt collection and any collection by third parties of debt owed by our current or former customers, customer contact, our decisioning process regarding whether to lease merchandise to customers, credit reporting practices, the manner in which we process and store certain customer, employee and other information, and various aspects of our cybersecurity risks and mitigation efforts, are subject to federal and state laws and regulations. Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. We have incurred and will continue to incur substantial costs to comply with these laws and regulations. In addition to compliance costs, we may incur substantial expenses to respond to government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, arising out of our or our franchisees’ alleged violations of existing laws and/or regulations. For example, and as we have disclosed previously, in July 2018 we received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC") that request the production of documents and answers to written questions to determine whether disclosures related to financial products offered by our traditional, lease-to-own store-based business, including our Aarons.com e-commerce business (the "Aaron’s Business"), and Progressive Leasing are in violation of the FTC Act. We have incurred substantial expenses in responding to these CIDs and, although we believe we are in compliance with the FTC Act, the CIDs could lead to an enforcement action and/or a consent order which, in turn, could lead to investigations and enforcement actions by, and/or consent orders with, state attorneys general and regulatory agencies. The CIDs also may result in us incurring additional costs, including fines, penalties, remediation expenses and legal fees. Further, the CIDs may harm Progressive Leasing’s business relationships with existing and potential retail partners, regardless of whether the FTC alleges any violations of the FTC Act.
In addition, existing laws and regulations have and will continue to, and future laws and regulations may, place limitations and restrictions on how we conduct our businesses. While no federal law currently specifically regulates the lease-to-own industry, federal legislation to regulate the industry has been proposed in the past and may be proposed in the future. For example, federal and regulatory authorities such as the CFPB and the FTC are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and may propose and adopt new regulations (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, our manufacturing and distribution facilities are subject to various regulations as set forth by the Environmental Protection Agency ("EPA"), Occupational Safety and Health Administration ("OSHA") and Department of Transportation ("DOT"). Furthermore, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, or private litigation, any of which could significantly harm our reputation with consumers and Progressive Leasing’s and DAMI’s retail and merchant partners and could materially and adversely affect our business, prospects and financial condition.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses, such as DAMI, that engage in financial, banking or lending services, or rent-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future. In addition, our aarons.com e-commerce business may be subject to statutes and regulatory requirements in addition to those that apply to our legacy store-based operations, and/or existing laws and regulations may apply to our e-commerce business in ways that are different from their application to our legacy store-based operations. Any additional laws or regulations may result in changes in the way our operations are regulated, exposing us to increased regulatory oversight, more burdensome regulations and increased litigation risk, each of which could have a material adverse effect on us. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which is expected to become effective in January 2020, will change the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data and may result in increased regulatory oversight and litigation risks and increase our compliance-related costs in California. Moreover, Congress and/or other states may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA, requiring us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.
Any proposed rulemaking or enforcement action by the CFPB, the FTC or any other federal or state regulators or other adverse changes in (or interpretations of) existing laws and regulations, the passage of new adverse legislation or regulations by the federal government or the states applicable to our traditional lease-to-own business, our Progressive Leasing virtual lease-to-own business, our Aarons.com e-commerce business and any complementary businesses into which we may expand could materially increase both our compliance costs and the risk that we could be subject to government investigations and subject to sanctions if we are not in compliance. In addition, new burdensome laws or regulations, which (among others) could include new interpretations of the types of conduct that constitutes unfair or deceptive acts or practices, could prohibit or force us to modify our business model, expose us to increased litigation risk, and might reduce the economic potential or sales and profitability of our sales and lease ownership operations.
Progressive Leasing’s virtual lease-to-own business differs in some potentially significant respects from the risks of the traditional store-based lease-to-own business. The risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
Progressive Leasing segment offers its lease-to-own solution through the stores of third-party retailers. Progressive Leasing consequently faces some different risks than are associated with our traditional store-based sales and lease ownership concept, which our Aaron’s Business segment and its franchisees offer through their own stores. These potential risks include, among others, Progressive Leasing’s:

•
reliance on third-party retailers (over whom Progressive Leasing cannot exercise the degree of control and oversight that Aaron’s and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by the customer, and that the transaction is with Progressive Leasing and not with the third-party retailer;

•
possibly different regulatory risks than apply to our traditional store-based lease-to-own business , whether arising from the offer by third-party retailers of Progressive Leasing’s lease-purchase solution alongside traditional cash, check or credit payment options or otherwise, including the risk that regulators may mistakenly treat virtual lease-to-own transactions as some other type of transaction that would face different and more burdensome and complex regulations;

•
potential that regulators may target the virtual lease-to-own transaction and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact Progressive Leasing’s ability to offer virtual lease-to-own programs through third-party retail partners, and/or that regulators may attempt to force the application of laws and regulations on Progressive Leasing’s virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by Progressive Leasing, and negatively impact Progressive Leasing’s financial and operational performance;

•
reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable;

•
lack of control over, and more product diversity within, its lease merchandise inventory relative to our traditional store-based lease-to-own business, which can complicate matters such as merchandise repair and disposition of merchandise that is returned;

•
lower barriers to entry and start-up capital costs to launch a competitor due to the reliance of Progressive Leasing and its competitors on the store locations and inventories of third-party retailers, and online connections with retailers, rather than incurring the cost to obtain and maintain brick and mortar locations and in-store or in-warehouse inventories; and

•
indemnification obligations to Progressive Leasing’s retail partners and their service providers for losses stemming from Progressive Leasing’s failure to perform with respect to its products and services.

These risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.

Our Aaron’s Business faces many challenges which could materially and adversely affect our overall results of operations, including increased competition from traditional and "big-box" retailers, e-commerce retailers and virtual rent-to-own companies, the impact of uncertain economic conditions on segments of our customers, and increasing costs for merchandise, labor and transportation.
Our Aaron’s Business faces a number of challenges from traditional and "big-box" retailers and the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date. Increasing competition from the digital sector, as well as more competitive in-store and e-commerce pricing offered by traditional and "big-box" retailers, and competition from traditional and on-line providers of used goods and products may reduce the market share held by our Aaron’s Business as well as its operating margins, and may materially and adversely affect our overall results of operations. Furthermore, as virtual lease-to-own companies continue to partner with traditional and "big-box" retailers, those retailers may increasingly compete with our Aaron’s Business. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom our Aaron’s Business competes, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices than our Aaron’s Business.
In addition, we believe a portion of our Aaron’s Business customer base continues to experience significant economic uncertainty that could be exacerbated by increasing inflationary pressures and rising interest rates. We believe the extended duration of that economic uncertainty may result in those customers of our Aaron’s Business curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits. For example, our Company-operated stores experienced same store revenue declines of 1.5% and 7.0% in fiscal years 2018 and 2017, respectively. Additionally, our franchised stores experienced same store revenue declines of 1.4% and 5.4% in fiscal years 2018 and 2017, respectively. We calculate same store revenue growth by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for our Aaron's Business, including:

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
Our Aaron’s Business has experienced and may continue to experience increases in the cost it incurs to purchase certain merchandise that it offers to sale or lease to its customers, due to tariffs, increases in prices for certain commodities and increases in the costs of shipping the merchandise to its distribution centers and store locations. At the same time, it has experienced and may continue to experience significant increases in labor costs, including due to wage inflation for hourly employees in many regions, and increasing competition to recruit and retain both professional and hourly employees as a result of relatively low unemployment rates. The Aaron’s Business has limited or no control over many of these inflationary forces on its costs. In addition, it may not be able to recover all or even a portion of such cost increases by increasing its merchandise prices, fees, or otherwise, and even if it is able to increase merchandise prices or fees, those cost increases to its customers could result in the customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits.
If our Aaron’s Business is unable to successfully address these challenges, our overall business and results of operations may be materially and adversely affected as well.
We continue to implement a strategic plan and there is no guarantee that the strategic plan will produce results superior to those achieved under the Company’s prior plan.
Our current strategic plan includes focusing on improving Aaron’s store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; and championing compliance.

As part of our efforts to improve the profitability of our Aaron’s stores, we recently have focused on identifying and closing underperforming stores and consolidating the customers of those stores into existing, higher performing and larger stores, as opposed to opening new stores, which had traditionally been a central tenet of the Company’s strategy. We also have acquired the operations of a total of 263 of our former franchisees’ store locations during 2017 and 2018. There can be no assurance that those acquisitions will produce the results we expected at the time we entered into those acquisitions, or that we will be able to successfully integrate the operations of those former franchisee locations, including their customers and personnel. In addition, we have implemented, and dedicated significant resources to, other business improvement initiatives that we believe will lower costs and enhance the experience for customers of our Aaron’s Business. For example, our omnichannel platform is a significant component of our strategic plan and we believe it will drive future growth of our business. However, to promote our products and services and allow customers to transact online and reach new customers, we must effectively maintain, improve and grow our omnichannel platform. In addition, we plan to significantly increase our automation and centralization of several key business and operational functions of the Aaron’s Business during our 2019 fiscal year, including automating and centralizing customer lease decisioning and collections functions, as opposed to our historical practice of having store-based employees carrying out those functions. Moreover, our future business improvement initiatives for the Aaron’s Business likely will include geographically repositioning a significant number of our store locations into larger buildings and/or into different geographic locations that we believe will be more advantageous. We may incur significant capital costs, including build-out costs for new, larger store locations and exit costs from the termination of current leases and sale of current properties, in connection with such business improvement initiatives.
There can be no guarantee that our current strategy, and our current or future business improvement initiatives related thereto, including our recent focus on identifying and closing underperforming stores and maintaining, improving and growing our omnichannel platform, or our initiatives in 2019 to automate and centralize a significant portion of the Aaron’s Business customer lease decisioning and collections functions, or our store repositioning initiatives in the future will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies). We may fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. For example, as part of our efforts to reduce costs and improve profitability, we closed 123 under-performing Company-operated stores during the 2016 through 2018 time period. We may not be successful in transitioning the customers of the Company-operated Aaron’s stores that are closed to other Company-operated stores that remain open, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors, including the timing of execution, the outcome of negotiations with landlords and other third parties, or unexpected costs, any of which could result in our not realizing the anticipated benefits from our strategic plan. In addition, with respect to our omnichannel platform, there can be no assurance that we will be able to maintain, improve or grow that platform in a profitable manner. Moreover, there can be no assurance that we will be able to effectively execute or implement our initiatives to automate and centralize certain key business functions of the Aaron’s Business, including our customer lease decisioning and collections activities during 2019 or in future years, or that the repositioning of the location and size of certain of our stores will result in the increased revenue and profitability that we expect, or result in any meaningful return on the capital expenditures we would expect to invest in those new store locations, and the failure to do so could result in a meaningful decrease in the profitability of our Aaron’s Business.
We may not fully execute on one or more elements of our current strategy due to any number of reasons, including, for instance, because of the division of management, financial and Company resources among multiple objectives, or other factors beyond or not completely within our control. The successful execution of our current strategy depends on, among other things, our ability to:

•	improve same store revenues and profitability in stores that may be maturing;

•	drive recurring cost savings to recapture margin;

•	transition customers of stores to other stores that remain open; and

•	successfully manage and grow our omnichannel platform.
If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we continue to pursue our current strategy, we may not be able to achieve our revenue or profitability goals at the rates we currently contemplate, if at all.

If we do not maintain the privacy and security of customer, retail partner, employee or other confidential information, due to cybersecurity-related “hacking” attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could have a material adverse impact on our business, operating results and financial condition.
Our business involves the collection, processing, transmission and storage of customers’ personal and confidential information, including social security numbers, dates of birth, banking information, credit and debit card information, data we receive from consumer reporting companies, including credit report information, as well as confidential information about our retail partners and employees, among others. Much of this data constitutes confidential personally identifiable information (“PII”) which, if unlawfully accessed, either through a “hacking” attack or otherwise, could subject us to significant liabilities as further discussed below. We also serve as an information technology provider to our franchisees, including by storing and processing PII relating to their customers and potential customers.
Companies like us that possess significant amounts of PII and/or other confidential information have experienced a significant increase in cyber security risks in recent years from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology (“IT”) systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, destroy or manipulate various types of information that we rely on, including PII and/or other confidential information. In addition, various third parties, including employees, contractors or others with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Any significant compromise or breach of our data security, whether external or internal, or misuse of PII and/or other confidential information may result in significant costs, litigation and regulatory enforcement actions and, therefore, may have a material adverse impact on our business, operating results and financial condition. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded.
While we have implemented network security systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents, and our exposure resulting from any serious unauthorized access to, or use of, secured data, or serious data loss or theft, could far exceed the limits of our insurance coverage for such events. Further, a significant compromise of PII and/or other confidential information could result in regulatory penalties and harm our reputation with our customers, retail partners and others, potentially resulting in a material adverse impact on our business, operating results and financial condition.
The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. For example, we are currently subject to settlements with the FTC that we entered into in 2013, as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states, and data breaches of this nature could result in additional penalties under the terms of those settlements. In addition, and as discussed above, the CCPA, which is expected to become effective in January 2020, will change the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data; expose our operations in California to increased regulatory oversight and litigation risks; and increase our compliance-related costs. These costs, including others relating to increased regulatory oversight and compliance, could be substantial and adversely impact our business.
We also believe successful data breaches or cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. We believe our exposure to this risk will increase as we expand our use of financial technology to communicate with our customers and retail partners and as we increase the number of retail partners with whom we work.

Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive and highly fluid, particularly in light of the sweeping new regulatory environment we are witnessing from regulators such as the CFPB and the FTC, among others, as discussed above.
The competitors of our Aaron’s Business include national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and on-line providers of used goods and merchandise, traditional, "big-box" and e-commerce retailers (including many retailers who offer layaway programs) and various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our Progressive segment also faces competition from other virtual lease-to-own companies, traditional store-based lease to own companies and consumer finance companies, including installment, payday and title loan companies, that may enable Progressive’s customers to shop at traditional or on-line retailers. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some competitors of Progressive may be willing to lease certain types of products that Progressive will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that Progressive will not, in an effort to gain market share at Progressive’s expense..
Our Progressive Leasing business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Progressive Leasing product in favor of our competitors, or to offer the Progressive Leasing product and the products of its competitors simultaneously at the same store locations, which could slow growth in the Progressive Leasing business and limit or reduce profitability.
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
Progressive Leasing’s loss of operating revenues from key retail partners could materially and adversely affect our business.
Progressive Leasing’s relationship with its largest retail partners will have a significant impact on our operating revenues in future periods. The loss of any key retailers would have a material adverse effect on our business and could be caused by factors beyond our control. For example, the customers that Progressive obtained through its relationship with one of its retail partners accounted for 11% of our consolidated revenues for our 2018 fiscal year. Any extended discontinuance of Progressive’s relationship with that retailer could, if not replaced, have a material adverse impact on our results of operations. In addition, in the event that Progressive enters into new or amended business or contractual terms or conditions with any of its largest retail partners that are less favorable to Progressive than its current arrangements with those retail partners, including with respect to the prices Progressive pays those retail partners for merchandise that Progressive leases to its customers, whether due to competitive pressures or otherwise, our business could be materially and adversely effected. Any publicity associated with the loss of any of Progressive Leasing’s large retail partners could harm our reputation, making it more difficult to attract and retain consumers and other retail partners, and could lessen Progressive Leasing’s negotiating power with its remaining and prospective retail partners. Our operating revenues and operating results could also suffer if any of Progressive Leasing’s retail partners experiences a significant decline in sales for any reason.
Many of Progressive Leasing’s contracts with its retail partners can be terminated by them on relatively short notice, and all can be terminated in limited circumstances, such as our material breach or insolvency, certain changes in control of Progressive Leasing, and its inability or unwillingness to agree to requested pricing changes. There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest retail partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of Progressive Leasing’s retail partners renegotiates, terminates or fails to renew, or fails to renew on similar or favorable terms, their agreements with Progressive Leasing or otherwise chooses to modify the level of support they provide for Progressive Leasing’s lease-purchase option.

We may pursue acquisitions or investments of complementary companies or businesses, and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may from time to time acquire or invest in complementary companies or businesses, and acquire our franchisees, as we have done in recent years. For example, we acquired the operations of a total of 263 of our former franchisees’ store locations during 2017 and 2018. There can be no assurance that those acquisitions will produce the results we expected at the time we entered into those acquisitions, or that we will be able to successfully integrate the operations of those former franchisee locations, including their customers and personnel. The companies and businesses we may acquire may operate lines of business or offer services and products that we have never operated or offered previously. These companies and businesses may also be subject to regulatory regimes that have not previously applied and may significantly impact our business. The success of any acquisitions or investments we undertake is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business.
There can be no assurance that our acquisitions or investments will produce the results that we expect at the time we enter into or complete the transaction. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition. We also may not be able to successfully integrate operations that we acquire, including their customers, personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities and from our on-going strategic plan to improve the performance of the Aaron’s Business even if we are unable to successfully complete the acquisition.
Our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe Progressive Leasing’s proprietary, centralized customer lease decisioning process to be a key to the success of the Progressive Leasing business. That and other decisioning processes and tools are also used to approve customers of Aaron’s and DAMI. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased incidence and costs related to defaulted leases and/or merchandise losses.
We could lose our access to data sources, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
We are heavily dependent on data provided by third-party providers. For example, our Progressive Leasing business employs a proprietary customer lease decisioning algorithm when making lease approval decisions for its customers. This algorithm depends extensively upon continued access to and receipt of data from external sources, such as third-party data vendors. In addition, our Aarons.com and DAMI businesses are similarly dependent on customer attribute data provided by external sources. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our Progressive Leasing, Aaron’s Business and DAMI businesses would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our information technology systems to process transactions with our customers, including tracking lease payments on merchandise, and to manage other important functions of our business. Failures of our systems, such as “bugs,” crashes, internet failures and outages, operator error, or catastrophic events, could seriously impair our ability to operate our business, and our business continuity and contingency plans related to such information technology failures may not be adequate to prevent that type of serious impairment. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales and we could experience increased costs and expenses to remediate the problem.

The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or Progressive Leasing’s or DAMI’s retail and merchant partners, demand for our goods and the transactions we offer could decrease and our business could be materially adversely affected.
Certain consumer advocacy groups, media reports and federal and state legislators have asserted that laws and regulations should be broader and more restrictive regarding lease-to-own transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our lease-to-own programs or the lack of viable alternatives for our customers’ needs. Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing’s or DAMI’s retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our Aaron’s Business and/or Progressive Leasing being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.
We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure documents, including claims based on financial information contained in those documents. Engaging in such litigation may be costly, time-consuming and may distract management and materially adversely affect our relationships with franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
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
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. For example, we are currently subject to settlements with the FTC that we entered into in 2013, as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states. Those settlements prohibit us from engaging in certain business practices that many of our competitors continue to engage in, and that our competitors have not been prohibited from engaging in, which may place us at a competitive disadvantage. If we violate the terms of those settlements, we may be subject to additional proceedings, further restrictions on our business, or civil or other penalties. Although we do not presently believe that any of our current legal or regulatory proceedings will ultimately have a material adverse impact on our operations, we cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, we operate a fleet of approximately 3,000 delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time.

Similarly, other companies may pursue legal action against us for allegedly violating their intellectual property rights, including with respect to the manner in which our omnichannel platform and aspects of Progressive Leasing’s virtual lease-to-own technology are designed and operate, whether in conjunction with the e-commerce platforms of Progressive Leasing’s retail partners, or otherwise. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
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
Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, including from retailers and restaurants. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to attract and maintain current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
The geographic concentration of our Aaron’s stores, as well as those of Progressive Leasing’s retail partners, may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
The concentration of our Aaron’s stores, and/or those of our retail partners at Progressive Leasing, in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our store portfolio and retail partners were more geographically diverse.
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
As discussed above, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services. For example, DAMI, which through its HELPcard® and other private label credit products, offers merchant partners one source for a variety of open-end credit programs for below-prime consumers, is a business that differs in significant respects from our sales and lease ownership businesses. Consequently, DAMI faces different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. Because DAMI is operated as a wholly-owned subsidiary of Progressive Leasing, the risks DAMI faces could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business. These potential risks include, among others, DAMI’s:

•
reliance on third-party retailers (over whom DAMI cannot exercise the degree of control and oversight that Aaron’s Business, including franchisees, can assert over their own respective employees) for many important business functions, from advertising through assistance with finance applications;

•
reliance on two bank partners to issue DAMI’s HELPcard® and other credit products. The banks’ regulators, including the FDIC, could at any time limit or otherwise modify the banks’ ability to continue their relationships with DAMI and any significant interruption of those relationships would result in DAMI being unable to use exported rates or acquire new receivables without moving to a costly and inefficient state-by-state model, and being unable to provide other credit products. It is possible that a regulatory position or action taken with respect to DAMI’s issuing banks might result in the banks’ inability or unwillingness to originate future credit products on DAMI’s behalf or in partnership with it, which would adversely affect DAMI’s ability to grow its point-of-sale and direct-to-consumer credit products and other consumer credit offerings and underlying receivables. In addition, DAMI’s agreements with its issuing bank partners have scheduled expiration dates. Although those expiration dates are several months apart, if DAMI is unable to extend or execute new agreements with both of its issuing banks upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that DAMI would not be able to enter into an agreement with an alternative bank provider on terms that DAMI would consider favorable or in a timely manner without disruption of its business; and

•
different legal and regulatory risks, and different regulators (including the FDIC, for example), than those applicable to Aaron’s and Progressive Leasing’s sales and lease ownership businesses, including risks arising from the Truth in Lending Act, state credit laws and the offering of open-end credit, the potential that regulators may target DAMI’s operating model and the interest rates it charges, and the risk of unfavorable court decisions relating to the True Lender Doctrine, including among other factors, exporting of interest rates and state usury laws.

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
We have guaranteed the borrowings of certain franchisees under a franchise loan program with several banks with a maximum commitment amount of $55.0 million. In the event these franchisees are unable to meet their debt service payments or otherwise experience events of default, we would be unconditionally liable for a portion of the outstanding balance of the franchisees’ debt obligations, which at December 31, 2018 was $39.0 million.
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
The loss of the services of our key executives, or our inability to attract and retain key talent in the areas of IT and analytics, sales, marketing, finance and operations could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key talent in the areas of information technology and analytics, sales, marketing, finance and operations in the future could adversely affect our business and operations. We do not carry key man life insurance on any of our personnel. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially adversely affect our operations.
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
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own Progressive Leasing and Aarons.com businesses more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various businesses. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers, including some state tax authorities suggesting that our Progressive Leasing business may owe certain state taxes based on the locations of Progressive Leasing’s retail partners where Progressive Leasing’s lease-to-own transactions are originated. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.
We must successfully order and manage our Aaron’s Business inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our Aaron’s Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Aaron’s Business depends on our ability to successfully re-lease or sale our inventory of merchandise that we take back from the customers of our Aaron’s Business, due to their lease agreements expiring, or otherwise.

Employee misconduct or misconduct by third parties acting on our behalf, or third parties to whom our Aaron’s Business previously sold certain of its past due customer accounts for the third parties to attempt to collect, could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a third-party retailer with whom our Progressive Leasing business partners, or of a third-party merchant with whom our DAMI segment does business, or a third-party to whom our Aaron’s Business previously sold past due customer accounts for the third-party to attempt to collect, a type of transaction we no longer enter into, could engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our Company-operated Aaron’s Business stores have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we sell and lease in our Aaron’s Business and lease through our Progressive Leasing business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety or quality concerns may require us to voluntarily remove selected products from our Aaron’s stores, or from our customers’ homes. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition, if we are unable to recover those losses from the vendor who supplied us with the defective merchandise.
We may be alleged to have infringed upon intellectual property rights owned by others, or may be unable to protect our intellectual property.
Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.

Interest rates on certain of our outstanding indebtedness are tied to LIBOR and may be subject to change.
LIBOR and certain other "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2018, approximately $240 million of our outstanding indebtedness had interest rate payments determined based directly or indirectly on LIBOR, including our outstanding indebtedness under our revolving credit facility. If there is uncertainty as to whether LIBOR will continue to be quoted, if LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, the interest rates on this indebtedness may increase substantially from those we have previously experienced. Further, our revolving credit facility contains provisions specifying that, if LIBOR is no longer available and the condition is unlikely to be temporary, then we and the lenders can establish an alternative benchmark rate for indebtedness under our revolving credit facility. Any such alternative benchmark rate would give due consideration to prevailing market convention for determining rates for syndicated loans in the United States. At this point it is not clear what, if any, alternative benchmark measure may be adopted in the marketplace generally to replace LIBOR should it cease to exist, however, any alternative benchmark rate could increase the interest expense we have historically realized on our indebtedness or realize on future indebtedness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The following table sets forth certain information regarding our furniture manufacturing plants, bedding facilities, fulfillment centers, service centers, warehouses, corporate management and call center facilities as of December 31, 2018:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Atlanta, Georgia	Aaron's, Inc.—Executive/Administrative Offices – Leased	72,000
Kennesaw, Georgia	Aaron's, Inc.—Administrative Offices – Leased	115,000
Draper, Utah	Progressive Leasing—Corporate Management/Call Center – Leased	148,000
Glendale, Arizona	Progressive Leasing—Corporate Management/Call Center – Leased	69,000
Cairo, Georgia	Aaron's Business—Furniture Manufacturing – Owned	300,000
Cairo, Georgia	Aaron's Business—Furniture Manufacturing – Owned	147,000
Cairo, Georgia	Aaron's Business—Furniture Parts Warehouse – Leased	111,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	81,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	48,000
Coolidge, Georgia	Aaron's Business—Furniture Manufacturing – Owned	41,000
Coolidge, Georgia	Aaron's Business—Administration and Showroom – Owned	10,000
Lewisberry, Pennsylvania	Aaron's Business—Bedding Manufacturing – Leased	25,000
Fairburn, Georgia	Aaron's Business—Bedding Manufacturing – Leased	57,000
Sugarland, Texas	Aaron's Business—Bedding Manufacturing – Owned	23,000
Auburndale, Florida	Aaron's Business—Bedding Manufacturing – Leased	20,000
Kansas City, Kansas	Aaron's Business—Bedding Manufacturing – Leased	13,000
Phoenix, Arizona	Aaron's Business—Bedding Manufacturing – Leased	24,000
Plainfield, Indiana	Aaron's Business—Bedding Manufacturing – Leased	40,000
Auburndale, Florida	Aaron's Business—Fulfillment Center – Leased	131,000
Belcamp, Maryland	Aaron's Business—Fulfillment Center – Leased	95,000
Obetz, Ohio	Aaron's Business—Fulfillment Center – Leased	91,000
Dallas, Texas	Aaron's Business—Fulfillment Center – Leased	133,000
Fairburn, Georgia	Aaron's Business—Fulfillment Center – Leased	115,000
Sugarland, Texas	Aaron's Business—Fulfillment Center – Owned	135,000
Huntersville, North Carolina	Aaron's Business—Fulfillment Center – Leased	206,000
LaVergne, Tennessee	Aaron's Business—Fulfillment Center – Leased	100,000
Oklahoma City, Oklahoma	Aaron's Business—Fulfillment Center – Leased	130,000
Phoenix, Arizona	Aaron's Business—Fulfillment Center – Leased	107,000
Magnolia, Mississippi	Aaron's Business—Fulfillment Center – Leased	125,000
Plainfield, Indiana	Aaron's Business—Fulfillment Center – Leased	156,000
Portland, Oregon	Aaron's Business—Fulfillment Center – Leased	98,000
Westfield, Massachusetts	Aaron's Business—Fulfillment Center – Leased	131,000
Kansas City, Kansas	Aaron's Business—Fulfillment Center – Leased	103,000
Cheswick, Pennsylvania	Aaron's Business—Fulfillment Center – Leased	126,000

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Auburndale, Florida	Aaron's Business—Service Center – Leased	7,000
Belcamp, Maryland	Aaron's Business—Service Center – Leased	5,000
Cheswick, Pennsylvania	Aaron's Business—Service Center – Leased	10,000
Fairburn, Georgia	Aaron's Business—Service Center – Leased	10,000
Grand Prairie, Texas	Aaron's Business—Service Center – Leased	7,000
Hartford, Connecticut	Aaron's Business—Service Center – Leased	9,000
Houston, Texas	Aaron's Business—Service Center – Leased	20,000
Huntersville, North Carolina	Aaron's Business—Service Center – Leased	18,000
Kansas City, Kansas	Aaron's Business—Service Center – Leased	8,000
Obetz, Ohio	Aaron's Business—Service Center – Leased	7,000
Oklahoma City, Oklahoma	Aaron's Business—Service Center – Leased	10,000
Phoenix, Arizona	Aaron's Business—Service Center – Leased	7,000
Plainfield, Indiana	Aaron's Business—Service Center – Leased	13,000
Ridgeland, Mississippi	Aaron's Business—Service Center – Leased	10,000
South Madison, Tennessee	Aaron's Business—Service Center – Leased	23,000
Draper, Utah	DAMI—Corporate Management/Call Center – Leased	25,000
Fayetteville, Arkansas	DAMI—Corporate Management – Leased	7,000
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
The number of shareholders of record of the Company's common stock at February 8, 2019 was 151. The closing price for the common stock at February 8, 2019 was $49.93.
The following table shows the range of high and low sales prices per share for the Company's common stock and the quarterly cash dividends declared per share for the periods indicated.

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2018
First Quarter	$49.77	$36.20	$0.0300
Second Quarter	48.97	38.77	0.0300
Third Quarter	56.00	41.73	0.0300
Fourth Quarter	54.71	39.28	0.0350

Common Stock	High	Low	Cash Dividends Per Share
Year Ended December 31, 2017
First Quarter	$32.88	$26.12	$0.0275
Second Quarter	40.33	29.05	0.0275
Third Quarter	48.22	37.14	0.0275
Fourth Quarter	45.06	34.29	0.0300
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
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2018 through October 31, 2018	69,049	47.09	69,049	396,745,397
November 1, 2018 through November 30, 2018	949,897	49.24	949,897	349,976,362
December 1, 2018 through December 31, 2018	430,000	43.51	430,000	331,265,263
Total	1,448,946		1,448,946
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
Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among Aaron's, Inc., the S&P Midcap 400 Index, and S&P 400 Retailing Index
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index and the S&P 400 Retailing Index.

December 31,	2013	2014	2015	2016	2017	2018
Aaron's, Inc.	$100.00	$104.29	$76.62	$109.90	$137.33	$145.31
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
S&P 400 Retailing Index	100.00	112.56	92.64	92.30	92.53	86.28

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron's, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2018. This historical information may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended December 31,
(Dollar Amounts in Thousands, Except Per Share Data)	2018	2017	2016	2015	2014
OPERATING RESULTS
Revenues:
Lease Revenues and Fees	$3,506,418	$3,000,231	$2,780,824	$2,684,184	$2,221,574
Retail Sales	31,271	27,465	29,418	32,872	38,360
Non-Retail Sales	207,262	270,253	309,446	390,137	363,355
Franchise Royalties and Fees	44,815	48,278	58,350	63,507	65,902
Interest and Fees on Loans Receivable	37,318	34,925	24,080	2,845	—
Other	1,839	2,556	5,598	6,211	5,842
	3,828,923	3,383,708	3,207,716	3,179,756	2,695,033
Costs and Expenses:
Depreciation of Lease Merchandise	1,727,904	1,448,631	1,304,295	1,212,644	932,634
Retail Cost of Sales	19,819	17,578	18,580	21,040	24,541
Non-Retail Cost of Sales	174,180	241,356	276,608	351,777	330,057
Operating Expenses	1,618,423	1,403,985	1,351,785	1,357,030	1,231,801
Financial Advisory and Legal Costs	—	—	—	—	13,661
Restructuring Expenses	1,105	17,994	20,218	—	9,140
Retirement and Vacation Charges	—	—	—	—	9,094
Progressive-Related Transaction Costs	—	—	—	—	6,638
Legal and Regulatory Income	—	—	—	—	(1,200)
Other Operating (Income) Expense	(2,116)	(535)	(6,446)	1,324	(1,176)
	3,539,315	3,129,009	2,965,040	2,943,815	2,555,190
Operating Profit	289,608	254,699	242,676	235,941	139,843
Interest Income	454	1,835	2,699	2,185	2,921
Interest Expense	(16,440)	(20,538)	(23,390)	(23,339)	(19,215)
Impairment of Investment	(20,098)	—	—	—	—
Other Non-Operating (Expense) Income, Net	(1,320)	3,581	(3,563)	(1,667)	(1,845)
Earnings Before Income Tax Expense (Benefit)	252,204	239,577	218,422	213,120	121,704
Income Tax Expense (Benefit)	55,994	(52,959)	79,139	77,411	43,471
Net Earnings	$196,210	$292,536	$139,283	$135,709	$78,233

Earnings Per Share	$2.84	$4.13	$1.93	$1.87	$1.08
Earnings Per Share Assuming Dilution	2.78	4.06	1.91	1.86	1.08
Cash Dividends Per Share	$0.1250	$0.1125	$0.1025	$0.0940	$0.0860
FINANCIAL POSITION
Lease Merchandise, Net	$1,318,470	$1,152,135	$999,381	$1,138,938	$1,087,032
Property, Plant and Equipment, Net	229,492	207,687	211,271	225,836	219,417
Total Assets	2,826,692	2,692,264	2,615,736	2,698,488	2,456,844
Debt	424,752	368,798	497,829	606,746	606,082
Shareholders' Equity	1,760,708	1,728,004	1,481,598	1,366,618	1,223,521
AT YEAR END (unaudited)
Stores Open:
Company-operated	1,312	1,175	1,165	1,305	1,326
Franchised	377	551	699	734	782
Lease Agreements in Effect[1]	2,463,400	2,263,200	2,104,700	2,164,200	2,111,800
Progressive Leasing Invoice Volume[2]	1,429,550	1,160,732	884,812	780,038	471,902
Number of Employees[1]	11,800	11,900	11,500	12,700	12,400
1 Excludes Franchised operations
2 Progressive Leasing was acquired on April 14, 2014. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
Aaron’s, Inc. ("we," "our," "us," or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of December 31, 2018, the Company’s operating segments are Progressive Leasing, Aaron’s Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through more than 24,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Aaron’s Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through its Company-operated stores in the United States and Canada as well as through its e-commerce platform, Aarons.com. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment also includes the operations of Woodhaven, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
DAMI partners with merchants to provide a variety of revolving credit products originated through two third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•	Improve Aaron’s Business profitability;

•	Accelerate our omnichannel platform;

•	Strengthen relationships of Progressive Leasing current retail and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners; and

•	Champion compliance.
During 2017 and 2018, the Company acquired substantially all of the assets of the store operations of 111 and 152 Aaron's-branded franchised stores, respectively. The acquisitions are benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale.
We continue to execute on various Aaron's Business store optimization initiatives, including strategic store consolidations. As a result of these store optimization initiatives and other cost-reduction initiatives, the Company closed and consolidated 139 underperforming Company-operated stores throughout 2016, 2017 and 2018. In January 2019, the Company announced plans to close and consolidate approximately 85 additional Company-operated stores during 2019.

Highlights
The following summarizes significant highlights from 2018:

•
The Company acquired substantially all of the assets of the store operations of 13 franchisees, adding 152 Aaron's-branded stores to our portfolio of Company-operated stores, for an aggregated consideration of $195.4 million.

•	The Company reported record revenues of $3.8 billion in 2018 compared to $3.4 billion in 2017. Earnings before income taxes increased to a record $252.2 million compared to $239.6 million in 2017.

•
Progressive Leasing achieved record revenues of nearly $2.0 billion in 2018, an increase of 27.6% over 2017. Progressive Leasing’s revenue growth is due to a 23.2% increase in total invoice volume, which was generated through an increase in invoice volume per active door. Progressive Leasing's earnings before income taxes increased to $175.0 million compared to $140.2 million in 2017, due mainly to its higher revenue.

•
Aaron’s Business revenues increased to $1.79 billion in 2018 compared to $1.78 billion in 2017. Aaron's Business lease revenue and fees increased due to the acquisitions of various franchisees during 2017 and 2018, partially offset by declines in non-retail sales to our franchisees and a 1.5% decrease in same store sales. Earnings before income taxes decreased to $84.7 million in 2018 compared to $110.6 million in 2017, primarily due to the $20.1 million impairment of our investment in PerfectHome, a rent-to-own company in the United Kingdom.

•
The Company generated cash from operating activities of $356.5 million in 2018 compared to $159.1 million in 2017. The increase in net cash from operating activities was impacted by net income tax refunds received of $63.8 million during 2018 compared to net income tax payments made of $98.3 million in 2017. The Company ended 2018 with $15.3 million in cash and $373.0 million available on our revolving credit facility.

•
The Company returned $175.0 million to our shareholders in 2018 through the repurchase of 3.7 million shares and the payment of our quarterly cash dividends, which we have paid for 31 consecutive years.

Key Metrics
Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Year Ended December 31 (In Thousands)	2018	2017	2016
Progressive Leasing Invoice Volume	$1,429,550	$1,160,732	$884,812
Active Doors. Progressive Leasing active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing twelve-month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing twelve-month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at December 31	2018	2017	2016
Progressive Leasing Active Doors	24,198	26,861	21,840

The Company’s franchised and Company-operated store activity (unaudited) is summarized as follows:

	2018	2017	2016
Company-operated Aaron’s stores
Company-operated Aaron’s stores open at January 1,	1,175	1,165	1,223
Opened	—	—	—
Added through acquisition	152	110	16
Closed, sold or merged	(15)	(100)	(74)
Company-operated Aaron’s stores open at December 31,	1,312	1,175	1,165

Franchised stores
Franchised stores open at January 1,	551	699	734
Opened	2	1	1
Purchased from the Company	—	—	—
Purchased by the Company	(152)	(111)	(16)
Closed, sold or merged	(24)	(38)	(20)
Franchised stores open at December 31,	377	551	699
In May 2016, we sold our 82 Company-operated HomeSmart stores.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron’s Business. For the year ended December 31, 2018, we calculated this amount by comparing revenues for the year ended December 31, 2018 to revenues for the year ended December 31, 2017 for all stores open for the entire 24-month period ended December 31, 2018, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues declined by 1.5% during the 24-month period ended December 31, 2018.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2018 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees include all revenues derived from lease agreements at retail locations serviced by Progressive Leasing and the Aaron's Business Company-operated stores and e-commerce platform. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated since the DAMI acquisition, as well as the accretion of the discount on loans acquired in the acquisition. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by Progressive Leasing and our Company-operated Aaron's stores and through our e-commerce platform.
Retail Cost of Sales. Retail cost of sales represents the depreciated cost of merchandise sold through our Company-operated stores.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, Progressive Leasing bad debt expense, shipping and handling, advertising and marketing, the provision for loan losses, intangible asset amortization expense, software licensing expense and third-party consulting expense, among other expenses.

Restructuring Expenses, Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business, home office and field support functions. Restructuring charges, net are comprised principally of closed store contractual lease obligations, the write-off and impairment of store property, plant and equipment and related workforce reductions, and reversals of previously recorded restructuring charges.
Other Operating Income. Other operating income consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment.
Interest Expense. Interest expense consists of interest incurred on fixed and variable rate debt.
Impairment of Investment. Impairment of investment consists of an other-than-temporary loss to fully impair the Company's investment in PerfectHome.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan.

Results of Operations
Results of Operations – Years Ended December 31, 2018, 2017 and 2016

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In Thousands)	2018	2017	2016	$	%	$	%
REVENUES:
Lease Revenues and Fees	$3,506,418	$3,000,231	$2,780,824	$506,187	16.9%	$219,407	7.9%
Retail Sales	31,271	27,465	29,418	3,806	13.9	(1,953)	(6.6)
Non-Retail Sales	207,262	270,253	309,446	(62,991)	(23.3)	(39,193)	(12.7)
Franchise Royalties and Fees	44,815	48,278	58,350	(3,463)	(7.2)	(10,072)	(17.3)
Interest and Fees on Loans Receivable	37,318	34,925	24,080	2,393	6.9	10,845	45.0
Other	1,839	2,556	5,598	(717)	(28.1)	(3,042)	(54.3)
	3,828,923	3,383,708	3,207,716	445,215	13.2	175,992	5.5
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,727,904	1,448,631	1,304,295	279,273	19.3	144,336	11.1
Retail Cost of Sales	19,819	17,578	18,580	2,241	12.7	(1,002)	(5.4)
Non-Retail Cost of Sales	174,180	241,356	276,608	(67,176)	(27.8)	(35,252)	(12.7)
Operating Expenses	1,618,423	1,403,985	1,351,785	214,438	15.3	52,200	3.9
Restructuring Expenses	1,105	17,994	20,218	(16,889)	(93.9)	(2,224)	(11.0)
Other Operating Income	(2,116)	(535)	(6,446)	1,581	nmf	(5,911)	(91.7)
	3,539,315	3,129,009	2,965,040	410,306	13.1	163,969	5.5

OPERATING PROFIT	289,608	254,699	242,676	34,909	13.7	12,023	5.0
Interest Income	454	1,835	2,699	(1,381)	(75.3)	(864)	(32.0)
Interest Expense	(16,440)	(20,538)	(23,390)	(4,098)	(20.0)	(2,852)	(12.2)
Impairment of Investment	(20,098)	—	—	20,098	nmf	—	—
Other Non-Operating (Expense) Income, Net	(1,320)	3,581	(3,563)	(4,901)	nmf	(7,144)	nmf

EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT)	252,204	239,577	218,422	12,627	5.3	21,155	9.7

INCOME TAX EXPENSE (BENEFIT)	55,994	(52,959)	79,139	108,953	nmf	(132,098)	nmf

NET EARNINGS	$196,210	$292,536	$139,283	$(96,326)	(32.9)%	$153,253	110.0%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In Thousands)	2018	2017	2016	$	%	$	%
REVENUES:
Progressive Leasing[1]	$1,998,981	$1,566,413	$1,237,597	$432,568	27.6%	$328,816	26.6%
Aaron’s Business[2]	1,792,624	1,782,370	1,946,039	10,254	0.6	(163,669)	(8.4)
DAMI[3]	37,318	34,925	24,080	2,393	6.9	10,845	45.0
Total Revenues from External Customers	$3,828,923	$3,383,708	$3,207,716	$445,215	13.2%	$175,992	5.5%
[1] Segment revenue consists of lease revenues and fees.
[2] Segment revenue principally consists of lease revenues and fees, retail sales, non-retail sales and franchise royalties and fees.
[3] Segment revenue consists of interest and fees on loans receivable, and excludes the effect of interest expense.
Refer to Note 13 to our consolidated financial statements for additional disaggregated revenue by segment disclosures.
Year Ended December 31, 2018 Versus Year Ended December 31, 2017
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an annualized 23.2% increase in total invoice volume, which was driven mainly by an increase in invoice volume per active door.
Aaron’s Business. Aaron’s Business segment revenues increased primarily due to a $73.6 million increase in lease revenues and fees as a result of the net addition of 147 Company-operated stores during the 24-month period ended December 31, 2018. This increase was partially offset by a 1.5% decrease in same store sales and a $63.0 million decrease in non-retail sales due to the net reduction of 322 franchised stores during the 24-month period ended December 31, 2018, primarily resulting from the Company's acquisition of various franchisees, and from decreasing demand for product by franchisees. Franchise royalties and fees decreased $3.5 million due to the acquisitions of franchisees discussed above, partially offset by an increase of $8.6 million related primarily to the new presentation of advertising fees charged to franchisees to be reported as revenue in the consolidated statements of earnings as a result of our adoption of ASU 2014-09, Revenue from Contracts with Customers ("Topic 606") on January 1, 2018, rather than the 2017 presentation as a reduction to operating expenses. The acquisitions of various franchisees during 2017 and 2018 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the year ended December 31, 2018 as compared to the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI’s post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of outstanding loans originated since the acquisition was $90.4 million at December 31, 2018 compared to $89.7 million at December 31, 2017.
Year Ended December 31, 2017 Versus Year Ended December 31, 2016
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an annualized 31.2% increase in total invoice volume, which was driven by a 23.0% growth in active doors.
Aaron’s Business. Aaron’s Business segment revenues decreased primarily due to a $109.4 million decrease in lease revenues and fees and a $39.2 million decrease in non-retail sales. Lease revenues and fees decreased primarily due to a 7.0% decrease in same store revenues and the net reduction of 130 Company-operated stores during the 24-month period ended December 31, 2017, including the sale of 82 HomeSmart stores in May 2016. The decrease in non-retail sales was mainly due to decreasing demand for product by franchisees as a result of the net reduction of 183 franchised stores, which includes the Company's acquisition of its largest franchisee, during the 24-month period ended December 31, 2017. The franchisee acquisition during 2017 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the year ended December 31, 2017 as compared to the prior year.
DAMI. DAMI segment revenues increased due to higher interest and fee revenue recognized as a result of the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 DAMI acquisition. The balance of outstanding loans originated since the acquisition was $89.7 million at December 31, 2017 compared to $64.8 million at December 31, 2016.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In Thousands)	2018	2017	2016	$	%	$	%
Personnel Costs	$664,412	$615,378	$611,113	$49,034	8.0%	$4,265	0.7%
Occupancy Costs	223,304	199,638	208,712	23,666	11.9	(9,074)	(4.3)
Provision for Lease Merchandise Write-Offs	192,317	145,460	134,104	46,857	32.2	11,356	8.5
Bad Debt Expense	227,960	170,574	128,333	57,386	33.6	42,241	32.9
Shipping and Handling	75,211	67,299	69,939	7,912	11.8	(2,640)	(3.8)
Advertising	37,718	34,026	40,823	3,692	10.9	(6,797)	(16.6)
Provision for Loan Losses	21,063	20,973	11,251	90	0.4	9,722	86.4
Intangible Amortization	32,985	27,477	28,776	5,508	20.0	(1,299)	(4.5)
Other Operating Expenses	143,453	123,160	118,734	20,293	16.5	4,426	3.7
Operating Expenses	$1,618,423	$1,403,985	$1,351,785	$214,438	15.3%	$52,200	3.9%
Year Ended December 31, 2018 Versus Year Ended December 31, 2017
As a percentage of total revenues, operating expenses increased to 42.3% in 2018 from 41.5% in 2017.
Personnel costs increased by $27.8 million in our Aaron's Business segment and $19.8 million at our Progressive Leasing segment. The increase in personnel costs is primarily the result of increased labor costs in the Aaron's Business Company-operated stores due to the acquisitions of 111 franchised stores during 2017 and 152 franchised stores during 2018, the growth of Progressive Leasing, and hiring to support Aaron's Business strategic operating and business improvement initiatives, partially offset by the closure and merger of underperforming stores and a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and 2018.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during 2018 due primarily to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 6.2% in 2018 from 5.5% in 2017 due to an expected shift in Progressive Leasing's portfolio mix. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron’s Business increased to 4.6% in 2018 compared to 4.2% in 2017.
Bad debt expense increased primarily due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing’s bad debt expense as a percentage of Progressive Leasing’s revenues increased to 11.4% in 2018 compared to 10.9% in 2017 due primarily to an expected shift in the portfolio mix.
Shipping and handling expense increased due to a shortage of trucking labor in relation to marketplace demand and higher fuel costs.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisitions of 111 franchised stores during 2017 and 152 franchised stores during 2018.
Other operating expenses increased due to higher third-party consulting costs, legal expenses and software licensing expense.
Year Ended December 31, 2017 Versus Year Ended December 31, 2016
As a percentage of total revenues, operating expense decreased to 41.5% during 2017 from 42.1% in 2016.
Personnel costs increased primarily due to a $23.7 million increase at Progressive Leasing offset by a $21.0 million decrease at the Aaron's Business. The net increase in personnel costs in 2017 was the result of hiring to support the growth of Progressive Leasing, the acquisition of our largest franchisee in July 2017 and higher stock-based compensation expense, partially offset by a reduction of home office and field support staff from our Aaron's Business restructuring programs in 2017 and additional charges incurred in 2016 related to the retirement of the Company's former Chief Financial Officer.

Occupancy costs decreased primarily due to the net reduction of 130 Company-operated stores during the 24-month period ended December 31, 2017. The occupancy costs were impacted by the closure and consolidation of our stores from our Aaron's Business restructuring programs, partially offset by the addition of stores from the acquisition of our largest franchisee in July 2017.
The provision for lease merchandise write-offs increased during 2017 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment decreased to 5.5% in 2017 compared to 5.7% in 2016 due to continued operational improvements and enhancements to the lease decisioning process. This was partially offset by damaged inventory written off, net of probable insurance recoveries, and higher estimated inventory charge-offs caused by Hurricanes Harvey and Irma. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron’s Business increased slightly to 4.2% in 2017 from 4.1% in 2016 due to higher lease merchandise write-offs caused by the Hurricanes.
Bad debt expense increased by $42.2 million during 2017 primarily due to the increase in invoice volume from Progressive Leasing as discussed above. Progressive Leasing’s bad debt expense as a percentage of Progressive Leasing’s revenues increased to 10.9% in 2017 compared to 10.3% in 2016 due primarily to an expected shift in the portfolio mix, as well as higher bad debt expense from customers impacted by Hurricanes Harvey and Irma.
The provision for loan losses increased during 2017 due to the growth of DAMI's post-acquisition loan portfolio subsequent to the October 15, 2015 acquisition of DAMI.
Other operating expenses increased primarily due to higher third-party consulting costs related to various Aaron's Business strategic operating initiatives as well as transaction costs incurred related to the acquisition of SEI.
Other Costs and Expenses
Year Ended December 31, 2018 Versus Year Ended December 31, 2017
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 49.3% from 48.3% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 61.0% in 2018 from 60.6% in 2017 due to an increase in revenue from customer early buyouts, which has a lower margin, year over year. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.8% in 2018 from 34.8% in 2017, which was primarily driven by changes in merchandising and pricing strategies in 2018 compared to the prior year period.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 63.4% from 64.0% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 84.0% from 89.3% primarily due to lower inventory purchase cost during 2018 as compared to 2017.
Restructuring Expenses, Net. In connection with the announced closure and consolidation of underperforming Company-operated stores and workforce reductions in our field support operations, net restructuring charges of $1.1 million were incurred during the year ended December 31, 2018. The charges are primarily comprised of $2.1 million related to changes in estimates to the Aaron’s store contractual lease obligations for closed stores and $0.6 million related to workforce reductions, partially offset by $1.2 million in reversals of previously recorded restructuring charges and gains of $0.4 million from the sale of store properties. The Company does not expect to incur any additional material charges in 2019 or future years under the 2017 and 2016 restructuring programs. However, this estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords. In January 2019, the Company announced plans to close and consolidate approximately 85 underperforming Company-operated stores during 2019, which is estimated to result in $12 million to $15 million of additional restructuring expenses primarily in 2019.

Year Ended December 31, 2017 Versus Year Ended December 31, 2016
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 48.3% in 2017 from 46.9% in 2016, primarily due to a shift in product mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 60.6% in 2017 from 60.2% in 2016 due to an increase in revenue from early buyouts, which has a lower margin, year over year. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 34.8% in 2017 from 36.2% in 2016, which was primarily driven by less promotional pricing in 2017 and a favorable revenue mix shift from lower-margin early payout revenue to higher-margin lease revenue year over year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.0% from 63.2% primarily due to higher inventory purchase cost during 2017 as compared to 2016.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales remained consistent at approximately 89% in both periods.
Restructuring Expenses, Net. In connection with the announced closure and consolidation of underperforming Company-operated stores and workforce reductions in our home office and field support operations, charges of $18.0 million were incurred during the year ended December 31, 2017. The charges are comprised of $13.4 million related to Aaron’s Business store contractual lease obligations for closed stores, $3.2 million related to workforce reductions, and $1.4 million primarily related to the write-down to fair value, less estimated selling costs, of land and buildings from stores closed under the restructuring program and impairment of Aaron’s Business store property, plant and equipment.
Other Operating Income
Information about the components of other operating income is as follows:

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In Thousands)	2018	2017	2016	$	%	$	%
Net gains on sales of stores	$(185)	$(743)	$(126)	$558	(75.1)%	$(617)	489.7%
Net gains on sales of delivery vehicles	(722)	(937)	(1,319)	215	(22.9)	382	(29.0)
Gains on insurance recoveries	(1,094)	—	—	(1,094)	nmf	—	—
Net (gains) losses and impairment charges on asset dispositions and assets held for sale	(115)	1,145	(5,001)	(1,260)	110.0	6,146	(122.9)
Other Operating Income	$(2,116)	$(535)	$(6,446)	$(1,581)	295.5%	$5,911	(91.7)%
nmf—Calculation is not meaningful
In 2018, other operating income, net of $2.1 million included gains on insurance recoveries of $1.1 million related primarily to damages the Company incurred in 2017 from hurricanes and a gain of $0.8 million related to the sale of DAMI's former corporate office building.
In 2016, other operating income, net of $6.4 million included a gain of $11.1 million related to the sale of the Company’s former corporate headquarters building in January 2016, partially offset by a loss and other charges related to the sale of HomeSmart of $5.4 million.
Operating Profit
Interest income. Interest income decreased to $0.5 million in 2018 from $1.8 million in 2017 and $2.7 million in 2016 primarily due to the discontinuation of accruing interest income related to the PerfectHome Notes effective April 1, 2017. Interest income in 2018 was also negatively impacted by lower cash and cash equivalent balances throughout 2018, while interest income in 2017 benefited from higher cash and cash equivalent balances throughout 2017.
Interest expense. Interest expense decreased to $16.4 million in 2018 from $20.5 million in 2017 and $23.4 million in 2016 due primarily to an average lower outstanding debt balance throughout 2018 and 2017.

Impairment of investment. During the year ended December 31, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome, a rent-to-own company in the United Kingdom. During the second quarter of 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. Additionally, the senior lender notified PerfectHome in May 2018 of its intent to exercise remedies available under its credit documentation, which included the right to call its outstanding debt. Furthermore, the U.K. governing authority for rent-to-own companies, the Financial Conduct Authority, proposed new regulatory measures which could adversely affect PerfectHome's business. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company believes it will not receive any further payments on its subordinated secured Notes.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Included in other non-operating (expense) income, net were foreign currency remeasurement losses of $0.1 million and $3.7 million during 2018 and 2016, respectively, and gains of $2.1 million during 2017. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $1.2 million during 2018 and net gains of $1.5 million and $0.2 million during 2017 and 2016, respectively.
Earnings (Loss) Before Income Taxes
Information about our earnings (loss) before income tax (benefit) expense by reportable segment is as follows:

				Change
	Year Ended December 31,			2018 vs. 2017		2017 vs. 2016
(In Thousands)	2018	2017	2016	$	%	$	%
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT):
Progressive Leasing	$175,015	$140,224	$104,686	$34,791	24.8%	$35,538	33.9%
Aaron’s Business	84,683	110,642	123,009	(25,959)	(23.5)	(12,367)	(10.1)
DAMI	(7,494)	(11,289)	(9,273)	3,795	33.6	(2,016)	(21.7)
Total Earnings Before Income Tax Expense (Benefit)	$252,204	$239,577	$218,422	$12,627	5.3%	$21,155	9.7%
The factors impacting the change in earnings (loss) before income tax expense (benefit) are discussed above.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $56.0 million for 2018, which resulted in an effective tax rate of 22.2%. The Company recorded a net income tax benefit of $53.0 million for 2017, which was the result of the Tax Act signed into law on December 22, 2017. The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. During the three months ended December 31, 2017, the Company recorded a net non-cash provisional income tax benefit of $137.0 million related to the Tax Act, which is comprised of an estimated $140.0 million remeasurement of deferred tax liabilities at the lower tax rates, partially offset by an estimated $3.0 million from the loss of the manufacturing deduction and other impacts. The impact of the tax adjustments recorded in 2018 for the finalization of the Tax Act analysis was immaterial. The Company recorded income tax expense of $79.1 million for 2016, which resulted in an effective tax rate of 36.2%. The decline in the effective tax rate since 2016 is primarily the result of the lower U.S. corporate tax rate enacted within the Tax Act.

Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2017 to December 31, 2018, include:

•
Cash and cash equivalents decreased $35.8 million to $15.3 million at December 31, 2018 primarily due to cash used to fund the 2018 franchisee acquisitions as discussed in Note 2 to these consolidated financial statements, scheduled repayments of the Company's unsecured notes and credit facilities, and the return of $175.0 million to shareholders in the form of share repurchases and cash dividends. This was partially offset by $356.5 million of cash inflows from operating activities and cash inflows from the October 2018 amendment of the Company's term loan facility, resulting in an increase of the term loan facility to $225.0 million from the $87.5 million remaining principal outstanding. For additional information, refer to the "Liquidity and Capital Resources" section below.

•	Investments declined due to the full impairment of the PerfectHome Notes as discussed in Note 1 to these consolidated financial statements.

•
Lease merchandise increased $166.3 million due primarily to an increase in lease merchandise in our Aaron's Business as a result of the 2018 franchisee acquisitions as well as increases in lease merchandise at Progressive Leasing to support higher invoice volume.

•	Goodwill increased $110.2 million due primarily to goodwill recorded as a result of the franchisee acquisitions executed during 2018.

•	Income tax receivable decreased $70.9 million to $29.1 million due to outstanding income tax refunds as of December 31, 2017 as a result of the Tax Act, which were subsequently received in 2018.

•
Debt increased $56.0 million to $424.8 million at December 31, 2018 due primarily to $137.5 million of additional borrowings on the refinanced term loan in October 2018 and $16.0 million in revolving borrowings during the year ended December 31, 2018, partially offset by scheduled repayments of $85.0 million on the Company’s unsecured notes and $10.0 million on the Company's term loan facility. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As we continue to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment; (ii) expenditures for acquisitions, including franchisee acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for DAMI; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt; and

•	stock offerings.
As of December 31, 2018, the Company had $15.3 million of cash and $373.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $356.5 million, $159.1 million and $467.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.
The $197.4 million increase in operating cash flows in 2018 as compared to 2017 was primarily driven by net tax refunds of $63.8 million during the year ended December 31, 2018 compared to net tax payments of $98.3 million during the year ended December 31, 2017. The Tax Act changed previous tax laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017. As a result of the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments throughout 2017 and therefore qualified for and received a refund related to 2017 income tax payments during the year ended December 31, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2018.
The $308.1 million decrease in operating cash flows in 2017 as compared to 2016 was driven partially by an increase in purchases of lease merchandise for Progressive Leasing during the year ended December 31, 2017 relative to the same period in 2016 due to continuing invoice volume growth. Additionally, the Company made net tax payments of $98.3 million during the year ended December 31, 2017 compared to net tax refunds of $54.3 million during the year ended December 31, 2016. The Protecting Americans from Tax Hikes Act ("the 2015 Act"), which was signed into law on December 18, 2015, extended 50% bonus depreciation and reauthorized work opportunity tax credits through the end of 2019. This act allowed us to qualify for and receive a refund related to 2015 income tax payments and to limit federal tax payments during the year ended December 31, 2016.
Cash Used in Investing Activities
Cash used in investing activities was $263.1 million, $205.3 million and $20.1 million during the years ended December 31, 2018, 2017, and 2016, respectively.
The $57.8 million increase in investing cash outflows in 2018 as compared to 2017 was primarily due to: (i) cash outflows of $189.8 million for the acquisitions of franchisees throughout 2018 as compared to cash outflows of approximately $140 million for the franchisee acquisition of SEI in July 2017 and (ii) $20.9 million higher cash outflows for purchases of property, plant and equipment; partially offset by $10.7 million lower net cash outflows for investments in DAMI loans receivable in 2018 as compared to 2017.
The $185.3 million increase in investing cash outflows in 2017 as compared to 2016 was primarily due to: (i) a $140 million cash outflow for the acquisition of SEI in July 2017; (ii) $10.2 million higher net cash outflows for investments in DAMI loans receivable in 2017 as compared to 2016; (iii) $35.0 million cash inflow related to the sale of the HomeSmart division in May 2016; and (iv) $13.6 million cash inflow from the sale of the Company’s former corporate headquarters building in January 2016; partially offset by $2.7 million of cash inflows in 2017 from our PerfectHome investment and $6.9 million of additional proceeds from the sale of other property, plant, and equipment in 2017 compared to 2016.

Cash Used in Financing Activities
Cash used in financing activities was $129.0 million, $211.4 million and $153.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
The $82.4 million decrease in financing cash outflows in 2018 as compared to 2017 was primarily due to net borrowings of $55.9 million in 2018 as compared to net repayments of outstanding debt of $135.0 million in 2017 partially offset by: (i) a $106.2 million increase in Company repurchases of outstanding common stock in 2018 compared to 2017 and (ii) an $11.2 million increase in cash payments to tax authorities for shares withheld from employees as part of our long-term incentive program in 2018 compared to 2017.
The $57.7 million increase in financing cash outflows in 2017 as compared to 2016 was primarily due to: (i) a $28.0 million increase in Company repurchases of outstanding common stock in 2017 compared to 2016 and (ii) a $25.4 million increase in the net repayments of outstanding debt in 2017 compared to 2016. During 2017, the Company made scheduled repayments of $85.0 million on unsecured notes, $15.0 million on the term loan facility, and paid $53.0 million to pay off the DAMI credit facility, partially offset by $15.6 million in borrowings from the refinanced term loan in September 2017.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the year ended December 31, 2018, the Company purchased 3,749,493 shares for $168.7 million. During the year ended December 31, 2017, the Company purchased 1,961,442 shares for $62.6 million. As of December 31, 2018, we have the authority to purchase additional shares up to our remaining authorization limit of $331.3 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 31 consecutive years. Our annual common stock dividend was $0.1250 per share, $0.1125 per share and $0.1025 per share in 2018, 2017 and 2016, respectively, and resulted in aggregate dividend payments of $6.2 million, $8.0 million and $7.4 million in 2018, 2017 and 2016, respectively. At its November 2018 meeting, our Board of Directors increased the quarterly dividend by 16.7%, raising it to $0.035 per share.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of December 31, 2018, $225.0 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of December 31, 2018 was $373.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
On October 23, 2018, the Company amended its second amended and restated revolving credit and term loan agreement (the "Amended Agreement") primarily to increase the term loan to $225.0 million from the $87.5 million remaining principal outstanding. The Company used the incremental borrowings for general corporate and working capital purposes and for the repayment of outstanding borrowings under the revolver. The maturity date for the $225.0 million term loan is September 18, 2022. The interest rate on the term loan remains unchanged. The Company also amended its franchise loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019.
As of December 31, 2018, the Company had outstanding $180.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017. During the year ended December 31, 2018, the Company repaid the remaining $25.0 million outstanding under its 3.95% senior unsecured notes originally issued in a private placement in July 2011.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at December 31, 2018 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2018, the Company received net income tax refunds of $63.8 million. During the year ended December 31, 2019, we do not anticipate making any cash payments for U.S. federal income taxes, and anticipate making estimated cash payments of $2.0 million for Canadian income taxes and $14.0 million for state income taxes.
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
We estimate the tax deferral associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $282.0 million as of December 31, 2018, of which approximately 87% is expected to reverse in 2019 and most of the remainder during 2020. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2018. During the year ended December 31, 2019, the Company estimates it will receive $18 million in U.S. federal income tax refunds.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating and capital leases which generally expire during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018 are shown in the table set forth below under "Contractual Obligations and Commitments."
As of December 31, 2018, the Company had three remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company occupies the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of $0.2 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC. In January 2018, the Company extended the lease agreements with an additional five-year term commencing at the expiration of the original lease agreements in November of 2019.
The Company also had five operating leases with the same LLC as of December 31, 2018. In December 2002, the Company sold ten properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. Upon the initial sale, no gain or loss was recognized related to the properties sold to the LLC and the leases were originally accounted for as capital leases in the Company's consolidated financial statements. In January 2018, the Company renewed the lease agreements to occupy the land and buildings collateralizing the borrowings under a range of five to eight-year term leases at an aggregate annual rental of approximately $0.3 million.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, which has a total maximum commitment amount of $55.0 million and a maturity date of October 23, 2019.
At December 31, 2018, the total amount that we might be obligated to repay in the event franchisees defaulted was $39.0 million, all of which would be due within the next twelve months. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.

Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2018:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Capital Leases	$421,000	$81,625	$165,000	$174,375	$—
Capital Leases	5,165	2,550	2,550	65	—
Interest Obligations	45,316	17,159	23,079	5,078	—
Operating Leases	456,852	113,393	175,267	97,631	70,561
Purchase Obligations	25,501	12,219	12,288	994	—
Severance and Retirement Obligations	1,036	975	46	15	—
Total Contractual Cash Obligations	$954,870	$227,921	$378,230	$278,158	$70,561
For future interest payments on variable-rate debt, which are based on the adjusted London Interbank Overnight (LIBO) rate plus a margin ranging from 1.25% to 2.25% or the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, as specified in the agreement, we used the variable rate in effect at December 31, 2018 to calculate these payments. Our variable rate debt at December 31, 2018 consisted of term loan borrowings under our revolving credit and term loan agreement. Future interest payments related to our revolving credit and term loan agreement are based on the borrowings outstanding at December 31, 2018 through the maturity date, assuming such borrowings are outstanding at that time. The variable rate for our term loan borrowings under the unsecured revolving credit and term loan agreement was 3.78% at December 31, 2018. Future interest payments may be different depending on future borrowing activity and interest rates.
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
Severance and retirement obligations represent primarily future severance payments to former employees under the Company's 2016 and 2017 restructuring programs as well as future payments to be made related to the retirement of a former executive officer.
Deferred income tax liabilities as of December 31, 2018 were approximately $267.5 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its DAMI business, has unfunded lending commitments totaling approximately $316.4 million and $354.5 million as of December 31, 2018 and 2017, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.5 million and $0.6 million as of December 31, 2018 and 2017, respectively.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company’s significant accounting policies, see Note 1 to these consolidated financial statements.
Revenue Recognition
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded in the statement of earnings net of related sales taxes as earned. Progressive Leasing revenues recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets. Aaron's Business lease payments are due in advance of when the lease revenues are earned. Lease revenues net of related sales taxes are recognized in the statement of earnings in the month they are earned. Aaron's Business lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2018 and 2017, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $74.6 million and $67.6 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts, based on historical collection rates, of $59.9 million and $47.3 million, respectively. For the year ended December 31, 2018 and years prior, the Aaron's Business segment recorded its provision for returns and uncollected payments as a reduction to lease revenue and fees in the consolidated statement of earnings. For the year ended December 31, 2018 and years prior, Progressive Leasing recorded bad debt charges within operating expenses in the consolidated statement of earnings.
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
DAMI recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectibility is reasonably assured. DAMI acquires loans receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI’s direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
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
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. We record a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. As of December 31, 2018 and 2017, the allowance for lease merchandise write-offs was $46.7 million and $35.6 million, respectively. The provision for lease merchandise write-offs was $192.3 million, $145.5 million and $134.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in operating expenses in the accompanying consolidated statements of earnings.

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
The Company performed a qualitative assessment to complete its indefinite-lived intangible asset impairment test as of October 1, 2018 and determined that no impairment had occurred.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2018
Goodwill	$733,170
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	175,600
Goodwill and Other Intangibles, Net	$961,770
Management has deemed its operating segments to be reporting units due to the fact that the components included in each operating segment have similar economic characteristics. As of December 31, 2018, the Company had three operating segments and reporting units: Progressive Leasing, Aaron’s Business, and DAMI. The following is a summary of the Company’s goodwill by reporting unit:

December 31,
(In Thousands)	2018
Aaron’s Business	$444,369
Progressive Leasing	288,801
Total	$733,170
The Company performs its annual goodwill impairment testing as of October 1 each year. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the current and projected operating results, the significance of the excess of the reporting unit’s estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. As of October 1, 2018, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing and Aaron's Business reporting units and concluded no indications of impairment existed.

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
The provision for loan losses was $21.1 million and $21.0 million for the years ended December 31, 2018 and 2017, respectively. The allowance for loan losses was $13.0 million and $11.5 million as of December 31, 2018 and 2017, respectively.
Leases and Closed Store Reserves
The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to approximately 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For operating leases which contain escalating payments, we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recognized on a straight-line basis over the lease term.
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. We record an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease receipts based upon historical experience. As of December 31, 2018 and 2017, our reserve for closed stores was $10.7 million and $15.7 million, respectively. Due to changes in market conditions, our estimates related to sublease receipts may change and, as a result, our actual liability may be more or less than the recorded amount. Excluding actual and estimated sublease receipts, our future obligations related to closed stores on an undiscounted basis were $23.7 million and $35.6 million as of December 31, 2018 and 2017, respectively.
Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience. Our gross estimated liability for workers compensation insurance claims, vehicle liability, and general liability was $39.7 million and $40.5 million at December 31, 2018 and 2017, respectively, which was recorded within accounts payable and accrued expenses in our consolidated balance sheets. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $24.9 million and $33.8 million at December 31, 2018 and 2017, respectively, which were recorded within prepaid expenses and other assets in our consolidated balance sheets.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2018.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2018, we had $180.0 million of senior unsecured notes outstanding at a weighted-average fixed rate of 4.75%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of December 31, 2018 consisted of $225.0 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBOR rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2018, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by $2.3 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aaron’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 14, 2019, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$15,278	$51,037
Investments	—	20,385
Accounts Receivable (net of allowances of $62,704 in 2018 and $46,946 in 2017)	98,159	99,887
Lease Merchandise (net of accumulated depreciation and allowances of $816,928 in 2018 and $760,722 in 2017)	1,318,470	1,152,135
Loans Receivable (net of allowances and unamortized fees of $19,941 in 2018 and $19,829 in 2017)	76,153	86,112
Property, Plant and Equipment, Net	229,492	207,687
Goodwill	733,170	622,948
Other Intangibles, Net	228,600	235,551
Income Tax Receivable	29,148	100,023
Prepaid Expenses and Other Assets	98,222	116,499
Total Assets	$2,826,692	$2,692,264
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$293,153	$304,810
Deferred Income Taxes Payable	267,500	222,592
Customer Deposits and Advance Payments	80,579	68,060
Debt	424,752	368,798
Total Liabilities	1,065,984	964,260
Commitments and Contingencies (Note 9)	—	—
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2018 and 2017; Shares Issued: 90,752,123 at December 31, 2018 and 2017	45,376	45,376
Additional Paid-in Capital	278,922	270,043
Retained Earnings	2,005,344	1,819,524
Accumulated Other Comprehensive Income (Loss)	(1,087)	774
	2,328,555	2,135,717
Less: Treasury Shares at Cost
Common Stock: 23,567,979 Shares at December 31, 2018 and 20,733,010 at December 31, 2017	(567,847)	(407,713)
Total Shareholders’ Equity	1,760,708	1,728,004
Total Liabilities & Shareholders’ Equity	$2,826,692	$2,692,264
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2018	2017	2016
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$3,506,418	$3,000,231	$2,780,824
Retail Sales	31,271	27,465	29,418
Non-Retail Sales	207,262	270,253	309,446
Franchise Royalties and Fees	44,815	48,278	58,350
Interest and Fees on Loans Receivable	37,318	34,925	24,080
Other	1,839	2,556	5,598
	3,828,923	3,383,708	3,207,716
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,727,904	1,448,631	1,304,295
Retail Cost of Sales	19,819	17,578	18,580
Non-Retail Cost of Sales	174,180	241,356	276,608
Operating Expenses	1,618,423	1,403,985	1,351,785
Restructuring Expenses, Net	1,105	17,994	20,218
Other Operating Income	(2,116)	(535)	(6,446)
	3,539,315	3,129,009	2,965,040
OPERATING PROFIT	289,608	254,699	242,676
Interest Income	454	1,835	2,699
Interest Expense	(16,440)	(20,538)	(23,390)
Impairment of Investment	(20,098)	—	—
Other Non-Operating (Expense) Income, Net	(1,320)	3,581	(3,563)
EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT)	252,204	239,577	218,422
INCOME TAX EXPENSE (BENEFIT)	55,994	(52,959)	79,139
NET EARNINGS	$196,210	$292,536	$139,283
EARNINGS PER SHARE	$2.84	$4.13	$1.93
EARNINGS PER SHARE ASSUMING DILUTION	$2.78	$4.06	$1.91
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Net Earnings	$196,210	$292,536	$139,283
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(1,861)	1,305	(14)
Total Other Comprehensive (Loss) Income	(1,861)	1,305	(14)
Comprehensive Income	$194,349	$293,841	$139,269
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2016	(18,152)	$(321,473)	$45,376	$240,112	$1,403,120	$(517)	$1,366,618
Cash Dividends, $0.1025 per share	—	—	—	—	(7,420)	—	(7,420)
Stock-Based Compensation	4	68	—	20,160	—	—	20,228
Reissued Shares	217	3,188	—	(5,760)	—	—	(2,572)
Repurchased Shares	(1,373)	(34,525)	—	—	—	—	(34,525)
Net Earnings	—	—	—	—	139,283	—	139,283
Foreign Currency Translation Adjustment	—	—	—	—	—	(14)	(14)
Balance, December 31, 2016	(19,304)	(352,742)	45,376	254,512	1,534,983	(531)	1,481,598
Cash Dividends, $0.1125 per share	—	—	—	—	(7,995)	—	(7,995)
Stock-Based Compensation	3	48	—	25,782	—	—	25,830
Reissued Shares	529	7,531	—	(10,251)	—	—	(2,720)
Repurchased Shares	(1,961)	(62,550)	—	—	—	—	(62,550)
Net Earnings	—	—	—	—	292,536	—	292,536
Foreign Currency Translation Adjustment	—	—	—	—	—	1,305	1,305
Balance, December 31, 2017	(20,733)	(407,713)	45,376	270,043	1,819,524	774	1,728,004
Opening Balance Sheet Adjustment - ASC 606	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.1250 per share	—	—	—	—	(8,661)	—	(8,661)
Stock-Based Compensation	—	—	—	26,852	—	—	26,852
Reissued Shares	915	8,601	—	(17,973)	—	—	(9,372)
Repurchased Shares	(3,750)	(168,735)	—	—	—	—	(168,735)
Net Earnings	—	—	—	—	196,210	—	196,210
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,861)	(1,861)
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$196,210	$292,536	$139,283
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,727,904	1,448,631	1,304,295
Other Depreciation and Amortization	94,150	82,572	82,378
Accounts Receivable Provision	268,088	203,389	167,923
Provision for Credit Losses on Loans Receivable	21,063	20,973	11,251
Stock-Based Compensation	28,182	27,400	21,470
Deferred Income Taxes	48,359	(59,201)	(35,162)
Impairment of Investment	20,098	—	—
Other Changes, Net	(2,198)	(3,964)	(2,751)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(2,234,646)	(1,976,012)	(1,615,064)
Book Value of Lease Merchandise Sold or Disposed	398,748	415,607	433,464
Accounts Receivable	(270,888)	(208,947)	(149,826)
Prepaid Expenses and Other Assets	5,903	2,711	1,229
Income Tax Receivable	70,875	(88,139)	167,290
Accounts Payable and Accrued Expenses	(20,367)	(2,736)	(49,186)
Accrued Litigation Expense	—	1,314	(4,737)
Customer Deposits and Advance Payments	5,017	3,001	(4,621)
Cash Provided by Operating Activities	356,498	159,135	467,236
INVESTING ACTIVITIES:
Investments in Loans Receivable	(64,914)	(77,951)	(72,897)
Proceeds from Loans Receivable	57,328	59,641	64,739
Proceeds from Investments	3,066	2,658	—
Outflows on Purchases of Property, Plant & Equipment	(78,845)	(57,973)	(57,453)
Proceeds from Property, Plant, and Equipment	9,191	12,705	19,393
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(189,901)	(145,558)	(9,762)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	942	1,141	35,899
Cash Used in Investing Activities	(263,133)	(205,337)	(20,081)
FINANCING ACTIVITIES:
Proceeds from Debt	240,800	27,875	98,928
Repayments on Debt	(184,883)	(162,910)	(208,607)
Acquisition of Treasury Stock	(168,735)	(62,550)	(34,525)
Dividends Paid	(6,243)	(7,962)	(7,420)
Issuance of Stock Under Stock Option Plans	7,975	3,457	550
Shares Withheld for Tax Payments	(17,347)	(6,177)	(2,457)
Debt Issuance Costs	(535)	(3,130)	(132)
Cash Used in Financing Activities	(128,968)	(211,397)	(153,663)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(156)	75	127
(Decrease) Increase in Cash and Cash Equivalents	(35,759)	(257,524)	293,619
Cash and Cash Equivalents at Beginning of Year	51,037	308,561	14,942
Cash and Cash Equivalents at End of Year	$15,278	$51,037	$308,561
Net Cash Paid (Received) During the Year:
Interest	$16,243	$20,492	$22,511
Income Taxes	$(63,829)	$98,296	$(54,258)
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions to individual consumers. As of December 31, 2018, the Company’s operating segments are Progressive Leasing, Aaron’s Business and Dent-A-Med, Inc. ("DAMI").
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
The following table presents invoice volume for Progressive Leasing:

For the Year Ended December 31 (Unaudited and In Thousands)	2018	2017	2016
Progressive Leasing Invoice Volume[1]	$1,429,550	$1,160,732	$884,812
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron’s Business segment offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company’s Aaron’s-branded stores in the United States and Canada and its e-commerce website. This operating segment also supports franchisees of its Aaron’s-branded stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
The Company acquired the Aaron's-branded store operations and related assets of 13 franchisees during the year ended December 31, 2018. On July 27, 2017, the Company acquired substantially all of the assets of the store operations of SEI/Aaron’s, Inc. ("SEI"), the Company’s largest franchisee at that time. Refer to Note 2 to these consolidated financial statements for additional discussion of franchisee acquisitions.
On May 13, 2016, the Company sold the 82 Company-operated HomeSmart stores and ceased operations of that segment. See the Assets Held for Sale section below for further discussion of the disposition.
The following table presents store count by ownership type for the Aaron’s Business operations:

Stores at December 31 (Unaudited)	2018	2017	2016
Company-operated Aaron's Branded Stores	1,312	1,175	1,165
Franchised Stores[1]	377	551	699
Systemwide Stores	1,689	1,726	1,864
1As of December 31, 2018, 2017 and 2016, the Company has awarded 388, 580 and 749 franchises, respectively.
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
All of the Company’s customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company’s consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
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
Franchise Royalties and Fees
The Company has no current plans to franchise additional Aaron's stores. Current franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections, which is recognized as the fees become due. The Company received a non-refundable initial franchise fee from current franchisees from $15,000 to $50,000 per store depending upon market size. Franchise fees and area development fees were generated from the sale of rights to develop, own and operate sales and lease ownership stores and pre-opening services provided by Aaron's to assist in the start-up operations of the stores. The Company considers the rights to the intellectual property and the pre-opening services to be a single performance obligation, resulting in the recognition of revenue ratably over time from the store opening date throughout the remainder of the franchise agreement term. The Company believes that this period of time is most representative of the time period in which the customer realizes the benefits of having the right to access the Company's intellectual property. The deferred revenue balance related to initial franchise fees was $1.4 million as of December 31, 2018 and is included in customer deposits and advance payments on the consolidated balance sheets. Revenue related to initial franchise fees recognized during the year ended December 31, 2018 was $1.4 million.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 9 of these consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees. Such fees are recognized at the time the advertising takes place and are presented as franchise royalties and fees in the Company's consolidated statements of earnings.
Initial direct costs related to the pre-opening services provided to franchisees are immaterial and are expensed as incurred. These expenses have been classified as operating expenses in the Company's consolidated statements of earnings.

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
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (e.g. DAMI) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is netted on the consolidated balance sheet in loans receivable.
The customer is typically required to make periodic minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 25% to 34.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectibility is reasonably assured. For credit cards that provide for deferred or reduced interest, if the balance is not paid off during the promotional period, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires or defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period.
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, the Company also may assess fees for service calls or for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees discussed are recognized as interest and fee revenue on loans receivable in the consolidated statements of earnings.
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, consumer electronics, home appliances and accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. The Company-operated stores begin depreciating merchandise at the earlier of 12 months and one day or when the item is leased and depreciate merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2018	2017
Merchandise on Lease	$1,053,684	$908,268
Merchandise Not on Lease	264,786	243,867
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,318,470	$1,152,135

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Generally, all lease merchandise is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off. The Company records a provision for write-offs on the allowance method, which estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. The provision for write-offs is included in operating expenses in the accompanying consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs:

	Year ended December 31,
(In Thousands)	2018	2017	2016
Beginning Balance	$35,629	$33,399	$33,405
Merchandise Written off, net of Recoveries	(181,252)	(143,230)	(134,110)
Provision for Write-offs	192,317	145,460	134,104
Ending Balance	$46,694	$35,629	$33,399
Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company classifies shipping and handling costs as operating expenses in the accompanying consolidated statements of earnings, and these costs totaled $75.2 million, $67.3 million and $69.9 million in 2018, 2017 and 2016, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs amounted to $37.7 million, $34.0 million and $40.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are classified within operating expenses in the consolidated statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reimbursement of such advertising expense was $28.3 million, $22.5 million and $22.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The prepaid advertising asset was $1.6 million and $1.4 million at December 31, 2018 and 2017, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Year Ended December 31,
(Shares In Thousands)	2018	2017	2016
Weighted Average Shares Outstanding	69,128	70,837	72,354
Dilutive Effect of Share-Based Awards	1,469	1,284	659
Weighted Average Shares Outstanding Assuming Dilution	70,597	72,121	73,013
Approximately 347,000, 140,000 and 939,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2018, 2017 and 2016, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2018	2017
Customers	$60,879	$48,661
Corporate	18,171	23,431
Franchisee	19,109	27,795
	$98,159	$99,887

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the Company’s store-based operations, contractually required lease payments are accrued when due; however, they are not always collected and customers can terminate the lease agreements at any time. For customers that do not pay timely, the Company’s store-based operations generally focus on obtaining a return of the lease merchandise. Therefore, the Company’s policy for its store-based operations is to accrue a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees. Store-based operations write-off lease receivables that are 60 days or more past due on pre-determined dates occurring twice monthly.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Beginning Balance	$46,946	$35,690	$34,861
Accounts Written Off, net of Recoveries	(252,330)	(192,133)	(167,094)
Accounts Receivable Provision	268,088	203,389	167,923
Ending Balance	$62,704	$46,946	$35,690
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments for the fiscal years presented:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Bad Debt Expense	$227,960	$170,574	$128,333
Provision for Returns and Uncollected Renewal Payments	40,128	32,815	39,590
Accounts Receivable Provision	$268,088	$203,389	$167,923
Loans Receivable
Gross loans receivable represents the principal balances of credit card charges at DAMI’s participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowances and unamortized fees represents an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2018 and 2017 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

	December 31,
FICO Score Category	2018	2017
600 or Less	3.7%	1.7%
Between 600 and 700	77.9%	76.5%
700 or Greater	18.4%	21.8%
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 20 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
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
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $61.2 million, $54.8 million and $53.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $14.1 million, $11.5 million and $9.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2018	2017
Prepaid Expenses	$30,763	$31,509
Prepaid Insurance	27,948	36,735
Assets Held for Sale	6,589	10,118
Deferred Tax Asset	8,761	11,589
Other Assets	24,161	26,548
	$98,222	$116,499
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2018 and 2017. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of December 31, 2018 and 2017 was $6.6 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
The Company recorded impairment charges on assets held for sale of $0.2 million, $0.7 million and $5.8 million during the years ended December 31, 2018, 2017 and 2016, respectively, in other operating income within the consolidated statements of earnings. These impairment charges related to the impairment of various parcels of land and buildings that the Company decided not to utilize for future expansion as well as the sale of the net assets of the HomeSmart disposal group in May 2016 as described below.
The Company recognized net gains of $0.4 million related to the disposal of certain assets held for sale during the year ended December 31, 2018 of land and buildings that the Company closed under the 2016 and 2017 restructuring plans described in Note 10 to these consolidated financial statements. These gains were recorded as a reduction to restructuring expenses within the consolidated statements of earnings. The Company also recognized a gain of $0.8 million during the year ended December 31, 2018 related to the sale of the former headquarters building of its DAMI segment for a selling price of $2.2 million. The disposal of assets held for sale also resulted in the recognition of net gains of $11.4 million for the year ended December 31, 2016 due mainly to the sale of the Company's former corporate headquarters building in January 2016 for cash of $13.6 million, resulting in a gain of $11.1 million. These cash proceeds from the respective sales of the former DAMI and Corporate headquarters buildings were recorded in proceeds from sales of property, plant and equipment in the consolidated statements of cash flows and the net gains were recorded in other operating income in the consolidated statements of earnings. Gains and losses on the disposal of assets held for sale were not significant in 2017.
On May 13, 2016, the Company sold its 82 remaining Company-operated HomeSmart stores for $35.0 million and ceased operations of that segment. The sale did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and therefore the HomeSmart segment was not classified as discontinued operations. The cash proceeds were recorded in proceeds from dispositions of businesses and contracts, net in the consolidated statements of cash flows. During the year ended December 31, 2016, the Company recognized an impairment loss of $4.3 million on the disposition and recorded additional charges of $1.1 million related to exiting the HomeSmart business, primarily consisting of impairment charges on certain assets related to the division that were not included in the May 2016 disposition. The impairment loss and additional charges were recorded in other operating income in the consolidated statements of earnings.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company performed a qualitative assessment to complete its annual goodwill impairment test as of October 1, 2018 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2018 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Other Intangibles
Other intangibles include favorable operating leases, customer relationships, customer lease contracts, non-compete agreements, reacquired franchise rights, and expanded customer base intangible assets acquired in connection with store-based business acquisitions, asset acquisitions of customer contracts, and franchisee acquisitions. The favorable operating lease intangible asset is amortized to rent expense, which is recorded within operating expenses in the consolidated statements of earnings, on a straight-line basis over the remaining lease terms, plus any renewal terms that are considered to be favorable compared to market. The customer relationship intangible asset is amortized on a straight-line basis over a three-year estimated useful life. The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). The expanded customer base intangible asset represents the estimated fair value paid by the Company in an asset acquisition for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets, and is generally amortized on a straight-line basis over two to six years. Acquired franchise rights are amortized on a straight-line basis over the remaining life of the franchisee’s ten-year license term.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2018 and determined that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2018	2017
Accounts Payable	$88,369	$80,821
Accrued Insurance Costs	40,423	41,680
Accrued Salaries and Benefits	40,790	46,511
Accrued Real Estate and Sales Taxes	30,332	31,054
Deferred Rent	27,270	29,912
Other Accrued Expenses and Liabilities	65,969	74,832
	$293,153	$304,810

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
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.7 million and $2.5 million as of December 31, 2018 and 2017, respectively. The capitalized cost is depreciated over the useful life of the related asset.
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
The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed.
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
Foreign currency remeasurement gains and losses are recorded due to our previous investment in PerfectHome as well as remeasurement of the operating results of the Company's Canadian Aaron's-branded stores from the Canadian dollar to U.S. dollars. These gains and losses are recorded as a component of other non-operating (expense) income, net in the consolidated statements of earnings and were losses of approximately $0.1 million and $3.7 million for the years ended December 31, 2018 and 2016, respectively, and gains of $2.1 million for the year ended December 31, 2017.
Supplemental Disclosure of Noncash Investing Transactions
During the year ended December 31, 2018, the Company entered into exchange transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 2 to these consolidated financial statements, the purchase price for the acquisition of SEI during the year ended December 31, 2017 included the non-cash settlement of pre-existing accounts receivable SEI owed the Company of $3.5 million. In addition, the purchase price for the acquisition of certain franchisees made during the year ended December 31, 2018 included the non-cash settlement of pre-existing amounts the franchisees owed the Company of $5.4 million. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses, Net of Cash Acquired" in the investing activities section of the statement of cash flows.
Hurricane Impact
During the third and fourth quarters of 2017, Hurricanes Harvey and Irma impacted the Company in the form of: (i) property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures) and employee assistance payments; (ii) increased customer-related accounts receivable allowances and lease merchandise allowances primarily in the impacted areas; and (iii) lost lease revenue due to store closures of Aaron’s Business and Progressive Leasing retail partners; and (iv) lost lease revenue due to the postponing of customer payments in the impacted areas.
During the year ended December 31, 2017, the Company recorded pre-tax losses of $4.7 million related to property that was either destroyed or severely damaged by Hurricanes Harvey or Irma, store repair costs and other storm related remediation costs. The Company recognized $3.3 million of pre-tax income for property-related insurance proceeds that were probable of receipt as of December 31, 2017. In December 2017, the Company received a partial cash payment of $0.4 million from its insurers. As of December 31, 2017, the Company had an insurance receivable for property-related damages of $2.9 million. The Company also increased its customer-related accounts receivable allowances and lease merchandise allowances by a combined $3.6 million during the year ended December 31, 2017, primarily due to delays in payments from customers in the impacted areas. The property losses, net of probable insurance retention and probable recoveries, and customer-related allowances were recorded within operating expenses in the consolidated statements of earnings. The insurance receivable was classified within prepaid expenses and other assets in the consolidated balance sheets.
During the year ended December 31, 2018, the Company received cash payments of $2.2 million from its insurers related to the partial settlements of property damage claims resulting from Hurricanes Harvey and Irma. Settled property damage claims (either received in cash or deemed collectible as of December 31, 2018) that were in excess of the respective insurance receivable balances resulted in gains of $0.9 million during the year ended December 31, 2018. These gains were recorded within other operating income in the consolidated statements of earnings. As of December 31, 2018, the Company has an insurance receivable of $2.5 million, which the Company believes is probable of receipt.
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
The standard changed the timing of recognition of store pre-opening revenue from franchisees. Previously, the Company's accounting policy was to recognize initial franchise store pre-opening revenue when earned, which is generally when a new store opens. Under Topic 606, the initial franchise pre-opening services are not considered distinct from the continuing franchise services as they would not transfer a benefit to the franchisee directly without use of the franchise license and should be bundled with the franchise license as a single performance obligation. As a result, the pre-opening revenues is recognized from the store opening date over the remaining life of the franchise license term.
The standard also changed the presentation of certain fees charged to franchisees, primarily advertising fees. Previously, there was diversity in practice and advertising fees charged to franchisees were recorded as a reduction to advertising expense, which is classified within operating expenses in the consolidated statements of earnings. Topic 606 resulted in the presentation of advertising fees charged to franchisees to be reported as franchise royalties and fee revenue in the consolidated statements of earnings, instead of a reduction to advertising expense.
The changes associated with the adoption of Topic 606 did not require significant changes to controls and procedures around the revenue recognition process. The Company adopted the standard on January 1, 2018 using the modified retrospective approach and recorded a pre-tax adjustment to opening retained earnings and deferred revenue of $2.4 million on January 1, 2018.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of adoption on the consolidated statements of earnings and balance sheets was as follows:
Consolidated Statements of Earnings

Twelve Months Ended December 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Franchise Royalties and Fees	$44,815	$36,245	$8,570
Operating Expenses	1,618,423	1,611,210	7,213
OPERATING PROFIT	289,608	288,250	1,358
EARNINGS BEFORE INCOME TAXES	252,204	250,846	1,358
INCOME TAXES	55,994	55,661	333
NET EARNINGS	$196,210	$195,185	$1,025
Consolidated Balance Sheets

Balance at December 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Deferred Income Taxes Payable	$267,500	$267,790	$(290)
Customer Deposits and Advance Payments	80,579	79,585	994
Total Liabilities	1,065,984	1,065,280	704
Retained Earnings	2,005,344	2,006,048	(704)
Total Shareholders’ Equity	1,760,708	1,761,412	(704)
Total Liabilities & Shareholders’ Equity	$2,826,692	$2,826,692	$—
Comprehensive Statements of Income

Twelve Months Ended December 31, 2018
(In Thousands)	As Reported	Balance Without ASC 606 Adoption	Effect of Change Higher/(Lower)
Comprehensive Income	$194,349	$193,324	$1,025

Business Combinations. In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The objective of the update is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company prospectively adopted ASU 2017-01 in the first quarter of 2018.
The new standard results in certain store acquisitions (or disposals) which do not transfer a substantive process to be accounted for as asset acquisitions (or disposals). The Company routinely enters into arrangements to acquire lease merchandise inventory and the related customer lease agreements of a store; however, the arrangement does not transfer a substantive process. The Company has identified a separate "expanded customer base" intangible asset, which is separately valued and recorded in these asset acquisitions. The "expanded customer base" represents the estimated fair value of the acquisition purchase price paid by the Company for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets. This intangible asset was previously subsumed in goodwill under the business combinations accounting guidance. In situations in which the purchase price exceeds the fair value of the assets acquired, any remaining economic goodwill is allocated on a relative fair value basis to all acquired assets, including merchandise inventory. In situations in which the fair value of the assets acquired exceeds the purchase price, the acquisition is treated as a bargain purchase with the excess allocated on a relative fair value basis to all assets. This results in the recognition of the initial asset bases at less than fair value, including merchandise inventory.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASU 2017-01 did not have a material impact to the Company's consolidated financial statements during the year ended December 31, 2018. The future impact of this new standard will depend on the quantity and magnitude of future acquisitions (or disposals) that will be treated as asset acquisitions (or disposals) in accordance with ASU 2017-01.
Pending Adoption
Leases. In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842"), which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Companies must use a modified retrospective approach to adopt Topic 842; however, the Company plans to adopt an optional transition method finalized by the FASB in July 2018 in which entities are permitted to not apply the requirements of Topic 842 in the comparative periods presented within the financial statements in the year of adoption, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will be impacted by Topic 842 as a lessor (operating leases with customers) and lessee (primarily store, fleet, and equipment operating leases) and will adopt the new standard in the first quarter of 2019.
A majority of the Company's revenue generating activities will be within the scope of Topic 842. The Company has determined that the new standard will not materially impact the timing of revenue recognition. The new standard will result in the Company classifying Progressive Leasing bad debt expense, which is currently reported within operating expenses, as a reduction of lease revenue and fees within the consolidated statements of earnings. The Aaron's Business bad debt expense is currently, and will continue to be, recorded as a reduction to lease revenue and fees. The Progressive Leasing segment incurred bad debt expense of $227.8 million, $170.5 million and $127.9 million during the years ended December 31, 2018, 2017, and 2016 respectively. These amounts would have been recorded as a reduction to lease revenues and fees rather than within operating expenses in our consolidated statements of earnings, had the requirements of Topic 842 been in place for those periods. The Company is also electing the practical expedient provided under ASU 2018-20, Leases (Topic 842) - Narrow-scope improvements for lessors, which allows issuers to make an accounting policy election not to evaluate whether certain sales and other taxes should be excluded from the measurement of lease revenues and fees.
The new standard will also impact the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as a right-to-use asset and operating lease liability. The Company plans to elect a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019, and thus does not anticipate a material impact to the consolidated statements of earnings or consolidated statements of cash flows. The Company expects to be affected by the transition guidance related to the recognition of deferred gains recorded under previous sale and operating leaseback transactions, which requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative adjustment to retained earnings upon adoption of Topic 842. The Company also expects to be impacted by the transition guidance related to one Aaron's store that was identified for closure under the Company's 2016 and 2017 restructuring programs, but has not closed as of the adoption date. Topic 842 requires companies to determine whether impairment indicators for the right-of-use asset at the asset or asset-group level exist as of the January 1, 2019 adoption date. If impairment indicators exist, a recoverability test is performed to determine whether an impairment loss exists immediately prior to the date of initial adoption. As of January 1, 2019, the Company determined that an impairment loss exists related to the right-of-use asset for this store identified for closure, which will be recorded as an adjustment to retained earnings upon adoption of Topic 842. The Company is currently quantifying the cumulative adjustments to retained earnings for the transition impacts of its deferred gain on sale leasebacks and right-of-use impairment for the store identified for closure. The Company does not believe the cumulative adjustments to retained earnings at transition will be material.
The Company has implemented a new lease accounting module within its lease management system to support the new accounting requirements for the Company's operating leases as a lessee. The Company has also finalized changes to our accounting policies, processes, and internal controls to ensure compliance with the standard’s reporting and disclosure requirements. The Company, as a lessee, is currently quantifying the impacts of its operating leases that will be reported on its balance sheet upon adoption and is finalizing its incremental borrowing rate used to determine remaining present value of lease payments.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. The standard will be adopted on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for the Company in the first quarter of 2020.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's operating lease activities within Aaron's Business and Progressive Leasing will not be impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL model. The Company will be impacted by ASU 2016-13 within its DAMI segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. DAMI acquires loan receivables from merchants through its third-party bank partners at a discount from the face value of the loan, referred to as the "merchant fee discount." The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value, which is primarily intended to cover the risk of credit loss related to the portfolio of loans originated. Although the CECL model will require the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount will continue to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the Company expects higher losses to be recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized as interest income, and as interest income is accrued and earned on the outstanding loan. Although the CECL model will result in earlier recognition of credit losses in the statement of earnings, no changes are expected related to the loan cash flows.
The Company has evaluated the guidance in ASU 2016-13 related to purchased financial assets with credit deterioration (“PCD Method”). The Company's loans receivable would not qualify for the PCD Method as a more-than-insignificant deterioration in credit quality since origination has not occurred.
The Company is continuing to evaluate the various impacts of CECL, including identifying changes to processes and procedures that will be necessary to adopt ASU 2016-13. The Company is also evaluating whether it will choose to measure future loans at fair value under the fair value option as an alternative to CECL. The fair value option would result in the Company measuring loans at fair value on an instrument-by-instrument basis with changes in fair value reported in net earnings. Election of the fair value option could cause volatility in our reported results, primarily in periods with large fluctuations in interest rates. The Company is also monitoring emerging guidance which would allow companies to choose a one-time election of the fair value option for loans previously recorded at amortized cost under the current incurred loss model. As a result, we are continuing to evaluate transition options and alternatives available under ASU 2016-13.
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
NOTE 2: ACQUISITIONS
During the years ended December 31, 2018, 2017 and 2016, cash payments, net of cash acquired, related to the acquisitions of businesses and contracts were $189.9 million, $145.6 million and $9.8 million, respectively. Cash payments made during the years ended December 31, 2018, 2017 and 2016 principally relate to the acquisitions of Aaron's-branded franchised stores as described below.
The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of the Company’s other acquisitions of businesses and contracts to the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 was not significant.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 Aaron's-branded franchised stores operated by franchisees for an aggregated purchase price of $189.8 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements. The acquired operations generated revenues of $72.0 million and earnings before income taxes of $0.8 million from their respective acquisition dates during 2018 through December 31, 2018 which are included in our consolidated statements of earnings. The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs and amortization expense of the various intangible assets recorded from the acquisitions. The revenues and losses before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue to the Company from the franchisees during the year ended December 31, 2018 had the transaction not been completed.
Acquisition Accounting
The 2018 acquisitions are expected to benefit the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and by enabling it to execute its business transformation initiatives on a broader scale. The following table presents summaries of the preliminary fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(in Thousands)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments[1]	Amounts Recognized as of Acquisition Date (as adjusted)
Purchase Price	$189,826	$—	$189,826
Add: Settlement of Pre-existing Relationship	5,405	—	5,405
Less: Working Capital Adjustments	241	(86)	155
Aggregated Consideration Transferred	195,472	(86)	195,386

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	43	—	43
Lease Merchandise	59,587	29	59,616
Property, Plant and Equipment	5,493	75	5,568
Other Intangibles[2]	25,069	(539)	24,530
Prepaid Expenses and Other Assets	1,060	108	1,168
Total Identifiable Assets Acquired	91,252	(327)	90,925
Accounts Payable and Accrued Expenses	(826)	(26)	(852)
Customer Deposits and Advance Payments	(5,156)	—	(5,156)
Total Liabilities Assumed	(5,982)	(26)	(6,008)
Goodwill[3]	110,202	267	110,469
Net Assets Acquired (before Goodwill)	$85,270	$(353)	$84,917
1 The acquisition accounting adjustments relate to finalizing information that existed as of the acquisition date regarding the valuation of certain intangible assets and lease merchandise and obtaining additional information regarding acquired other assets.
2 Identifiable intangible assets are further disaggregated in the table set forth below.
3 The total goodwill recognized in conjunction with the franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing the valuation of acquired customer contracts, customer relationships, and assumed favorable and unfavorable property operating leases, obtaining additional information regarding acquired other assets, and finalizing certain working capital adjustments.
The estimated intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Non-compete Agreements	$1,872	3.0
Customer Contracts	7,864	1.0
Customer Relationships	10,131	3.0
Reacquired Franchise Rights	4,663	3.9
Total Acquired Intangible Assets[1]	$24,530
1 Acquired definite-lived intangible assets have a total weighted average life of 2.5 years.
During the year ended December 31, 2018, the Company incurred $1.3 million of acquisition-related costs in connection with the franchisee acquisitions. These costs were included in operating expenses in the consolidated statements of earnings.
Franchisee Acquisition - 2017
On July 27, 2017, the Company acquired substantially all of the assets and liabilities of the store operations of a franchisee, SEI, for approximately $140 million in cash. At the time of the acquisition, those store operations served approximately 90,000 customers through 104 Aaron's-branded stores in 11 states primarily in the Northeast. The acquisition is benefiting the Company’s omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale.
The acquired operations generated revenues and earnings before income taxes of $58.3 million and $2.5 million from July 27, 2017 through December 31, 2017 and revenues and earnings before income taxes of $129.4 million and $11.0 million for the year ended December 31, 2018, which are included in our consolidated statements of earnings. Included in the earnings before income taxes of the acquired operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired stores. The revenues and earnings before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated from SEI, as a franchisee, from July 27, 2017 through December 31, 2018 had the transaction not been completed.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Accounting
The SEI acquisition has been accounted for as a business combination, and the results of operations of the acquired business is included in the Company’s results of operations from the date of acquisition. The following table presents a summary of the fair value of the assets acquired and liabilities assumed in the SEI franchisee acquisition:

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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $2.1 million of acquisition-related costs in connection with the franchisee acquisition, substantially all of which were incurred during the third quarter of 2017. These costs were included in operating expenses in the consolidated statements of earnings.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2018	2017
Trade Name	$53,000	$53,000
Goodwill	733,170	622,948
Indefinite-lived Intangible Assets	$786,170	$675,948
The following table provides information related to the carrying amount of goodwill by operating segment:

(In Thousands)	Progressive Leasing	Aaron’s Business	Total
Balance at January 1, 2017	$288,801	$237,922	$526,723
Acquisitions	—	97,460	97,460
Disposals, Currency Translation and Other Adjustments	—	(1,271)	(1,271)
Acquisition Accounting Adjustments	—	36	36
Balance at December 31, 2017	288,801	334,147	622,948
Acquisitions	—	110,469	110,469
Disposals, Currency Translation and Other Adjustments	—	(260)	(260)
Acquisition Accounting Adjustments	—	13	13
Balance at December 31, 2018	$288,801	$444,369	$733,170

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2018			2017
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	68,550	(32,749)	35,801	68,550	(25,639)	42,911
Merchant Relationships	181,000	(71,101)	109,899	181,000	(56,018)	124,982
Other Intangibles[1]	42,165	(12,265)	29,900	19,558	(4,900)	14,658
Total	$305,715	$(130,115)	$175,600	$283,108	$(100,557)	$182,551
1 Other intangibles primarily include favorable operating leases, customer relationships, customer lease contracts, non-compete agreements, reacquired franchise rights and the expanded customer base intangible asset.
Total amortization expense of definite-lived intangible assets, which includes rent expense on favorable operating leases, included in operating expenses in the accompanying consolidated statements of earnings, was $33.0 million, $27.7 million and $28.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2019	$35,612
2020	28,537
2021	26,198
2022	23,123
2023	22,803
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2018			December 31, 2017
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,389)	$—	$—	$(12,927)	$—
The Company maintains the Aaron's, Inc. Deferred Compensation Plan as described in Note 16 to these consolidated financial statements. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability representing benefits accrued for plan participants is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2018			December 31, 2017
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$6,589	$—	$—	$10,118	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income or restructuring expenses (if the asset is a part of the 2016 or 2017 restructuring program) in the consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of assets (liabilities) that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2018			December 31, 2017
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
PerfectHome Notes [1]	$—	$—	$—	$—	$—	$20,385
Fixed-Rate Long Term Debt [2]	—	(183,765)	—	—	(273,476)	—
1 The PerfectHome Notes were carried at cost, which approximated fair value. The Company recorded a full impairment of the PerfectHome notes during the year ended December 31, 2018. Refer to Note 1 to the consolidated financial statements for further discussion of the PerfectHome impairment.
2 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $180.0 million and $265.0 million at December 31, 2018 and 2017, respectively.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2018	2017
Land	$19,950	$19,768
Buildings and Improvements	67,081	67,053
Leasehold Improvements and Signs	83,867	69,407
Fixtures and Equipment	210,747	180,553
Software - Internal Use	106,671	86,208
Assets Under Capital Leases:
with Related Parties	872	4,032
with Unrelated Parties	9,487	12,426
Construction in Progress	15,104	10,863
	513,779	450,310
Less: Accumulated Depreciation and Amortization[1]	(284,287)	(242,623)
	$229,492	$207,687

[1]	Accumulated amortization of internal-use software development costs amounted to $56.9 million and $42.6 million as of December 31, 2018 and 2017, respectively.
Amortization expense on assets recorded under capital leases is included in operating expenses and was $0.8 million, $1.5 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital leases primarily consist of buildings and improvements, as well as vehicles assumed as part of the SEI acquisition. Assets under capital leases with related parties included $0.8 million and $3.6 million in accumulated depreciation and amortization as of December 31, 2018 and 2017, respectively. Assets under capital leases with unrelated parties included $8.3 million and $4.7 million in accumulated depreciation and amortization as of December 31, 2018 and 2017, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2018	2017
Credit Card Loans[1]	$90,406	$89,728
Acquired Loans[2]	5,688	16,213
Loans Receivable, Gross	96,094	105,941

Allowance for Loan Losses	(12,970)	(11,454)
Unamortized Fees	(6,971)	(8,375)
Loans Receivable, Net of Allowances and Unamortized Fees	$76,153	$86,112
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category[1]	2018	2017
30-59 Days Past Due	6.9%	7.1%
60-89 Days Past Due	3.4%	3.6%
90 or more Days Past Due	4.3%	4.1%
Past Due Loans Receivable	14.6%	14.8%
Current Loans Receivable	85.4%	85.2%
Balance of Loans Receivable on Nonaccrual Status	$2,110	$2,016
Balance of Loans Receivable Greater Than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	December 31,
(In Thousands)	2018	2017
Beginning Balance[1]	$11,454	$6,624
Provision for Loan Losses	21,063	20,973
Charge-offs	(21,190)	(16,852)
Recoveries	1,643	709
Ending Balance	$12,970	$11,454
1 The Company acquired DAMI on October 15, 2015 and recorded $89.1 million of loans receivable as of the acquisition date. No corresponding allowance for loan losses was recorded as the loans receivable were established at fair value in acquisition accounting.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: INDEBTEDNESS
Following is a summary of the Company’s debt, net of unamortized debt issuance costs:

	December 31,
(In Thousands) [1]	2018	2017
Revolving Facility	$16,000	$—
Senior Unsecured Notes, 3.95%, Due in Installments through April 2018	—	24,994
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	179,750	239,784
Term Loan, Due in Installments through September 2022	223,837	96,272

Capital Lease Obligation:
with Related Parties	123	1,314
with Unrelated Parties	5,042	6,434
Total Debt	424,752	368,798
Less: Current Maturities	83,778	97,192
Long-Term Debt	$340,974	$271,606
1 Total debt as of December 31, 2018 and 2017 includes unamortized debt issuance costs of $1.4 million and $1.5 million, respectively. The Company also recorded $2.6 million and $3.2 million of debt issuance costs as of December 31, 2018 and 2017 related to the revolving credit facility within prepaid expenses and other assets in the consolidated balance sheets.
Revolving Credit Agreement and Term Loan
On October 23, 2018, the Company amended its second amended and restated revolving credit and term loan agreement (the "Amended Agreement") primarily to increase the term loan to $225.0 million from the $87.5 million remaining principal outstanding. The incremental borrowings were used for general corporate and working capital purposes and for the repayment of outstanding borrowings under the revolver, under which repayments were made in the fourth quarter of 2018. The Amended Agreement provides for quarterly term loan repayment installments of $5.6 million, payable on the last day of each March, June, September, and December beginning on December 31, 2019, with the remaining principal balance payable upon the maturity date of September 18, 2022. The term loan interest rate was 3.78% as of December 31, 2018. The maximum revolving credit commitment of $400.0 million remained unchanged under the Amended Agreement. The Company concluded the Amended Agreement constituted a debt modification and is deferring approximately $0.4 million of lender fees, with third party legal and administrative fees of less than $0.1 million expensed during the fourth quarter of 2018.
The interest rate on the term loan bears interest at an adjusted London Interbank Overnight (LIBO) rate plus a margin within a range of 1.25% to 2.25% depending on the Company’s total net debt to EBITDA ratio or, alternatively, the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, with the amount of such margin determined based upon the ratio of the Company's total net debt to EBITDA, for loans based on the base rate.
The revolving credit and term loan agreement also provides for an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder (whether through additional term loans and/or revolving credit commitments or any combination thereof) by an aggregate additional principal amount of up to the greater of $250.0 million or any amount provided that the incremental borrowing does not result in a total debt to adjusted EBITDA ratio greater than 2.50:1.00, with such additional credit extensions provided by one or more lenders thereunder at their sole discretion.
The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company's ratio of total debt to adjusted EBITDA. As of December 31, 2018, the amount available under the revolving credit component of the Amended Agreement was reduced by approximately $16.0 million for outstanding borrowings and $11.0 million for our outstanding letters of credit, resulting in availability of $373.0 million.
Senior Unsecured Notes
2011 Note Purchase Agreement
Pursuant to the note purchase agreement dated as of July 5, 2011, and further amended on April 14, 2014, the Company and certain of its subsidiaries as co-obligors previously issued $125.0 million in senior unsecured notes to the purchasers in a private placement which bore interest at a rate of 3.95% and matured on April 27, 2018. During 2018, the Company repaid the remaining $25.0 million outstanding under the 3.95% senior unsecured notes.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. Under the Company’s revolving credit and term loan agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2018, the Company was in compliance with all covenants related to its outstanding debt.
Capital Leases with Related Parties
As of December 31, 2018, the Company had three remaining capital leases with a limited liability company ("LLC") controlled by a group of current and former executives of the Company. In October and November 2004, the Company sold 11 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $6.8 million. The Company leases the land and buildings collateralizing the borrowings under a 15-year term lease at an aggregate annual rental of $0.2 million. The transaction has been accounted for as a capital lease in the accompanying consolidated financial statements. The rate of interest implicit in the leases is approximately 9.7%. Accordingly, the land and buildings, associated depreciation expense and lease obligations are recorded in the Company’s consolidated financial statements. No gain or loss was recognized related to the properties sold to the LLC in 2004. In January 2018, the Company renewed its remaining lease agreements to lease the land and buildings with an additional five-year term commencing at the expiration of the original lease agreements in November 2019.
Future principal maturities under the Company’s debt and capital lease obligations are as follows:

(In Thousands)
2019	$84,175
2020	84,644
2021	82,906
2022	174,440
2023	—
Thereafter	—
Total	$426,165

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) the manufacturing deduction that expired in 2017 under the previous tax legislation was not extended. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit recognized during the year ended December 31, 2017. The Company lost its 2017 manufacturing deduction, which was limited to 9% of taxable income, as the Company was in a net operating loss position for tax purposes in 2017 as a result of the Tax Act's 100% expense deduction on qualified depreciable assets discussed above. The Company is estimating that it will again be in a net operating loss position for tax purposes in 2018 as a result of the 100% expense deduction on qualified depreciable assets. The net operating loss and credits earned during 2017 have been carried back. As of December 31, 2018, the Company is anticipating refunds of $14.5 million related to the carrybacks and $5.4 million related to overpayments on the federal returns. At December 31, 2018, the Company had $7.7 million of state tax credit carryforwards, which will begin to expire in 2022, and approximately $267 million of federal tax net operating loss carryforwards, which can be carried forward indefinitely and will not expire.
In connection with the provisional analysis, the Company recorded an immaterial income tax net benefit during the year ended December 31, 2018 and finalized its analysis over the one-year measurement period that ended on December 22, 2018.
As result of the 100% bonus depreciation provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017; and therefore, had a $100.0 million income tax receivable as of December 31, 2017. The Company received a refund of $77.0 million in February 2018. In addition, as a result of the extended bonus depreciation provisions in the Protecting Americans From Tax Hikes Act of 2015 not being enacted until December 2015, the Company paid more than the amount ultimately required for the 2015 federal tax liability. Due to that overpayment the Company received a refund of $120.0 million in February 2016.
Following is a summary of the Company’s income tax expense (benefit):

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Current Income Tax Expense:
Federal	$(5,380)	$(3,530)	$103,993
State	13,015	9,772	10,308
	7,635	6,242	114,301
Deferred Income Tax Expense (Benefit):
Federal	48,287	(60,547)	(33,470)
State	72	1,346	(1,692)
	48,359	(59,201)	(35,162)
Income Tax Expense (Benefit)	$55,994	$(52,959)	$79,139

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2018	2017
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$174,171	$122,155
Goodwill and Other Intangibles	41,183	37,080
Investment in Partnership	159,070	107,173
Other, Net	1,804	2,074
Total Deferred Tax Liabilities	376,228	268,482
Deferred Tax Assets:
Accrued Liabilities	21,918	25,509
Advance Payments	9,232	8,199
Other, Net	86,339	23,771
Total Deferred Tax Assets	117,489	57,479
Less Valuation Allowance	—	—
Net Deferred Tax Liabilities	$258,739	$211,003
The Company’s effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory Rate	21.0%	35.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	4.0	2.7	2.6
Other Permanent Differences	(1.2)	—	—
Federal Tax Credits	(0.5)	(0.8)	(1.1)
Change in Valuation Allowance	—	(0.4)	—
Remeasurement of net Deferred Tax Liabilities	(0.2)	(58.2)	—
Other, net	(0.9)	(0.4)	(0.3)
Effective Tax Rate	22.2%	(22.1)%	36.2%
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2015.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Balance at January 1,	$2,269	$2,594	$3,561
Additions Based on Tax Positions Related to the Current Year	269	456	258
Additions for Tax Positions of Prior Years	615	232	293
Prior Year Reductions	(85)	(236)	(776)
Statute Expirations	(257)	(346)	(609)
Settlements	(282)	(431)	(133)
Balance at December 31,	$2,529	$2,269	$2,594
As of December 31, 2018 and 2017, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.5 million and $1.7 million, respectively, including interest and penalties.
During the year ended December 31, 2018, the Company recognized interest and penalties of $0.1 million. During the years ended December 31, 2017 and 2016, the Company recognized a net benefit of $0.6 million and $0.1 million, respectively, related to interest and penalties. The Company had $0.3 million of accrued interest and penalties at December 31, 2018 and 2017, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense (benefit).

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
Rental expense, net of sublease receipts, was $112.8 million, $104.3 million, and $116.2 million in the years ended December 31, 2018, 2017, and 2016, respectively, which are reported within operating expenses in the consolidated statements of earnings. The Company also incurred contractual lease obligations charges, net of estimated sublease receipts, of $2.1 million, $13.4 million and $11.6 million in the years ended December 31, 2018, 2017, and 2016 respectively, related to the closure of Company-operated stores which are reported within restructuring expenses in the consolidated statements of earnings.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2018 are as follows:

(In Thousands)	Total
2019	$113,393
2020	97,640
2021	77,627
2022	58,793
2023	38,838
Thereafter	70,561
$456,852
The Company has anticipated future sublease receipts from executed sublease agreements of $4.1 million in 2019, $3.0 million in 2020, $2.3 million in 2021, $1.4 million in 2022, $1.0 million in 2023 and $0.8 million thereafter through 2025.
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2018, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $39.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is $0.3 million as of December 31, 2018.
On October 23, 2018, the Company amended its franchisee loan facility to (i) reduce the total commitment amount from $85.0 million to $55.0 million; and (ii) extend the maturity date to October 23, 2019. The loan agreement continues to provide a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. See Note 7 to these consolidated financial statements for more information regarding the Company's financial covenants.

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
At December 31, 2018 and 2017, the Company had accrued $1.4 million and $7.3 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.5 million.
At December 31, 2018, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $2.0 million and $6.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. In April 2015, the United States Court of Appeals for the Third Circuit reversed the denial of class certification on the grounds stated by the District Court, and remanded the case back to the District Court for further consideration of that and the other elements necessary for class certification. On September 26, 2017, the District Court again denied plaintiffs' motion for class certification. Plaintiffs filed a petition with the United States Court of Appeals for the Third Circuit for permission to appeal the denial of class certification. On December 11, 2018, the Third Circuit denied plaintiffs’ petition. The case will now proceed for determination on an individual basis as to the named plaintiffs. In March 2018, the District Court granted plaintiff's motion to reconsider the prior dismissal of the Wyoming invasion of privacy claim, so that claim will now be considered as part of the individual plaintiffs’ case.
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
Securities
In Re Aaron's Securities Litigation, f/k/a Arkansas Teacher Retirement System, et al (f/k/a Employees' Retirement System of the City of Baton Rouge) v. Aaron's, Inc., John W. Robinson, III, Ryan K. Woodley, and Gilbert L. Danielson, was filed on June 16, 2017, in the United States District Court for the Northern District of Georgia. The complaint alleged that during the period from February 6, 2015 through October 29, 2015, Aaron's made misleading public statements about the Company's expected financial results and business prospects. The Company filed a motion to dismiss the lawsuit on December 15, 2017. On September 26, 2018, the District Court granted the Company's motion to dismiss in its entirety. Plaintiffs did not appeal that decision.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC"). The CIDs request the production of documents and answers to written questions to determine whether disclosures related to financial products offered by the Company through the Aaron’s Business and Progressive Leasing are in violation of the Federal Trade Commission Act. Although we believe we are in compliance with the FTC Act, these inquiries could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. The Company is fully cooperating with the FTC in responding to these inquiries and has provided the FTC with the information and documents the FTC has requested. The Company submitted a significant amount of documentation from both the Aaron’s Business and Progressive Leasing in October 2018. The FTC made requests for a limited number of follow up documents from both businesses. All such documents were produced by the Aaron’s Business in December 2018, and by Progressive Leasing in December 2018 and January 2019.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
At December 31, 2018, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs of $25.5 million. Payments under these commitments are scheduled to be $12.2 million in 2019, $9.4 million in 2020, $2.9 million in 2021 and $1.0 million in 2022.
Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $316.4 million and $354.5 million as of December 31, 2018 and 2017, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.5 million and $0.6 million as of December 31, 2018 and 2017, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the consolidated balance sheets.
NOTE 10: RESTRUCTURING
2017 and 2016 Restructuring Programs
During the year ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its Company-operated Aaron's store base portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming Company-operated Aaron's stores throughout 2016, 2017, and 2018. The Company also optimized its home office staff and field support, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $1.1 million were recorded during the year ended December 31, 2018, which were incurred within the Aaron's Business segment. Restructuring activity for the year ended December 31, 2018 was comprised of expenses to record changes in sublease assumptions related to Aaron’s Business contractual lease obligations for closed stores, which were partially offset by reversals of previously recorded restructuring expenses and gains recorded on the sale of properties closed under the restructuring programs. These costs were included in restructuring expenses in the consolidated statements of earnings. The Company does not expect to incur any material expenses under the 2017 and 2016 restructuring programs during 2019 or future periods. However, this estimate is subject to change based on future changes in assumptions for the remaining minimum lease obligation for stores closed under the restructuring program, including changes related to sublease assumptions and potential earlier buyouts of leases with landlords.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of the accruals for both programs, which are recorded in accounts payable and accrued expenses in the consolidated balance sheets, and the activity for the years ended December 31, 2018 and 2017:

(In Thousands)	Contractual Lease Obligations	Severance	Total
Balance at January 1, 2017	$10,583	$2,079	$12,662
Charges	13,501	3,176	16,677
Adjustments[1]	(69)	—	(69)
Restructuring Charges	13,432	3,176	16,608
Payments	(11,578)	(2,952)	(14,530)
Balance at December 31, 2017	12,437	2,303	14,740
Charges	—	601	601
Adjustments[1]	2,057	—	2,057
Restructuring Charges	2,057	601	2,658
Payments	(6,022)	(2,253)	(8,275)
Balance at December 31, 2018	$8,472	$651	$9,123
1Adjustments relate to changes in sublease assumptions and interest accretion.
The following table summarizes restructuring charges by segment for the years ended:

	December 31, 2018	December 31, 2017			December 31, 2016
(In Thousands)	Aaron’s Business	Aaron’s Business	DAMI	Total	Aaron’s Business
Contractual Lease Obligations	$2,057	$13,432	$—	$13,432	$11,589
Severance	601	2,705	471	3,176	3,883
Other (Reversals) Expenses	(1,176)	1,386	—	1,386	4,746
Gain on Sale of Closed Store Properties	(377)	—	—	—	—
Total Restructuring Expenses	$1,105	$17,523	$471	$17,994	$20,218
To date, the Company has incurred charges of $39.3 million under the 2016 and 2017 restructuring programs.
2019 Restructuring Program - Subsequent Event
In January 2019, the Company initiated a restructuring program (the "2019 Restructuring Program") to further align its Company-operated Aaron's store base portfolio with marketplace demand. As a result of management's strategic review of the existing store portfolio, the Company will close and consolidate approximately 85 underperforming Company-operated Aaron's stores during 2019. The Company currently expects to incur $12 million to $15 million of restructuring expenses, which will be incurred within the Aaron's Business segment primarily during 2019. The restructuring expenses will primarily consist of impairment charges associated with the closed stores.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SHAREHOLDERS’ EQUITY
At December 31, 2018, the Company held 23,567,979 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $331.3 million. The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by its Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2018, the Company had issued approximately 387,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding on the consolidated balance sheet.
In 2018, the Company repurchased 3,749,493 shares of its common stock for $168.7 million. In 2017, the Company repurchased 1,961,442 shares of its common stock for $62.6 million. In 2016, the Company repurchased 1,372,700 shares of its common stock for $34.5 million.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2018, no preferred shares have been issued.
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
As of December 31, 2018, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 1,441,744.
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $28.2 million (including $0.2 million of expense related to the Company's Employee Stock Purchase Plan ("ESPP") discussed further below), $27.4 million and $21.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $6.9 million, $10.4 million and $8.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $5.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Tax deductions less than recognized compensation cost were $0.7 million for the year ended December 31, 2016.
As of December 31, 2018, there was $24.6 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 1.3 years.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company granted 361,000, 518,000 and 634,000 stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2018	2017	2016
Dividend Yield	0.3%	0.4%	0.4%
Expected Volatility	34.8%	32.8%	34.2%
Risk-free Interest Rate	2.6%	1.9%	1.3%
Expected Term (in years)	5.3	5.3	5.3
Weighted-average Fair Value of Stock Options Granted	$16.54	$8.55	$7.10
The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2018	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2018	Weighted Average Exercise Price
$19.92-20.00	33,250	1.15	$19.92	33,250	$19.92
20.01-30.00	1,174,285	7.29	25.50	666,915	25.47
30.01-40.00	116,496	6.07	32.13	116,496	32.13
40.01-47.26	352,650	9.18	47.26	—	—
19.92-47.26	1,676,681	7.48	30.42	816,661	26.20
The table below summarizes option activity for the year ended December 31, 2018:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2018	1,652	$25.56
Granted	361	47.26
Exercised	(296)	23.90
Forfeited/expired	(40)	29.77
Outstanding at December 31, 2018	1,677	30.42	7.48	$19,496	$9.98
Expected to Vest	844	34.20	8.35	6,624	11.42
Exercisable at December 31, 2018	817	26.20	6.55	12,947	8.36
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2018 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $6.6 million, $2.6 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. The total grant-date fair value of options vested during the year ended December 31, 2018, 2017 and 2016 was $3.5 million, $1.7 million and $1.4 million, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
Shares of restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods; under the 2001 Plan restricted stock typically vests over approximately one to five-year periods. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock are generally not subject to Company performance metrics. Compensation expense for performance-based restricted stock is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
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
During 2013, the Company granted performance-based restricted stock to certain executive officers. During 2016, the performance-based restricted stock under this program vested with the completion of the three-year service period and the achievement of specific performance criteria. The compensation expense associated with these awards was recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that would be achieved and earned.
During 2015, 2016 and 2017, the Company granted performance-based restricted stock to certain executive officers that vest over a three-year service period and with the achievement of specific performance criteria. The compensation expense associated with these awards is recognized on an accelerated basis over the respective vesting periods based on the Company's projected assessment of the level of performance that will be achieved and earned. As of December 31, 2018, there are no performance-based restricted shares still subject to performance conditions.
The Company granted 248,000, 375,000 and 379,000 shares of restricted stock at weighted-average fair values of $46.01, $29.27 and $22.81 in the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes information about restricted stock activity during 2018:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2018	947	$27.96
Granted	248	46.01
Vested	(544)	28.33
Forfeited	(62)	37.46
Non-vested at December 31, 2018	589	34.18
The total vest-date fair value of restricted stock described above that vested during the year was $24.8 million, $9.9 million and $3.8 million in the years ended December 31, 2018, 2017 and 2016, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units
For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue and invoice volume levels of the respective segments and return on capital for Aaron's, Inc. Beginning in 2016, the Company added adjusted pre-tax profit and production volume levels as additional performance criteria for certain segments. When the performance criteria are met, the award is earned and one-third of the award vests. One-third of the remaining earned award is subject to an additional one-year service period and one-third of the remaining earned award is subject to an additional two-year service period. Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
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
The following table summarizes information about performance share unit activity during 2018:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2018	822	$26.31
Granted	486	38.51
Vested	(458)	26.96
Forfeited/unearned	(51)	30.06
Non-vested at December 31, 2018	799	33.11
The total vest-date fair value of performance share units described above that vested during the period was $22.6 million, $7.9 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Employee Stock Purchase Plan
Effective May 9, 2018, the Company's Board of Directors and shareholders approved the Employee Stock Purchase Plan ("ESPP"), which is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the Company's ESPP is to encourage ownership of the Company's common stock by eligible employees of Aaron's, Inc. and certain Aaron's subsidiaries. Under the ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (i) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (ii) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the ESPP can contribute up to an amount not exceeding 10% of their base salary and wages to a maximum of $25,000 annually.
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. During the year ended December 31, 2018, total compensation cost recognized in connection with the ESPP was $0.2 million. These costs were included as a component of operating expenses in the consolidated statements of earnings. During the year ended December 31, 2018, the Company issued 25,239 shares under the ESPP at a purchase price of $35.74. As of December 31, 2018, the aggregate number of shares of common stock that may be issued under the ESPP is 174,761.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2018, the Company has three operating and reportable segments: Progressive Leasing, Aaron’s Business and DAMI.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and appliance, jewelry, mattress, automobile electronics and mobile phones and accessories.
The Aaron’s Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company’s Aaron’s-branded stores in the United States and Canada and e-commerce website. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores. The HomeSmart operations, prior to the May 2016 disposition, is reflected within the Aaron’s Business segment and offered furniture, electronics, appliances and computers to customers primarily on a weekly payment basis with no credit needed.
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
Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In Thousands)	Progressive Leasing	Aaron's Business[4]	DAMI	Total
Lease Revenues and Fees[1]	$1,998,981	$1,507,437	$—	$3,506,418
Retail Sales[2]	—	31,271	—	31,271
Non-Retail Sales[2]	—	207,262	—	207,262
Franchise Royalties and Fees[2]	—	44,815	—	44,815
Interest and Fees on Loans Receivable[3]	—	—	37,318	37,318
Other	—	1,839	—	1,839
Total	$1,998,981	$1,792,624	$37,318	$3,828,923
1 Substantially all lease revenues and fees are within the scope of ASC 840, Leases. The Company had $19.8 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $33.3 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
4 Includes revenues from Canadian operations of $21.3 million, which are primarily Lease Revenues and Fees.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by source and by segment for the year ended December 31, 2017:

	Year Ended December 31, 2017
(In Thousands)	Progressive Leasing	Aaron's Business[4]	DAMI	Total
Lease Revenues and Fees[1]	$1,566,413	$1,433,818	$—	$3,000,231
Retail Sales[2]	—	27,465	—	27,465
Non-Retail Sales[2]	—	270,253	—	270,253
Franchise Royalties and Fees[2]	—	48,278	—	48,278
Interest and Fees on Loans Receivable[3]	—	—	34,925	34,925
Other	—	2,556	—	2,556
Total	$1,566,413	$1,782,370	$34,925	$3,383,708
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $6.3 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 605, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $44.6 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
4 Includes revenues from Canadian operations of $18.3 million, which are primarily Lease Revenues and Fees.

The following table presents revenue by source and by segment for the year ended December 31, 2016:

	Year Ended December 31, 2016
(In Thousands)	Progressive Leasing	Aaron's Business[4]	DAMI	Total
Lease Revenues and Fees[1]	$1,237,597	$1,543,227	$—	$2,780,824
Retail Sales[2]	—	29,418	—	29,418
Non-Retail Sales[2]	—	309,446	—	309,446
Franchise Royalties and Fees[2]	—	58,350	—	58,350
Interest and Fees on Loans Receivable[3]	—	—	24,080	24,080
Other	—	5,598	—	5,598
Total	$1,237,597	$1,946,039	$24,080	$3,207,716
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $2.8 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 605, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $53.7 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
4 Includes revenues from Canadian operations of $12.4 million, which are primarily Lease Revenues and Fees.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Earnings (Loss) Before Income Tax (Benefit) Expense:
Progressive Leasing	$175,015	$140,224	$104,686
Aaron’s Business	84,683	110,642	123,009
DAMI	(7,494)	(11,289)	(9,273)
Total Earnings Before Income Tax (Benefit) Expense	$252,204	$239,577	$218,422

Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

	December 31,
(In Thousands)	2018	2017
Assets:
Progressive Leasing	$1,088,227	$1,022,413
Aaron’s Business[1]	1,483,102	1,261,234
DAMI	95,341	108,306
Other	160,022	300,311
Total Assets	$2,826,692	$2,692,264

Assets From Canadian Operations (included in totals above):
Aaron’s Business	$25,893	$20,223
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $15.2 million and $16.3 million as of December 31, 2018 and 2017, respectively.

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Depreciation and Amortization[1]:
Progressive Leasing	$27,974	$29,048	$30,727
Aaron’s Business	64,744	52,251	50,658
DAMI	1,432	1,273	993
Total Depreciation and Amortization	$94,150	$82,572	$82,378

Interest Expense:
Progressive Leasing	$16,288	$18,577	$20,042
Aaron’s Business	(2,944)	(2,366)	(768)
DAMI	3,096	4,327	4,116
Total Interest Expense	$16,440	$20,538	$23,390

Capital Expenditures:
Progressive Leasing	$10,711	$8,213	$6,084
Aaron’s Business	67,099	48,335	50,582
DAMI	1,035	1,425	787
Total Capital Expenditures	$78,845	$57,973	$57,453
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, the results of the Company’s operating segments were impacted by the following items:

•	Earnings before income taxes for the Aaron's Business includes a full impairment of the PerfectHome investment of $20.1 million.

•	DAMI's loss before income taxes includes a gain of $0.8 million related to the sale of DAMI's former corporate office building.
In 2017, the results of the Company’s operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $17.5 million of restructuring charges related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

In 2016, the results of the Company’s operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $20.2 million of restructuring charges incurred in connection with the Company’s strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

•	Aaron's Business earnings before income taxes includes a loss on the sale of HomeSmart of $4.3 million and additional charges of $1.1 million related to exiting the HomeSmart business.

•	Earnings before income taxes for the Aaron's Business were also impacted by a gain of $11.1 million on the January 2016 sale of the Company’s former corporate office building.
The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

•
Generally, a predetermined amount of Corporate overhead is allocated to each reportable segment based on segment revenues. Any unallocated Corporate overhead in excess of predetermined amounts is assigned to the Aaron's Business, which is consistent with how the chief operating decision maker regularly reviews the segment results.

•
Interest expense is allocated from Aaron's Business to the Progressive Leasing and DAMI segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired. Interest expense allocated to Progressive Leasing and DAMI in excess of interest expense incurred by Aaron's Business from third party lenders is reflected in the table above.

NOTE 14: RELATED PARTY TRANSACTIONS
The Company leases certain properties under capital leases with certain related parties that are more fully described in Note 7 above.
In addition to the related party capital leases that are fully described in Note 7, the Company also had five remaining store operating leases with the same limited liability company ("LLC") controlled by a group of current and former executives of the Company as of December 31, 2018. In December 2002, the Company sold 10 properties, including leasehold improvements, to the LLC. The LLC obtained borrowings collateralized by the land and buildings totaling $5.0 million. Upon the initial sale, no gain or loss was recognized related to the properties sold to the LLC and the leases were originally accounted for as capital leases in the Company's consolidated financial statements. During January 2018, the Company renewed its remaining lease agreements to lease the land and buildings collateralizing the borrowings under a range of five to eight-year term leases at an aggregate annual rental of approximately $0.3 million. The transaction has been accounted for as an operating lease in the accompanying consolidated financial statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Revenues	$954,809	$927,859	$953,071	$993,184
Gross Profit *	398,703	396,763	406,541	444,979
Earnings Before Income Taxes	66,752	49,980	53,415	82,057
Net Earnings	52,246	38,501	43,720	61,743
Earnings Per Share	0.75	0.55	0.64	0.91
Earnings Per Share Assuming Dilution	0.73	0.54	0.62	0.89

Year Ended December 31, 2017
Revenues	$844,554	$815,644	$838,883	$884,627
Gross Profit *	365,920	352,639	356,743	383,574
Earnings Before Income Taxes	82,623	56,995	39,221	60,738
Net Earnings	53,300	36,335	25,341	177,560
Earnings Per Share	0.75	0.51	0.36	2.51
Earnings Per Share Assuming Dilution	0.74	0.51	0.35	2.46
* Gross profit is the sum of lease revenues and fees, retail sales, non-retail sales, and interest and fees on loans receivable less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise, provision for write-offs of lease merchandise, and provision for credit losses.
The comparability of the Company’s quarterly financial results during 2018 and 2017 was impacted by certain events, as described below on a pre-tax basis, except for the Tax Act impacts which are not pre-tax:

•	The second quarter of 2018 included the full impairment of the PerfectHome investment of $20.1 million.

•
The first, second, third and fourth quarter of 2018 included net restructuring charges (reversals) of $0.9 million, $(0.9) million, $0.5 million, and $0.6 million, respectively. The first, second, third and fourth quarter of 2017 included restructuring charges of $0.3 million, $13.5 million, $0.8 million and $3.4 million, respectively. The restructuring activity in both years relates primarily to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 10 to these consolidated financial statements.

•
The comparability of the Company's fourth quarter 2017 net earnings and earnings per share data were impacted by the Tax Act enactment on December 22, 2017. The estimated net impact of the Tax Act to income tax (benefit) expense during the fourth quarter of 2017 was a non-cash provisional income tax benefit of $137 million, which was an estimated $140 million remeasurement of net deferred tax liabilities at the lower U.S. corporate income tax rate provided by the Tax Act, partially offset by an estimated $3 million expense from the loss of the manufacturing deduction in 2017 and other impacts.

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
Compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $10.4 million and $12.9 million as of December 31, 2018 and 2017, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments. The Company has established a rabbi trust to fund obligations under the plan with Company-owned life insurance. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The investments in the rabbi trust were $13.5 million and $17.1 million as of December 31, 2018 and 2017, respectively. The rabbi trust investments include debt and equity securities as well as money market funds and are included in prepaid expenses and other assets in the consolidated balance sheets. The Company recorded losses related to changes in the cash surrender value of the Company-owned life insurance plans of $1.2 million during the year ended December 31, 2018 and gains of $1.5 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively, which were recorded within other non-operating (expense) income, net in the consolidated statements of earnings.
Benefits of $2.7 million, $2.3 million and $1.4 million were paid during the years ended December 31, 2018, 2017 and 2016, respectively. Effective January 1, 2018 the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The match is not to exceed $11,000 for an individual employee for 2018 and is subject to a three-year cliff vesting schedule. Deferred compensation expense charged to operations for the Company’s matching contributions was not significant during any of the periods presented.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $6.9 million in 2018, $5.7 million in 2017 and $5.4 million in 2016.
Employee Stock Purchase Plan
See Note 12 to these consolidated financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2018. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2018," "Outstanding Equity Awards at 2018 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2018," "Non-Qualified Deferred Compensation as of December 31, 2018," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2018," "Employment Agreements with Named Executive Officers," "Executive Bonus Plan," "Aaron’s, Inc. 2015 Equity and Incentive Plan," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2018 and 2017
Consolidated Statements of Earnings—Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income—Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows—Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management Report on Internal Control over Financial Reporting
2. FINANCIAL STATEMENT SCHEDULES
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

10.20
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, entered into among Aaron’s, Inc., as borrower, the several banks and other financial institutions from time to time party thereto, and SunTrust Bank, as administrative agent, dated October 23, 2018 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2018 filed with the SEC on October 25, 2018).

10.21
Fourth Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2017).

10.22
First Amendment to Fourth Amended and Restated Loan Facility Agreement and Guarantee, entered into among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated October 23, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018 filed with the SEC on October 25, 2018).

10.23
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

10.33
Tenth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A, dated as of February 23, 2016 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016).

10.34
Eleventh Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of May 5, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 5, 2016).

10.35
Twelfth Amendment to the Loan and Security Agreement by and among Dent-A-Med, Inc., HC Recovery, Inc. and Wells Fargo Bank, N.A., dated as of June 30, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2016).

Management Contracts and Compensatory Plans or Arrangements
10.36
Aaron’s Inc. Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.37
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

10.58	Aaron’s Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 29, 2018).
10.59
Compensation Plan for Non-Employee Directors, as amended and Restated, effective May 4, 2016 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.60
First Amendment to Compensation Plan for Non-Employee Directors, effective May 9, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on April 26, 2018)

10.61
Employment Agreement, dated as of November 10, 2014, by and between Aaron’s, Inc. and John W. Robinson (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.62
Amended and Restated Executive Severance Pay Plan of Aaron’s, Inc., effective as of August 5, 2015 (incorporated by reference to Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

10.63
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
101
The following financial information from Aaron’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Earnings for the Years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2018, 2017 and 2016 and (v) the Notes to Consolidated Financial Statements.

† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.

(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2019.

AARON’S, INC.

By:	/s/ STEVEN A. MICHAELS
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2019.

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