Form 10-Q
period 2019-03-31
AARON'S INC
filed 2019-04-25
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 19, 2019
Common Stock, $0.50 Par Value	67,677,449

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$124,154	$15,278
Accounts Receivable (net of allowances of $56,785 in 2019 and $62,704 in 2018)	84,037	98,159
Lease Merchandise (net of accumulated depreciation and allowances of $808,056 in 2019 and $816,928 in 2018)	1,301,066	1,318,470
Loans Receivable (net of allowances and unamortized fees of $18,925 in 2019 and $19,941 in 2018)	72,564	76,153
Property, Plant and Equipment at Cost (net of accumulated depreciation of $291,750 in 2019 and $284,287 in 2018)	228,864	229,492
Operating Lease Right-of-Use Assets	370,282	—
Goodwill	734,558	733,170
Other Intangibles (net of accumulated amortization of $138,308 in 2019 and $130,116 in 2018)	216,559	228,600
Income Tax Receivable	13,401	29,148
Prepaid Expenses and Other Assets	92,481	98,222
Total Assets	$3,237,966	$2,826,692
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$246,779	$293,153
Deferred Income Taxes Payable	279,224	267,500
Customer Deposits and Advance Payments	83,610	80,579
Operating Lease Liabilities	406,559	—
Debt	408,286	424,752
Total Liabilities	1,424,458	1,065,984
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2019 and December 31, 2018; Shares Issued: 90,752,123 at March 31, 2019 and December 31, 2018	45,376	45,376
Additional Paid-in Capital	270,727	278,922
Retained Earnings	2,061,651	2,005,344
Accumulated Other Comprehensive Loss	(663)	(1,087)
	2,377,091	2,328,555
Less: Treasury Shares at Cost
Common Stock: 23,074,674 Shares at March 31, 2019 and 23,567,979 at December 31, 2018	(563,583)	(567,847)
Total Shareholders’ Equity	1,813,508	1,760,708
Total Liabilities & Shareholders’ Equity	$3,237,966	$2,826,692
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$944,157	$870,067
Retail Sales	12,809	8,516
Non-Retail Sales	36,981	53,230
Franchise Royalties and Fees	9,207	12,862
Interest and Fees on Loans Receivable	8,646	9,542
Other	303	592
	1,012,103	954,809
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	500,820	440,008
Retail Cost of Sales	8,632	5,662
Non-Retail Cost of Sales	29,196	48,020
Operating Expenses	387,216	390,232
Restructuring Expenses, Net	13,281	906
Other Operating Income, Net	(897)	(83)
	938,248	884,745
OPERATING PROFIT	73,855	70,064
Interest Income	101	202
Interest Expense	(4,956)	(4,326)
Other Non-Operating Income, Net	1,308	812
EARNINGS BEFORE INCOME TAXES	70,308	66,752
INCOME TAXES	14,230	14,506
NET EARNINGS	$56,078	$52,246
EARNINGS PER SHARE
Basic	$0.83	$0.75
Assuming Dilution	$0.82	$0.73
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0350	$0.0300
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,294	70,105
Assuming Dilution	68,773	72,018
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net Earnings	$56,078	$52,246
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	424	(477)
Total Other Comprehensive Income (Loss)	424	(477)
Comprehensive Income	$56,502	$51,769
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$56,078	$52,246
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	500,820	440,008
Other Depreciation and Amortization	26,562	22,115
Accounts Receivable Provision	63,235	51,458
Provision for Credit Losses on Loans Receivable	4,255	4,492
Stock-Based Compensation	7,549	8,519
Deferred Income Taxes	10,861	23,201
Impairment of Assets	10,492	—
Amortization of Right of Use Assets	25,802	—
Other Changes, Net	883	(1,014)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(580,089)	(514,055)
Book Value of Lease Merchandise Sold or Disposed	98,257	98,797
Accounts Receivable	(50,467)	(33,591)
Prepaid Expenses and Other Assets	1,550	(6,022)
Income Tax Receivable	15,747	68,214
Operating Lease Liabilities	(27,890)	—
Accounts Payable and Accrued Expenses	(1,854)	(21,598)
Customer Deposits and Advance Payments	2,947	3,806
Cash Provided by Operating Activities	164,738	196,576
INVESTING ACTIVITIES:
Investments in Loans Receivable	(14,493)	(14,598)
Proceeds from Loans Receivable	14,482	15,135
Proceeds from Investments	—	666
Outflows on Purchases of Property, Plant and Equipment	(23,807)	(17,254)
Proceeds from Property, Plant and Equipment	511	2,731
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(3,470)	(4,774)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	755	144
Cash Used in Investing Activities	(26,022)	(17,950)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	(16,000)	—
Repayments on Debt	(575)	(10,511)
Dividends Paid	(2,366)	(2,111)
Acquisition of Treasury Stock	—	(18,407)
Issuance of Stock Under Stock Option Plans	1,996	3,182
Shares Withheld for Tax Payments	(12,977)	(12,343)
Debt Issuance Costs	—	(55)
Cash Used in Financing Activities	(29,922)	(40,245)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	82	(8)
Increase in Cash and Cash Equivalents	108,876	138,373
Cash and Cash Equivalents at Beginning of Period	15,278	51,037
Cash and Cash Equivalents at End of Period	$124,154	$189,410
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2019, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
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
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume[1]	$394,727	$345,562
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron's Business segment offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and its e-commerce platform. This operating segment also supports franchisees of its Aaron's-branded stores. In addition, the Aaron's Business segment includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.
The Company acquired the store operations of two franchisees during the three months ended March 31, 2019. Refer to Note 2 to these condensed consolidated financial statements.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of March 31 (Unaudited)	2019	2018
Company-operated Aaron's Branded Stores	1,230	1,182
Franchised Stores	369	537
Systemwide Stores	1,599	1,719
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report") filed with the U.S. Securities and Exchange Commission on February 14, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of operating results for the full year.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron's, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2018 Annual Report.
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

	Three Months Ended March 31,
(Shares In Thousands)	2019	2018
Weighted Average Shares Outstanding	67,294	70,105
Dilutive Effect of Share-Based Awards	1,479	1,913
Weighted Average Shares Outstanding Assuming Dilution	68,773	72,018
Approximately 443,000 and 187,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2019 and 2018, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, consumer electronics, home appliances and accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Progressive Leasing segment offers virtual lease-purchase solutions, typically over 12 months, to the customers of traditional and e-commerce retailers. The Company's Aaron's-branded stores and its e-commerce platform offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
Progressive lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying condensed consolidated balance sheets. Beginning January 1, 2019, Progressive lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
Aaron's Business lease revenues are recognized as revenue net of related sales taxes in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Aaron's Business lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of the Company's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company's condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying condensed consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the condensed consolidated statements of earnings.
Franchise Royalties and Fees
The Company has no current plans to franchise additional Aaron's stores. Current franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections, which is recognized as the fees become due. The Company received a non-refundable initial franchise fee from current franchisees from $15,000 to $50,000 per store depending upon market size. Franchise fees and area development fees were generated from the sale of rights to develop, own and operate sales and lease ownership stores and pre-opening services provided by Aaron's to assist in the start-up operations of the stores. The Company considers the rights to the intellectual property and the pre-opening services to be a single performance obligation, resulting in the recognition of revenue ratably over time from the store opening date throughout the remainder of the franchise agreement term. The Company believes that this period of time is most representative of the time period in which the franchisee realizes the benefits of having the right to access the Company's intellectual property.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 6 of these condensed consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees. Such fees are recognized at the time the advertising takes place and are presented as franchise royalties and fees in the Company's condensed consolidated statements of earnings.
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
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and DAMI's direct origination costs. The merchant fee discount and origination costs are presented net on the condensed consolidated balance sheet in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e. DAMI) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is netted on the condensed consolidated balance sheet in loans receivable.
The customer is typically required to make periodic minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 25% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. For credit cards that provide for deferred or reduced interest, if the balance is not paid off during the promotional period, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires or defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, the Company also may assess fees for service calls or for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Annual fees and other fees discussed are recognized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for real estate leasing activities and vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2019	December 31, 2018
Customers	$54,517	$60,879
Corporate	13,405	18,171
Franchisee	16,115	19,109
Accounts Receivable	$84,037	$98,159
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and the Aaron's Business operations. The Company’s policy for its Progressive Leasing segment is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. During 2019, the Company adopted ASU 2016-02, Leases ("ASC 842") which resulted in the Progressive Leasing provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the condensed consolidated statement of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
For the Aaron's Business operations, contractually required lease payments are accrued when due. The Aaron's Business policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statement of earnings. Aaron's Business write-off of lease receivables that are 60 days or more past due occur on pre-determined dates twice monthly.
DAMI's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statement of earnings.
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Bad Debt Expense[1]	$1,125	$46,542
Provision for Returns and Uncollectible Renewal Payments[2]	62,110	4,916
Accounts Receivable Provision	$63,235	$51,458
1 Bad debt expense is recorded within operating expenses in the condensed consolidated financial statements.
2 In accordance with the adoption of ASC 842, Progressive Leasing provision for returns and uncollectible renewal payments are recorded as a reduction to lease revenues and fees within the condensed consolidated financial statements beginning January 1, 2019. Prior to January 1, 2019, Progressive Leasing provision for returns and uncollectible renewal payments were recorded as bad debt expense within operating expenses in the condensed consolidated financial statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lease Merchandise
The Company's lease merchandise consists primarily of furniture, consumer electronics, home appliances, jewelry, and accessories and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise generally over 12 months. The Company's Aaron's Business segment begins depreciating merchandise at the earlier of 12 months and one day or when the item is leased. Aaron's Business depreciates merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2019	December 31, 2018
Merchandise on Lease	$1,022,902	$1,053,684
Merchandise Not on Lease	278,164	264,786
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,301,066	$1,318,470
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
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Beginning Balance	$46,694	$35,629
Merchandise Written off, net of Recoveries	(53,222)	(40,511)
Provision for Write-offs	56,995	44,470
Ending Balance	$50,467	$39,588
Loans Receivable, Net
Gross loans receivable represents the principal balances of credit card charges at DAMI's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowances and unamortized fees represents an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2019 and December 31, 2018 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	March 31, 2019	December 31, 2018
600 or Less	4.1%	3.7%
Between 600 and 700	79.0%	77.9%
700 or Greater	16.9%	18.4%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2019	December 31, 2018
Prepaid Expenses	$27,467	$30,763
Prepaid Insurance	24,072	27,948
Assets Held for Sale	8,974	6,589
Deferred Tax Asset	8,761	8,761
Other Assets	23,207	24,161
Prepaid Expenses and Other Assets	$92,481	$98,222
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2019 and December 31, 2018. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of March 31, 2019 and December 31, 2018 is $9.0 million and $6.6 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2019	December 31, 2018
Accounts Payable	$71,751	$88,369
Accrued Insurance Costs	39,181	40,423
Accrued Salaries and Benefits	45,832	40,790
Accrued Real Estate and Sales Taxes	30,749	30,332
Deferred Rent[1]	—	27,270
Other Accrued Expenses and Liabilities[1]	59,266	65,969
Accounts Payable and Accrued Expenses	$246,779	$293,153

[1]
Amounts as of March 31, 2019 were impacted by the January 1, 2019 adoption of ASC 842. Upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve were reclassified as a reduction to the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet.

Debt
At March 31, 2019, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2018 Annual Report for further information regarding the Company's indebtedness.
Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2019 and 2018 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	$(563,583)	$45,376	$270,727	$2,061,651	$(663)	$1,813,508

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2017	(20,733)	$(407,713)	$45,376	$270,043	$1,819,524	$774	$1,728,004
Opening Balance Sheet Adjustment - ASC 606, net of taxes	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.03 per share	—	—	—	—	(2,146)	—	(2,146)
Stock-Based Compensation	—	—	—	7,862	—	—	7,862
Reissued Shares	545	3,441	—	(12,602)	—	—	(9,161)
Repurchased Shares	(391)	(18,407)	—	—	—	—	(18,407)
Net Earnings	—	—	—	—	52,246	—	52,246
Foreign Currency Translation Adjustment	—	—	—	—	—	(477)	(477)
Balance, March 31, 2018	(20,579)	$(422,679)	$45,376	$265,303	$1,867,895	$297	$1,756,192

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
Related Party Transactions
Aaron Ventures I, LLC, which we refer to as "Aaron Ventures," was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of March 31, 2019, the Company has two remaining capital leases and four remaining operating leases with Aaron Ventures with lease expiration dates between 2019 and 2026. The two capital leases have aggregate annual rental payments of approximately $0.1 million. The rate of interest implicit in the leases is approximately 9.7%. The land and buildings, associated depreciation expense and lease obligations are recorded in the Company's condensed consolidated financial statements. The four operating leases have aggregate annual rental payments of approximately $0.2 million.
Supplemental Disclosure of Noncash Investing Transactions
During the three months ended March 31, 2018, the Company entered into transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.4 million.
In addition, the purchase price for the acquisition of certain franchisees made during the three months ended March 31, 2019 and 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.1 million and $0.2 million, respectively. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statements of cash flows for the respective periods.
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
During the three months ended March 31, 2019, the Company received cash payments of $2.7 million from its insurers related to the partial settlements of property damage and business interruption claims resulting from Hurricanes Harvey and Irma. Settled property damage claims that were in excess of the respective insurance receivable balances as well as business interruption proceeds resulted in gains of $0.9 million during the three months ended March 31, 2019. These gains were recorded within other operating income, net in the condensed consolidated statements of earnings. As of March 31, 2019, the Company has an insurance receivable of $0.7 million, which the Company believes is probable of receipt.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements
Adopted
Leases. In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Companies must use a modified retrospective approach to adopt ASC 842; however, the Company adopted an optional transition method in which entities are permitted to not apply the requirements of ASC 842 in the comparative periods presented within the financial statements in the year of adoption, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this optional transition method resulted in a cumulative-effect adjustment of $2.6 million representing an increase to the Company’s January 1, 2019 retained earnings balance, net of tax, due primarily to the recognition of deferred gains recorded under previous sale and operating leaseback transactions for which the ASC 842 transition guidance requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative adjustment to retained earnings upon adoption of ASC 842.
As a lessor, a majority of the Company’s revenue generating activities are within the scope of ASC 842. The new standard did not materially impact the timing of revenue recognition. Effective January 1, 2019, ASC 842 resulted in the Company classifying the Progressive Leasing provision for returns and uncollectible renewal payments as a reduction of lease revenue and fees within the condensed consolidated statements of earnings. For periods reported herein prior to January 1, 2019 the Progressive Leasing provision for returns and uncollectible renewal payments was recorded as bad debt expense within operating expenses in the condensed consolidated statement of earnings. The Aaron’s Business provision for returns and uncollectible renewal payments has historically been and continues to be recorded as a reduction to lease revenue and fees. The Company has customer lease agreements with lease and non-lease components that fall within the scope of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"). The Company has elected to aggregate these components into a single component for all classes of underlying assets as the lease and non-lease components generally have the same timing and pattern of transfer.
The new standard also impacts the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as operating lease right-to-use assets and operating lease liabilities. See Note 5 to these condensed consolidated financial statements for further details regarding the Company’s leasing activities as a lessee. The Company elected to adopt a package of practical expedients offered by the FASB which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of the standard is to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. Under the new standard, entities will be required to apply the accounting guidance as prescribed by ASC 350-40, Internal Use Software, in determining which implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. As a result, certain implementation costs which were previously expensed by the Company are now eligible for capitalization under ASU 2018-15. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2018-15 on a prospective basis during the three months ended March 31, 2019, and the impact to the condensed consolidated financial statements was not significant. Costs eligible for capitalization will be classified within prepaid expenses and other assets and operating expenses in the condensed consolidated balance sheets and statements of earnings, respectively.

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
The Company's operating lease activities within Aaron's Business and Progressive Leasing will not be impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL model. The Company will be impacted by ASU 2016-13 within its DAMI segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. DAMI acquires loan receivables from merchants through its third-party bank partners at a discount from the face value of the loan, referred to as the "merchant fee discount." The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value, which is primarily intended to cover the risk of credit loss related to the portfolio of loans originated. Although the CECL model will require the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount will continue to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the Company expects higher losses to be recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest income, and as interest income is accrued and earned on the outstanding loan. Although the CECL model will result in earlier recognition of credit losses in the statement of earnings, no changes are expected related to the loan cash flows.
The Company has evaluated the guidance in ASU 2016-13 related to purchased financial assets with credit deterioration (“PCD Method”) and currently expects that its loans receivable would not qualify for the PCD Method as, generally, a more-than-insignificant deterioration in credit quality since origination does not occur.
The Company is continuing to evaluate the various impacts of CECL, including identifying changes to processes and procedures that will be necessary to adopt ASU 2016-13, and is in the process of identifying and testing potential software solutions to support the new accounting requirements for the Company's loans receivable. The Company is also evaluating whether it will choose to measure future loans at fair value under the fair value option as an alternative to CECL. The fair value option would result in the Company measuring loans at fair value on an instrument-by-instrument basis with changes in fair value reported in net earnings. Election of the fair value option could cause volatility in our reported results, primarily in periods with large fluctuations in interest rates. The Company is also evaluating emerging guidance which would allow companies to choose a one-time election of the fair value option for loans previously recorded at amortized cost under the current incurred loss model. As a result, we are continuing to evaluate transition options and alternatives available under ASU 2016-13.
NOTE 2. ACQUISITIONS
Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 Aaron's-branded franchised stores operated by franchisees for an aggregated purchase price of $189.8 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements. The acquired operations generated revenues of $48.9 million and $1.3 million and earnings before income taxes of $3.0 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively which are included in our condensed consolidated statements of earnings. The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs and amortization expense of the various intangible assets recorded from the acquisitions. The revenues and earnings before income taxes of the acquired operations discussed above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue and expenses to the Company from the franchisees during the three months ended March 31, 2019 and 2018 had the transaction not been completed.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Accounting
The 2018 acquisitions are benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale. The following table presents summaries of the preliminary fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(In Thousands)	Amounts Recognized as of Acquisition Dates (as of December 31, 2018)[1]	Acquisition Accounting Adjustments	Amounts Recognized as of Acquisition Dates (as of March 31, 2019)
Purchase Price	$189,826	$—	$189,826
Add: Settlement of Pre-existing Relationship	5,405	—	5,405
Less: Working Capital Adjustments	155	—	155
Aggregated Consideration Transferred	195,386	—	195,386
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	43	7	50
Lease Merchandise	59,616	—	59,616
Property, Plant and Equipment	5,568	—	5,568
Other Intangibles[2]	24,530	(32)	24,498
Prepaid Expenses and Other Assets	1,168	38	1,206
Total Identifiable Assets Acquired	90,925	13	90,938
Accounts Payable and Accrued Expenses	(852)	(58)	(910)
Customer Deposits and Advance Payments	(5,156)	—	(5,156)
Total Liabilities Assumed	(6,008)	(58)	(6,066)
Goodwill[3]	110,469	45	110,514
Net Assets Acquired	$84,917	$(45)	$84,872
1 As previously reported in Note 2 to the consolidated financial statements in the 2018 Annual Report.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary acquisition accounting presented above is subject to refinement. The Company is still finalizing the valuation of assumed favorable and unfavorable real estate operating leases based on comparable market terms of similar leases at the acquisition dates and obtaining additional information regarding other assets. The Company expects these items to be finalized prior to the one-year anniversary date of the acquisitions.
The estimated intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (in thousands)	Weighted Average Life (in years)
Non-compete Agreements	$1,872	3.0
Customer Lease Contracts	7,876	1.0
Customer Relationships	10,087	3.0
Reacquired Franchise Rights	4,663	3.9
Total Acquired Intangible Assets[1]	$24,498
1 Acquired definite-lived intangible assets have a total weighted average life of 2.5 years.
The Company incurred $1.4 million of acquisition-related costs in connection with the franchisee acquisitions, substantially all of which were incurred during 2018. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
In addition to the acquisitions discussed above, the Company acquired the store operations of two franchisees during the three months ended March 31, 2019.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $3.5 million and $4.8 million during the three months ended March 31, 2019 and 2018, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 was not significant.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,790)	$—	$—	$(10,389)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,974	$—	$—	$6,589	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income, net or restructuring expenses, net (if the asset is a part of the Company's restructuring program as described in Note 8) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long-Term Debt[1]	—	(184,835)	—	—	(183,765)	—
1 The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $180.0 million at March 31, 2019 and December 31, 2018, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2019	December 31, 2018
Credit Card Loans[1]	$87,768	$90,406
Acquired Loans[2]	3,721	5,688
Loans Receivable, Gross	91,489	96,094

Allowance for Loan Losses	(12,363)	(12,970)
Unamortized Fees	(6,562)	(6,971)
Loans Receivable, Net of Allowances and Unamortized Fees	$72,564	$76,153
1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	March 31, 2019	December 31, 2018
30-59 days past due	6.3%	6.9%
60-89 days past due	3.1%	3.4%
90 or more days past due	4.1%	4.3%
Past due loans receivable	13.5%	14.6%
Current loans receivable	86.5%	85.4%
Balance of Credit Card Loans on Nonaccrual Status	$1,954	$2,110
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	Three Months Ended
(In Thousands)	March 31, 2019	March 31, 2018
Beginning Balance	$12,970	$11,454
Provision for Loan Losses	4,255	4,492
Charge-offs	(5,484)	(5,619)
Recoveries	622	372
Ending Balance	$12,363	$10,699

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LEASES
Lessor Information
Refer to Note 1 to these condensed consolidated financial statements for further information about the Company's revenue generating activities as a lessor. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its Aaron's Business store-based operations, call center space and hubs for its Progressive Leasing segment, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties while maintaining its primary obligation as the intermediate lessor. The Company leases transportation vehicles under operating and finance leases, most of which generally expire during the next three years. The transportation leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next three years. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease.
Finance lease costs are comprised of the amortization of right-of-use assets and interest on lease liabilities, which are recorded within operating expenses and interest expense, respectively, in the Company’s condensed consolidated statements of earnings. Operating lease costs are recorded on a straight-line basis within operating expenses or restructuring expenses, net (if the lease costs are related to the Company's restructuring programs as described in Note 8) in the Company’s condensed consolidated statements of earnings. The Company’s total lease expense is comprised of the following:

Three Months Ended
(In Thousands)	March 31, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$465
Interest on Lease Liabilities	114
Total Finance Lease Cost:	579

Operating Lease Cost:
Operating Lease Cost Classified within Operating Expenses[1]	29,213
Operating Lease Cost Classified within Restructuring Expenses, Net	804
Sublease Receipts	(732)
Total Operating Lease Cost:	29,285

Total Lease Cost	$29,864
1 Includes short-term and variable lease costs, which are not significant.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information regarding the Company’s leasing activities as a lessee is as follows:

Three Months Ended
(In Thousands)	March 31, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$113
Operating Cash Flows for Operating Leases	31,643
Financing Cash Flows for Finance Leases	574
Total Cash Paid for Amounts Included in Measurement of Lease Liabilities	32,330
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	—
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$6,587
Supplemental balance sheet information related to leases is as follows:

(In Thousands)	Balance Sheet Classification	March 31, 2019
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$370,282
Finance Lease Assets	Property, Plant and Equipment, Net	2,578
Total Lease Assets		$372,860

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$406,559
Finance Lease Liabilities	Debt	4,590
Total Lease Liabilities		$411,149
Most of the Company’s real estate leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as the Company's historical experience indicates that renewal options are not reasonably certain to be exercised, as well as contractual renewal rental rates that are considered to be in line with market rental rates and lack of significant economic penalties or business disruptions incurred by not exercising any renewal options.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s finance and operating leases:

	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	6.0%	2
Operating Leases	3.6%	5
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement, including renewal options that the Company is reasonably certain to exercise, and do not include purchase options. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of March 31, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheet.

(In Thousands)	Operating Leases	Finance Leases	Total
2019	$89,172	$2,407	$91,579
2020	104,166	2,028	106,194
2021	81,568	772	82,340
2022	61,345	74	61,419
2023	40,967	—	40,967
Thereafter	75,891	—	75,891
Total Undiscounted Cash Flows	453,109	5,281	458,390
Less: Interest	46,550	691	47,241
Present Value of Lease Liabilities	$406,559	$4,590	$411,149
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At March 31, 2019, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $36.8 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.1 million and $0.3 million as of March 31, 2019 and December 31, 2018. The maximum facility commitment amount under the franchisee loan program was $55.0 million at March 31, 2019, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million.
The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2018 Annual Report. The Company is in compliance with all covenants at March 31, 2019 and believes it will continue to be in compliance in the future.

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
At March 31, 2019 and December 31, 2018, the Company had accrued $1.7 million and $1.4 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million.
At March 31, 2019, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $2.6 million and $5.2 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. Following an appeal of the decision to deny class certification, the matter was sent back to the District Court and, on September 26, 2017, the District Court denied plaintiffs' motion for class certification. A petition with the United States Court of Appeals for permission to appeal the denial of class certification a second time was denied on December 11, 2018. The case is now proceeding for determination on an individual basis as to the named plaintiffs.
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
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC") regarding disclosures related to financial products offered by the Company through the Aaron’s Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the “FTC Act”). Although we believe we are in compliance with the FTC Act, these inquiries could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. The Company submitted a significant amount of documentation from both the Aaron’s Business and Progressive Leasing in October 2018 and continues to work with the FTC as its inquiry proceeds.
In April 2019, the Aaron’s Business, along with other rent-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe such transactions were in compliance with the FTC Act, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs. The Company is fully cooperating with the FTC in responding to this inquiry.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $316.0 million and $316.4 million as of March 31, 2019 and December 31, 2018, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.6 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2018 Annual Report for further information.
NOTE 7. SEGMENTS
As of March 31, 2019, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and bedding, automobile electronics and accessories, mobile phones and accessories, jewelry, consumer electronics and appliances.
The Aaron's Business offers furniture, consumer electronics, home appliances and accessories to consumers primarily with a month-to-month, lease-to-own agreement with no credit needed through the Company's Aaron's-branded stores in the United States and Canada and e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the upholstered furniture and bedding leased and sold in Company-operated and franchised stores.

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
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$523,401	$420,756	$—	$944,157
Retail Sales[2]	—	12,809	—	12,809
Non-Retail Sales[2]	—	36,981	—	36,981
Franchise Royalties and Fees[2]	—	9,207	—	9,207
Interest and Fees on Loans Receivable[3]	—	—	8,646	8,646
Other	—	303	—	303
Total	$523,401	$480,056	$8,646	$1,012,103
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $7.9 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]
Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $7.0 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.

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
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $5.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
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

	Three Months Ended March 31,
(In Thousands)	2019	2018
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$55,388	$34,979
Aaron's Business[1]	17,588	33,079
DAMI	(2,668)	(1,306)
Total Earnings Before Income Taxes	$70,308	$66,752
1 Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2019 includes restructuring charges of $13.3 million related to closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, and other impairment charges in connection with the Company's strategic decision to close 84 Company-operated stores.
Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2018 includes net restructuring charges of $0.9 million related to store contractual lease obligations and severance costs, partially offset by gains recognized from the sale of the associated properties of stores closed under the restructuring program.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	March 31, 2019	December 31, 2018
Assets:
Progressive Leasing	$1,106,668	$1,088,227
Aaron's Business[1]	1,774,858	1,483,102
DAMI	89,533	95,341
Other[2]	266,907	160,022
Total Assets	$3,237,966	$2,826,692
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $14.5 million and $15.2 million as of March 31, 2019 and December 31, 2018, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.
NOTE 8. RESTRUCTURING
2019 Restructuring Programs
During the three months ended March 31, 2019, the Company initiated a restructuring program to further align its Company-operated Aaron's store base portfolio with marketplace demand. The program resulted in the closure and consolidation of 84 underperforming Company operated stores throughout the three months of 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total net restructuring expenses of $12.9 million were recorded for the three months ended March 31, 2019 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three months ended March 31, 2019 was comprised of closed store operating lease right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, and other impairment charges. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. The Company does not expect to incur material additional restructuring charges for this program.
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
Total net restructuring expenses of $0.4 million and $0.9 million were recorded for the three months ended March 31, 2019 and 2018 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three months ended March 31, 2019 was comprised principally of operating lease charges for stores closed under the restructuring program. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. The Company does not expect to incur any further material charges under the 2017 and 2016 restructuring programs. However, this estimate is subject to change based on future sublease activity and potential earlier buyouts of leases with landlords.
The following table summarizes restructuring charges for the three months ended March 31, 2019 and 2018, respectively, under the three programs:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Right-of-Use Asset Impairment and Operating Lease Charges	$9,522	$719
Fixed Asset Impairment	1,497	—
Severance	1,136	514
Other Expenses	1,126	—
Gain on Sale of Closed Store Properties	—	(327)
Total Restructuring Expenses	$13,281	$906
To date, the Company has incurred charges of $39.7 million under the 2016 and 2017 restructuring programs.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the three months ended March 31, 2019:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2019	$8,472	$651
ASC 842 Transition Adjustment[1]	(8,472)	—
Adjusted Balance at January 1, 2019	—	651
Restructuring Charges	—	1,136
Payments	—	(1,033)
Balance at March 31, 2019	$—	$754
1 Upon the adoption of ASC 842 on January 1, 2019, the Company reclassified the remaining liability for contractual lease obligations from accounts payable and accrued expenses to a reduction to operating lease right-of-use assets within its condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "forecast," "guidance," "intend," "could," "project," "estimate," "anticipate," "should," and similar terminology. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as the impact of increased regulation, changes in general economic conditions, including consumer confidence and demand for certain merchandise, increased competition, pricing pressures, the impact of legal proceedings faced by the Company, costs relating to protecting customer privacy and information security more generally and a failure to realize the expected benefits of our restructuring plans and strategic initiatives, the execution and results of our operational strategies, risks related to Progressive Leasing's "virtual" lease-to-own business, deteriorations in the business performance of our franchisees and our franchisee relationships, and the other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2019 and 2018, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2018 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2019, the Company's operating segments are Progressive Leasing, Aaron's Business and DAMI.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 20,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth throughout 2018 and through the first three months of 2019. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•	Strengthen relationships of Progressive Leasing current retail partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners;

•	Drive operational excellence in our Aaron's Business stores;

•	Grow revenue and new customers through our omnichannel platform;

•	Invest and innovate to provide a superior customer experience while lowering our costs to serve; and

•	Accelerate our vision of business transformation in the Aaron's Business at a larger scale.
We continue to invest in various Aaron's Business transformation initiatives including rapid customer onboarding, centralized decisioning and collections, and the introduction of our next generation store concepts to appeal to our changing target consumer market. We also continue to execute on various Aaron's Business store optimization initiatives, including strategic store consolidations. As a result of these store optimization initiatives and other cost-reduction initiatives, the Company closed and consolidated 84 Company-operated stores during the first three months of 2019 under a new restructuring program announced in January 2019.
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
Highlights
The following summarizes significant highlights from the three months ended March 31, 2019:

•
The Company reported record revenues of $1.012 billion in the first quarter of 2019 compared to $954.8 million for the first quarter of 2018. Earnings before income taxes increased to $70.3 million compared to $66.8 million during the first quarter of 2018.

•
Progressive Leasing reported revenues of $523.4 million in the first quarter of 2019, an increase of 7.6% over the first quarter of 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases (see the “Use of Non-GAAP Financial Information” section below), Progressive Leasing revenues increased 19.0% over the first quarter of 2018. Progressive Leasing's revenue growth is due to a 14.2% increase in total invoice volume, which was generated through an increase in invoice volume per active door. Progressive Leasing's earnings before income taxes increased to $55.4 million compared to $35.0 million during the first quarter of 2018, due mainly to its higher revenue.

•
Aaron's Business revenues increased to $480.1 million for the first quarter of 2019, compared to $458.8 million in the prior year period. Aaron's Business lease revenue and fees increased due to the acquisitions of various franchisees throughout 2017 and 2018, partially offset by declines in non-retail sales to our franchisees. Same store revenues increased 0.7% in the first quarter of 2019. Earnings before income taxes decreased to $17.6 million during the first quarter of 2019 compared to $33.1 million in the prior year period primarily due to restructuring charges of $13.3 million.

•
The Company generated cash from operating activities of $164.7 million for the three months ended March 31, 2019 compared to $196.6 million for the comparable period in 2018. The decrease in net cash from operating activities was impacted by net income tax refunds of $15.3 million during the three months ended March 31, 2019, compared to net income tax refunds of $75.4 million in the same period in 2018.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume	$394,727	$345,562
The increase in invoice volume was driven by a 17.9% increase in invoice volume per active door, partially offset by a 3.1% decrease in active doors.
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

Active Doors at March 31 (Unaudited)	2019	2018
Progressive Leasing Active Doors	19,795	20,434
The decrease in active door count was due primarily to store consolidation in the mattress industry and our exit from a mobile provider, partially offset by additions in other verticals.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended March 31, 2019, we calculated this amount by comparing revenues for the three months ended March 31, 2019 to revenues for the comparable period in 2018 for all stores open for the entire 15-month period ended March 31, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 0.7% for the three months ended March 31, 2019.
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
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the three months ended March 31, 2019 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, shipping and handling, advertising and marketing, the provision for loan losses, intangible asset amortization expense, software licensing expense and third-party consulting expense, among other expenses.
Restructuring Expenses, Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business, home office and field support functions. Restructuring expenses, net are comprised principally of closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, and other impairment charges.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
Interest Expense. Interest expense consists of interest incurred on fixed and variable rate debt.
Other Non-Operating Income, Net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan.

Results of Operations – Three months ended March 31, 2019 and 2018

	Three Months Ended March 31,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$944,157	$870,067	$74,090	8.5%
Retail Sales	12,809	8,516	4,293	50.4
Non-Retail Sales	36,981	53,230	(16,249)	(30.5)
Franchise Royalties and Fees	9,207	12,862	(3,655)	(28.4)
Interest and Fees on Loans Receivable	8,646	9,542	(896)	(9.4)
Other	303	592	(289)	(48.8)
	1,012,103	954,809	57,294	6.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	500,820	440,008	60,812	13.8
Retail Cost of Sales	8,632	5,662	2,970	52.5
Non-Retail Cost of Sales	29,196	48,020	(18,824)	(39.2)
Operating Expenses	387,216	390,232	(3,016)	(0.8)
Restructuring Expenses, Net	13,281	906	12,375	nmf
Other Operating Income, Net	(897)	(83)	(814)	nmf
	938,248	884,745	53,503	6.0
OPERATING PROFIT	73,855	70,064	3,791	5.4
Interest Income	101	202	(101)	(50.0)
Interest Expense	(4,956)	(4,326)	630	14.6
Other Non-Operating Income, Net	1,308	812	496	61.1
EARNINGS BEFORE INCOME TAXES	70,308	66,752	3,556	5.3
INCOME TAXES	14,230	14,506	(276)	(1.9)
NET EARNINGS	$56,078	$52,246	$3,832	7.3%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$523,401	$486,517	$36,884	7.6%
Aaron's Business	480,056	458,750	21,306	4.6
DAMI	8,646	9,542	(896)	(9.4)
Total Revenues from External Customers	$1,012,103	$954,809	$57,294	6.0%

The following table presents revenue by source and by segment for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$523,401	$420,756	$—	$944,157
Retail Sales	—	12,809	—	12,809
Non-Retail Sales	—	36,981	—	36,981
Franchise Royalties and Fees	—	9,207	—	9,207
Interest and Fees on Loans Receivable	—	—	8,646	8,646
Other	—	303	—	303
Total Revenues	$523,401	$480,056	$8,646	$1,012,103
1 For the three months ended March 31, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $56.1 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 to these condensed consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$486,517	$383,550	$—	$870,067
Retail Sales	—	8,516	—	8,516
Non-Retail Sales	—	53,230	—	53,230
Franchise Royalties and Fees	—	12,862	—	12,862
Interest and Fees on Loans Receivable	—	—	9,542	9,542
Other	—	592	—	592
Total Revenues	$486,517	$458,750	$9,542	$954,809
Progressive Bad Debt Expense	46,525	—	—	46,525
Total Revenues, net of Progressive Bad Debt Expense[1]	$439,992	$458,750	$9,542	$908,284
1 See the “Use of Non-GAAP Financial Information” section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 14.2% increase in total invoice volume, which was driven by an increase in invoice volume per active door, partially offset by the recognition of a provision for returns and uncollectible renewal payments of $56.1 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019.
Aaron's Business. Aaron's Business segment revenues increased $21.3 million primarily due to the net addition of 55 Company-operated stores and a 0.7% increase in same store revenues during the 15-month period ended March 31, 2019, which contributed to a $37.2 million increase in lease revenues and fees for the three months ended March 31, 2019. This increase was offset by a $16.2 million decrease in non-retail sales primarily due to the net reduction of 182 franchised stores resulting from the Company's acquisition of various franchisees during the 15-month period ended March 31, 2019, and decreasing demand for product by franchisees. The acquisitions of various franchisees throughout 2017, 2018 and 2019 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the three months ended March 31, 2019 compared to the same period in the prior year.

Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2019 as compared to the first quarter of 2018 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2019	2018	$	%
Personnel Costs	$181,750	$170,213	$11,537	6.8%
Occupancy Costs	58,128	54,217	3,911	7.2
Provision for Lease Merchandise Write-Offs	56,995	44,470	12,525	28.2
Bad Debt Expense	1,125	46,542	(45,417)	(97.6)
Shipping and Handling	19,188	18,435	753	4.1
Advertising	13,583	10,399	3,184	30.6
Provision for Loan Losses	4,255	4,492	(237)	(5.3)
Intangible Amortization	9,997	7,319	2,678	36.6
Other Operating Expenses	42,195	34,145	8,050	23.6
Operating Expenses	$387,216	$390,232	$(3,016)	(0.8)%
As a percentage of total revenues, operating expenses decreased to 38.3% in 2019 from 40.9% in the same period in 2018.
Personnel costs increased by $8.3 million in our Aaron's Business segment and $3.3 million at our Progressive Leasing segment. The increase in personnel costs is due to the Aaron's Business acquisition of 152 franchised stores during 2018, hiring to support Aaron's Business transformation initiatives and the growth of Progressive Leasing, partially offset by the closure and merger of underperforming stores and a reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to higher store maintenance expenses and the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the three months ended March 31, 2019 primarily due to Progressive Leasing's invoice volume growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.0% in 2019 compared to 6.8% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 4.8% in 2019 from 3.8% in 2018. This increase is due to an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues during the three months ended March 31, 2019.
Bad debt expense decreased during the three months ended March 31, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the three months ended March 31, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at DAMI.
Advertising expense increased during the three months ended March 31, 2019 due to an increase in various advertising initiatives in our Aaron's Business segment.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisition of 152 franchised stores throughout 2018.
Other operating expenses increased due to higher third-party consulting costs, legal expenses and software licensing expense.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 53.0% from 50.6% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 68.8% in 2019 compared to 70.6% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.5% in 2019 from 33.7% in the prior year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 67.4% from 66.5% primarily due to higher discounting of pre-leased merchandise during 2019 as compared to 2018.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 78.9% from 90.2% primarily due to lower inventory purchase cost during 2019 as compared to 2018.
Restructuring Expenses, Net. The Company's restructuring actions relate to announced closures and consolidations of underperforming Company-operated Aaron's stores and workforce reductions in our store support centers and field support operations under the 2016, 2017, and 2019 restructuring programs. Restructuring activity for the three months ended March 31, 2019 was comprised of expenses of $13.3 million, which were primarily to record impairment of operating lease right-of-use assets, fixed assets, and other assets related to the stores identified for closure under the 2019 restructuring program as well as severance expenses related to workforce reductions in our store support center and field support operations. Restructuring activity for the three months ended March 31, 2018 was comprised of expenses of $0.9 million related to changes in assumptions related to Aaron's contractual lease obligations for closed stores and workforce reductions, partially offset by gains recognized on the sale of properties closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2019	2018	$	%
Losses (gains) on sales of stores and customer agreements	$4	$(72)	$76	nmf
Net gains on sales of delivery vehicles	(108)	(134)	26	19.4
Gain on insurance recoveries	(892)	—	(892)	nmf
Impairment charges and net losses on asset dispositions, assets held for sale and other	99	123	(24)	(19.5)
Other operating income, net	$(897)	$(83)	$(814)	nmf
nmf—Calculation is not meaningful
The gain on insurance recoveries of $0.9 million during the three months ended March 31, 2019 relates to payments received from insurance carriers for Hurricanes Harvey and Irma claims in excess of the related property insurance receivables.
Operating Profit
Interest expense. Interest expense increased to $5.0 million in 2019 from $4.3 million in 2018 due primarily to a higher outstanding debt balance during the three months ended March 31, 2019.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains were not significant during the three months ended March 31, 2019. Included in other non-operating income, net were foreign exchange remeasurement gains of $0.6 million during the three months ended March 31, 2018. These net gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $1.3 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$55,388	$34,979	$20,409	58.3%
Aaron's Business	17,588	33,079	(15,491)	(46.8)
DAMI	(2,668)	(1,306)	(1,362)	(104.3)
Total Earnings Before Income Taxes	$70,308	$66,752	$3,556	5.3%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $14.2 million for the three months ended March 31, 2019 compared to $14.5 million in the prior year comparable period due to a decrease in the effective tax rate to 20.2% in 2019 from 21.7% in 2018.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2018 to March 31, 2019 include:

•	Cash and cash equivalents increased $108.9 million to $124.2 million at March 31, 2019. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
As a result of the adoption of ASC 842 as of January 1, 2019, the Company recorded operating lease right-of-use assets and operating lease liabilities of $370.3 million and $406.6 million, respectively, as of March 31, 2019.

•	Income tax receivable decreased $15.7 million due primarily to net income tax refunds of $15.3 million received during the three months ended March 31, 2019.
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
As of March 31, 2019, the Company had $124.2 million of cash and $389.0 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $164.7 million and $196.6 million during the three months ended March 31, 2019 and 2018, respectively. The $31.8 million decrease in operating cash flows was primarily driven by net tax refunds of $15.3 million during the three months ended March 31, 2019 compared to net tax refunds of $75.4 million during the three months ended March 31, 2018. The Tax Act changed previous tax laws by providing for 100% expense deduction of the Company's lease merchandise inventory purchased by the Company after September 27, 2017. As a result of the provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017 and therefore qualified for and received a refund related to 2017 income tax payments during the three months ended March 31, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2019.
Cash Used in Investing Activities
Cash used in investing activities was $26.0 million and $18.0 million during the three months ended March 31, 2019 and 2018, respectively. The $8.1 million increase in investing cash outflows was primarily due to (i) $6.6 million of additional outflows related to the purchase of property, plant and equipment and (ii) $2.2 million lower proceeds from the sale of property, plant and equipment, partially offset by $1.3 million lower outflows as a result of the acquisition of businesses and customer agreements during the three months ended March 31, 2019 as compared to the same period in 2018.
Cash Used in Financing Activities
Cash used in financing activities was $29.9 million and $40.2 million during the three months ended March 31, 2019 and 2018, respectively. The $10.3 million decrease in financing cash outflows was primarily due to an $18.4 million decrease in the Company's repurchases of outstanding common stock in 2019 compared to 2018, partially offset by a $6.1 million increase in net repayments of debt as compared to the three months ended March 31, 2018.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of March 31, 2019, we have the authority to purchase additional shares up to our remaining authorization limit of $331.3 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 32 consecutive years. At its November 2018 meeting, our board of directors increased the quarterly dividend to $0.035 per share from $0.03 per share. Aggregate dividend payments for the three months ended March 31, 2019 were $2.4 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of March 31, 2019, $225.0 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of March 31, 2019 was $389.0 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of March 31, 2019, the Company had outstanding $180.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at March 31, 2019 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the three months ended March 31, 2019, we received net tax refunds of $15.3 million. Within the next nine months, we anticipate we will make no cash payments for U.S. federal income taxes and estimated payments of $0.4 million for Canadian income taxes, and an estimated $4.5 million for state income taxes.
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
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, under which the maximum facility commitment amount under the franchisee loan program was $55.0 million as of March 31, 2019. At March 31, 2019, the total amount that we might be obligated to repay in the event franchisees defaulted was $36.8 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of March 31, 2019, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $316.0 million and $316.4 million as of March 31, 2019 and December 31, 2018, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.6 million and $0.5 million as of March 31, 2019 and December 31, 2018, respectively.
Critical Accounting Policies
Refer to the 2018 Annual Report.

Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

Use of Non-GAAP Financial Information
The "Results of Operations" section above discloses non-GAAP revenues as if the lessor accounting impacts of ASC 842 were in effect for the three months ended March 31, 2018. “Total Revenues, net of Progressive Bad Debt Expense” and the related percentages for the comparable prior year period are a supplemental measure of our performance that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) in place during 2018. These non-GAAP measures assume that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018.
Management believes these non-GAAP measures for 2018 provide relevant and useful information for users of our financial statements, as it provides comparability with the financial results we are reporting beginning in 2019 when ASC 842 became effective and we began reporting Progressive bad debt expense as a reduction to lease revenues and fees. We believe these non-GAAP measures provide management and investors the ability to better understand the results from the primary operations of our business in 2019 compared with 2018 by classifying Progressive bad debt expense consistently between the periods.
These non-GAAP financial measures should not be used as a substitute for, or considered superior to, measures of financial performance prepared in accordance with GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 6 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2019 through January 31, 2019	—	—	—	$331,265,263
February 1, 2019 through February 28, 2019	—	—	—	331,265,263
March 1, 2019 through March 31, 2019	—	—	—	331,265,263
Total	—		—
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Form of Severance and Change-in-Control Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Earnings for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	April 25, 2019	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	April 25, 2019	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)