Form 10-Q
period 2019-06-30
AARON'S INC
filed 2019-07-25
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
 ________________________________
 AARON’S INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia				58-0687630
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)

400 Galleria Parkway SE	Suite 300	Atlanta	Georgia	30339-3182
(Address of principal executive offices)				(Zip Code)
(678) 402-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	AAN	New York Stock Exchange

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 19, 2019
Common Stock, $0.50 Par Value	67,547,497

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$100,242	$15,278
Accounts Receivable (net of allowances of $63,000 in 2019 and $62,704 in 2018)	85,257	98,159
Lease Merchandise (net of accumulated depreciation and allowances of $855,365 in 2019 and $816,928 in 2018)	1,292,724	1,318,470
Loans Receivable (net of allowances and unamortized fees of $18,947 in 2019 and $19,941 in 2018)	69,974	76,153
Property, Plant and Equipment at Cost (net of accumulated depreciation of $300,983 in 2019 and $284,287 in 2018)	233,073	229,492
Operating Lease Right-of-Use Assets	338,805	—
Goodwill	736,202	733,170
Other Intangibles (net of accumulated amortization of $147,440 in 2019 and $130,116 in 2018)	207,066	228,600
Income Tax Receivable	11,921	29,148
Prepaid Expenses and Other Assets	104,934	98,222
Total Assets	$3,180,198	$2,826,692
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$226,913	$293,153
Deferred Income Taxes Payable	288,291	267,500
Customer Deposits and Advance Payments	80,680	80,579
Operating Lease Liabilities	386,989	—
Debt	347,767	424,752
Total Liabilities	1,330,640	1,065,984
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2019 and December 31, 2018; Shares Issued: 90,752,123 at June 30, 2019 and December 31, 2018	45,376	45,376
Additional Paid-in Capital	277,533	278,922
Retained Earnings	2,101,915	2,005,344
Accumulated Other Comprehensive Loss	(45)	(1,087)
	2,424,779	2,328,555
Less: Treasury Shares at Cost
Common Stock: 23,204,626 Shares at June 30, 2019 and 23,567,979 at December 31, 2018	(575,221)	(567,847)
Total Shareholders’ Equity	1,849,558	1,760,708
Total Liabilities & Shareholders’ Equity	$3,180,198	$2,826,692
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$907,565	$845,938	$1,851,722	$1,716,005
Retail Sales	8,898	6,592	21,707	15,108
Non-Retail Sales	34,124	53,661	71,105	106,891
Franchise Royalties and Fees	8,605	12,125	17,812	24,987
Interest and Fees on Loans Receivable	8,610	9,208	17,256	18,750
Other	339	335	642	927
	968,141	927,859	1,980,244	1,882,668
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	474,868	415,414	975,688	855,422
Retail Cost of Sales	5,651	4,156	14,283	9,818
Non-Retail Cost of Sales	28,948	47,068	58,144	95,088
Operating Expenses	383,576	388,337	770,792	778,569
Restructuring Expenses (Reversals), Net	18,738	(882)	32,019	24
Other Operating Income, Net	(3,486)	(165)	(4,383)	(248)
	908,295	853,928	1,846,543	1,738,673
OPERATING PROFIT	59,846	73,931	133,701	143,995
Interest Income	944	154	1,045	356
Interest Expense	(4,300)	(3,807)	(9,256)	(8,133)
Impairment of Investment	—	(20,098)	—	(20,098)
Other Non-Operating Income (Expense), Net	329	(200)	1,637	612
EARNINGS BEFORE INCOME TAXES	56,819	49,980	127,127	116,732
INCOME TAXES	14,169	11,479	28,399	25,985
NET EARNINGS	$42,650	$38,501	$98,728	$90,747
EARNINGS PER SHARE
Basic	$0.63	$0.55	$1.46	$1.30
Assuming Dilution	$0.62	$0.54	$1.44	$1.27
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0350	$0.0300	$0.0700	$0.0600
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,687	69,645	67,492	69,875
Assuming Dilution	68,793	70,837	68,784	71,428
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net Earnings	$42,650	$38,501	$98,728	$90,747
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	618	(535)	1,042	(1,012)
Total Other Comprehensive Income (Loss)	618	(535)	1,042	(1,012)
Comprehensive Income	$43,268	$37,966	$99,770	$89,735
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$98,728	$90,747
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	975,688	855,422
Other Depreciation and Amortization	53,862	44,591
Accounts Receivable Provision	137,611	113,077
Provision for Credit Losses on Loans Receivable	9,223	9,540
Stock-Based Compensation	14,231	15,143
Deferred Income Taxes	19,928	39,684
Impairment of Assets	26,267	20,098
Non-Cash Lease Expense	58,073	—
Other Changes, Net	(3,390)	(1,076)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,141,863)	(1,034,838)
Book Value of Lease Merchandise Sold or Disposed	196,219	199,846
Accounts Receivable	(126,112)	(97,385)
Prepaid Expenses and Other Assets	(6,847)	(7,965)
Income Tax Receivable	17,227	54,242
Operating Lease Liabilities	(62,541)	—
Accounts Payable and Accrued Expenses	(21,465)	(36,165)
Customer Deposits and Advance Payments	(200)	1,819
Cash Provided by Operating Activities	244,639	266,780
INVESTING ACTIVITIES:
Investments in Loans Receivable	(29,506)	(31,797)
Proceeds from Loans Receivable	27,720	30,150
Proceeds from Investments	—	666
Outflows on Purchases of Property, Plant and Equipment	(48,059)	(32,785)
Proceeds from Property, Plant and Equipment	1,425	4,349
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(7,612)	(14,401)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	755	318
Cash Used in Investing Activities	(55,277)	(43,500)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	(16,000)	—
Repayments on Debt	(61,465)	(96,173)
Dividends Paid	(4,717)	(2,111)
Acquisition of Treasury Stock	(14,414)	(68,432)
Issuance of Stock Under Stock Option Plans	5,056	4,134
Shares Withheld for Tax Payments	(12,977)	(17,282)
Debt Issuance Costs	—	(55)
Cash Used in Financing Activities	(104,517)	(179,919)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	119	(75)
Increase in Cash and Cash Equivalents	84,964	43,286
Cash and Cash Equivalents at Beginning of Period	15,278	51,037
Cash and Cash Equivalents at End of Period	$100,242	$94,323
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2019, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and DAMI.
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
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume[1]	$403,410	$335,088
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
The Company acquired the store operations of five franchisees during the six months ended June 30, 2019 and five franchisees during the six months ended June 30, 2018. Refer to Note 2 to these condensed consolidated financial statements.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of June 30 (Unaudited)	2019	2018
Company-operated Aaron's Branded Stores	1,171	1,179
Franchised Stores	357	530
Systemwide Stores	1,528	1,709

DAMI partners with merchants to provide a variety of revolving credit products originated through two, third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report") filed with the U.S. Securities and Exchange Commission on February 14, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of operating results for the full year.
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
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2019	2018	2019	2018
Weighted Average Shares Outstanding	67,687	69,645	67,492	69,875
Dilutive Effect of Share-Based Awards	1,106	1,192	1,292	1,553
Weighted Average Shares Outstanding Assuming Dilution	68,793	70,837	68,784	71,428

Approximately 522,000 and 482,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2019, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 493,000 and 340,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2018, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, consumer electronics, home appliances, jewelry and accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Progressive Leasing segment offers customers of traditional and e-commerce retailers a virtual lease purchase solution through leases with month to month terms that can be renewed up to 12 months. The Company's Aaron's-branded stores and its e-commerce platform offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments.
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
The customer is typically required to make periodic minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 25% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. For credit cards that provide deferred interest, if the balance is not paid off during the promotional period or if the cardholder defaults, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires. For credit cards that provide reduced interest, if the balance is not paid off during the promotional period, interest is billed to the cardholder at standard rates in the month that the promotional period expires or when the cardholder defaults.

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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2019	December 31, 2018
Customers	$60,579	$60,879
Corporate	12,024	18,171
Franchisee	12,654	19,109
Accounts Receivable	$85,257	$98,159

The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and the Aaron's Business operations. The Company’s policy for its Progressive Leasing segment is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. During 2019, the Company adopted ASU 2016-02, Leases ("ASC 842") which resulted in the Progressive Leasing provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
For the Aaron's Business operations, contractually required lease payments are accrued when due. The Aaron's Business policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. Aaron's Business write-off of lease receivables that are 60 days or more past due occur on pre-determined dates twice monthly.
DAMI's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings.
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2019	2018
Bad Debt Expense[1]	$1,166	$96,651
Provision for Returns and Uncollectible Renewal Payments[2]	136,445	16,426
Accounts Receivable Provision	$137,611	$113,077

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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2019	December 31, 2018
Merchandise on Lease	$1,036,456	$1,053,684
Merchandise Not on Lease	256,268	264,786
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,292,724	$1,318,470

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
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2019	2018
Beginning Balance	$46,694	$35,629
Merchandise Written off, net of Recoveries	(105,571)	(80,856)
Provision for Write-offs	117,994	91,420
Ending Balance	$59,117	$46,193

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
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2019 and December 31, 2018 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	June 30, 2019	December 31, 2018
600 or Less	4.5%	3.7%
Between 600 and 700	79.6%	77.9%
700 or Greater	15.9%	18.4%

Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2019	December 31, 2018
Prepaid Expenses	$32,937	$30,763
Prepaid Insurance	26,400	27,948
Assets Held for Sale	8,992	6,589
Deferred Tax Asset	8,761	8,761
Other Assets	27,844	24,161
Prepaid Expenses and Other Assets	$104,934	$98,222

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2019 and December 31, 2018. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of June 30, 2019 and December 31, 2018 is $9.0 million and $6.6 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2019	December 31, 2018
Accounts Payable	$57,414	$88,369
Accrued Insurance Costs	40,745	40,423
Accrued Salaries and Benefits	40,125	40,790
Accrued Real Estate and Sales Taxes	27,379	30,332
Deferred Rent[1]	—	27,270
Other Accrued Expenses and Liabilities[1]	61,250	65,969
Accounts Payable and Accrued Expenses	$226,913	$293,153

[1]
Amounts as of June 30, 2019 were impacted by the January 1, 2019 adoption of ASC 842. Upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve were reclassified as a reduction to the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet.

Debt
At June 30, 2019, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2018 Annual Report for further information regarding the Company's indebtedness.
Stockholders' Equity
Changes in stockholders' equity for the six months ended June 30, 2019 and 2018 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	$(563,583)	$45,376	$270,727	$2,061,651	$(663)	$1,813,508
Cash Dividends, $0.035 per share	—	—	—	—	(2,386)	—	(2,386)
Stock-Based Compensation	—	—	—	6,522	—	—	6,522
Reissued Shares	113	2,776	—	284	—	—	3,060
Repurchased Shares	(243)	(14,414)	—	—	—	—	(14,414)
Net Earnings	—	—	—	—	42,650	—	42,650
Foreign Currency Translation Adjustment	—	—	—	—	—	618	618
Balance, June 30, 2019	(23,205)	$(575,221)	$45,376	$277,533	$2,101,915	$(45)	$1,849,558

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2017	(20,733)	$(407,713)	$45,376	$270,043	$1,819,524	$774	$1,728,004
Opening Balance Sheet Adjustment - ASC 606, net of taxes	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.03 per share	—	—	—	—	(2,146)	—	(2,146)
Stock-Based Compensation	—	—	—	7,862	—	—	7,862
Reissued Shares	545	3,441	—	(12,602)	—	—	(9,161)
Repurchased Shares	(391)	(18,407)	—	—	—	—	(18,407)
Net Earnings	—	—	—	—	52,246	—	52,246
Foreign Currency Translation Adjustment	—	—	—	—	—	(477)	(477)
Balance, March 31, 2018	(20,579)	$(422,679)	$45,376	$265,303	$1,867,895	$297	$1,756,192
Cash Dividends, $0.03 per share	—	—	—	—	(2,087)	—	(2,087)
Stock-Based Compensation	—	—	—	6,380	—	—	6,380
Reissued Shares	220	1,795	—	(5,408)	—	—	(3,613)
Repurchased Shares	(1,234)	(50,025)	—	—	—	—	(50,025)
Net Earnings	—	—	—	—	38,501	—	38,501
Foreign Currency Translation Adjustment	—	—	—	—	—	(535)	(535)
Balance, June 30, 2018	(21,593)	$(470,909)	$45,376	$266,275	$1,904,309	$(238)	$1,744,813

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
Related Party Transactions
Aaron Ventures I, LLC, which we refer to as "Aaron Ventures," was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of June 30, 2019, the Company had three remaining operating leases with Aaron Ventures with expiration dates between 2023 and 2025. The rate of interest implicit in the leases is approximately 9.7%. The land and buildings, associated depreciation expense and lease obligations are recorded in the Company's condensed consolidated financial statements. The three operating leases have aggregate annual rental payments of approximately $0.2 million.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Disclosure of Noncash Investing Transactions
During the three months ended June 30, 2018, the Company entered into transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
In addition, the purchase price for the acquisition of certain franchisees made during the six months ended June 30, 2019 and 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.3 million and $0.4 million, respectively. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statements of cash flows for the respective periods.
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
During the six months ended June 30, 2019, the Company received cash payments of $2.7 million and an executed agreement confirming an additional, final settlement amount of $4.3 million to be received from its insurers related to the property damage and business interruption claims resulting from Hurricanes Harvey and Irma. Settled property damage claims (either received in cash or deemed collectible as of June 30, 2019) that were in excess of the respective insurance receivable balances, as well as business interruption proceeds, resulted in gains of $4.5 million during the six months ended June 30, 2019. These gains were recorded within other operating income, net in the condensed consolidated statements of earnings. As of June 30, 2019, the Company has an insurance receivable of $4.3 million related to the final settlement amount, which the Company believes is probable of receipt.

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
As a lessor, a majority of the Company’s revenue generating activities are within the scope of ASC 842. The new standard did not materially impact the timing of revenue recognition. Effective January 1, 2019, ASC 842 resulted in the Company classifying the Progressive Leasing provision for returns and uncollectible renewal payments as a reduction of lease revenue and fees within the condensed consolidated statements of earnings. For periods reported herein prior to January 1, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings. The Aaron’s Business provision for returns and uncollectible renewal payments has historically been, and continues to be recorded as, a reduction to lease revenue and fees. The Company has customer lease agreements with lease and non-lease components that fall within the scope of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"). The Company has elected to aggregate these components into a single component for all classes of underlying assets as the lease and non-lease components generally have the same timing and pattern of transfer.
The new standard also impacts the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as operating lease right-of-use assets and operating lease liabilities. See Note 5 to these condensed consolidated financial statements for further details regarding the Company’s leasing activities as a lessee. The Company elected to adopt a package of practical expedients offered by the FASB which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of the standard is to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. Under the new standard, entities will be required to apply the accounting guidance as prescribed by ASC 350-40, Internal Use Software, in determining which implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. As a result, certain implementation costs which were previously expensed by the Company are now eligible for capitalization under ASU 2018-15. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2018-15 on a prospective basis effective January 1, 2019, and the impact to the condensed consolidated financial statements was not significant. Costs eligible for capitalization will be capitalized within prepaid expenses and other assets and expensed through operating expenses in the condensed consolidated balance sheets and statements of earnings, respectively.

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
The Company's operating lease activities within Aaron's Business and Progressive Leasing will not be impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL model. The Company will be impacted by ASU 2016-13 within its DAMI segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. DAMI acquires loan receivables from merchants through its third-party bank partners at a discount from the face value of the loan, referred to as the "merchant fee discount." The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value, which is primarily intended to cover the risk of credit loss related to the portfolio of loans originated. Although the CECL model will require the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount will continue to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the Company expects higher losses to be recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest income, and as interest income is accrued and earned on the outstanding loan. Although the CECL model will result in earlier recognition of credit losses in the statements of earnings, no changes are expected related to the loan cash flows.
The Company has evaluated the guidance in ASU 2016-13 related to purchased financial assets with credit deterioration ("PCD Method") and currently expects that its loans receivable would not qualify for the PCD Method as, generally, a more-than-insignificant deterioration in credit quality since origination does not occur. The Company is in the process of implementing a software solution to support the new accounting requirements for the Company's loans receivable and has organized a project implementation team to identify and implement changes to processes and procedures that will be necessary to adopt ASU 2016-13. The Company is also continuing to evaluate other various potential impacts of CECL, such as accounting for troubled debt restructuring and its reserve for losses on unfunded loan commitments.
NOTE 2. ACQUISITIONS
Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 Aaron's-branded franchised stores operated by franchisees for an aggregate purchase price of $189.8 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements.
The acquired operations generated revenues of $45.9 million and $94.8 million during the three and six months ended June 30, 2019, respectively, and $4.0 million and $5.2 million during the comparable prior year periods. The acquired operations generated losses before income taxes of $1.1 million and earnings before income taxes of $1.5 million during the three and six months ended June 30, 2019, respectively, and earnings before income taxes of $0.6 million and $0.8 million during the comparable prior year periods. The revenues and earnings before income taxes described above are included in our condensed consolidated statements of earnings for the respective periods.
The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisitions, and restructuring charges incurred under the 2019 restructuring program associated with the closure of a number of acquired stores. The revenues and earnings before income taxes of the acquired operations discussed above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue and expenses to the Company from the franchisees during the three and six months ended June 30, 2019 and 2018 had the transaction not been completed.

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

(In Thousands)	Amounts Recognized as of Acquisition Dates (as of March 31, 2019)[1]	Acquisition Accounting Adjustments	Amounts Recognized as of Acquisition Dates (as of June 30, 2019)
Purchase Price	$189,826	$341	$190,167
Add: Settlement of Pre-existing Relationship	5,405	—	5,405
Less: Working Capital Adjustments	155	—	155
Aggregate Consideration Transferred	195,386	341	195,727
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	50	—	50
Lease Merchandise	59,616	—	59,616
Property, Plant and Equipment	5,568	—	5,568
Operating Lease Right-of-Use Assets	—	—	—
Other Intangibles[2]	24,498	—	24,498
Prepaid Expenses and Other Assets	1,206	—	1,206
Total Identifiable Assets Acquired	90,938	—	90,938
Accounts Payable and Accrued Expenses	(910)	(67)	(977)
Customer Deposits and Advance Payments	(5,156)	—	(5,156)
Total Liabilities Assumed	(6,066)	(67)	(6,133)
Goodwill[3]	110,514	408	110,922
Net Assets Acquired	$84,872	$(67)	$84,805
1 As previously reported in Note 2 to the condensed consolidated financial statements as of March 31, 2019.
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
The Company incurred $1.6 million of acquisition-related costs in connection with the franchisee acquisitions, substantially all of which were incurred during 2018. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
In addition to the acquisitions discussed above, the Company acquired the store operations of five franchisees during the six months ended June 30, 2019 and the six months ended June 30, 2018.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $7.6 million and $14.4 million during the six months ended June 30, 2019 and 2018, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 was not significant.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,295)	$—	$—	$(10,389)	$—

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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,992	$—	$—	$6,589	$—

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

(In Thousands)	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long-Term Debt[1]	—	(124,590)	—	—	(183,765)	—

1 The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $120.0 million and $180.0 million at June 30, 2019 and December 31, 2018, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2019	December 31, 2018
Credit Card Loans[1]	$86,763	$90,406
Acquired Loans[2]	2,158	5,688
Loans Receivable, Gross	88,921	96,094

Allowance for Loan Losses	(12,783)	(12,970)
Unamortized Fees	(6,164)	(6,971)
Loans Receivable, Net of Allowances and Unamortized Fees	$69,974	$76,153

1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	June 30, 2019	December 31, 2018
30-59 days past due	6.9%	6.9%
60-89 days past due	3.6%	3.4%
90 or more days past due	4.1%	4.3%
Past due loans receivable	14.6%	14.6%
Current loans receivable	85.4%	85.4%
Balance of Credit Card Loans on Nonaccrual Status	$1,756	$2,110
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The tables below present the components of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(In Thousands)	2019	2018
Beginning Balance	$12,363	$10,699
Provision for Loan Losses	4,968	5,048
Charge-offs	(5,158)	(4,592)
Recoveries	610	431
Ending Balance	$12,783	$11,586

	Six Months Ended June 30,
(In Thousands)	2019	2018
Beginning Balance	$12,970	$11,454
Provision for Loan Losses	9,223	9,540
Charge-offs	(10,642)	(10,210)
Recoveries	1,232	802
Ending Balance	$12,783	$11,586

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
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its Aaron's Business store-based operations, call center space and hubs for its Progressive Leasing segment, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties while maintaining its primary obligation as the intermediate lessor. The Company leases transportation vehicles under operating and finance leases, most of which generally expire during the next three years. The transportation leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company has existing leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next three years. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease.
Finance lease costs are comprised of the amortization of right-of-use assets and the interest accretion on discounted lease liabilities, which are recorded within operating expenses and interest expense, respectively, in the Company’s condensed consolidated statements of earnings. Operating lease costs are recorded on a straight-line basis within operating expenses. For stores that are related to the Company's restructuring programs as described in Note 8, operating lease costs recorded subsequent to any necessary operating lease right-of-use asset impairment charges are recognized in a pattern that is generally accelerated within restructuring expenses, net in the Company’s condensed consolidated statements of earnings. The Company’s total lease expense is comprised of the following:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$440	$906
Interest on Lease Liabilities	100	213
Total Finance Lease Cost:	540	1,119

Operating Lease Cost:
Operating Lease Cost Classified within Operating Expenses[1]	27,929	57,142
Operating Lease Cost Classified within Restructuring Expenses, Net	837	1,640
Sublease Receipts	(1,039)	(1,771)
Total Operating Lease Cost:	27,727	57,011

Total Lease Cost	$28,267	$58,130
1 Includes short-term and variable lease costs, which are not significant.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information regarding the Company’s leasing activities as a lessee is as follows:

Six Months Ended
(In Thousands)	June 30, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$261
Operating Cash Flows for Operating Leases	62,541
Financing Cash Flows for Finance Leases	1,202
Total Cash Paid for Amounts Included in Measurement of Lease Liabilities	64,004
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	—
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities, Net of Exercised Early Lease Termination Options	$14,891

Supplemental balance sheet information related to leases is as follows:

(In Thousands)	Balance Sheet Classification	June 30, 2019
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$338,805
Finance Lease Assets	Property, Plant and Equipment, Net	2,116
Total Lease Assets		$340,921

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$386,989
Finance Lease Liabilities	Debt	3,962
Total Lease Liabilities		$390,951

Most of the Company’s real estate leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as the Company's historical experience indicates that renewal options are not reasonably certain to be exercised. Additionally, the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates, and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s finance and operating leases:

	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	5.9%	1.5
Operating Leases	3.6%	5.1
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement, including renewal options that the Company is reasonably certain to exercise, and do not include purchase options. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of June 30, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheet.

(In Thousands)	Operating Leases	Finance Leases	Total
2019	$55,063	$1,327	$56,390
2020	105,901	2,084	107,985
2021	83,319	853	84,172
2022	62,929	87	63,016
2023	42,406	—	42,406
Thereafter	76,525	—	76,525
Total Undiscounted Cash Flows	426,143	4,351	430,494
Less: Interest	39,154	389	39,543
Present Value of Lease Liabilities	$386,989	$3,962	$390,951

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At June 30, 2019, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $35.4 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company has had no significant associated losses. The Company believes the likelihood of any significant amounts being funded by the Company in connection with these guarantees to be remote. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.4 million and $0.3 million as of June 30, 2019 and December 31, 2018. The maximum facility commitment amount under the franchisee loan program was $55.0 million at June 30, 2019, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million.
The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2018 Annual Report. The Company is in compliance with all covenants at June 30, 2019 and believes it will continue to be in compliance in the future.

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
At June 30, 2019 and December 31, 2018, the Company had accrued $1.2 million and $1.4 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.4 million as of June 30, 2019.
At June 30, 2019, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $1.5 million and $3.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
In March 2014, the United States District Court dismissed all claims against all franchisees other than Aspen Way Enterprises, LLC, dismissed claims for invasion of privacy, aiding and abetting, and conspiracy against all defendants, and denied plaintiffs’ motion to certify a class action, but denied the Company’s motion to dismiss the claims alleging ECPA violations. Following an appeal of the decision to deny class certification, the matter was sent back to the District Court and, on September 26, 2017, the District Court denied plaintiffs' motion for class certification. A petition with the United States Court of Appeals for permission to appeal the denial of class certification a second time was denied on December 11, 2018. The case is now proceeding for determination on an individual basis as to the named plaintiffs. The case is on a trial calendar in October 2019. The Company filed a motion for summary judgment in July 2019.
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
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC") regarding disclosures related to financial products offered by the Company through the Aaron’s Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe we are in compliance with the FTC Act, these inquiries could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. The Company submitted a significant amount of documentation from both the Aaron’s Business and Progressive Leasing in October 2018 and continues to work with the FTC as its inquiry proceeds.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $307.5 million and $316.4 million as of June 30, 2019 and December 31, 2018, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.6 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2018 Annual Report for further information.
NOTE 7. SEGMENTS
As of June 30, 2019, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
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
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$516,333	$391,232	$—	$907,565
Retail Sales[2]	—	8,898	—	8,898
Non-Retail Sales[2]	—	34,124	—	34,124
Franchise Royalties and Fees[2]	—	8,605	—	8,605
Interest and Fees on Loans Receivable[3]	—	—	8,610	8,610
Other	—	339	—	339
Total	$516,333	$443,198	$8,610	$968,141
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $6.9 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]
Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $6.3 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.

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
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue by source and by segment for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$1,039,734	$811,988	$—	$1,851,722
Retail Sales[2]	—	21,707	—	21,707
Non-Retail Sales[2]	—	71,105	—	71,105
Franchise Royalties and Fees[2]	—	17,812	—	17,812
Interest and Fees on Loans Receivable[3]	—	—	17,256	17,256
Other	—	642	—	642
Total	$1,039,734	$923,254	$17,256	$1,980,244
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $13.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]
Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $13.4 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$58,406	$44,575	$113,794	$79,554
Aaron's Business[1]	138	7,697	17,726	40,776
DAMI	(1,725)	(2,292)	(4,393)	(3,598)
Total Earnings Before Income Taxes	$56,819	$49,980	$127,127	$116,732

1 Earnings before income taxes for the Aaron's Business during the six months ended June 30, 2019 were impacted by (i) restructuring charges of $32.0 million related to closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, and other impairment charges in connection with the Company's strategic decision to close Company-operated stores, of which $18.7 million was incurred during the three months ended June 30, 2019 and (ii) gains on insurance recoveries of $4.5 million related to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables, of which $3.6 million was recorded during the three months ended June 30, 2019.
Earnings before income taxes for the Aaron's Business during the three and six months ended June 30, 2018 includes a full impairment of the PerfectHome investment of $20.1 million and restructuring reversals of $0.9 million.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	June 30, 2019	December 31, 2018
Assets:
Progressive Leasing	$1,128,719	$1,088,227
Aaron's Business[1]	1,727,615	1,483,102
DAMI	86,753	95,341
Other[2]	237,111	160,022
Total Assets	$3,180,198	$2,826,692
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $15.7 million and $15.2 million as of June 30, 2019 and December 31, 2018, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.
NOTE 8. RESTRUCTURING
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its Company-operated Aaron's store base portfolio, which resulted in the closure and consolidation of 84 underperforming Company operated stores throughout the first three months of 2019. During the second quarter of 2019, the Company identified an additional 70 stores to be closed, consolidated, or relocated, with the majority of the stores closing during the three months ended June 30, 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total net restructuring expenses of $18.1 million and $31.0 million were recorded for the three and six months ended June 30, 2019 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three and six months ended June 30, 2019 was comprised of closed store operating lease right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment, related workforce reductions, and other impairment charges. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. The Company does not expect to incur material additional restructuring charges for this program. However, this estimate is subject to change based on future sublease activity and potential earlier buyouts of leases with landlords.
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
Total net restructuring expenses of $0.6 million and $1.0 million were recorded for the three and six months ended June 30, 2019 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring activity for the three and six months ended June 30, 2019 was comprised principally of additional operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity and early buyouts of leases with landlords, as well as operating lease charges for stores closed under the restructuring program. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. The Company does not expect to incur any further material charges under the 2017 and 2016 restructuring programs. However, this estimate is subject to change based on future sublease activity and potential earlier buyouts of leases with landlords.
The following table summarizes restructuring charges for the three and six months ended June 30, 2019 and 2018, respectively, under the three programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Right-of-Use Asset Impairment and Operating Lease Charges	$15,266	$207	$24,788	$926
Fixed Asset Impairment	1,072	—	2,569	—
Severance	1,856	87	2,992	601
Other Expenses (Reversals)	544	(1,176)	1,670	(1,176)
Gain on Sale of Closed Store Properties	—	—	—	(327)
Total Restructuring Expenses (Reversals), Net	$18,738	$(882)	$32,019	$24

To date, the Company has incurred charges of $40.3 million under the 2016 and 2017 restructuring programs.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the six months ended June 30, 2019:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2019	$8,472	$651
ASC 842 Transition Adjustment[1]	(8,472)	—
Adjusted Balance at January 1, 2019	—	651
Restructuring Charges	—	2,992
Payments	—	(2,427)
Balance at June 30, 2019	$—	$1,216

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2018 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2019, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and DAMI.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth throughout 2018 and through the first six months of 2019. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

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
We continue to invest in various Aaron's Business transformation initiatives including rapid customer onboarding, centralized decisioning and collections, and the introduction of our next generation store concepts to appeal to our changing target consumer market. In addition, we are renewing our focus on generating customer demand and driving sales conversion rates through enhanced sales strategies, branding and direct response marketing.
We also continue to execute on various Aaron's Business store optimization initiatives, including strategic store consolidations. As a result of these store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program during the first quarter of 2019 to further optimize its Company-operated Aaron's store base portfolio, which resulted in the closure and consolidation of 84 underperforming Company operated stores throughout the first three months of 2019. During the second quarter of 2019, the Company identified an additional 70 stores to be closed, consolidated, or relocated, with the majority of those stores closing during the three months ended June 30, 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
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
Highlights
The following summarizes significant highlights from the three and six months ended June 30, 2019:

•
The Company reported revenues of $968.1 million in the second quarter of 2019 compared to $927.9 million for the second quarter of 2018. Earnings before income taxes increased to $56.8 million compared to $50.0 million during the second quarter of 2018.

•
Progressive Leasing reported revenues of $516.3 million in the second quarter of 2019, an increase of 6.8% over the second quarter of 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases (see the "Use of Non-GAAP Financial Information" section below), Progressive Leasing revenues increased 19.1% over the second quarter of 2018. Progressive Leasing's revenue growth is due to a 20.4% increase in total invoice volume, which was generated through an increase in invoice volume per active door.

•	Progressive Leasing's earnings before income taxes increased to $58.4 million compared to $44.6 million during the second quarter of 2018, due mainly to its higher revenue.

•
Aaron's Business revenues increased to $443.2 million for the second quarter of 2019, compared to $435.0 million in the prior year period. Aaron's Business lease revenues and fees increased due to the acquisitions of various franchisees in the second half of 2018, partially offset by the closure of underperforming Company-operated stores. This increase in Aaron's Business segment revenues was partially offset by declines in non-retail sales to our franchisees. Same store revenues increased 0.1% in the second quarter of 2019.

•
Aaron's Business earnings before income taxes decreased to $0.1 million during the second quarter of 2019 compared to $7.7 million in the prior year period. Earnings before income taxes for the Aaron's Business during the second quarter of 2019 includes restructuring charges of $18.7 million related to the Company's closure and consolidation of underperforming stores partially offset by gains on insurance recoveries from Hurricanes Harvey and Irma of $3.6 million. Earnings before income taxes during the second quarter of 2018 included a $20.1 million impairment of the PerfectHome investment and the net reversal of restructuring charges of $0.9 million.

•
The Company generated cash from operating activities of $244.6 million for the six months ended June 30, 2019 compared to $266.8 million for the comparable period in 2018. The decrease in net cash from operating activities was impacted by net income tax refunds of $11.1 million during the six months ended June 30, 2019, compared to net income tax refunds of $68.2 million in the same period in 2018.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume	$403,410	$335,088
The increase in invoice volume was driven by a 23.4% increase in invoice volume per active door, partially offset by a 2.5% decrease in active doors.
Active Doors. Progressive Leasing active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing three-month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing three-month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at June 30 (Unaudited)	2019	2018
Progressive Leasing Active Doors	19,808	20,309
The decrease in active door count was due primarily to store consolidation in the mattress industry and our exit from a mobile provider, partially offset by additions in other verticals.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of Aaron's Business. For the three months ended June 30, 2019, we calculated this amount by comparing revenues for the three months ended June 30, 2019 to revenues for the comparable period in 2018 for all stores open for the entire 15-month period ended June 30, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2019, we calculated this amount by comparing revenues for the six months ended June 30, 2019 to revenues for the comparable period in 2018 for all stores open for the entire 24-month period ended June 30, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 0.1% and 1.1% for the three and six months ended June 30, 2019, respectively.
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
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and six months ended June 30, 2019 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:

Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees include all revenues derived from lease agreements at retail locations serviced by Progressive Leasing and the Aaron's Business Company-operated stores and e-commerce platform. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated by DAMI. Other revenues primarily relate to revenues from leasing real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Restructuring Expenses (Reversals), Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business, home office and field support functions. Restructuring expenses (reversals), net are comprised principally of closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment, workforce reductions, and other impairment charges and reversals of previously recorded restructuring charges.
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

Results of Operations – Three months ended June 30, 2019 and 2018

	Three Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$907,565	$845,938	$61,627	7.3%
Retail Sales	8,898	6,592	2,306	35.0
Non-Retail Sales	34,124	53,661	(19,537)	(36.4)
Franchise Royalties and Fees	8,605	12,125	(3,520)	(29.0)
Interest and Fees on Loans Receivable	8,610	9,208	(598)	(6.5)
Other	339	335	4	1.2
	968,141	927,859	40,282	4.3
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	474,868	415,414	59,454	14.3
Retail Cost of Sales	5,651	4,156	1,495	36.0
Non-Retail Cost of Sales	28,948	47,068	(18,120)	(38.5)
Operating Expenses	383,576	388,337	(4,761)	(1.2)
Restructuring Expenses (Reversals), Net	18,738	(882)	19,620	nmf
Other Operating Income, Net	(3,486)	(165)	(3,321)	nmf
	908,295	853,928	54,367	6.4
OPERATING PROFIT	59,846	73,931	(14,085)	(19.1)
Interest Income	944	154	790	513.0
Interest Expense	(4,300)	(3,807)	493	12.9
Impairment of Investment	—	(20,098)	(20,098)	nmf
Other Non-Operating Income (Expense), Net	329	(200)	529	nmf
EARNINGS BEFORE INCOME TAXES	56,819	49,980	6,839	13.7
INCOME TAXES	14,169	11,479	2,690	23.4
NET EARNINGS	$42,650	$38,501	$4,149	10.8%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$516,333	$483,666	$32,667	6.8%
Aaron's Business	443,198	434,985	8,213	1.9
DAMI	8,610	9,208	(598)	(6.5)
Total Revenues from External Customers	$968,141	$927,859	$40,282	4.3%

The following table presents revenue by source and by segment for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$516,333	$391,232	$—	$907,565
Retail Sales	—	8,898	—	8,898
Non-Retail Sales	—	34,124	—	34,124
Franchise Royalties and Fees	—	8,605	—	8,605
Interest and Fees on Loans Receivable	—	—	8,610	8,610
Other	—	339	—	339
Total Revenues	$516,333	$443,198	$8,610	$968,141
1 For the three months ended June 30, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $59.4 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 to these condensed consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$483,666	$362,272	$—	$845,938
Retail Sales	—	6,592	—	6,592
Non-Retail Sales	—	53,661	—	53,661
Franchise Royalties and Fees	—	12,125	—	12,125
Interest and Fees on Loans Receivable	—	—	9,208	9,208
Other	—	335	—	335
Total Revenues	$483,666	$434,985	$9,208	$927,859
Progressive Bad Debt Expense	50,036	—	—	50,036
Total Revenues, net of Progressive Bad Debt Expense[1]	$433,630	$434,985	$9,208	$877,823
1 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 20.4% increase in total invoice volume, which was driven by an increase in invoice volume per active door, partially offset by the recognition of a provision for returns and uncollectible renewal payments of $59.4 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019.
Aaron's Business. Aaron's Business lease revenues and fees increased $29.0 million during the three months ended June 30, 2019 primarily due to franchisee acquisitions during 2018, partially offset by the closure of 151 underperforming stores during the first half of 2019. This increase in Aaron's Business segment revenues was partially offset by a $19.5 million decrease in non-retail sales primarily due to the net reduction of 180 franchised stores resulting from the Company's acquisition of various franchisees during the 15-month period ended June 30, 2019, and decreasing demand for product by franchisees. The acquisitions of various franchisees throughout 2017, 2018 and 2019 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the three months ended June 30, 2019 compared to the same period in the prior year.

Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2019 as compared to the second quarter of 2018 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
Personnel Costs	$176,213	$163,402	$12,811	7.8%
Occupancy Costs	57,441	53,703	3,738	7.0
Provision for Lease Merchandise Write-Offs	60,999	46,950	14,049	29.9
Bad Debt Expense	41	50,109	(50,068)	(99.9)
Shipping and Handling	19,341	18,659	682	3.7
Advertising	16,594	5,984	10,610	177.3
Provision for Loan Losses	4,968	5,048	(80)	(1.6)
Intangible Amortization	9,862	7,619	2,243	29.4
Other Operating Expenses	38,117	36,863	1,254	3.4
Operating Expenses	$383,576	$388,337	$(4,761)	(1.2)%
As a percentage of total revenues, operating expenses decreased to 39.6% in 2019 from 41.9% in the same period in 2018.
Personnel costs increased by $6.7 million in our Aaron's Business segment and $6.7 million at our Progressive Leasing segment. The increase in personnel costs is due to the Aaron's Business acquisition of 152 franchised stores during 2018, hiring to support Aaron's Business transformation initiatives and the growth of Progressive Leasing, partially offset by the reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased primarily due to Progressive Leasing's invoice volume growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.6% in 2019 compared to 7.5% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 5.6% in 2019 from 4.0% in 2018. This increase is due to an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues during the three months ended June 30, 2019.
Bad debt expense decreased during the three months ended June 30, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the three months ended June 30, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at DAMI.
Advertising expense increased during the three months ended June 30, 2019 due to the Aaron's Business rebranding campaign and direct response marketing initiatives.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisition of 152 franchised stores throughout 2018.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 52.3% from 49.1% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 66.8% in 2019 compared to 68.1% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees increased to 33.2% in 2019 from 33.1% in the prior year.

Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 63.5% from 63.0% primarily due to higher sales price discounting of pre-leased merchandise during 2019 as compared to 2018.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 84.8% from 87.7% primarily due to lower inventory purchase cost during 2019 as compared to 2018.
Restructuring Expenses (Reversals), Net. The Company's restructuring actions relate to announced closures and consolidations of underperforming Company-operated Aaron's stores and workforce reductions in our store support centers and field support operations under the 2016, 2017, and 2019 restructuring programs. Restructuring activity for the three months ended June 30, 2019 was comprised of expenses of $18.7 million, which were primarily to record impairment of operating lease right-of-use assets and operating lease charges, fixed assets, and other assets related to the stores identified for closure under the 2019 restructuring program as well as severance expenses related to workforce reductions in our store support center and field support operations. The Company recognized a net restructuring reversal of $0.9 million during the three months ended June 30, 2018, which related to reversals of previously recorded restructuring charges partially offset by charges related to Aaron's contractual lease obligations for closed stores.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
Losses on sales of stores and customer agreements	$—	$26	$(26)	nmf
Net gains on sales of delivery vehicles	(222)	(311)	89	28.6
Gain on insurance recoveries	(3,635)	—	(3,635)	nmf
Impairment charges and net losses on asset dispositions, assets held for sale and other	371	120	251	209.2
Other operating income, net	$(3,486)	$(165)	$(3,321)	nmf
nmf—Calculation is not meaningful
The gain on insurance recoveries of $3.6 million during the three months ended June 30, 2019 relates to final settlements reached with insurance carriers for Hurricanes Harvey and Irma business interruption claims and property damage claims in excess of the related property damage insurance receivables.
Operating Profit
Interest expense. Interest expense increased to $4.3 million in 2019 from $3.8 million in 2018 due primarily to a higher outstanding debt balance during the three months ended June 30, 2019.
Impairment of investment. During the three months ended June 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million within the Aaron's Business segment to impair its remaining outstanding investment in PerfectHome.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains were not significant during the three months ended June 30, 2019. Included in other non-operating income (expense), net were foreign exchange remeasurement losses of $0.4 million during the three months ended June 30, 2018. These net gains and losses result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $0.3 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively.

Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$58,406	$44,575	$13,831	31.0%
Aaron's Business	138	7,697	(7,559)	(98.2)
DAMI	(1,725)	(2,292)	567	24.7
Total Earnings Before Income Taxes	$56,819	$49,980	$6,839	13.7%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $14.2 million for the three months ended June 30, 2019 compared to $11.5 million in the prior year comparable period due to an increase in the effective tax rate to 24.9% in 2019 from 23.0% in 2018 in addition to higher earnings before income taxes. The increase in the effective tax rate is due to higher non-deductible expenses during three months ended June 30, 2019 compared to 2018.

Results of Operations – Six months ended June 30, 2019 and 2018

	Six Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$1,851,722	$1,716,005	$135,717	7.9%
Retail Sales	21,707	15,108	6,599	43.7
Non-Retail Sales	71,105	106,891	(35,786)	(33.5)
Franchise Royalties and Fees	17,812	24,987	(7,175)	(28.7)
Interest and Fees on Loans Receivable	17,256	18,750	(1,494)	(8.0)
Other	642	927	(285)	(30.7)
	1,980,244	1,882,668	97,576	5.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	975,688	855,422	120,266	14.1
Retail Cost of Sales	14,283	9,818	4,465	45.5
Non-Retail Cost of Sales	58,144	95,088	(36,944)	(38.9)
Operating Expenses	770,792	778,569	(7,777)	(1.0)
Restructuring Expenses	32,019	24	31,995	nmf
Other Operating Income, Net	(4,383)	(248)	(4,135)	nmf
	1,846,543	1,738,673	107,870	6.2
OPERATING PROFIT	133,701	143,995	(10,294)	(7.1)
Interest Income	1,045	356	689	193.5
Interest Expense	(9,256)	(8,133)	1,123	13.8
Impairment of Investment	—	(20,098)	(20,098)	nmf
Other Non-Operating Income, Net	1,637	612	1,025	167.5
EARNINGS BEFORE INCOME TAXES	127,127	116,732	10,395	8.9
INCOME TAXES	28,399	25,985	2,414	9.3
NET EARNINGS	$98,728	$90,747	$7,981	8.8%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$1,039,734	$970,183	$69,551	7.2%
Aaron's Business	923,254	893,735	29,519	3.3
DAMI	17,256	18,750	(1,494)	(8.0)
Total Revenues from External Customers	$1,980,244	$1,882,668	$97,576	5.2%
The following table presents revenue by source and by segment for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$1,039,734	$811,988	$—	$1,851,722
Retail Sales	—	21,707	—	21,707
Non-Retail Sales	—	71,105	—	71,105
Franchise Royalties and Fees	—	17,812	—	17,812
Interest and Fees on Loans Receivable	—	—	17,256	17,256
Other	—	642	—	642
Total Revenues	$1,039,734	$923,254	$17,256	$1,980,244
1 For the six months ended June 30, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $115.4 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 to these condensed consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$970,183	$745,822	$—	$1,716,005
Retail Sales	—	15,108	—	15,108
Non-Retail Sales	—	106,891	—	106,891
Franchise Royalties and Fees	—	24,987	—	24,987
Interest and Fees on Loans Receivable	—	—	18,750	18,750
Other	—	927	—	927
Total Revenues	$970,183	$893,735	$18,750	$1,882,668
Progressive Bad Debt Expense	96,561	—	—	96,561
Total Revenues, net of Progressive Bad Debt Expense[1]	$873,622	$893,735	$18,750	$1,786,107
1 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by an increase in invoice volume per active door, partially offset by the recognition of a provision for returns and uncollectible renewal payments of $115.4 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019.

Aaron's Business. Aaron's Business lease revenues and fees increased $66.2 million during the six months ended June 30, 2019 primarily due to franchisee acquisitions during 2018 and a 1.1% increase in same store revenues during the 24-month period ended June 30, 2019, partially offset by the closure of 151 underperforming stores during the first half of 2019. This increase in Aaron's Business segment revenues was partially offset by a $35.8 million decrease in non-retail sales primarily due to the net reduction of 323 franchised stores resulting from the Company's acquisition of various franchisees during the 24-month period ended June 30, 2019, and decreasing demand for product by franchisees. The acquisitions of various franchisees throughout 2017, 2018 and 2019 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the six months ended June 30, 2019 compared to the same period in the prior year.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
Personnel Costs	$357,963	$333,614	$24,349	7.3%
Occupancy Costs	115,569	107,920	7,649	7.1
Provision for Lease Merchandise Write-Offs	117,994	91,420	26,574	29.1
Bad Debt Expense	1,166	96,651	(95,485)	(98.8)
Shipping and Handling	38,529	37,093	1,436	3.9
Advertising	30,177	16,383	13,794	84.2
Provision for Loan Losses	9,223	9,540	(317)	(3.3)
Intangible Amortization	19,859	14,938	4,921	32.9
Other Operating Expenses	80,312	71,010	9,302	13.1
Operating Expenses	$770,792	$778,569	$(7,777)	(1.0)%
As a percentage of total revenues, operating expenses decreased to 38.9% in the six months ended June 30, 2019 from 41.4% in the same period in 2018.
Personnel costs increased by $14.9 million in our Aaron's Business segment and $10.0 million at our Progressive Leasing segment. The increase in personnel costs during the six months ended June 30, 2019 is primarily due to the Aaron's Business acquisition of 152 franchised stores during 2018, hiring to support Aaron's Business transformation initiatives and the growth of Progressive Leasing, partially offset by the closure and merger of underperforming stores and a reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the six months ended June 30, 2019 primarily due to Progressive Leasing's invoice volume growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.3% in 2019 compared to 7.1% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 5.2% in 2019 from 3.9% in 2018. This increase is due to an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues during the six months ended June 30, 2019.
Bad debt expense decreased during the six months ended June 30, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the six months ended June 30, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at DAMI.
Advertising expense increased during the six months ended June 30, 2019 due to the Aaron's Business rebranding campaign and direct response marketing initiatives.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisition of 152 franchised stores throughout 2018.
Other operating expenses increased due to higher legal expenses and software licensing expense incurred during the six months ended June 30, 2019.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 52.7% from 49.8% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 67.8% in 2019 compared to 69.4% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.3% in 2019 from 33.4% in the prior year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 65.8% from 65.0% primarily due to higher discounting of pre-leased merchandise during 2019 as compared to 2018.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 81.8% from 89.0% primarily due to lower inventory purchase cost during 2019 as compared to 2018.
Restructuring Expenses (Reversals), Net. The Company's restructuring actions relate to announced closures and consolidations of underperforming Company-operated Aaron's stores and workforce reductions in our store support centers and field support operations under the 2016, 2017, and 2019 restructuring programs. Restructuring activity for the six months ended June 30, 2019 was comprised of expenses of $32.0 million, which were primarily to record impairment of operating lease right-of-use assets and operating lease charges, fixed assets, and other assets related to the stores identified for closure under the 2019 restructuring program as well as severance expenses related to workforce reductions in our store support center and field support operations.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
Losses (gains) on sales of stores and customer agreements	$4	$(46)	$50	nmf
Net gains on sales of delivery vehicles	(330)	(445)	115	25.8
Gain on insurance recoveries	(4,527)	—	(4,527)	nmf
Impairment charges and net losses on asset dispositions, assets held for sale and other	470	243	227	93.4
Other operating income, net	$(4,383)	$(248)	$(4,135)	nmf
nmf—Calculation is not meaningful
The gain on insurance recoveries of $4.5 million during the six months ended June 30, 2019 relates to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables.
Operating Profit
Interest expense. Interest expense increased to $9.3 million for the six months ended June 30, 2019 from $8.1 million in 2018 due primarily to a higher outstanding debt balance during the six months ended June 30, 2019.
Impairment of investment. During the three months ended June 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome as discussed above.

Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains were not significant during the six months ended June 30, 2019. Included in other non-operating income, net were foreign exchange remeasurement gains of $0.2 million during the six months ended June 30, 2018. These net gains result from changes in the value of the U.S. dollar against the British pound and Canadian dollar. Gains related to the changes in the cash surrender value of Company-owned life insurance were $1.6 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$113,794	$79,554	$34,240	43.0%
Aaron's Business	17,726	40,776	(23,050)	(56.5)
DAMI	(4,393)	(3,598)	(795)	(22.1)
Total Earnings Before Income Taxes	$127,127	$116,732	$10,395	8.9%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $28.4 million for the six months ended June 30, 2019 compared to $26.0 million for the same period in 2018 due to an increase in earnings before income taxes. The effective tax rate remained consistent at 22.3% in 2019 and 2018.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2018 to June 30, 2019 include:

•	Cash and cash equivalents increased $85.0 million to $100.2 million at June 30, 2019. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
As a result of the adoption of ASC 842 adopted January 1, 2019, the Company has operating lease right-of-use assets and operating lease liabilities of $338.8 million and $387.0 million, respectively, as of June 30, 2019.

•	Income tax receivable decreased $17.2 million due primarily to net income tax refunds of $11.1 million received during the six months ended June 30, 2019.

•
Accounts payable and accrued expenses decreased $66.2 million primarily due to the seasonality of the Company's lease merchandise purchases and timing of related payments. Additionally, upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve, which were previously recorded within accounts payable and accrued expenses, were reclassified as a reduction to the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet.

•	Debt decreased $77.0 million due primarily to scheduled repayments on the Company's senior unsecured notes.
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
As of June 30, 2019, the Company had $100.2 million of cash and $386.2 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $244.6 million and $266.8 million during the six months ended June 30, 2019 and 2018, respectively. The $22.1 million decrease in operating cash flows was primarily driven by net tax refunds of $11.1 million during the six months ended June 30, 2019 compared to net tax refunds of $68.2 million during the six months ended June 30, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2019.
Cash Used in Investing Activities
Cash used in investing activities was $55.3 million and $43.5 million during the six months ended June 30, 2019 and 2018, respectively. The $11.8 million increase in investing cash outflows was primarily due to (i) $15.3 million of additional outflows related to the purchase of property, plant and equipment and (ii) $2.9 million lower proceeds from the sale of property, plant and equipment, partially offset by $6.8 million lower outflows as a result of the acquisition of businesses and customer agreements during the six months ended June 30, 2019 as compared to the same period in 2018.
Cash Used in Financing Activities
Cash used in financing activities was $104.5 million and $179.9 million during the six months ended June 30, 2019 and 2018, respectively. The $75.4 million decrease in financing cash outflows was primarily due to a $54.0 million decrease in the Company's repurchases of outstanding common stock in 2019 compared to 2018 as well as an $18.7 million decrease in net repayments of debt as compared to the six months ended June 30, 2018.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the six months ended June 30, 2019, the Company purchased approximately 242,860 shares for $14.4 million. As of June 30, 2019, we have the authority to purchase additional shares up to our remaining authorization limit of $316.9 million.
Dividends
We have a consistent history of paying dividends, having paid dividends for 32 consecutive years. At its November 2018 meeting, our board of directors increased the quarterly dividend to $0.035 per share from $0.03 per share. Aggregate dividend payments for the six months ended June 30, 2019 were $4.7 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of June 30, 2019, $225.0 million in term loans were outstanding under the term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of June 30, 2019 was $386.2 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of June 30, 2019, the Company had outstanding $120.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2019 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the six months ended June 30, 2019, we received net tax refunds of $11.1 million. Within the next six months, we anticipate we will make $1.0 million in estimated tax payments for U.S. federal income taxes and estimated payments of $0.3 million for Canadian income taxes as well as an estimated $4.0 million for state income taxes.
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
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, under which the maximum facility commitment amount under the franchisee loan program was $55.0 million as of June 30, 2019. At June 30, 2019, the total amount that we might be obligated to repay in the event franchisees defaulted was $35.4 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of June 30, 2019, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $307.5 million and $316.4 million as of June 30, 2019 and December 31, 2018, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.6 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.
Critical Accounting Policies
Refer to the 2018 Annual Report.

Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
Use of Non-GAAP Financial Information
The "Results of Operations" sections above disclose non-GAAP revenues as if the lessor accounting impacts of ASC 842 were in effect for the three and six months ended June 30, 2018. "Total Revenues, net of Progressive Bad Debt Expense" and the related percentages for the comparable prior year periods are a supplemental measure of our performance that are not calculated in accordance with generally accepted accounting principles in the United States ("GAAP") in place during 2018. These non-GAAP measures assume that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2019 through April 30, 2019	—	—	—	$331,265,263
May 1, 2019 through May 31, 2019	—	—	—	331,265,263
June 1, 2019 through June 30, 2019	242,860	59.35	242,860	316,851,183
Total	242,860		242,860
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Amended and Restated Compensation Plan for Non-Employee Directors, effective May 8, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	July 25, 2019	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	July 25, 2019	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)