Form 10-Q
period 2019-09-30
AARON'S INC
filed 2019-11-04
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 28, 2019
Common Stock, $0.50 Par Value	67,151,778

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$150,261	$15,278
Accounts Receivable (net of allowances of $74,752 in 2019 and $62,704 in 2018)	93,090	98,159
Lease Merchandise (net of accumulated depreciation and allowances of $890,932 in 2019 and $816,928 in 2018)	1,281,872	1,318,470
Loans Receivable (net of allowances and unamortized fees of $19,970 in 2019 and $19,941 in 2018)	72,130	76,153
Property, Plant and Equipment at Cost (net of accumulated depreciation of $311,155 in 2019 and $284,287 in 2018)	230,347	229,492
Operating Lease Right-of-Use Assets	330,508	—
Goodwill	735,782	733,170
Other Intangibles (net of accumulated amortization of $147,389 in 2019 and $130,116 in 2018)	198,216	228,600
Income Tax Receivable	15,931	29,148
Prepaid Expenses and Other Assets	111,483	98,222
Total Assets	$3,219,620	$2,826,692
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$254,234	$293,153
Deferred Income Taxes Payable	297,110	267,500
Customer Deposits and Advance Payments	79,071	80,579
Operating Lease Liabilities	374,443	—
Debt	347,107	424,752
Total Liabilities	1,351,965	1,065,984
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2019 and December 31, 2018; Shares Issued: 90,752,123 at September 30, 2019 and December 31, 2018	45,376	45,376
Additional Paid-in Capital	283,454	278,922
Retained Earnings	2,139,353	2,005,344
Accumulated Other Comprehensive Loss	(348)	(1,087)
	2,467,835	2,328,555
Less: Treasury Shares at Cost
Common Stock: 23,602,055 Shares at September 30, 2019 and 23,567,979 at December 31, 2018	(600,180)	(567,847)
Total Shareholders’ Equity	1,867,655	1,760,708
Total Liabilities & Shareholders’ Equity	$3,219,620	$2,826,692
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$906,776	$880,871	$2,758,498	$2,596,876
Retail Sales	8,854	7,620	30,561	22,728
Non-Retail Sales	31,085	44,368	102,190	151,259
Franchise Royalties and Fees	8,087	10,153	25,899	35,140
Interest and Fees on Loans Receivable	8,687	9,508	25,943	28,258
Other	319	551	961	1,478
	963,808	953,071	2,944,052	2,835,739
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	489,199	434,593	1,464,887	1,290,015
Retail Cost of Sales	5,742	4,877	20,025	14,695
Non-Retail Cost of Sales	24,913	35,214	83,057	130,302
Operating Expenses	383,264	420,602	1,154,056	1,199,171
Restructuring Expenses, Net	5,516	537	37,535	561
Other Operating Income, Net	(329)	(38)	(4,712)	(286)
	908,305	895,785	2,754,848	2,634,458
OPERATING PROFIT	55,503	57,286	189,204	201,281
Interest Income	360	18	1,405	374
Interest Expense	(3,991)	(3,735)	(13,247)	(11,868)
Impairment of Investment	—	—	—	(20,098)
Other Non-Operating (Expense) Income, Net	(207)	(154)	1,430	458
EARNINGS BEFORE INCOME TAXES	51,665	53,415	178,792	170,147
INCOME TAXES	11,864	9,695	40,263	35,680
NET EARNINGS	$39,801	$43,720	$138,529	$134,467
EARNINGS PER SHARE
Basic	$0.59	$0.64	$2.05	$1.93
Assuming Dilution	$0.58	$0.62	$2.02	$1.89
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.0350	$0.0300	$0.1050	$0.0900
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,400	68,819	67,461	69,521
Assuming Dilution	68,652	70,139	68,739	70,996
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net Earnings	$39,801	$43,720	$138,529	$134,467
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(303)	297	739	(715)
Total Other Comprehensive (Loss) Income	(303)	297	739	(715)
Comprehensive Income	$39,498	$44,017	$139,268	$133,752
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$138,529	$134,467
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,464,887	1,290,015
Other Depreciation and Amortization	79,419	68,730
Accounts Receivable Provision	228,608	188,763
Provision for Credit Losses on Loans Receivable	15,291	16,011
Stock-Based Compensation	20,261	21,793
Deferred Income Taxes	28,747	30,166
Impairment of Assets	29,031	20,098
Non-Cash Lease Expense	86,367	—
Other Changes, Net	3,423	(1,625)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,723,385)	(1,583,184)
Book Value of Lease Merchandise Sold or Disposed	298,904	289,859
Accounts Receivable	(225,372)	(181,512)
Prepaid Expenses and Other Assets	(19,642)	(6,685)
Income Tax Receivable	13,217	70,299
Operating Lease Liabilities	(91,333)	—
Accounts Payable and Accrued Expenses	5,762	7,998
Customer Deposits and Advance Payments	(1,954)	(2,198)
Cash Provided by Operating Activities	350,760	362,995
INVESTING ACTIVITIES:
Investments in Loans Receivable	(49,311)	(49,311)
Proceeds from Loans Receivable	40,423	44,016
Proceeds from Investments	—	666
Outflows on Purchases of Property, Plant and Equipment	(67,049)	(52,927)
Proceeds from Property, Plant and Equipment	2,805	5,488
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(12,873)	(141,079)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	2,813	802
Cash Used in Investing Activities	(83,192)	(192,345)
FINANCING ACTIVITIES:
(Repayments) Borrowings on Revolving Facility, Net	(16,000)	25,000
Repayments on Debt	(62,317)	(96,857)
Dividends Paid	(7,086)	(4,186)
Acquisition of Treasury Stock	(39,422)	(100,004)
Issuance of Stock Under Stock Option Plans	5,115	6,684
Shares Withheld for Tax Payments	(12,977)	(17,282)
Debt Issuance Costs	—	(55)
Cash Used in Financing Activities	(132,687)	(186,700)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	102	(1)
Increase (Decrease) in Cash and Cash Equivalents	134,983	(16,051)
Cash and Cash Equivalents at Beginning of Period	15,278	51,037
Cash and Cash Equivalents at End of Period	$150,261	$34,986
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2019, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Dent-A-Med, Inc. ("DAMI").
Progressive Leasing is a virtual lease-to-own company that provides month-to-month lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers through a lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume[1]	$420,902	$355,005
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
The Company acquired the store operations of six franchisees during the nine months ended September 30, 2019 and eight franchisees during the nine months ended September 30, 2018. Refer to Note 2 to these condensed consolidated financial statements.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of September 30 (Unaudited)	2019	2018
Company-operated Aaron's Branded Stores	1,163	1,267
Franchised Stores	341	432
Systemwide Stores	1,504	1,699

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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report") filed with the U.S. Securities and Exchange Commission on February 14, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2019	2018	2019	2018
Weighted Average Shares Outstanding	67,400	68,819	67,461	69,521
Dilutive Effect of Share-Based Awards	1,252	1,320	1,278	1,475
Weighted Average Shares Outstanding Assuming Dilution	68,652	70,139	68,739	70,996

Approximately 400,000 and 455,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2019, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 356,000 and 345,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2018, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, consumer electronics, home appliances, jewelry and accessories, to its customers for lease under certain terms agreed to by the customer. The Company's Progressive Leasing segment offers customers of traditional and e-commerce retailers a virtual lease-purchase solution through leases with month-to-month terms that can be renewed up to 12 months. The Company's Aaron's-branded stores and its e-commerce platform offer leases with month-to-month terms that can be renewed up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. The agreements are cancelable at any time by either party without penalty.
Progressive lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due dates terms include weekly, bi-weekly, and monthly. Revenue recorded prior to the payment due date results in unbilled accounts receivable in the accompanying condensed consolidated balance sheets. Beginning January 1, 2019, Progressive lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
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
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2019	December 31, 2018
Customers	$67,359	$60,879
Corporate	12,600	18,171
Franchisee	13,131	19,109
Accounts Receivable	$93,090	$98,159

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
For the Aaron's Business operations, contractually required lease payments are accrued when due. The Aaron's Business policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. Aaron's Business writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly.
DAMI's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Bad Debt Expense[1]	$1,272	$160,886
Provision for Returns and Uncollectible Renewal Payments[2]	227,336	27,877
Accounts Receivable Provision	$228,608	$188,763

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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2019	December 31, 2018
Merchandise on Lease	$1,034,855	$1,053,684
Merchandise Not on Lease	247,017	264,786
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,281,872	$1,318,470

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
The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Beginning Balance	$46,694	$35,629
Merchandise Written off, net of Recoveries	(168,770)	(130,946)
Provision for Write-offs	186,922	146,091
Ending Balance	$64,846	$50,774

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
DAMI extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2019 and December 31, 2018 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	September 30, 2019	December 31, 2018
600 or Less	5.6%	3.7%
Between 600 and 700	79.9%	77.9%
700 or Greater	14.5%	18.4%

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2019	December 31, 2018
Prepaid Expenses	$37,658	$30,763
Prepaid Insurance	26,535	27,948
Assets Held for Sale	10,017	6,589
Deferred Tax Asset	8,761	8,761
Other Assets	28,512	24,161
Prepaid Expenses and Other Assets	$111,483	$98,222

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2019 and December 31, 2018. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of September 30, 2019 and December 31, 2018 is $10.0 million and $6.6 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2019	December 31, 2018
Accounts Payable	$72,190	$88,369
Accrued Insurance Costs	41,872	40,423
Accrued Salaries and Benefits	49,052	40,790
Accrued Real Estate and Sales Taxes	32,337	30,332
Deferred Rent[1]	—	27,270
Other Accrued Expenses and Liabilities[1]	58,783	65,969
Accounts Payable and Accrued Expenses	$254,234	$293,153

[1]
Amounts as of September 30, 2019 were impacted by the January 1, 2019 adoption of ASC 842. Upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve were reclassified as a reduction to the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet.

Debt
At September 30, 2019, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2018 Annual Report for further information regarding the Company's indebtedness.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stockholders' Equity
Changes in stockholders' equity for the nine months ended September 30, 2019 and 2018 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	(563,583)	45,376	270,727	2,061,651	(663)	1,813,508
Cash Dividends, $0.035 per share	—	—	—	—	(2,386)	—	(2,386)
Stock-Based Compensation	—	—	—	6,522	—	—	6,522
Reissued Shares	113	2,776	—	284	—	—	3,060
Repurchased Shares	(243)	(14,414)	—	—	—	—	(14,414)
Net Earnings	—	—	—	—	42,650	—	42,650
Foreign Currency Translation Adjustment	—	—	—	—	—	618	618
Balance, June 30, 2019	(23,205)	(575,221)	45,376	277,533	2,101,915	(45)	1,849,558
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	5,911	—	—	5,911
Reissued Shares	2	49	—	10	—	—	59
Repurchased Shares	(399)	(25,008)	—	—	—	—	(25,008)
Net Earnings	—	—	—	—	39,801	—	39,801
Foreign Currency Translation Adjustment	—	—	—	—	—	(303)	(303)
Balance, September 30, 2019	(23,602)	$(600,180)	$45,376	$283,454	$2,139,353	$(348)	$1,867,655

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2017	(20,733)	$(407,713)	$45,376	$270,043	$1,819,524	$774	$1,728,004
Opening Balance Sheet Adjustment - ASC 606, net of taxes	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.03 per share	—	—	—	—	(2,146)	—	(2,146)
Stock-Based Compensation	—	—	—	7,862	—	—	7,862
Reissued Shares	545	3,441	—	(12,602)	—	—	(9,161)
Repurchased Shares	(391)	(18,407)	—	—	—	—	(18,407)
Net Earnings	—	—	—	—	52,246	—	52,246
Foreign Currency Translation Adjustment	—	—	—	—	—	(477)	(477)
Balance, March 31, 2018	(20,579)	(422,679)	45,376	265,303	1,867,895	297	1,756,192
Cash Dividends, $0.03 per share	—	—	—	—	(2,087)	—	(2,087)
Stock-Based Compensation	—	—	—	6,380	—	—	6,380
Reissued Shares	220	1,795	—	(5,408)	—	—	(3,613)
Repurchased Shares	(1,234)	(50,025)	—	—	—	—	(50,025)
Net Earnings	—	—	—	—	38,501	—	38,501
Foreign Currency Translation Adjustment	—	—	—	—	—	(535)	(535)
Balance, June 30, 2018	(21,593)	(470,909)	45,376	266,275	1,904,309	(238)	1,744,813
Cash Dividends, $0.03 per share	—	—	—	—	(2,068)	—	(2,068)
Stock-Based Compensation	—	—	—	6,140	—	—	6,140
Reissued Shares	104	2,322	—	(146)	—	—	2,176
Repurchased Shares	(676)	(31,572)	—	—	—	—	(31,572)
Net Earnings	—	—	—	—	43,720	—	43,720
Foreign Currency Translation Adjustment	—	—	—	—	—	297	297
Balance, September 30, 2018	(22,165)	$(500,159)	$45,376	$272,269	$1,945,961	$59	$1,763,506

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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Party Transactions
Aaron Ventures I, LLC, which we refer to as "Aaron Ventures," was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of September 30, 2019, the Company had one remaining operating lease with Aaron Ventures with an expiration date in 2023. The rate of interest implicit in the lease is approximately 9.7%. The building's right-of-use asset and lease obligation are recorded in the Company's condensed consolidated financial statements. The rental payments related to this operating lease are not significant.
Supplemental Disclosure of Noncash Investing Transactions
During the three months ended September 30, 2018, the Company entered into transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which are accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
In addition, the purchase price for the acquisition of certain franchisees made during the nine months ended September 30, 2019 and 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.9 million and $0.4 million, respectively. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the condensed consolidated statements of cash flows for the respective periods.
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
During the nine months ended September 30, 2019, the Company received cash payments of $7.0 million related to the settled property damage and business interruption claims resulting from Hurricanes Harvey and Irma. Settled property damage claims received in cash that were in excess of the respective insurance receivable balances, as well as business interruption proceeds, resulted in gains of $4.5 million which were recorded during the first and second quarters of 2019. These gains were recorded within other operating income, net in the condensed consolidated statements of earnings.

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
The Company's operating lease activities within Aaron's Business and Progressive Leasing will not be impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL standard. The Company will be impacted by ASU 2016-13 within its DAMI segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. DAMI acquires loan receivables from merchants through its third-party bank partners at a discount from the face value of the loan, referred to as the "merchant fee discount." The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value, which is primarily intended to cover the risk of credit loss related to the portfolio of loans originated. Although the CECL standard will require the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount will continue to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the Company expects higher losses to be recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest income, and as interest income is accrued and earned on the outstanding loan. Although the CECL standard will result in earlier recognition of credit losses in the statements of earnings, no changes are expected related to the loan cash flows.
The Company has evaluated the guidance in ASU 2016-13 related to purchased financial assets with credit deterioration ("PCD Method") and currently expects that its loans receivable would not qualify for the PCD Method as, generally, a more-than-insignificant deterioration in credit quality since origination does not occur. The Company is finalizing the implementation of a software solution to support the new accounting requirements and is finalizing its evaluation of other various potential impacts of CECL.
NOTE 2. ACQUISITIONS
Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 Aaron's-branded franchised stores operated by franchisees for an aggregate purchase price of $190.2 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements.
The acquired operations generated revenues of $43.9 million and $138.7 million during the three and nine months ended September 30, 2019, respectively, and $26.8 million and $32.0 million during the comparable prior year periods. The acquired operations generated earnings before income taxes of $0.4 million and $1.6 million during the three and nine months ended September 30, 2019, respectively, and losses before income taxes of $0.2 million during the respective comparable prior year periods. The revenues and earnings before income taxes described above are included in our condensed consolidated statements of earnings for the respective periods.
The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisitions, and restructuring charges incurred under the 2019 restructuring program associated with the closure of a number of acquired stores. The revenues and earnings before income taxes of the acquired operations discussed above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue and expenses to the Company from the franchisees during the three and nine months ended September 30, 2019 and 2018 had the transaction not been completed.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Accounting
The 2018 acquisitions are benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale. The following table presents summaries of the preliminary and final fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(In Thousands)	Amounts Recognized as of Acquisition Dates (as of June 30, 2019)[1]	Acquisition Accounting Adjustments[2]	Final Amounts Recognized as of Acquisition Dates
Purchase Price	$190,167	$—	$190,167
Add: Settlement of Pre-existing Relationship	5,405	—	5,405
Less: Working Capital Adjustments	155	—	155
Aggregate Consideration Transferred	195,727	—	195,727
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	50	—	50
Lease Merchandise	59,616	—	59,616
Property, Plant and Equipment	5,568	—	5,568
Operating Lease Right-of-Use Assets[3]	—	4,338	4,338
Other Intangibles[4]	24,498	(1,176)	23,322
Prepaid Expenses and Other Assets	1,206	35	1,241
Total Identifiable Assets Acquired	90,938	3,197	94,135
Accounts Payable and Accrued Expenses	(977)	—	(977)
Customer Deposits and Advance Payments	(5,156)	—	(5,156)
Total Liabilities Assumed	(6,133)	—	(6,133)
Goodwill[5]	110,922	(3,197)	107,725
Net Assets Acquired	$84,805	$3,197	$88,002
1 As previously reported in Note 2 to the condensed consolidated financial statements as of June 30, 2019.
2 During the third quarter, the Company finalized its valuation of assumed favorable and unfavorable real estate operating leases based on comparable market terms of similar leases at the acquisition dates, which also impacted the valuation of the Company's customer lease contract and customer relationship intangible assets. The adjustment also resulted in the recognition of immaterial adjustments to operating expenses within the condensed consolidated statements of earnings, as well as restructuring expenses (reversals), net during the three months ended September 30, 2019 to recognize expense that would have been recognized in prior periods had the favorable lease asset been recorded as of the acquisition date.
3 As of the respective acquisition dates, the Company had not yet adopted ASC 842. As such, there were no operating lease right-of-use assets or operating lease liabilities recognized within the condensed consolidated financial statements at the time of acquisition. The Company recognized operating lease right-of-use assets and operating lease liabilities for the acquired stores as part of the transition to ASC 842 on January 1, 2019. As discussed above, the Company finalized its valuation of assumed favorable and unfavorable real estate operating leases, which was recorded within operating lease right-of-use assets in our condensed consolidated balance sheet.
4 Identifiable intangible assets are further disaggregated in the table set forth below.
5 The total goodwill recognized in conjunction with the franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business reporting unit. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in new geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Non-compete Agreements	$1,872	3.0
Customer Lease Contracts	7,457	1.0
Customer Relationships	9,330	3.0
Reacquired Franchise Rights	4,663	3.9
Total Acquired Intangible Assets[1]	$23,322
1 Acquired definite-lived intangible assets have a total weighted average life of 2.5 years.
The Company incurred $1.6 million of acquisition-related costs in connection with the franchisee acquisitions, substantially all of which were incurred during 2018. These costs were included in operating expenses in the condensed consolidated statements of earnings.
Other Acquisitions
In addition to the acquisitions discussed above, the Company acquired the store operations of six franchisees during the nine months ended September 30, 2019 and five franchisees during the nine months ended September 30, 2018.
Net cash outflows related to the acquisitions of other Aaron's franchisees, other rent-to-own store businesses, and customer contracts aggregated to $12.9 million and $14.1 million during the nine months ended September 30, 2019 and 2018, respectively. The effect of these acquisitions on the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 was not significant.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,708)	$—	$—	$(10,389)	$—

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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$10,017	$—	$—	$6,589	$—

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

(In Thousands)	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long-Term Debt[1]	—	(124,239)	—	—	(183,765)	—

1 The fair value of fixed-rate long-term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long-term debt was $120.0 million and $180.0 million at September 30, 2019 and December 31, 2018, respectively.
NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2019	December 31, 2018
Credit Card Loans[1]	$91,279	$90,406
Acquired Loans[2]	821	5,688
Loans Receivable, Gross	92,100	96,094

Allowance for Loan Losses	(14,054)	(12,970)
Unamortized Fees	(5,916)	(6,971)
Loans Receivable, Net of Allowances and Unamortized Fees	$72,130	$76,153

1 "Credit Card Loans" are loans originated after the 2015 acquisition of DAMI.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of DAMI.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	September 30, 2019	December 31, 2018
30-59 days past due	6.6%	6.9%
60-89 days past due	3.6%	3.4%
90 or more days past due	5.0%	4.3%
Past due loans receivable	15.2%	14.6%
Current loans receivable	84.8%	85.4%
Balance of Credit Card Loans on Nonaccrual Status	$2,330	$2,110
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the components of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(In Thousands)	2019	2018
Beginning Balance	$12,783	$11,586
Provision for Loan Losses	6,068	6,471
Charge-offs	(5,423)	(5,294)
Recoveries	626	375
Ending Balance	$14,054	$13,138

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Beginning Balance	$12,970	$11,454
Provision for Loan Losses	15,291	16,011
Charge-offs	(16,065)	(15,504)
Recoveries	1,858	1,177
Ending Balance	$14,054	$13,138

NOTE 5. LEASES
Lessor Information
Refer to Note 1 to these condensed consolidated financial statements for further information about the Company's revenue generating activities as a lessor. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its Aaron's Business store-based operations, call center space and hubs for its Progressive Leasing segment, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties while maintaining its primary obligation as the lessee in the head lease. The Company leases transportation vehicles under operating and finance leases, most of which generally expire during the next three years. The transportation leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next three years. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$396	$1,302
Interest on Lease Liabilities	83	296
Total Finance Lease Cost:	479	1,598

Operating Lease Cost:
Operating Lease Cost Classified within Operating Expenses[1]	27,647	84,789
Operating Lease Cost Classified within Restructuring Expenses, Net	881	2,521
Sublease Receipts	(628)	(2,399)
Total Operating Lease Cost:	27,900	84,911

Total Lease Cost	$28,379	$86,509
1 Includes short-term and variable lease costs, which are not significant.
Additional information regarding the Company’s leasing activities as a lessee is as follows:

Nine Months Ended
(In Thousands)	September 30, 2019
Cash Paid for Amounts Included in Measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$345
Operating Cash Flows for Operating Leases	91,333
Financing Cash Flows for Finance Leases	1,971
Total Cash Paid for Amounts Included in Measurement of Lease Liabilities	93,649
Right-of-Use Assets Obtained in Exchange for New Finance Lease Liabilities	—
Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities, Net of Exercised Early Lease Termination Options	$27,185

Supplemental balance sheet information related to leases is as follows:

(In Thousands)	Balance Sheet Classification	September 30, 2019
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$330,508
Finance Lease Assets	Property, Plant and Equipment, Net	1,018
Total Lease Assets		$331,526

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$374,443
Finance Lease Liabilities	Debt	3,192
Total Lease Liabilities		$377,635

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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s finance and operating leases:

	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	5.8%	1.3
Operating Leases	3.6%	5.0
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement, including renewal options that the Company is reasonably certain to exercise, and do not include purchase options. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of September 30, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the condensed consolidated balance sheet.

(In Thousands)	Operating Leases	Finance Leases	Total
2019	$27,105	$561	$27,666
2020	108,113	2,001	110,114
2021	85,651	841	86,492
2022	65,160	83	65,243
2023	44,363	—	44,363
Thereafter	78,980	—	78,980
Total Undiscounted Cash Flows	409,372	3,486	412,858
Less: Interest	34,929	294	35,223
Present Value of Lease Liabilities	$374,443	$3,192	$377,635

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchisee loan program with several banks. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At September 30, 2019, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $29.8 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchisee loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes the likelihood of any future amounts to be funded by the Company in connection with these guarantees to be immaterial. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is $0.3 million as of September 30, 2019 and December 31, 2018. The maximum facility commitment amount under the franchisee loan program was $55.0 million at September 30, 2019, including a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. On October 11, 2019, the Company amended its franchise loan facility to (i) reduce the total commitment amount from $55.0 million to $40.0 million; and (ii) extend the maturity date to October 22, 2020.
The Company is subject to financial covenants under the franchisee loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 7 to the consolidated financial statements in the 2018 Annual Report. The Company is in compliance with all covenants at September 30, 2019 and believes it will continue to be in compliance in the future.

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
At September 30, 2019 and December 31, 2018, the Company had accrued $5.7 million and $1.4 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. Of the amount accrued as of September 30, 2019, the Company expects to recover $4.8 million via payments received from insurance proceeds. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The corresponding expected insurance recovery is recorded within prepaid expenses and other assets in the condensed consolidated balance sheet. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million as of September 30, 2019.
At September 30, 2019, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $1.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Privacy and Related Matters
In Crystal and Brian Byrd v. Aaron's, Inc., Aspen Way Enterprises, Inc., John Does (1-100) Aaron's Franchisees and Designerware, LLC, filed on May 16, 2011, in the United States District Court, Western District of Pennsylvania, plaintiffs allege the Company and its independently owned and operated franchisee Aspen Way Enterprises ("Aspen Way") knowingly violated plaintiffs' privacy in violation of the Electronic Communications Privacy Act ("ECPA") and the Computer Fraud Abuse Act and sought certification of a putative nationwide class. Plaintiffs based these claims on Aspen Way's use of a software program called "PC Rental Agent." Plaintiffs filed an amended complaint, asserting claims under the ECPA, common law invasion of privacy, seeking an injunction, and naming additional independently owned and operated Company franchisees as defendants. Plaintiffs sought monetary damages as well as injunctive relief.
After a protracted period of litigation, in August 2019, the Company reached a global settlement of the Byrd case, and of the Winslow and Price cases described below. The Company anticipates that the trial courts will dismiss the Company as a defendant in each of these cases in the near future.
In Michael Winslow and Fonda Winslow v. Sultan Financial Corporation, Aaron's, Inc., John Does (1-10), Aaron's Franchisees and Designerware, LLC, filed on March 5, 2013 in the Los Angeles Superior Court, plaintiffs assert claims against the Company and its independently owned and operated franchisee, Sultan Financial Corporation (as well as certain John Doe franchisees), for unauthorized wiretapping, eavesdropping, electronic stalking, and violation of California's Comprehensive Computer Data Access and Fraud Act and its Unfair Competition Law. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiffs sought injunctive relief and damages as well as certification of a putative California class. In August 2019, the Company reached a global settlement of this case, along with the Byrd and Price cases.
In Lomi Price v. Aaron's, Inc. and NW Freedom Corporation, filed on February 27, 2013, in the State Court of Fulton County, Georgia, an individual plaintiff asserts claims against the Company and its independently owned and operated franchisee, NW Freedom Corporation, for invasion of privacy/intrusion on seclusion, computer invasion of privacy and infliction of emotional distress. Each of these claims arises out of the alleged use of PC Rental Agent software. The plaintiff sought compensatory and punitive damages. This case has been stayed pending resolution of the Byrd litigation. In August 2019, the Company reached a global settlement of this case, along with the Byrd and Winslow cases.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the Federal Trade Commission (the "FTC") regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron’s Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). The Company submitted a significant amount of documentation from both the Aaron’s Business and Progressive Leasing in October 2018 and continued to work with the staff of the FTC during the course of its inquiry.
In October 2019, the staff of the FTC informed us that it had recommended to the FTC that it commence an enforcement action against Progressive Leasing for alleged violations of the FTC Act and the Restore Online Shoppers’ Confidence Act ("ROSCA") with respect to Progressive Leasing’s marketing and sales of its lease-to-own products. Notwithstanding this recommendation, the staff of the FTC continues to engage with us on terms for a possible settlement with the FTC, including with respect to the scope of possible monetary relief as well as various changes in the manner in which Progressive Leasing markets its lease-to-own products.
We believe that we conduct our Progressive Leasing business in compliance with the FTC Act and ROSCA and are prepared to vigorously defend our position. There can be no assurance, however, that we will reach a settlement with the FTC in connection with this matter or, if we fail to reach a settlement, that the FTC will not commence an enforcement action against Progressive Leasing.
The Company has incurred and, continues to incur, substantial legal and other fees related to this inquiry. Any settlement of this matter, or defense against any enforcement action, could involve substantial costs to the Company, including legal fees, fines, penalties, and remediation expenses, as well as changes in the manner in which Progressive Leasing markets its lease-to-own products, which could have a material adverse impact on our results of operations, cash flows or financial position. While the Company believes it is probable that it will incur a loss from this matter, in view of the complexity and ongoing nature of the matter, we are unable to estimate the reasonably possible loss or range of loss that we may incur to settle this matter or defend against any enforcement action potentially brought by the FTC.
In April 2019, the Aaron’s Business, along with other rent-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements, and whether such transactions violated the FTC Act. Although we believe such transactions were in compliance with the FTC Act, in August 2019, the Company reached a proposed consent agreement with FTC staff that prohibits such contingent purchases and sales in the future. The Company is awaiting final approval of the consent agreement by the FTC.
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
Off-Balance Sheet Risk
The Company, through its DAMI business, had unfunded lending commitments totaling $262.3 million and $316.4 million as of September 30, 2019 and December 31, 2018, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.5 million as of September 30, 2019 and December 31, 2018. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
See Note 9 to the consolidated financial statements in the 2018 Annual Report for further information.
NOTE 7. SEGMENTS
As of September 30, 2019, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and DAMI.
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
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$528,850	$377,926	$—	$906,776
Retail Sales[2]	—	8,854	—	8,854
Non-Retail Sales[2]	—	31,085	—	31,085
Franchise Royalties and Fees[2]	—	8,087	—	8,087
Interest and Fees on Loans Receivable[3]	—	—	8,687	8,687
Other	—	319	—	319
Total	$528,850	$426,271	$8,687	$963,808
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $7.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

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
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees[1]	$1,568,584	$1,189,914	$—	$2,758,498
Retail Sales[2]	—	30,561	—	30,561
Non-Retail Sales[2]	—	102,190	—	102,190
Franchise Royalties and Fees[2]	—	25,899	—	25,899
Interest and Fees on Loans Receivable[3]	—	—	25,943	25,943
Other	—	961	—	961
Total	$1,568,584	$1,349,525	$25,943	$2,944,052
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $20.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]
Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $19.6 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$53,473	$40,839	$167,267	$120,393
Aaron's Business[1]	932	15,641	18,658	56,417
DAMI	(2,740)	(3,065)	(7,133)	(6,663)
Total Earnings Before Income Taxes	$51,665	$53,415	$178,792	$170,147

1 Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2019 were impacted by (i) restructuring charges of $37.5 million related to closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, and a loss on sale of six Canadian stores to a third party, of which $5.5 million was incurred during the three months ended September 30, 2019 and (ii) gains on insurance recoveries of $4.5 million recorded during the first and second quarters of 2019 related to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables.
Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2018 includes the full impairment of the PerfectHome investment of $20.1 million recorded during the second quarter of 2018.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	September 30, 2019	December 31, 2018
Assets:
Progressive Leasing	$1,128,831	$1,088,227
Aaron's Business[1]	1,693,574	1,483,102
DAMI	89,951	95,341
Other[2]	307,264	160,022
Total Assets	$3,219,620	$2,826,692
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $15.8 million and $15.2 million as of September 30, 2019 and December 31, 2018, respectively.
2 Corporate-related assets that benefit multiple segments are reported as other assets.
NOTE 8. RESTRUCTURING
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its Company-operated Aaron's Business store portfolio, which resulted in the closure and consolidation of 154 underperforming Company-operated stores during the first nine months of 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total net restructuring expenses of $5.2 million and $36.2 million were recorded for the three and nine months ended September 30, 2019 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and nine months ended September 30, 2019 was comprised of closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, and a loss on the sale of six Canadian stores to a third party. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further rationalize its store base to better align with marketplace-demand. As such, future restructuring expenses related to store relocations, consolidations, and store sales to third parties may be recorded depending on future decisions made regarding our current store footprint. We also expect future restructuring expenses (reversals) due to changes in future sublease activity and potential early buyouts of leases with landlords.
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its Company-operated Aaron's Business store portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming Company-operated stores throughout 2016, 2017, and 2018. The Company also optimized its home office staff and field support, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $0.3 million and $1.3 million were recorded for the three and nine months ended September 30, 2019 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and nine months ended September 30, 2019 was comprised principally of operating lease charges for stores closed under the restructuring program. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due to changes in future sublease activity and potential early buyouts of leases with landlords.
The following table summarizes restructuring charges for the three and nine months ended September 30, 2019 and 2018, respectively, under the three programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Right-of-Use Asset Impairment and Operating Lease Charges	$1,828	$586	$26,616	$1,512
Fixed Asset Impairment	2,174	—	4,743	—
Severance	376	—	3,368	601
Other Expenses (Reversals)	73	—	1,743	(1,176)
Loss (Gain) on Sale of Store Properties	1,065	(49)	1,065	(376)
Total Restructuring Expenses, Net	$5,516	$537	$37,535	$561

To date, the Company has incurred charges of $40.6 million under the 2016 and 2017 restructuring programs.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the nine months ended September 30, 2019:

(In Thousands)	Contractual Lease Obligations	Severance
Balance at January 1, 2019	$8,472	$651
ASC 842 Transition Adjustment[1]	(8,472)	—
Adjusted Balance at January 1, 2019	—	651
Restructuring Charges	—	3,368
Payments	—	(2,902)
Balance at September 30, 2019	$—	$1,117

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2018 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of September 30, 2019, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and DAMI.
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

Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and DAMI acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth throughout 2018 and through the first nine months of 2019. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) commoditization of pricing in electronics. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

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
We also continue to execute on various Aaron's Business store optimization initiatives, including strategic store consolidations. As a result of these store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program during the first quarter of 2019 to further optimize its Company-operated Aaron's store base portfolio, which resulted in the closure and consolidation of 84 underperforming Company-operated stores throughout the first three months of 2019. During the second quarter of 2019, the Company identified an additional 70 stores to be closed, consolidated, or relocated, which were all closed by the end of the third quarter. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
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
Highlights
The following summarizes significant highlights from the three and nine months ended September 30, 2019:

•
The Company reported revenues of $963.8 million in the third quarter of 2019 compared to $953.1 million for the third quarter of 2018. Earnings before income taxes decreased to $51.7 million compared to $53.4 million during the third quarter of 2018.

•
Progressive Leasing reported revenues of $528.9 million in the third quarter of 2019, an increase of 4.8% over the third quarter of 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases (see the "Use of Non-GAAP Financial Information" section below), Progressive Leasing revenues increased 20.1% over the third quarter of 2018. Progressive Leasing's revenue growth is due to an 18.6% increase in total invoice volume, which was driven by a 20.5% increase in invoice volume per active door.

•	Progressive Leasing's earnings before income taxes increased to $53.5 million compared to $40.8 million during the third quarter of 2018, due mainly to its higher revenue.

•
Aaron's Business revenues decreased to $426.3 million for the third quarter of 2019, compared to $439.2 million in the prior year period. The decrease is primarily due to the net reduction of 149 Company-operated stores during 2019 and a 2.9% decrease in same store revenues in the third quarter of 2019, partially offset by the acquisitions of various franchisees in 2018. The Company launched new sales and marketing initiatives during the third quarter, which led to an increase in new customer agreements but also resulted in insufficient labor capacity to handle the elevated workload on our stores. This capacity imbalance created a shortfall in collections performance which had an unfavorable impact on lease revenues, same store revenues, and write-offs in the quarter.

•
Aaron's Business earnings before income taxes decreased to $0.9 million during the third quarter of 2019 compared to $15.6 million in the prior year period. Earnings before income taxes for the Aaron's Business during the third quarter of 2019 includes restructuring charges of $5.5 million related to the Company's closure and consolidation of underperforming stores.

•
The Company generated cash from operating activities of $350.8 million for the nine months ended September 30, 2019 compared to $363.0 million for the comparable period in 2018. The decrease in net cash from operating activities was impacted by net income tax refunds of $5.5 million during the nine months ended September 30, 2019, compared to net income tax refunds of $64.8 million in the same period in 2018.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2019	2018
Progressive Leasing Invoice Volume	$420,902	$355,005
The increase in invoice volume was driven by a 20.5% increase in invoice volume per active door, partially offset by a 1.6% decrease in active doors.
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

Active Doors at September 30 (Unaudited)	2019	2018
Progressive Leasing Active Doors	19,926	20,258
The decrease in active door count was due primarily to store consolidation in the mattress industry and our exit from a mobile phone provider, partially offset by additions in other verticals.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron's Business. For the three months ended September 30, 2019, we calculated this amount by comparing revenues for the three months ended September 30, 2019 to revenues for the comparable period in 2018 for all stores open for the entire 15-month period ended September 30, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2019, we calculated this amount by comparing revenues for the nine months ended September 30, 2019 to revenues for the comparable period in 2018 for all stores open for the entire 24-month period ended September 30, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues, which were impacted by lower collections activity as described above, decreased 2.9% and 0.3% for the three and nine months ended September 30, 2019, respectively.
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

Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and nine months ended September 30, 2019 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Restructuring Expenses, Net. Restructuring expenses primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business' home office and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, other impairment charges and reversals of previously recorded restructuring charges.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
Interest Expense. Interest expense consists of interest incurred on the Company's fixed and variable rate debt.
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

Results of Operations – Three months ended September 30, 2019 and 2018

	Three Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$906,776	$880,871	$25,905	2.9%
Retail Sales	8,854	7,620	1,234	16.2
Non-Retail Sales	31,085	44,368	(13,283)	(29.9)
Franchise Royalties and Fees	8,087	10,153	(2,066)	(20.3)
Interest and Fees on Loans Receivable	8,687	9,508	(821)	(8.6)
Other	319	551	(232)	(42.1)
	963,808	953,071	10,737	1.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	489,199	434,593	54,606	12.6
Retail Cost of Sales	5,742	4,877	865	17.7
Non-Retail Cost of Sales	24,913	35,214	(10,301)	(29.3)
Operating Expenses	383,264	420,602	(37,338)	(8.9)
Restructuring Expenses, Net	5,516	537	4,979	nmf
Other Operating Income, Net	(329)	(38)	(291)	nmf
	908,305	895,785	12,520	1.4
OPERATING PROFIT	55,503	57,286	(1,783)	(3.1)
Interest Income	360	18	342	nmf
Interest Expense	(3,991)	(3,735)	256	6.9
Other Non-Operating Expense, Net	(207)	(154)	(53)	(34.4)
EARNINGS BEFORE INCOME TAXES	51,665	53,415	(1,750)	(3.3)
INCOME TAXES	11,864	9,695	2,169	22.4
NET EARNINGS	$39,801	$43,720	$(3,919)	(9.0)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$528,850	$504,407	$24,443	4.8%
Aaron's Business	426,271	439,156	(12,885)	(2.9)
DAMI	8,687	9,508	(821)	(8.6)
Total Revenues from External Customers	$963,808	$953,071	$10,737	1.1%

The following table presents revenue by source and by segment for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$528,850	$377,926	$—	$906,776
Retail Sales	—	8,854	—	8,854
Non-Retail Sales	—	31,085	—	31,085
Franchise Royalties and Fees	—	8,087	—	8,087
Interest and Fees on Loans Receivable	—	—	8,687	8,687
Other	—	319	—	319
Total Revenues	$528,850	$426,271	$8,687	$963,808
1 For the three months ended September 30, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $78.4 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 to these condensed consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the three months ended September 30, 2018:

	Three Months Ended September 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$504,407	$376,464	$—	$880,871
Retail Sales	—	7,620	—	7,620
Non-Retail Sales	—	44,368	—	44,368
Franchise Royalties and Fees	—	10,153	—	10,153
Interest and Fees on Loans Receivable	—	—	9,508	9,508
Other	—	551	—	551
Total Revenues	$504,407	$439,156	$9,508	$953,071
Progressive Bad Debt Expense	64,213	—	—	64,213
Total Revenues, net of Progressive Bad Debt Expense[1]	$440,194	$439,156	$9,508	$888,858
1 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by a 20.5% increase in invoice volume per active door, partially offset a 1.6% decrease in active doors and the recognition of a provision for returns and uncollectible renewal payments of $78.4 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019.
Aaron's Business. The acquisitions of various franchisees throughout 2017, 2018 and 2019 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the three months ended September 30, 2019 compared to the same period in the prior year.
Aaron's Business segment revenues decreased during the three months ended September 30, 2019 due to a $13.3 million decrease in non-retail sales partially offset by a $1.5 million increase in lease revenues and fees. The decrease in non-retail sales is primarily due to the net reduction of 189 franchised stores resulting from the Company's acquisition of various franchisees during the 15-month period ended September 30, 2019 and lower product purchases by franchisees. Lease revenues and fees increased during the three months ended September 30, 2019 primarily due to the franchisee acquisitions during 2018, partially offset by the net reduction of 149 stores during 2019 and a 2.9% decrease in same store revenues. The Company launched new sales and marketing initiatives during the third quarter, which led to an increase in new customer agreements but also resulted in insufficient labor capacity to handle the elevated workload on our stores. This capacity imbalance created a shortfall in collections performance which had an unfavorable impact on lease revenues, same store revenues, and write-offs in the quarter. Aaron's Business e-commerce revenues were approximately 10% of Aaron's Business total lease revenues and fees during the three months ended September 30, 2019.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2019 as compared to the third quarter of 2018 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
Personnel Costs	$173,762	$164,587	$9,175	5.6%
Occupancy Costs	59,264	56,860	2,404	4.2
Provision for Lease Merchandise Write-Offs	68,928	54,671	14,257	26.1
Bad Debt Expense	106	64,235	(64,129)	(99.8)
Shipping and Handling	17,592	18,392	(800)	(4.3)
Advertising	9,189	9,814	(625)	(6.4)
Provision for Loan Losses	6,068	6,471	(403)	(6.2)
Intangible Amortization	7,938	8,807	(869)	(9.9)
Other Operating Expenses	40,417	36,765	3,652	9.9
Operating Expenses	$383,264	$420,602	$(37,338)	(8.9)%
As a percentage of total revenues, operating expenses decreased to 39.8% in 2019 from 44.1% in the same period in 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, operating expenses as a percentage of total revenues for the three months ended September 30, 2019 decreased to 39.8% in 2019 from 40.1% in the same period in 2018.
Personnel costs increased by $6.0 million at our Progressive Leasing segment and by $3.5 million in our Aaron's Business segment. The increase in personnel costs is due to hiring to support the growth of Progressive Leasing and the Aaron's Business transformation initiatives and the Aaron's Business acquisition of 152 franchised stores during 2018, partially offset by the reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.7% in 2019 compared to 7.8% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 7.4% in 2019 from 5.4% in 2018. This increase is due to the lower collections activity in the quarter resulting from the redeployment of store labor towards enhanced sales activities described above and to an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues during the three months ended September 30, 2019.
Bad debt expense decreased during the three months ended September 30, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the three months ended September 30, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at DAMI.
Other operating expenses increased due to higher consulting expenses and software licensing expense incurred during the three months ended September 30, 2019.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 53.9% from 49.3% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 68.3% in 2019 compared to 68.7% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.9% in 2019 from 35.1% in the prior year due to a decrease in revenue from early buyouts.

Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.9% from 64.0% primarily due to higher sales price discounting of pre-leased merchandise during 2019 as compared to 2018.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 80.1% from 79.4% primarily due to lower inventory purchase cost during 2018 as compared to 2019.
Restructuring Expenses, Net. Restructuring activity for the three months ended September 30, 2019 was comprised of expenses of $5.5 million, which were primarily to record closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, and a loss on the sale of six Canadian stores to a third party. Restructuring activity for the three months ended September 30, 2018 was comprised of net charges of $0.5 million to record changes in assumptions related to Aaron's contractual lease obligations for closed stores partially offset by gains recognized on the sale of properties closed under the restructuring program.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
Net gains on sales of delivery vehicles	$(539)	$(184)	$(355)	nmf
Impairment charges and net losses on asset dispositions, assets held for sale and other	210	146	64	43.8
Other operating income, net	$(329)	$(38)	$(291)	nmf
Operating Profit
Interest expense. Interest expense increased to $4.0 million in 2019 from $3.7 million in 2018 due primarily to a higher outstanding debt balance during the three months ended September 30, 2019.
Other non-operating expense, net. Other non-operating expense, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement losses resulting from net changes in the value of the U.S. dollar against the Canadian dollar were not significant during the three months ended September 30, 2019 or 2018. Losses related to the changes in the cash surrender value of Company-owned life insurance were $0.1 million during the three months ended September 30, 2019 and were not significant during the three months ended September 30, 2018.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$53,473	$40,839	$12,634	30.9%
Aaron's Business	932	15,641	(14,709)	(94.0)
DAMI	(2,740)	(3,065)	325	10.6
Total Earnings Before Income Taxes	$51,665	$53,415	$(1,750)	(3.3)%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $11.9 million for the three months ended September 30, 2019 compared to $9.7 million in the prior year comparable period due to an increase in the effective tax rate to 23.0% in 2019 from 18.2% in 2018. The increase in the effective tax rate is due to a measurement period adjustment of $2.5 million income tax benefit related to the Tax Act that was recognized during the three months ended September 30, 2018.

Results of Operations – Nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$2,758,498	$2,596,876	$161,622	6.2%
Retail Sales	30,561	22,728	7,833	34.5
Non-Retail Sales	102,190	151,259	(49,069)	(32.4)
Franchise Royalties and Fees	25,899	35,140	(9,241)	(26.3)
Interest and Fees on Loans Receivable	25,943	28,258	(2,315)	(8.2)
Other	961	1,478	(517)	(35.0)
	2,944,052	2,835,739	108,313	3.8
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,464,887	1,290,015	174,872	13.6
Retail Cost of Sales	20,025	14,695	5,330	36.3
Non-Retail Cost of Sales	83,057	130,302	(47,245)	(36.3)
Operating Expenses	1,154,056	1,199,171	(45,115)	(3.8)
Restructuring Expenses	37,535	561	36,974	nmf
Other Operating Income, Net	(4,712)	(286)	(4,426)	nmf
	2,754,848	2,634,458	120,390	4.6
OPERATING PROFIT	189,204	201,281	(12,077)	(6.0)
Interest Income	1,405	374	1,031	nmf
Interest Expense	(13,247)	(11,868)	1,379	11.6
Impairment of Investment	—	(20,098)	(20,098)	nmf
Other Non-Operating Income, Net	1,430	458	972	nmf
EARNINGS BEFORE INCOME TAXES	178,792	170,147	8,645	5.1
INCOME TAXES	40,263	35,680	4,583	12.8
NET EARNINGS	$138,529	$134,467	$4,062	3.0%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$1,568,584	$1,474,590	$93,994	6.4%
Aaron's Business	1,349,525	1,332,891	16,634	1.2
DAMI	25,943	28,258	(2,315)	(8.2)
Total Revenues from External Customers	$2,944,052	$2,835,739	$108,313	3.8%
The following table presents revenue by source and by segment for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$1,568,584	$1,189,914	$—	$2,758,498
Retail Sales	—	30,561	—	30,561
Non-Retail Sales	—	102,190	—	102,190
Franchise Royalties and Fees	—	25,899	—	25,899
Interest and Fees on Loans Receivable	—	—	25,943	25,943
Other	—	961	—	961
Total Revenues	$1,568,584	$1,349,525	$25,943	$2,944,052
1 For the nine months ended September 30, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $193.9 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 to these condensed consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	DAMI	Total
Lease Revenues and Fees	$1,474,590	$1,122,286	$—	$2,596,876
Retail Sales	—	22,728	—	22,728
Non-Retail Sales	—	151,259	—	151,259
Franchise Royalties and Fees	—	35,140	—	35,140
Interest and Fees on Loans Receivable	—	—	28,258	28,258
Other	—	1,478	—	1,478
Total Revenues	$1,474,590	$1,332,891	$28,258	$2,835,739
Progressive Bad Debt Expense	160,773	—	—	160,773
Total Revenues, net of Progressive Bad Debt Expense[1]	$1,313,817	$1,332,891	$28,258	$2,674,966
1 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by an increase in invoice volume per active door, partially offset by a decrease in active doors and the recognition of a provision for returns and uncollectible renewal payments of $193.9 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019.
Aaron's Business. The acquisitions of various franchisees throughout 2017, 2018 and 2019 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the nine months ended September 30, 2019 compared to the same period in the prior year.

Aaron's Business lease revenues and fees increased $67.6 million during the nine months ended September 30, 2019 primarily due to franchisee acquisitions during 2018, partially offset by the net reduction of 149 underperforming stores during 2019 and a 0.3% decrease in same store revenues. This increase in Aaron's Business segment lease revenues was partially offset by a $49.1 million decrease in non-retail sales primarily due to the net reduction of 228 franchised stores resulting from the Company's acquisition of various franchisees during the 24-month period ended September 30, 2019, and lower product purchases by franchisees. Aaron's Business e-commerce revenues were approximately 9% of Aaron's Business total lease revenues and fees during the nine months ended September 30, 2019.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
Personnel Costs	$531,725	$498,201	$33,524	6.7%
Occupancy Costs	174,833	164,780	10,053	6.1
Provision for Lease Merchandise Write-Offs	186,922	146,091	40,831	27.9
Bad Debt Expense	1,272	160,886	(159,614)	(99.2)
Shipping and Handling	56,121	55,485	636	1.1
Advertising	39,366	26,197	13,169	50.3
Provision for Loan Losses	15,291	16,011	(720)	(4.5)
Intangible Amortization	27,797	23,745	4,052	17.1
Other Operating Expenses	120,729	107,775	12,954	12.0
Operating Expenses	$1,154,056	$1,199,171	$(45,115)	(3.8)%
As a percentage of total revenues, operating expenses decreased to 39.2% in the nine months ended September 30, 2019 from 42.3% in the same period in 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, operating expenses as a percentage of total revenues for the nine months ended September 30, 2019 increased to 39.2% in 2019 from 38.8% in the same period in 2018.
Personnel costs increased by $18.4 million in our Aaron's Business segment and $16.0 million at our Progressive Leasing segment. The increase in personnel costs during the nine months ended September 30, 2019 is primarily due to the Aaron's Business acquisition of 152 franchised stores during 2018, hiring to support Aaron's Business transformation initiatives and the growth of Progressive Leasing, partially offset by the closure and merger of underperforming stores and a reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our restructuring actions.
The provision for lease merchandise write-offs increased during the nine months ended September 30, 2019 primarily due to Progressive Leasing's invoice volume growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.4% in both 2019 and 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 5.9% in 2019 from 4.4% in 2018. This increase is due to the lower collections activity in the third quarter of 2019 resulting from the redeployment of store labor towards enhanced sales activities and to an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues during the nine months ended September 30, 2019.
Bad debt expense decreased during the nine months ended September 30, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the condensed consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the nine months ended September 30, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at DAMI.
Advertising expense increased during the nine months ended September 30, 2019 due to the Aaron's Business rebranding campaign and direct response marketing initiatives.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisition of 152 franchised stores throughout 2018.
Other operating expenses increased due to higher merchant expenses at Progressive Leasing due to the growth in invoice volume and higher software licensing expense incurred during the nine months ended September 30, 2019.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 53.1% from 49.7% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 68.0% in 2019 compared to 69.2% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in revenue from early buyouts, which has a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.5% in 2019 from 34.0% in the prior year.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 65.5% from 64.7% primarily due to higher discounting of pre-leased merchandise during 2019 as compared to 2018.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 81.3% from 86.1% primarily due to lower inventory purchase cost during 2019 as compared to 2018.
Restructuring Expenses, Net. Restructuring activity for the nine months ended September 30, 2019 resulted in expenses of $37.5 million, which were primarily to record closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, and other impairment charges.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
Losses (gains) on sales of stores and customer agreements	$4	$(46)	$50	nmf
Net gains on sales of delivery vehicles	(869)	(629)	(240)	(38.2)
Gain on insurance recoveries	(4,527)	—	(4,527)	nmf
Impairment charges and net losses on asset dispositions, assets held for sale and other	680	389	291	74.8
Other operating income, net	$(4,712)	$(286)	$(4,426)	nmf
nmf—Calculation is not meaningful
The gain on insurance recoveries of $4.5 million during the nine months ended September 30, 2019 relates to payments received from insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables.
Operating Profit
Interest expense. Interest expense increased to $13.2 million for the nine months ended September 30, 2019 from $11.9 million in 2018 due primarily to a higher outstanding debt balance during the nine months ended September 30, 2019.
Impairment of investment. During the nine months ended September 30, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome.

Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains and losses were not significant during the nine months ended September 30, 2019 or 2018. Net gains related to the changes in the cash surrender value of Company-owned life insurance were $1.5 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively.
Earnings Before Income Taxes
Information about our earnings (loss) before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAXES:
Progressive Leasing	$167,267	$120,393	$46,874	38.9%
Aaron's Business	18,658	56,417	(37,759)	(66.9)
DAMI	(7,133)	(6,663)	(470)	(7.1)
Total Earnings Before Income Taxes	$178,792	$170,147	$8,645	5.1%
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $40.3 million for the nine months ended September 30, 2019 compared to $35.7 million for the same period in 2018 due to an increase in the effective tax rate to 22.5% in 2019 from 21.0% in 2018. The increase in the effective tax rate is due to higher non-deductible expenses during the nine months ended September 30, 2019 compared to the same period in 2018 and measurement period adjustments of $2.3 million income tax benefits related to the Tax Act that were recognized during the nine months ended September 30, 2018.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2018 to September 30, 2019 include:

•	Cash and cash equivalents increased $135.0 million to $150.3 million at September 30, 2019. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
As a result of the adoption of ASC 842 as of January 1, 2019, the Company has operating lease right-of-use assets and operating lease liabilities of $330.5 million and $374.4 million, respectively, as of September 30, 2019.

•	Income tax receivable decreased $13.2 million due primarily to net income tax refunds of $5.5 million received during the nine months ended September 30, 2019.

•
Accounts payable and accrued expenses decreased $38.9 million primarily due to the seasonality of the Company's lease merchandise purchases and timing of related payments. Additionally, upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve, which were previously recorded within accounts payable and accrued expenses, were reclassified as a reduction to the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet.

•	Debt decreased $77.6 million due primarily to scheduled repayments on the Company's senior unsecured notes.
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
As of September 30, 2019, the Company had $150.3 million of cash and $386.2 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $350.8 million and $363.0 million during the nine months ended September 30, 2019 and 2018, respectively. The $12.2 million decrease in operating cash flows was primarily driven by net tax refunds of $5.5 million during the nine months ended September 30, 2019 compared to net tax refunds of $64.8 million during the nine months ended September 30, 2018. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2019.
Cash Used in Investing Activities
Cash used in investing activities was $83.2 million and $192.3 million during the nine months ended September 30, 2019 and 2018, respectively. The $109.2 million decrease in investing cash outflows was primarily due to $128.2 million lower outflows for the acquisition of businesses and customer agreements, partially offset by (i) $14.1 million of additional outflows related to the purchase of property, plant and equipment and (ii) $3.6 million lower proceeds from DAMI loans receivable during the nine months ended September 30, 2019 as compared to the same period in 2018.
Cash Used in Financing Activities
Cash used in financing activities was $132.7 million and $186.7 million during the nine months ended September 30, 2019 and 2018, respectively. The $54.0 million decrease in financing cash outflows was primarily due to a $60.6 million decrease in the Company's repurchases of outstanding common stock partially offset by a $6.5 million increase in net repayments of debt during the nine months ended September 30, 2019 as compared to the same period in 2018.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the nine months ended September 30, 2019, the Company purchased approximately 642,284 shares for $39.4 million. As of September 30, 2019, we have the authority to purchase additional shares up to our remaining authorization limit of $291.8 million.
Dividends
We have paid quarterly cash dividends for 32 consecutive years. At its November 2018 meeting, our board of directors increased the quarterly dividend to $0.035 per share from $0.03 per share. Aggregate dividend payments for the nine months ended September 30, 2019 were $7.1 million.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of September 30, 2019, $225.0 million in term loans were outstanding under our term loan and revolving credit agreement that matures on September 18, 2022. The total available credit under our revolving credit facility as of September 30, 2019 was $386.2 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of September 30, 2019, the Company had outstanding $120.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2019 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the nine months ended September 30, 2019, we received net tax refunds of $5.5 million. Within the next three months, we anticipate we will make $1.0 million in estimated tax payments for U.S. federal income taxes and estimated payments of $0.3 million for Canadian income taxes as well as an estimated $1.0 million for state income taxes.
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
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, under which the maximum facility commitment amount under the franchisee loan program was $55.0 million as of September 30, 2019. At September 30, 2019, the total amount that we might be obligated to repay in the event franchisees defaulted was $29.8 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, we have had no significant associated losses. We believe the likelihood that the Company would fund any significant amounts in connection with these commitments to be remote. On October 11, 2019, the Company amended its franchise loan facility to (i) reduce the total commitment amount from $55.0 million to $40.0 million; and (ii) extend the maturity date to October 22, 2020.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Nonetheless, as of September 30, 2019, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Unfunded Lending Commitments
The Company, through its DAMI business, has unfunded lending commitments totaling approximately $262.3 million and $316.4 million as of September 30, 2019 and December 31, 2018, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.5 million as of September 30, 2019 and December 31, 2018, respectively.
Critical Accounting Policies
Refer to the 2018 Annual Report.

Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
Use of Non-GAAP Financial Information
The "Results of Operations" sections above disclose non-GAAP revenues as if the lessor accounting impacts of ASC 842 were in effect for the three and nine months ended September 30, 2018. "Total Revenues, net of Progressive Bad Debt Expense" and the related percentages for the comparable prior year periods are a supplemental measure of our performance that are not calculated in accordance with generally accepted accounting principles in the United States ("GAAP") in place during 2018. These non-GAAP measures assume that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2019 through July 31, 2019	10,100	63.85	10,100	$316,206,310
August 1, 2019 through August 31, 2019	204,477	63.29	204,477	303,265,450
September 1, 2019 through September 30, 2019	184,847	61.79	184,847	291,843,242
Total	399,424		399,424
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Third Amendment to the Employees Retirement Plan, dated August 23, 2019, to be effective January 1, 2020.

10.2
Second Amendment to Fourth Amended and Restated Loan Facility Agreement and Guaranty, entered into among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated as of October 11, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

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

AARON’S, INC.
(Registrant)

Date:	November 4, 2019	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	November 4, 2019	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)