Form 10-K
period 2019-12-31
AARON'S INC
filed 2020-02-20
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2019 was $2,577,569,581 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 13, 2020, there were 66,744,517 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Generally, the words "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including the anticipated impacts and outcomes of our strategic plan, with respect to improving our Aaron’s store profitability; accelerating our omnichannel platform; promoting communication, coordination and integration; converting our existing pipeline into Progressive Leasing retail partners; optimizing the economic return of our active lease portfolio; strengthening our relationships with Progressive Leasing’s and Vive’s current retail partners; and championing compliance, as well as the expected impacts and outcomes of closing and consolidating certain of our Company-operated Aaron’s stores; initiatives to grow market share and statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Factors that could cause our actual results to differ materially from any forward-looking statements include: (i) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our businesses; (ii) the effects of our announcement of Progressive Leasing’s proposed settlement with the Federal Trade Commission ("FTC") on our reputation and business; (iii) our strategic plan failing to deliver the benefits and outcomes we expect, with respect to improving our Aaron’s Business in particular; (iv) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors; (v) financial challenges faced by our franchisees; and (vi) other factors discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K. We qualify any forward-looking statements entirely by these cautionary factors.
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
General Development of Business
Aaron's, Inc. is listed on the New York Stock Exchange under the symbol AAN. The Company is a leading omnichannel provider of lease-purchase solutions primarily to an underserved, credit-challenged segment of the population. Through multiple business segments, the Company primarily provides consumers with lease-purchase solutions for the products they need and want including furniture, appliances, electronics, jewelry and a variety of other products. The Company provides flexible options to help customers towards ownership, including early buyout options, low up-front payments and flexible payment options. Aaron's, Inc. conducts its business through three operating segments. Progressive Leasing, a virtual lease-to-own company, provides lease-purchase solutions through approximately 25,000 retail locations, owned and operated by other companies, in 46 states and the District of Columbia, including e-commerce merchants. The Aaron's Business segment engages in the sales and lease ownership and specialty retailing of furniture, home appliances, consumer electronics and accessories through its approximately 1,500 company-operated and franchised stores in 47 states, Canada and Puerto Rico, as well as its e-commerce platform, Aarons.com. Dent-A-Med, Inc., d/b/a the HELPcard® ("DAMI"), provides a variety of second-look credit products that are originated through federally insured banks. As part of a rebranding effort DAMI merged into a newly created wholly-owned subsidiary of the Company, Vive Financial, LLC (“Vive”), and began operating under the Vive name effective January 1, 2020. We have updated all disclosures and references of Dent-A-Med, Inc. and/or DAMI in this Annual Report on Form 10-K to reflect the change to Vive.
As of December 31, 2019, we had 1,502 Aaron's stores, comprised of 1,167 Company-operated stores in 42 states and Canada, and 335 independently-owned franchised stores in 37 states, Canada and Puerto Rico.
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
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and Vive acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) commoditization of pricing in consumer electronics; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

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

•
Strengthen relationships of Progressive Leasing current retail partners – Our Progressive Leasing business has benefited from both long-term and relatively newer, mutually beneficial relationships with our existing retailer base. Our ability to maintain these relationships and address the changing needs of these retailers is critical to the long-term growth strategy of our business.

•
Focus on converting existing pipeline into Progressive Leasing retail partners – Our Progressive Leasing business segment is continuously focused on establishing new relationships with retailers and identifying solutions that address their business needs. We believe these new relationships are fundamental to continued revenue growth for Progressive Leasing.

•
Enhance our virtual offering at Progressive Leasing - In collaboration with our retail partners, Progressive remains committed to providing a seamless, transparent and fair offering to our customers. We continue to invest heavily in technology aimed at improving our customer interactions, and remain dedicated to providing a compliant experience through our contact center.

•
Drive omnichannel demand generation at the Aaron's Business – We continue our focus on generating customer demand and driving sales conversion rates through enhanced customer insights, direct response marketing and increased investment in e-commerce at Aaron's Business. We believe Aarons.com represents an opportunity to provide our customers with expanded product selections and shopping convenience in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offerings.

•
Repositioning and reinvesting in our real estate at the Aaron's Business – We expect to continue to roll out our next generation store concepts to adapt to our changing competitive environment and reposition and rationalize existing real estate to higher traffic areas.

•
Manage the Aaron's Business stores with operational excellence – We continue to invest in various Aaron's Business transformation initiatives that are designed to improve the customer experience while lowering our cost to serve. We expect to continue to roll out nationally our Rapid Customer Onboarding, a decisioning tool designed to improve our Aaron's Business customer experience by streamlining and standardizing the decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We are also focused on executing a balanced business approach through customer retention and renewals, investing in our leadership talent, and improving our store staffing model to ensure we have our staff available to meet our customers' needs.

Operating Segments
As of December 31, 2019, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our three reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Established in 1999 and acquired by the Company in 2014, Progressive Leasing is a leader in the expanding virtual lease-to-own market. Progressive Leasing partners with traditional and e-commerce retailers, primarily in the furniture and appliance, jewelry, mobile phones and accessories, mattress, and automobile electronics and accessories industries to offer a lease-purchase solution for customers who may not have access to traditional credit-based financing options. It does so by offering leases with terms that employ monthly, semi-monthly and weekly payment models.
We offer a proprietary, technology-based application and approval process that does not require Progressive Leasing employees to be staffed in a store. Once a customer is approved, Progressive Leasing purchases the merchandise from the retailer and enters into a lease-to-own transaction with the customer. The contract provides early-buyout options or ownership after a contractually specified amount has been paid. Progressive Leasing provides lease-purchase solutions through approximately 25,000 retail locations in 46 states and the District of Columbia, including e-commerce merchants, and operates under federal regulatory agency oversight and scrutiny, including the FTC, as well as state-and-District specific regulations.
Aaron's Business
Aaron's store-based and e-commerce operations
Our omnichannel platform allows us to engage customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in an Aaron's store or through our e-commerce platform across our product offerings. Aaron's store-based operations offer leases with terms that employ monthly, semi-monthly and weekly payment models to provide durable household goods to consumers through our Aaron's stores. Aaron's e-commerce operations employ flexible payment terms through Aarons.com. Over 90% of our lease agreements have monthly payment terms.
Our customer base is comprised primarily of customers with limited access to traditional credit sources such as bank financing, installment credit or credit cards. Customers of our Aaron's Business segment take advantage of our services to acquire consumer goods they might not otherwise be able to without incurring additional debt or long-term obligations. Customer agreements are cancelable at any time by either party without penalty.

We often re-lease or sell merchandise that customers return to us prior to the expiration of their agreements. We also offer up-front purchase options.
We have developed a distinctive concept for our stores including specific merchandising, store layout, pricing and agreement terms all designed to appeal to our target consumer market. The typical store layout is a combination showroom and warehouse generally comprising 6,000 to 15,000 square feet. Each store usually maintains at least two trucks for delivery, service and return of product. We generally offer same or next day delivery for addresses located within a specified geographic area of the store. Our stores provide a broad selection of brand name electronics, computers, appliances, bedding and furniture, including bedding and furniture manufactured by our Woodhaven manufacturing division.
Franchise
The Company has no current plans to franchise additional Aaron's stores. We have existing agreements with our current franchisees to govern the operations of franchised stores. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue collections from their stores.
Some qualifying franchisees took part in a financing arrangement we established with several financial institutions to assist our existing franchisees in establishing and operating their store(s). We provide guarantees to the financial institutions that provide the loan facilities for amounts outstanding under this franchise financing program. At December 31, 2019, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $29.4 million, all of which would be due within the next two years. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial.
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
Woodhaven produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture designed and produced by this division incorporates features that we believe result in enhanced durability and improved shipping processes all relative to furniture we would otherwise purchase from third parties. These features include (i) standardized components, (ii) reduced number of parts and features susceptible to wear or damage, (iii) more resilient foam, (iv) durable fabrics and sturdy frames which translate to longer life and higher residual value and (v) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned.
Woodhaven Furniture Industries consists of five furniture manufacturing plants and seven bedding manufacturing facilities totaling approximately 820,000 square feet of manufacturing capacity.
Vive
Founded in 1983 and acquired by the Company in 2015, Vive primarily serves customers that may not qualify for traditional prime lending who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label cards. Vive's current network of merchants includes medical and dental markets, furniture, mattresses and fitness equipment. The Company believes the Vive product offerings are complementary to those of Progressive Leasing and is allowing Progressive to expand into the markets and merchants that Vive serves.
We extend or decline credit to an applicant through third-party bank partners based upon the customer's credit rating. Our bank partners originate the loan by providing financing to the merchant at the point of sale and acquiring the receivable at a discount from the face value, which represents a pre-negotiated fee between Vive and the merchant. Vive then acquires the receivable from the bank.
Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial two-year period, which we will renew if the cardholder remains in good standing. The customer is required to make periodic minimum monthly payments and may pay certain annual and other periodic fees.

Operations
Operating Strategy
Our operating strategy is based on distinguishing our brands from those of our competitors along with maximizing our operational efficiencies. Our Progressive Leasing and Vive operating strategies are based on providing excellent service to our retail and merchant partners and to our customers, along with continued development of technology-based solutions. This allows us to increase our retail and merchant partners' sales, drive demand for our service, and scale in an efficient manner. Specifically with Progressive Leasing, we believe our ability to service a retailer with limited labor costs allows us to maintain a cost of ownership for leased merchandise lower than that of other options available to our customers.
We execute on our strategy for our Aaron's store-based and e-commerce operations by (i) emphasizing the uniqueness of our sales and lease ownership concept from those in our industry generally; (ii) offering high levels of customer service; (iii) promoting our vendors' and Aaron's brand names; and (iv) managing merchandise through our manufacturing and distribution capabilities.
We believe that the success of our store-based and e-commerce operations is attributable to our distinctive approach to the business that distinguishes us from both our lease-to-own and credit retail competitors. We have pioneered innovative approaches to meeting changing customer needs that we believe differ from many of our competitors. These include (i) offering lease ownership agreements that result in a lower cost to own; (ii) maintaining larger and more attractive store showrooms; (iii) offering a wider selection of higher-quality merchandise; (iv) digital customer onboarding and decisioning; and (v) providing an up-front cash and carry purchase option on select merchandise.
Aaron's Business Operations
The Aaron's Business segment has various levels of executive leadership, area directors, and regional managers that oversee our Aaron's Business operations. At the individual store level, the general store manager is primarily responsible for managing and supervising all aspects of store operations, including (i) customer relations and account management, (ii) deliveries and pickups, (iii) warehouse and inventory management, (iv) partial merchandise selection, (v) employment decisions, including hiring, training and terminating store employees and (vi) certain marketing initiatives. Store managers also administer the processing of lease return merchandise including making determinations with respect to inspection, repairs, sales, reconditioning and subsequent leasing.
Our business philosophy emphasizes safeguarding of Company assets, strict cost containment and financial controls. All personnel are expected to monitor expenses to contain costs. All material Aaron's Business invoices are approved and paid utilizing the Company's centralized accounts payable process to enhance financial accountability. We believe that careful monitoring of lease merchandise as well as operational expenses enables us to maintain financial stability and profitability.
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
Lease Agreement Approval, Renewal and Collection
Our Progressive Leasing business uses proprietary decisioning algorithms to determine which customers would meet our leasing qualifications. The transaction is completed online or through a point of sale integration with our retail partners. Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our call center, customer service centers and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper, Utah location, our Progressive customer service centers, or our Aaron's operated stores.
We have a proprietary lease approval process with respect to our Aaron's Business store customers, which includes obtaining certain customer data from third-party service providers, verifying employment or other reliable sources of income and using personal references supplied by the customer. In addition, we continue to roll out Rapid Customer Onboarding nationally, which is a decisioning tool designed to improve our customer experience by streamlining and standardizing the decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. Generally, our Aaron's store operations and e-commerce agreements for merchandise require payments in advance, and the merchandise normally is recovered if a payment is significantly in arrears.
One of the factors in the success of our Aaron's Business operations is timely collections, which are monitored by store managers and our call center associates. Customers are contacted within a few days after their lease payment due dates to encourage them to keep their agreement current. Careful attention to collections is particularly important in sales and lease ownership operations, where the customer typically has the option to cancel the agreement at any time and each contractually due payment is generally considered a renewal of the agreement. The Company continues to encourage customers to take advantage of the convenience of enrolling in the Company's automatic payment program, EZPay.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 6.8%, 5.5% and 4.8% in 2019, 2018 and 2017, respectively. We believe that our collection and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Credit Agreement Approval and Collection
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs). We believe Vive provides the following strategic benefits when combined with Progressive Leasing's product offerings:

•
Enhanced product for retail partners - Vive enhances Progressive Leasing's best-in-class product with an integrated solution for below-prime customers. Vive has a centralized, scalable underwriting model with a long operating history, deployed through its established bank partners, and a receivable management system.

•
Higher consumer credit quality - Vive primarily serves customers with FICO scores between 600 and 700, which make up approximately a quarter of the U.S. population. These customers generally have greater purchasing power with stronger credit profiles than Progressive Leasing's current customers.

•
Expanded customer base - In addition to complementing Progressive Leasing's traditional offering for existing and prospective retail partners, Vive's strong relationships with merchant partners who provide services offer an additional channel for longer-term growth.

Vive uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on a proprietary underwriting algorithm. Loans receivable are unsecured, and collections on loans receivable are managed in-house through Vive's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success in our operations is our commitment to developing good relationships with our customers. The Company consistently monitors consumer interests and trends to ensure that our business model is aligned with our customers' needs. The Company believes that building a relationship with the customer that ensures customer satisfaction is critical because customers of Progressive Leasing and Aaron's store-based and e-commerce operations have the option of returning the leased merchandise at any time without penalty. Our goal, therefore, is to develop a positive experience with the Company and our products, service and support in the minds of our customers from the moment they enter our showrooms and the showrooms of our retail partners. We demonstrate our commitment to superior customer service by providing customers with access to product through multiple channels, including Progressive Leasing's and Vive's network of retail and merchant partner locations, Aarons.com, and Aaron's store-based operations. Aaron's store-based operations provide rapid delivery of leased merchandise (often on same or next day delivery) and investments in technology that improve the customer experience.
We believe our strong focus on customer satisfaction generates repeat business and long-lasting relationships with our customers and retail partners. Our customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include early purchase options, reinstatement options, product replacement, and other discounts and benefits. In order to increase leasing transactions, we foster relationships with our retail partners and existing customers to attract recurring business, and many new agreements are attributable to repeat customers. Our Progressive Leasing business offers centralized customer and retailer support through contact centers located in Draper, Utah and Glendale, Arizona.
Our Aaron's store-based operations offers customers the option to obtain a membership in the Aaron's Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (i) product protection benefits; (ii) health & wellness discounts; and (iii) dining, shopping and consumer savings. The product protection benefits provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements in the event of customer unemployment or illness; replacement of the product in the event the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements in the event of death of any member named on the lease agreement; and/or repair of the product for an extended period after the customer takes ownership.
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
At Progressive Leasing, developing our leaders is a key priority. We help our leaders achieve their strategic goals by providing a robust leadership development curriculum for all leaders. We also provide an online learning curriculum that includes content around specific business-related needs in multiple delivery formats and includes tools, assessments, videos and digital learning modules, which are available live, in-person and online.
Purchasing and Retail Relationships
The following table shows the percentage of Progressive Leasing's revenues attributable to different retail partner categories (note that a retail partner is attributed to a single product category even if they may carry products across multiple product categories):

	Year Ended December 31,
Progressive Leasing Retail Partner Category	2019	2018	2017
Furniture and appliance	53%	54%	55%
Jewelry	16%	14%	7%
Mobile phones and accessories	12%	9%	10%
Mattress	10%	12%	15%
Automobile electronics and accessories	7%	9%	11%
Other	2%	2%	2%
During 2019, three retailers each individually provided greater than 10% of the lease merchandise acquired by Progressive Leasing and subsequently leased to customers. We derived approximately 12% of our consolidated revenues from customers of one of these retailers, Big Lots Stores, Inc., for the year ended December 31, 2019.
For our Aaron's store-based operations, our merchandise product mix is determined by executive leadership and our merchandising department based on an analysis of customer demands. The following table shows the percentage of our Aaron's Business revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Business Merchandise Category	2019	2018	2017
Furniture	44%	44%	45%
Home appliances	27%	25%	24%
Consumer electronics	20%	22%	24%
Computers	6%	6%	5%
Other	3%	3%	2%
One of Aaron's Business largest suppliers is our own Woodhaven manufacturing division, which supplies the majority of the bedding and a significant portion of the upholstered furniture we lease or sell through our Aaron's Business segment. We purchase the remaining merchandise directly from manufacturers and local distributors and are generally able to obtain bulk discounts that provide us with cost advantages. Our stores carry well-known brands such as Samsung®, GE®, HP®, LG®, Simmons®, Philips®, and Ashley®. To a lesser extent, we also may sell or re-lease certain merchandise returned by our Progressive Leasing and Aaron's Business customers. We have no long-term agreements for the purchase of merchandise.

The following table shows the percentage of Vive's revenues attributable to different merchant partner categories:

	Year Ended December 31,
Vive Merchant Partner Category	2019	2018	2017
Medical and dental	46%	52%	49%
Furniture and mattress	31%	23%	23%
Retail	15%	17%	20%
Other	8%	8%	8%
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
Marketing and Advertising
Progressive Leasing and Vive execute their marketing strategy in partnership with retailers and other merchants. This is typically accomplished through in-store signage and marketing material, direct marketing activities, and the education of sales associates.
The Aaron's Business marketing targets current and previous Aaron's customers and potential new customers. We feature brand name products available through our no-credit-needed lease ownership plans. We reach our customer demographics through a variety of traditional and digital media channels including TV, radio, digital video, direct mail, and search with a combination of brand and promotional messaging. We continue to test new ways to engage potential customers we can serve and find audience segments that are open to rent-to-own.
We continue to refine and grow our overall contact strategy to grow our customer base. By understanding optimal timing, offers and products to promote to current and former customers along with potential prospects we look to continue improvements in marketing return on investment. Direct mail, email and text messages serve as the primary tools we utilize in each of these strategies. We test, analyze and refine our results to determine the optimal mix to drive results.
With our sizeable e-commerce business, we also focus heavily on digital marketing including search, display, and social to help drive traffic to both stores and our e-commerce website. Our e-commerce marketing is dynamically managed on a daily basis and is growing as a share of spend relative to traditional marketing channels.
Competition
The Company competes with national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service and lease rates, store location and terms.

Working Capital
The Progressive Leasing and Aaron's Business sales and lease ownership model results in the Company remaining the owner of merchandise on lease; therefore, the Company's most significant working capital asset is merchandise inventory on lease. The Aaron's Business store-based and e-commerce operations also require the Company to maintain significant levels of merchandise inventory available for lease in order to provide the service demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. Failure to maintain appropriate levels of merchandise could materially adversely affect our customer relationships and our business. We believe our cash on hand, operating cash flows, credit availability under our financing agreements and other sources of financing are adequate to meet our normal liquidity requirements.
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
Unlike transactions with traditional retailers, in which the customer is committed to purchasing the merchandise, our sales and lease ownership transactions are not credit installment contracts. Therefore, the customer may elect to terminate the transaction after a short, initial lease period, without penalty. Progressive Leasing provides a 90-day buy-out option on lease-purchase solutions offered through traditional retailers. Our Aaron's Business operations offer an up-front "cash and carry" purchase option and generally a same-as-cash option on most merchandise.

We believe our lease-purchase solutions offer the following distinguishing characteristics when compared to traditional lease-to-own stores:

•	Lower total cost - Our agreement terms generally provide a lower cost of ownership to the customer than traditional lease-to-own stores.

•
Wider merchandise selection - Our Progressive Leasing operations allow us to offer a wider selection of merchandise via partnerships with various merchants. Additionally, we also generally offer a larger selection of higher-quality merchandise through our Aaron's e-commerce and store-based operations than others in the lease-to-own industry.

•	Larger store layout - Aaron's stores currently average 8,000 square feet, which is significantly larger than the average size of our largest competitor's lease-to-own stores.

•	Fewer payments - Our typical plan offers semi-monthly or monthly payments versus the industry standard of weekly payments.

•
Flexible payment methods - We offer our customers the opportunity to pay by automated clearing house (ACH), debit card, credit card, cash or check. We also offer an EZPay option which gives customers the ease of using their debit or credit card to set up an automatic payment on the date they select. Our Progressive Leasing operations receive substantially all of their payments from customers by ACH, debit card or credit card. Our Aaron's Business operations currently receive approximately 79% of their payment volume (in dollars) from customers by debit card or credit card.

Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies, including the Federal Trade Commission ("FTC"), for example, which may exercise oversight of the advertising and other business practices of our Company. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations, earnings or financial condition.
A summary of certain laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Federal regulatory authorities, such as the FTC, are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and any of these agencies may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. From time to time, federal regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry. For example, as we have disclosed previously, in July 2018 we received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through our traditional, lease-to-own store-based business, including our Aarons.com e-commerce business, and Progressive Leasing, and whether such disclosures are in violation of the FTC Act. Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, with Progressive undertaking to make a lump-sum payment of $175 million to the FTC. In January 2020, Progressive Leasing and FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive Leasing to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. Because Progressive Leasing reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company has recognized a charge during the fourth quarter of 2019 of $179.3 million, including $4.3 million of incurred legal fees. The proposed consent order is subject to the approval of both the FTC and the U.S. District Court for the Northern District of Georgia, and there can be no assurance that such approval will be obtained or that the terms of any settlement will be as currently agreed between the parties. Any such settlement and related consent order could lead to investigations and enforcement actions by, and/or consent orders with, state attorneys general and regulatory agencies. We cannot predict whether any state attorneys general or federal regulatory agencies will direct other investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future regulatory initiatives may be.

Additionally, in April 2019, the Aaron’s Business, along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws, in August 2019, the Company reached an agreement in principle with the FTC staff to resolve that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, remains subject to the approval of the Commission.
In addition to federal regulatory oversight, currently, nearly every state and most provinces in Canada specifically regulate lease-to-own transactions via state or provincial statutes. This includes states in which our Progressive Leasing business has retail partners and also includes states in which we currently operate our Aaron's Business. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, marketing disclosures to customers and customer contact may be subject to federal laws and regulation.
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
Vive is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements, among other things. In addition, Vive services credit cards issued through third party bank partners and therefore is subject to those banks' Federal Deposit Insurance Corporation regulators. Additional regulations are being developed, as the attention placed on the True Lender Doctrine and consumer debt transactions has grown significantly. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our Progressive Leasing, Aaron's Business and/or Vive businesses or other operations.
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

Employees
At December 31, 2019, the Company had approximately 12,100 employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
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
Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal and state laws and regulations, we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.
As indicated by Progressive Leasing’s proposed settlement with the FTC that we announced on February 20, 2020, federal regulatory authorities such as the FTC are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and any of these federal agencies, as well as state regulatory authorities, may propose and adopt new regulations (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, we believe, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry have been adopted. Regulators and courts may apply laws or regulations to our businesses in incorrect, inconsistent or unpredictable ways that may make compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely impact the manner in which we operate.
Nearly every state, the District of Columbia, Puerto Rico, and most provinces in Canada specifically regulate lease-to-own transactions. This includes states in which our Progressive Leasing business has retail partners as well as ones in which we currently operate our Aaron’s Business stores. Furthermore, certain aspects of our business, such as the content of our advertising and other disclosures to customers about our lease-to-own transactions; and our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, our credit reporting practices, and the manner in which we process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer data, which will result in increased regulatory oversight and litigation risks and increase our compliance-related costs in California. Moreover, other states may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA, requiring us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.
Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and complying with them is difficult, expensive and uncertain. Furthermore, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject our Company to "headline risks" that could negatively impact our business in a particular market or in general and, therefore, may adversely affect our share price. For example, in early February 2020, news reports in California raised concerns that California’s governor is proposing “new rent-to-own oversight” rules for the state. Investors worried that this implied a new, lower cap on the fees rent-to-own companies, like us, would be able to charge in the future, which resulted in significant stock price volatility in our shares.
We have incurred and will continue to incur substantial costs to comply with federal and state laws and regulations. In addition to compliance costs, we may continue to incur substantial expenses to respond to federal and state government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, including those arising out of our or our franchisees’ alleged violations of existing laws and/or regulations.

Further, certain political candidates for various offices have from time-to-time indicated a desire to increase the level of regulation and regulatory scrutiny applicable to lease-to-own and similar subprime financial services providers. If elected, these candidates may propose new laws and regulations (or appoint individuals who could reinterpret existing regulations) that, if adopted, would adversely impact our current operations and the regulatory landscape for businesses such as ours. Our manufacturing and distribution functions are also subject to various federal, state and municipal laws and regulations, including those regarding environmental, health and safety and transportation. Failure by us to comply with these laws and regulations could result in fines, penalties or limitations on our ability to conduct our business, or federal, state or municipal actions, or private litigation, any of which could significantly harm our reputation, both with consumers as well as with Progressive Leasing’s and Vive’s retail and merchant partners, which could materially and adversely affect our business, prospects and financial condition.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses, such as Vive, that engage in financial, banking or lending services, or rent-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future. Our aarons.com e-commerce business may also be subject to laws and regulatory requirements in addition to those that apply to our legacy store-based operations, and/or existing laws and regulations may apply to our e-commerce business in ways that are different from their application to our legacy store-based operations.
The effects on our business of our announcement of Progressive Leasing’s proposed settlement with the FTC are not certain; it may have a material adverse effect on our reputation, business, and financial results, as could our failure to comply with the settlement.
We announced on February 20, 2020, that Progressive Leasing had reached a proposed settlement with the staff of the FTC to resolve the Civil Investigative Demand that Progressive Leasing received from the FTC in July 2018, regarding whether Progressive Leasing's disclosures to customers violated the FTC Act. Under the proposed agreement, which remains subject to the approval of the FTC Commissioners and the United States District Court for the Northern District of Georgia, Progressive Leasing would make a payment of $175 million to the FTC and enhance certain compliance-related activities, including monitoring, disclosure and reporting requirements.
Our announcement about the proposed settlement may lead to unfavorable media coverage and other negative publicity, Progressive Leasing’s existing retail partners reducing or terminating their relationships with Progressive Leasing, and prospective retail partners refusing to do business with Progressive Leasing. It also creates risks that third-parties may bring actions against Progressive Leasing, whether in the form of state or other federal regulatory investigations or proceedings, or private litigation, any of which could lead to substantial legal fees and costs for extended periods of time, monetary settlements, fines, penalties or injunctions, and distraction to our management team. The loss of retail partners and/or the incurrence of substantial costs to respond to third-party actions and investigations could have an adverse effect on our financial condition and results of operations.
Assuming the proposed settlement agreement with the FTC is finalized, compliance with it will require the cooperation of Progressive Leasing’s retail partners, over whom we do not have the same level of influence or control as we have over our own business, including, for example, with respect to advertising and explaining lease transactions to consumers. In the event Progressive Leasing is found to be in violation of the terms of the FTC settlement, the FTC could, among other things, initiate further enforcement actions, seek an injunction or other restrictive orders and impose civil monetary penalties against Progressive Leasing and its officers, which could harm Progressive Leasing’s financial condition and results of operations.
Progressive Leasing's virtual lease-to-own business, as well as our e-commerce-based business, differs in some potentially significant respects from the risks of the traditional store-based Aaron's Business lease-to-own business. The risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
Our Progressive Leasing segment offers its lease-to-own solution through the stores of third-party retailers, which we have historically referred to as “retail partners”. Progressive Leasing consequently faces some different risks than are associated with our traditional store-based sales and lease ownership concept, which our Aaron’s Business segment and its franchisees offer through their own stores. These potential risks include, among others:

•
Progressive Leasing’s reliance on third-party retailers (over whom Progressive Leasing cannot exercise the degree of control and oversight that the Aaron’s Business and its franchisees can assert over their own respective employees) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by the customer, and that the transaction is with Progressive Leasing and not with its retail partner;

•
the potential that, notwithstanding Progressive Leasing’s proposed settlement with the FTC, the FTC and additional federal regulators, such as the CFPB, may continue to target (and state regulators may begin to target and certain municipal governments may begin to scrutinize) the virtual lease-to-own transaction and/or adopt new regulations or legislation (or existing laws and regulations, including those that were adopted before the virtual lease-to-own transaction became available, or that otherwise were never intended to apply to the virtual lease-to-own transaction, may be interpreted in a manner) that negatively impact Progressive Leasing’s ability to offer virtual lease-to-own programs through its retail partners, and/or that regulators and/or courts may attempt to force the application of laws and regulations on Progressive Leasing’s virtual lease-to-own business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by Progressive Leasing, and negatively impact Progressive Leasing’s financial and operational performance;

•
indemnification obligations to Progressive Leasing’s retail partners and their service providers for losses stemming from, among other matters, Progressive Leasing’s violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its retail partners’ and their customers’ data and information from being accessed or stolen by unauthorized third parties through cyber-attacks or “hacking” or similar occurrences;

•
reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators and/or providers, or may otherwise become unavailable; and

•
an increase in the risk of occurrences of consumer fraud with respect to Progressive Leasing’s virtual lease-to-own business and the e-commerce business (and also with the e-commerce business of our Aaron’s Business), as compared to our traditional store-based business.

These risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
Progressive Leasing’s loss of operating revenues from key retail partners could materially and adversely affect our business.
Progressive Leasing’s relationship with its largest retail partners will have a significant impact on our operating revenues in future periods. The loss of any key retailers would have a material adverse effect on our business and could be caused by factors beyond our control, such as by any negative publicity or public scrutiny associated with our announcement on February 20, 2020 of Progressive Leasing’s proposed settlement with the FTC. For example, during 2019, three retail partners each individually provided greater than 10% of the lease merchandise acquired by Progressive Leasing and subsequently leased to customers, and the top ten retail partners provided approximately 68% of that merchandise. In addition, the customers that Progressive Leasing obtained through its relationship with one of its retail partners, Big Lots Stores, Inc., accounted for 12% of our consolidated revenues for our 2019 fiscal year. Any extended discontinuance of Progressive Leasing’s relationship with any of those retail partners or other high visibility retailers could have a material adverse impact on our results of operations. In addition, in the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest retail partners that are less favorable to Progressive Leasing than its current arrangements with those retail partners, including with respect to the prices Progressive Leasing pays those retail partners for merchandise that Progressive Leasing leases to its customers, our business could be materially and adversely effected.
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
Many of Progressive Leasing’s contracts with its retail partners can be terminated by them on relatively short notice, and all can be terminated in limited circumstances, such as our material breach or insolvency, and certain changes in control of Progressive Leasing. There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest retail partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of Progressive Leasing’s retail partners renegotiates, terminates or fails to renew, or fails to renew on similar or favorable terms, their agreements with Progressive Leasing or otherwise chooses to modify the level of support they provide for Progressive Leasing’s lease-purchase option.

We continue to implement an aggressive strategic plan within the Aaron’s Business and there is no guarantee that it will be successful.
Our strategic plan for the Aaron’s Business includes a number of key initiatives to improve profitability, including centralizing key processes, rationalizing and repositioning real estate, and enhancing our e-commerce platform. For example, with respect to centralizing key processes, we expect to implement a centralized customer lease decisioning process for all of our Company-owned Aaron’s stores before the end of 2020. We may not be successful in executing the systems, procedural and operational changes necessary to implement the centralized decisioning initiative, and it is possible that centralized customer lease decisioning will not be as effective or accurate as the decentralized, store-based decisioning process we historically used in our Aaron’s Business. Regarding our real estate strategy, the buildout of our next generation stores includes geographically repositioning a significant number of our store locations into larger buildings and/or into different geographic locations that we believe will be more advantageous. We expect to incur significant capital costs, including build-out costs for these next generation stores and exit costs from the termination of current leases and sale of current properties. There can be no assurance that the real estate component of our strategy will be successful. For example, we may not be successful in transitioning the customers of the Company-operated Aaron’s stores that are closed or repositioned to other Company-operated stores that remain open or to new next generation store locations, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. Our e-commerce platform also is a significant component of our strategic plan for the Aaron’s Business and we believe it will drive future growth of this segment. However, to promote our products and services and allow customers to transact online and reach new customers, we must effectively maintain, improve and grow our e-commerce platform. Many of the traditional, virtual and “big-box” retailers and other companies with whom we compete have more robust e-commerce platforms than ours, and have more resources to dedicate to improving and growing their e-commerce platforms. There can be no assurance that we will be able to effectively compete against those companies’ e-commerce platforms, or maintain, improve or grow our e-commerce platform in a profitable manner.
There can be no guarantee that our current strategy for the Aaron’s Business, and our current or future business improvement initiatives related thereto, will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies). We may fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors.
If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we continue to pursue our current strategy, we may not be able to achieve our profitability goals at the rates we currently contemplate, if at all.
Our Aaron’s Business faces many challenges which could materially and adversely affect our overall results of operations, including the commoditization of certain product categories; increasing competition from a growing variety of sources; a decentralized, high-fixed-cost operating model; adverse consequences to our supply chain function from decreased procurement volumes; increasing costs for labor and transportation; and lower lease volumes on important categories such as consumer electronics.
Our Aaron’s Business currently faces and may face new challenges relating to the commoditization of certain product categories. For example, due to an increasing supply of consumer electronics, and retail strategies that include implementing frequent price-lowering sales and using certain consumer electronics as “loss leaders” to increase customer traffic in stores, there is significant price-based competition or “commoditization” of consumer electronics, particularly for televisions. We do not expect the commoditization of the consumer electronics category to subside and it may expand to other product categories with increasing frequency in the future, including appliances and furniture. Our Aaron’s Business also faces competition from a growing variety of sources, including traditional and on-line rent-to-own and rent-to-rent companies, traditional and “big-box” retailers, the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date, traditional and on-line providers of used goods, and indirectly from financing companies, such as pay-day and title loan companies, who provide customers with loans that enable them to shop at traditional retailers. This increasing competition from these sources may reduce the market share held by our Aaron’s Business as well as its operating margins, and may materially and adversely affect our overall results of operations. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom our Aaron’s Business competes, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices than our Aaron’s Business.

We believe the significant increase in the amount and type of competition, as discussed above, may result in those customers of our Aaron’s Business curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits. For example, our Company-operated stores experienced flat same store revenue in fiscal year 2019 and a decline of 1.5% in 2018. We calculate same store revenue growth by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for our Aaron's Business, including:

•	changes in competition;

•	general economic conditions;

•	economic challenges faced by our customer base;

•	new product introductions;

•	consumer trends;

•	changes in our merchandise mix;

•	timing of promotional events; and

•	our ability to execute our business strategy effectively.
Our Aaron’s Business has a decentralized, high fixed cost operating model due to, among other factors, our significant manufacturing operations, our fulfillment centers and related logistics functions, the costs associated with our last-mile delivery, and decentralized store-based decisioning, selling and collections functions. That model may result in negative operating leverage in a declining revenue environment, as we may not be able to reduce or “deleverage” those fixed costs in proportion to any reduction in the revenues of our Aaron’s Business, if at all, and our failure to do so may adversely affect our overall results of operations.
In addition, our supply chain function and financial performance may suffer adverse consequences related to the decreases we have experienced, and may continue to experience, in the volume of merchandise we purchase from third party suppliers, due to, among other factors, our closures of Company-operated Aaron’s stores, declining sales of merchandise to franchisees, and lower lease volumes. Those consequences may include, for example, smaller discounts from our vendors, or the elimination of discount programs previously offered to us, which may have an adverse impact on our results of operations. Declining merchandise purchase volumes have caused us to rationalize and consolidate, and may result in us further rationalizing and consolidating, vendors for certain product categories, and we may not effectively implement those vendor consolidation initiatives, which could lead to disruptions to our supply chain, including delivery delays or unavailability of certain types of merchandise for our Company-operated stores and our franchisees’ stores.
Our Aaron’s Business has experienced and may continue to experience increases in the costs it incurs to purchase certain merchandise that it offers to sale or lease to its customers, due to tariffs, increases in prices for certain commodities and increases in the costs of shipping the merchandise to its distribution centers and store locations. At the same time, it has experienced and may continue to experience significant increases in labor costs, including due to wage inflation for hourly employees in many regions, and increasing competition to recruit and retain both professional and hourly employees as a result of relatively low unemployment rates. The Aaron’s Business has limited or no control over many of these inflationary forces on its costs. In addition, it may not be able to recover all or even a portion of such cost increases by increasing its merchandise prices, fees, or otherwise, and even if it is able to increase merchandise prices or fees, those cost increases to its customers could result in the customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store sales, revenue and profits.
If our Aaron’s Business is unable to successfully address these challenges, its goodwill may become impaired, and our overall business and results of operations may be materially and adversely affected as well.

The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or Progressive Leasing’s or Vive’s retail and merchant partners, demand for our goods and the transactions we offer could decrease and our business could be materially adversely affected.
Certain consumer advocacy groups, media reports, federal and state regulators, and certain candidates for political offices have asserted that laws and regulations should be broader and more restrictive regarding lease-to-own transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This “cost-of-rental” amount, which is generally defined as lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our lease-to-own programs or the lack of viable alternatives for our customers’ needs. Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing’s or Vive’s retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by regulators and legislators, or if political candidates who have a negative view of the lease-to-own industry are ultimately elected, we could become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our Aaron’s Business and/or Progressive Leasing being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.
From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and by Progressive Leasing’s existing and prospective retail partners, and materially and adversely affect our business.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations. We cannot assure you that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. For example, we operate a fleet of approximately 80 long haul trucks and 1,600 delivery trucks and, in addition to the significant compliance-related costs associated with operating such a fleet, we may incur significant adverse judgments, damages and penalties related to accidents that those trucks may be involved in from time to time. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
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
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, the Company requires its customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If the Company is not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, the Company could incur increased costs to resolve legal actions brought by customers, employees and others, as it would be forced to participate in more expensive and lengthy dispute resolution processes.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive and highly fluid, particularly in light of the sweeping new regulatory environment we are witnessing from regulators such as the FTC, among others, as discussed above.
The competitors of our Aaron’s Business include national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and on-line providers of used goods and merchandise, traditional, “big-box” and e-commerce retailers (including many retailers who offer layaway programs) and various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our Progressive Leasing segment also faces competition from other virtual lease-to-own companies, traditional store-based lease to own companies and consumer finance companies, including installment, payday and title loan companies, that may enable Progressive Leasing’s customers to shop at traditional or on-line retailers. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some competitors of Progressive Leasing may be willing to lease certain types of products that Progressive Leasing will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that Progressive Leasing will not, in an effort to gain market share at Progressive Leasing’s expense. Our Progressive Leasing business relies heavily on relationships with retail partners. An increase in competition could cause our retail partners to no longer offer the Progressive Leasing product in favor of our competitors, or to offer the Progressive Leasing product and the products of its competitors simultaneously at the same store locations, which could slow growth in the Progressive Leasing business and limit or reduce profitability. Furthermore, Progressive Leasing’s virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on retail partner relationships that may prove to be more successful.
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
The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. For example, we are currently subject to settlements with the FTC that we entered into in 2013, as well as the State of California and the Commonwealth of Pennsylvania regarding our business practices and compliance with privacy laws in those states, and data breaches of this nature could result in additional penalties under the terms of those settlements. In addition, and as discussed above, the CCPA, which became effective in January 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data; expose our operations in California to increased regulatory oversight and litigation risks; and increase our compliance-related costs. These costs, including others relating to increased regulatory oversight and compliance, could be substantial and adversely impact our business.
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
We believe Progressive Leasing’s proprietary, centralized customer lease decisioning process to be a key to the success of the Progressive Leasing business. That and other decisioning processes and tools are also used to approve customers of Vive and our Aarons.com e-commerce offering, and, as discussed above, we expect to implement that centralized lease decisioning process in all of our Company-operated Aaron’s stores before the end of 2020. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, changes in consumer preferences, availability of alternative products or other factors, however, could lead to increased incidence and costs related to defaulted leases and/or merchandise losses. In addition, with respect to our expectation to implement a centralized customer lease decision process in all of the Company-operated stores of our Aaron’s Business, we may not be successful in executing the systems and procedural changes necessary to implement that centralized decisioning initiative, and it is possible that the centralized decisioning process will not be as effective or accurate as the decentralized, store-based decisioning process we historically used in our Aaron’s Business stores.

We could lose our access to data sources, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
We are heavily dependent on data provided by third-party providers. For example, our Progressive Leasing business employs a proprietary customer lease decisioning algorithm when making lease approval decisions for its customers. This algorithm depends extensively upon continued access to and receipt of data from external sources, such as third-party data vendors. In addition, our Aarons.com and Vive businesses are similarly dependent on customer attribute data provided by external sources, and our Company-operated Aaron’s stores will become dependent on the data provided by those external sources as we carry out our expected implementation of a centralized customer lease decisioning process in all of those stores before the end of 2020. Our data providers could stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our Progressive Leasing, Aaron’s Business and Vive businesses would be negatively impacted, which would adversely affect our operating results and financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
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
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The price of our common stock has been volatile and may be significantly affected by factors such as:

•	Our announcement of Progressive Leasing’s proposed settlement agreement with the FTC and any negative effects to our business associated with that announcement.

•	our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;

•	quarterly variations in our results of operations, which may be impacted by, among other things, changes in same store revenues or when and how many locations we acquire, open or close;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	how our actual financial performance compares to the financial performance outlook we provide;

•	state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations;

•	the stock price performance of comparable companies; and

•	continuing unpredictable global and regional economic conditions.
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
The success of our Aaron’s Business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as consumer electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our Aaron’s Business depends on our ability to successfully re-lease or sale our inventory of merchandise that we take back from the customers of our Aaron’s Business, due to their lease agreements expiring, or otherwise.
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
Vive’s “second-look” credit programs for below-prime consumers differ in significant respects from the risks of Aaron’s store-based lease-to-own business. The risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.
As discussed above, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services. For example, Vive, which through its VIVEcard® (previously known as the HELPcard®) and other private label credit products, offers merchant partners one source for a variety of open-end credit programs for below-prime consumers, is a business that differs in significant respects from our sales and lease ownership businesses. Consequently, Vive faces different risks than are associated with Aaron’s sales and lease ownership concept, which Aaron’s and its franchisees offer through their own stores. Because Vive is associated with Progressive Leasing in the view of certain of Progressive Leasing and Vive's retail and merchant partners, the risks Vive faces could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business. These potential risks include, among others, Vive’s:

•
reliance on third-party retailers (over whom Vive cannot exercise the degree of control and oversight that Aaron’s Business, including franchisees, can assert over their own respective employees) for many important business functions, from advertising through assistance with finance applications;

•
reliance on bank partners to issue Vive’s VIVEcard® and other credit products. The banks’ regulators, including the FDIC, could at any time limit or otherwise modify the banks’ ability to continue their relationships with Vive and any significant interruption of those relationships would result in Vive being unable to use exported rates or acquire new receivables without moving to a costly and inefficient state-by-state model, and being unable to provide other credit products. It is possible that a regulatory position or action taken with respect to Vive’s issuing banks might result in the banks’ inability or unwillingness to originate future credit products on Vive’s behalf or in partnership with it, which would adversely affect Vive’s ability to grow its point-of-sale and direct-to-consumer credit products and other consumer credit offerings and underlying receivables. In addition, Vive’s agreements with its issuing bank partners have scheduled expiration dates. Although those expiration dates are several months apart, if Vive is unable to extend or execute new agreements with both of its issuing banks upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that Vive would not be able to enter into an agreement with an alternative bank provider on terms that Vive would consider favorable or in a timely manner without disruption of its business; and

•
different legal and regulatory risks, and different regulators (including the FDIC, for example), than those applicable to Aaron’s and Progressive Leasing’s sales and lease ownership businesses, including risks arising from the Truth in Lending Act, state credit laws and the offering of open-end credit, the potential that regulators may target Vive’s operating model and the interest rates it charges, and the risk of unfavorable court decisions relating to the True Lender Doctrine, including among other factors, exporting of interest rates and state usury laws.

These risks could have a material negative effect on Progressive Leasing, which could result in a material adverse effect on our entire business.

The loss of the services of our key executives, or our inability to attract and retain key talent could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key talent in the future could adversely affect our business and operations. We do not carry key man life insurance on any of our personnel. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, would materially adversely affect our operations.
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. In addition, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures.
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
Changes to current law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.
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
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a third-party retailer with whom our Progressive Leasing business partners, or of a third-party merchant with whom our Vive segment does business, or a third-party to whom our Aaron’s Business previously sold past due customer accounts for the third-party to attempt to collect, a type of transaction we no longer enter into, could engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. Our Company-operated Aaron’s Business stores have experienced employee fraud from time to time, and it is not always possible to deter employee or third-party misconduct. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
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
Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights, including with respect to the manner in which our omnichannel platform and aspects of Progressive Leasing’s virtual lease-to-own technology are designed and operate, whether in conjunction with the e-commerce platforms of Progressive Leasing’s retail partners, or otherwise. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.
Interest rates on certain of our outstanding indebtedness are tied to LIBOR and may be subject to change.
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2019, approximately $219 million of our outstanding indebtedness had interest rate payments determined based directly or indirectly on LIBOR, including our outstanding indebtedness under our revolving credit and term loan agreement (the “Credit Agreement”). If there is uncertainty as to whether LIBOR will continue to be quoted, if LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, the interest rates on this indebtedness may increase substantially from those we have previously experienced. Further, our Credit Agreement contains provisions specifying that, if LIBOR is no longer available and the condition is unlikely to be temporary, then we and the lenders can establish an alternative benchmark rate for indebtedness under our Credit Agreement. Any such alternative benchmark rate would give due consideration to prevailing market convention for determining rates for syndicated loans in the United States. At this point it is not clear what, if any, alternative benchmark measure may be adopted in the marketplace generally to replace LIBOR should it cease to exist, however, any alternative benchmark rate could increase the interest expense we have historically realized on our indebtedness or realize on future indebtedness.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also has leased properties for bedding manufacturing, fulfillment centers, and service centers across the United States. The following table sets forth certain information regarding our furniture manufacturing plants, corporate and segment management, and significant call center facilities as of December 31, 2019:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Atlanta, Georgia	Aaron's, Inc.—Executive/Administrative Offices – Leased	72,000
Kennesaw, Georgia	Aaron's, Inc.—Administrative Offices – Leased	115,000
Draper, Utah	Progressive Leasing—Corporate Management/Call Center – Leased	148,000
Glendale, Arizona	Progressive Leasing—Corporate Management/Call Center – Leased	69,000
Various properties in Cairo and Coolidge, Georgia	Aaron's Business—Furniture Manufacturing, Furniture Parts Warehouse, Administration and Showroom – Primarily Owned	738,000
Draper, Utah	Vive—Corporate Management/Call Center – Leased	25,000
We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 10 in the accompanying consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
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
The number of shareholders of record of the Company's common stock at February 13, 2020 was 176. The closing price for the common stock at February 13, 2020 was $58.32.
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
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2019 through October 31, 2019	—	—	—	$291,843,242
November 1, 2019 through November 30, 2019	513,900	$58.05	513,900	262,010,238
December 1, 2019 through December 31, 2019	—	—	—	262,010,238
Total	513,900		513,900
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
Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among Aaron's, Inc., the S&P Midcap 400 Index, and S&P 400 Retailing Index
*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index and the S&P 400 Retailing Index.

December 31,	2014	2015	2016	2017	2018	2019
Aaron's, Inc.	$100.00	$73.47	$105.38	$131.69	$139.34	$189.72
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
S&P 400 Retailing Index	100.00	82.82	88.95	92.78	101.71	112.74

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of Aaron's, Inc., which have been derived from its Consolidated Financial Statements for each of the five years in the period ended December 31, 2019. This historical information may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto.

	Year Ended December 31,
(Dollar Amounts in Thousands, Except Per Share Data)	2019	2018	2017	2016	2015
OPERATING RESULTS
Revenues:
Lease Revenues and Fees[3]	$3,698,491	$3,506,418	$3,000,231	$2,780,824	$2,684,184
Retail Sales	38,474	31,271	27,465	29,418	32,872
Non-Retail Sales	140,950	207,262	270,253	309,446	390,137
Franchise Royalties and Fees	33,432	44,815	48,278	58,350	63,507
Interest and Fees on Loans Receivable	35,046	37,318	34,925	24,080	2,845
Other	1,263	1,839	2,556	5,598	6,211
	3,947,656	3,828,923	3,383,708	3,207,716	3,179,756
Costs and Expenses:
Depreciation of Lease Merchandise	1,972,358	1,727,904	1,448,631	1,304,295	1,212,644
Retail Cost of Sales	24,024	19,819	17,578	18,580	21,040
Non-Retail Cost of Sales	113,229	174,180	241,356	276,608	351,777
Operating Expenses	1,524,849	1,618,423	1,403,985	1,351,785	1,357,030
Restructuring Expenses	39,990	1,105	17,994	20,218	—
Legal and Regulatory Expense	179,261	—	—	—	—
Other Operating (Income) Expense, Net	(11,929)	(2,116)	(535)	(6,446)	1,324
	3,841,782	3,539,315	3,129,009	2,965,040	2,943,815
Operating Profit	105,874	289,608	254,699	242,676	235,941
Interest Income	1,790	454	1,835	2,699	2,185
Interest Expense	(16,967)	(16,440)	(20,538)	(23,390)	(23,339)
Impairment of Investment	—	(20,098)	—	—	—
Other Non-Operating Income (Expense), Net	2,091	(1,320)	3,581	(3,563)	(1,667)
Earnings Before Income Tax Expense (Benefit)	92,788	252,204	239,577	218,422	213,120
Income Tax Expense (Benefit)	61,316	55,994	(52,959)	79,139	77,411
Net Earnings	$31,472	$196,210	$292,536	$139,283	$135,709

Earnings Per Share	$0.47	$2.84	$4.13	$1.93	$1.87
Earnings Per Share Assuming Dilution	0.46	2.78	4.06	1.91	1.86
Cash Dividends Per Share	$0.1450	$0.1250	$0.1125	$0.1025	$0.0940
FINANCIAL POSITION
Lease Merchandise, Net	$1,433,417	$1,318,470	$1,152,135	$999,381	$1,138,938
Property, Plant and Equipment, Net	237,666	229,492	207,687	211,271	225,836
Total Assets[4]	3,297,800	2,826,692	2,692,264	2,615,736	2,698,488
Debt	341,030	424,752	368,798	497,829	606,746
Shareholders' Equity	1,737,259	1,760,708	1,728,004	1,481,598	1,366,618
AT YEAR END (unaudited)
Stores Open:
Company-operated	1,167	1,312	1,175	1,165	1,305
Franchised	335	377	551	699	734
Lease Agreements in Effect[1]	2,541,700	2,463,400	2,263,200	2,104,700	2,164,200
Progressive Leasing Invoice Volume[2]	1,747,902	1,429,550	1,160,732	884,812	780,038
Number of Employees[1]	12,100	11,800	11,900	11,500	12,700
1 Excludes Franchised operations
2 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during each respective year ended period, net of returns.
3 In accordance with the adoption of ASC 842, Progressive Leasing provision for returns and uncollectible renewal payments are recorded as a reduction to lease revenues and fees within the consolidated financial statements beginning January 1, 2019. Prior to January 1, 2019, Progressive Leasing provision for returns and uncollectible renewal payments were recorded as bad debt expense within operating expenses in the consolidated financial statements.

4 In accordance with the adoption of ASC 842, the Company, as a lessee, is required to recognize substantially all of its operating leases on the balance sheet as operating lease right-of-use assets and operating lease liabilities. For periods prior to the year ended December 31, 2019, the Company's operating lease right-of-use assets and liabilities are not included on the Company's balance sheet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements, including the notes to those statements, appearing elsewhere in this report.
Management's Discussion and Analysis comparing the results for the year ended December 31, 2018 to the results for the year ended December 31, 2017 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019, which is hereby incorporated by reference.
Business Overview
Aaron’s, Inc. ("we," "our," "us," or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of December 31, 2019, the Company’s operating segments are Progressive Leasing, Aaron’s Business and Vive. As discussed above, we have updated all disclosures and references of DAMI in this Annual Report on Form 10-K to reflect the January 1, 2020 name change to Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 25,000 retail locations in 46 states and the District of Columbia, including e-commerce merchants. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Aaron’s Business offers furniture, home appliances, consumer electronics and accessories to consumers with a lease-to-own agreement with no credit needed through its Company-operated stores in the United States, Canada and Puerto Rico, as well as through its e-commerce platform, Aarons.com. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
Business Environment and Company Outlook
Like many industries, the lease-to-own industry has been transformed by the internet and virtual marketplaces. We believe that the Progressive Leasing and Vive acquisitions have been strategically transformational in this respect by allowing the Company to diversify its presence in the market and strengthen our business, as demonstrated by Progressive Leasing's significant revenue and profit growth. The Company is also leveraging franchisee acquisition opportunities to expand into new geographic markets, enhance operational control, and benefit more fully from our business transformation initiatives on a broader scale. We believe the traditional store based lease-to-own industry has been negatively impacted in recent periods by: (i) commoditization of pricing in consumer electronics; (ii) the challenges faced by many traditional "brick-and-mortar" retailers, with respect to a decrease in the number of consumers visiting those stores, especially younger consumers; and (iii) increased competition from a wide range of competitors, including national, regional and local operators of lease-to-own stores; virtual lease-to-own companies; traditional and e-commerce retailers; traditional and online sellers of used merchandise; and from a growing number of various types of consumer finance companies that enable our customers to shop at traditional or online retailers. In response to these changing market conditions, we are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:

•	Champion compliance;

•	Strengthen relationships of Progressive Leasing current retail and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners;

•	Enhance our virtual offering at Progressive Leasing;

•	Drive omnichannel demand generation at the Aaron's Business;

•	Reposition and reinvest in our real estate at the Aaron's Business; and

•	Manage the Aaron's Business stores with operational excellence.
We continue to invest in various Aaron's Business transformation initiatives such as generating customer demand and driving sales conversion rates through enhanced customer insights, direct response marketing and increased investment in e-commerce. We believe Aarons.com represents an opportunity to provide our customers with expanded product selections and shopping convenience in the lease-to-own industry. We are focused on engaging customers in ways that are convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offerings.

In addition to generating customer demand, we are also focused on executing a balanced business approach through customer retention and renewals, investing in our leadership talent, and improving our store staffing model to ensure we have our staff available to meet our customers' needs. Another key focus for the Aaron's Business includes the roll out of Rapid Customer Onboarding, which is a decisioning tool designed to improve our customer experience by streamlining and standardizing the decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile.
Finally, we also continue to execute on various Aaron's Business store optimization and real estate initiatives, including strategic store consolidations. We continue to roll out our next generation store concepts to adapt to our changing competitive environment.
As a result of store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program in 2019 to further optimize its Company-operated Aaron's store base portfolio, which resulted in the closure, consolidation or relocation of 155 underperforming Company-operated stores throughout 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions. The Company closed and consolidated 139 underperforming Company-operated stores throughout 2016, 2017 and 2018 under similar restructuring initiatives. The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further rationalize its store base to better align with marketplace demand. Additional restructuring charges may result from our strategy to reposition and reinvest in our next generation store concepts to appeal to our target customer market in better, more profitable locations.
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
Highlights
The following summarizes significant highlights from the year ended December 31, 2019:

•
The Company reported record revenues of $3.9 billion in 2019 compared to $3.8 billion in 2018. Earnings before income taxes decreased to $92.8 million compared to $252.2 million in 2018. The decrease in earnings before income taxes is primarily due to $179.3 million in regulatory charges and legal expenses incurred related to Progressive Leasing's tentative settlement of the FTC matter discussed in Note 10 in the accompanying consolidated financial statements.

•
Progressive Leasing reported revenues of $2.1 billion in 2019, an increase of 6.5% over 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases (see the "Use of Non-GAAP Financial Information" section below), Progressive Leasing revenues increased 20.2% over 2018. Progressive Leasing's revenue growth is due to a 22.3% increase in total invoice volume, which was generated through an increase in invoice volume per active door. Progressive Leasing's earnings before income taxes decreased to $55.7 million compared to $175.0 million in 2018, due primarily to $179.3 million in regulatory charges and legal expenses incurred related to Progressive's tentative settlement of the FTC matter, partially offset by revenue growth during 2019.

•
Aaron’s Business revenue growth was nearly flat, reporting revenues of $1.8 billion in 2019 and 2018. Key factors impacting revenue trends year-over-year include the net reduction of 145 Company-operated stores during 2019 as well as the acquisitions of various franchisees in 2018. Same store revenues were flat in 2019 compared to 2018.

•
Aaron's Business earnings before income taxes decreased to $46.7 million in 2019 compared to $84.7 million in 2018. Earnings before income taxes for the Aaron's Business during 2019 includes restructuring charges of $40.0 million related to the Company's closure and consolidation of underperforming stores, $7.4 million in gains from the sale of various real estate properties and gains on insurance recoveries of $4.5 million. Aaron's Business earnings before income taxes were also impacted by a higher provision for lease merchandise write-offs as a percentage of Aaron's Business lease revenues and fees, which increased to 6.2% in 2019 compared to 4.6% in 2018. That increase was due to the lower collections activity resulting from the redeployment of store labor towards enhanced sales activities, an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues.

•
The Company generated cash from operating activities of $317.2 million in 2019 compared to $356.5 million in 2018. The decrease in net cash from operating activities was impacted by net income tax refunds of $0.7 million during 2019 compared to net income tax refunds of $63.8 million in 2018. The Company ended 2019 with $57.8 million in cash and $386.2 million available on our revolving credit facility.

•
The Company returned $78.7 million to our shareholders in 2019 through the repurchase of 1.2 million shares and the payment of our quarterly cash dividends, which we have paid for 32 consecutive years.

Key Metrics
Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Year Ended December 31 (Unaudited and In Thousands)	2019	2018	2017
Progressive Leasing Invoice Volume	$1,747,902	$1,429,550	$1,160,732
The increase in invoice volume was driven by a 19.4% increase in invoice volume per active door and a 2.4% increase in active doors.
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

Active Doors at December 31 (Unaudited)	2019	2018	2017
Progressive Leasing Active Doors	24,772	24,198	26,861
Company-operated and franchised store activity (unaudited) is summarized as follows:

	2019	2018	2017
Company-operated Aaron’s stores
Company-operated Aaron’s stores open at January 1,	1,312	1,175	1,165
Opened	—	—	—
Added through acquisition	18	152	110
Closed, sold or merged	(163)	(15)	(100)
Company-operated Aaron’s stores open at December 31,	1,167	1,312	1,175

Franchised stores
Franchised stores open at January 1,	377	551	699
Opened	—	2	1
Purchased from the Company	—	—	—
Purchased by the Company	(18)	(152)	(111)
Closed, sold or merged	(24)	(24)	(38)
Franchised stores open at December 31,	335	377	551
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron’s Business. For the year ended December 31, 2019, we calculated this amount by comparing revenues for the year ended December 31, 2019 to revenues for the year ended December 31, 2018 for all stores open for the entire 24-month period ended December 31, 2019, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues were flat during the 24-month period ended December 31, 2019.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. For the years ended December 31, 2019 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees primarily include all revenues derived from lease agreements at retail locations serviced by Progressive Leasing and the Aaron's Business Company-operated stores and e-commerce platform. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated by Vive. Other revenues primarily relate to revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.

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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, shipping and handling, advertising and marketing, the provision for loan losses, depreciation of property, plant and equipment, intangible asset amortization expense and professional services expense, among other expenses.
Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business home office and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the closure of one of our store support buildings, workforce reductions, other impairment charges and reversals of previously recorded restructuring charges.
Legal and Regulatory Expense. Legal and regulatory expense includes regulatory charges and legal expenses incurred related to Progressive Leasing's tentative settlement of the FTC matter discussed in Note 10 in the accompanying consolidated financial statements.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
Interest Expense. Interest expense consists primarily of interest incurred on fixed and variable rate debt.
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

Results of Operations
Results of Operations – Years Ended December 31, 2019 and 2018

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$3,698,491	$3,506,418	$192,073	5.5%
Retail Sales	38,474	31,271	7,203	23.0
Non-Retail Sales	140,950	207,262	(66,312)	(32.0)
Franchise Royalties and Fees	33,432	44,815	(11,383)	(25.4)
Interest and Fees on Loans Receivable	35,046	37,318	(2,272)	(6.1)
Other	1,263	1,839	(576)	(31.3)
	3,947,656	3,828,923	118,733	3.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,972,358	1,727,904	244,454	14.1
Retail Cost of Sales	24,024	19,819	4,205	21.2
Non-Retail Cost of Sales	113,229	174,180	(60,951)	(35.0)
Operating Expenses	1,524,849	1,618,423	(93,574)	(5.8)
Restructuring Expenses	39,990	1,105	38,885	nmf
Legal and Regulatory Expense	179,261	—	179,261	nmf
Other Operating Income, Net	(11,929)	(2,116)	(9,813)	nmf
	3,841,782	3,539,315	302,467	8.5

OPERATING PROFIT	105,874	289,608	(183,734)	(63.4)
Interest Income	1,790	454	1,336	nmf
Interest Expense	(16,967)	(16,440)	(527)	(3.2)
Impairment of Investment	—	(20,098)	20,098	nmf
Other Non-Operating Income (Expense), Net	2,091	(1,320)	3,411	nmf

EARNINGS BEFORE INCOME TAX EXPENSE	92,788	252,204	(159,416)	(63.2)

INCOME TAX EXPENSE	61,316	55,994	5,322	9.5

NET EARNINGS	$31,472	$196,210	$(164,738)	(84.0)%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
REVENUES:
Progressive Leasing	$2,128,133	$1,998,981	$129,152	6.5%
Aaron’s Business	1,784,477	1,792,624	(8,147)	(0.5)
Vive	35,046	37,318	(2,272)	(6.1)
Total Revenues from External Customers	$3,947,656	$3,828,923	$118,733	3.1%
The following table presents revenue by source and by segment for the year ended December 31, 2019:

	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	Vive	Total
Lease Revenues and Fees	$2,128,133	$1,570,358	$—	$3,698,491
Retail Sales	—	38,474	—	38,474
Non-Retail Sales	—	140,950	—	140,950
Franchise Royalties and Fees	—	33,432	—	33,432
Interest and Fees on Loans Receivable	—	—	35,046	35,046
Other	—	1,263	—	1,263
Total Revenues	$2,128,133	$1,784,477	$35,046	$3,947,656
1 For the year ended December 31, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was $274.9 million which was recorded as a reduction to Lease Revenues and Fees as a result of the Company's adoption of ASC 842, Leases. See Note 1 in the accompanying consolidated financial statements for more information regarding the impacts of ASC 842 on the Company's financial results.
The following table presents revenue by source and by segment for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$1,998,981	$1,507,437	$—	$3,506,418
Retail Sales	—	31,271	—	31,271
Non-Retail Sales	—	207,262	—	207,262
Franchise Royalties and Fees	—	44,815	—	44,815
Interest and Fees on Loans Receivable	—	—	37,318	37,318
Other	—	1,839	—	1,839
Total Revenues	$1,998,981	$1,792,624	$37,318	$3,828,923
Progressive Bad Debt Expense	227,813	—	—	227,813
Total Revenues, net of Progressive Bad Debt Expense[1]	$1,771,168	$1,792,624	$37,318	$3,601,110
1 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an annualized 22.3% increase in total invoice volume, which was driven mainly by an increase in invoice volume per active door. The increase was partially offset by the recognition of a provision for returns and uncollectible renewal payments of $274.9 million as a reduction to lease revenues in accordance with ASC 842 beginning in 2019. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Progressive Leasing revenues increased 20.2% during the year ended December 31, 2019 as compared to the prior year.
Aaron’s Business. The acquisitions of various franchisees throughout 2018 impacted the Aaron's Business in the form of an increase in lease revenues and fees, partially offset by lower non-retail sales and lower franchise royalties and fees during the year ended December 31, 2019 as compared to the prior year.

Aaron’s Business segment revenues decreased during 2019 primarily due to a $66.3 million decrease in non-retail sales and an $11.4 million decrease in franchise royalties and fees, partially offset by a $62.9 million increase in lease revenues and fees. The decrease in non-retail sales and franchise royalties and fees is primarily due to the reduction of 42 franchised stores and a net reduction of 174 franchised stores during the years ended December 31, 2019 and 2018, respectively. Lease revenues and fees increased during 2019 primarily due to the franchisee acquisitions during 2018, partially offset by the net reduction of 145 Company-operated stores during 2019 resulting from the Aaron's Business restructuring and store optimization initiatives. Aaron's Business e-commerce revenues were approximately 9% and 7% of the Aaron's Business total lease revenues and fees during the years ended December 31, 2019 and 2018, respectively.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
Personnel Costs	$706,843	$664,412	$42,431	6.4%
Occupancy Costs	230,244	223,304	6,940	3.1
Provision for Lease Merchandise Write-Offs	251,419	192,317	59,102	30.7
Bad Debt Expense	1,337	227,960	(226,623)	(99.4)
Shipping and Handling	74,264	75,211	(947)	(1.3)
Advertising	44,023	37,718	6,305	16.7
Provision for Loan Losses	21,667	21,063	604	2.9
Intangible Amortization	35,557	32,985	2,572	7.8
Professional Services	35,975	35,330	645	1.8
Other Operating Expenses	123,520	108,123	15,397	14.2
Operating Expenses	$1,524,849	$1,618,423	$(93,574)	(5.8)%
As a percentage of total revenues, operating expenses decreased to 38.6% in 2019 from 42.3% in 2018. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, operating expenses as a percentage of total revenues remained consistent at 38.6% for both 2019 and 2018.
Personnel costs increased by $24.3 million at our Progressive Leasing segment and by $19.5 million in our Aaron's Business segment. The increase in personnel costs is due to hiring to support the growth of Progressive Leasing and the Aaron's Business transformation initiatives and the Aaron's Business acquisition of 152 stores during 2018, partially offset by the reduction of store support center and field support staff from our Aaron's Business restructuring programs in 2018 and 2019.
Occupancy costs increased primarily due to the acquisition of franchisee stores, partially offset by the closure of underperforming stores as part of our Aaron's Business restructuring actions.
The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment increased to 7.2% in 2019 from 7.0% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron’s Business increased to 6.2% in 2019 compared to 4.6% in 2018. This increase in 2019 is due to the lower collections activity resulting from the redeployment of store labor towards enhanced sales activities, an increase in the number and type of promotional offerings, higher ticket leases, store closure activity and an increasing mix of e-commerce as a percentage of revenues.
Bad debt expense decreased during the year ended December 31, 2019. As discussed above, the Company's adoption of ASC 842 resulted in the Company classifying Progressive Leasing bad debt expense, which is reported within operating expenses in 2018 and prior periods, as a reduction of lease revenue and fees within the consolidated statements of earnings beginning January 1, 2019. The bad debt expense for the year ended December 31, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at Vive.
Advertising expense increased during 2019 due to the Aaron's Business rebranding campaign and direct response marketing initiatives.
Intangible amortization expense increased primarily due to additional intangible assets recorded as a result of the acquisitions of 152 franchised stores during 2018.

Other operating expenses increased during 2019 due to higher merchant expenses at Progressive Leasing resulting from growth in invoice volume and higher software licensing expense.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 53.3% from 49.3% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 67.9% in 2019 compared to 68.8% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, Leases, due to a decrease in early buyouts, which have a lower margin. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.6% in 2019 from 33.8% in 2018.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 62.4% from 63.4% primarily due to lower inventory purchase cost during 2019 as compared to 2018, partially offset by higher sales price discounting of pre-leased merchandise during 2019.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales decreased to 80.3% from 84.0% primarily due to lower inventory purchase cost during 2019 as compared to 2018.
Restructuring expenses, net. Restructuring activity for the year ended December 31, 2019 resulted in expenses of $40.0 million, which were primarily to record closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the closure of one of our store support buildings, workforce reductions, and other impairment charges.
Legal and regulatory expense. Legal and regulatory expense for the year ended December 31, 2019 relates to $179.3 million in regulatory charges and legal expenses incurred related to Progressive Leasing's tentative settlement of the FTC matter.
Other Operating Income, Net
Information about the components of other operating income, net is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
Net losses (gains) on sales of stores	$4	$(185)	$189	nmf
Net gains on sales of delivery vehicles	(1,233)	(722)	(511)	(70.8)
Gains on insurance recoveries	(4,520)	(1,094)	(3,426)	nmf
Gains on asset dispositions and assets held for sale, net of impairment charges	(6,180)	(115)	(6,065)	nmf
Other Operating Income, Net	$(11,929)	$(2,116)	$(9,813)	nmf
nmf—Calculation is not meaningful
In 2019, other operating income, net of $11.9 million included gains from the sale of various real estate properties of $7.4 million and gains on insurance recoveries of $4.5 million related to payments received from insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables.
Operating Profit
Interest expense. Interest expense increased to $17.0 million in 2019 from $16.4 million in 2018 due primarily to a higher outstanding debt balance during 2019.
Impairment of investment. During the year ended December 31, 2018, the Company recorded an other-than-temporary loss of $20.1 million to impair its remaining outstanding investment in PerfectHome, a rent-to-own company in the United Kingdom.

Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the British pound and Canadian dollar were not significant in 2019 or 2018. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $2.1 million during 2019 and net losses of $1.2 million during 2018.
Earnings (Loss) Before Income Taxes
Information about our earnings (loss) before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$55,711	$175,015	$(119,304)	(68.2)%
Aaron’s Business	46,731	84,683	(37,952)	(44.8)
Vive	(9,654)	(7,494)	(2,160)	(28.8)
Total Earnings Before Income Tax Expense	$92,788	$252,204	$(159,416)	(63.2)%
The factors impacting the change in earnings (loss) before income tax expense are discussed above.
Income Tax Expense
Income tax expense increased to $61.3 million for the year ended December 31, 2019 compared to $56.0 million for 2018 due to an increase in the effective tax rate to 66.1% in 2019 from 22.2% in 2018. The increase in the effective tax rate for the year ended December 31, 2019 is primarily due to a $175.0 million non-deductible regulatory charge related to Progressive Leasing's tentative settlement of the FTC matter.
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2018 to December 31, 2019, include:

•	Cash and cash equivalents increased $42.5 million to $57.8 million at December 31, 2019. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Lease merchandise increased $114.9 million due primarily to increases at Progressive Leasing to support higher invoice volume, partially offset by a reduction in lease merchandise at the Aaron's Business as a result of the 2019 store closures.

•
As a result of the adoption of ASC 842 as of January 1, 2019, the Company has operating lease right-of-use assets and operating lease liabilities of $329.2 million and $369.4 million, respectively, as of December 31, 2019.

•	Income tax receivable decreased $10.5 million to $18.7 million due primarily to net income tax refunds received and current tax expense recognized during the year ended December 31, 2019.

•
Accounts payable and accrued expenses decreased $20.3 million. This decrease is primarily due to the transition to ASC 842, which resulted in the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve, which were previously recorded within accounts payable and accrued expenses, being reclassified as a reduction to the operating lease right-of-use asset in the accompanying consolidated balance sheet.

•	Accrued regulatory expense of $175.0 million at December 31, 2019 relates to Progressive Leasing's tentative settlement of the FTC matter.

•
Debt decreased $83.7 million to $341.0 million at December 31, 2019 due primarily to scheduled repayments of $60.0 million on the Company’s unsecured notes and net repayments of $21.6 million on the Company's term loan and revolving credit facility. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment, including leasehold improvements for our next generation store concepts; (ii) expenditures for acquisitions, including franchisee acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for Vive; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt; and

•	stock offerings.
As of December 31, 2019, the Company had $57.8 million of cash and $386.2 million of availability under its revolving credit facility.
As discussed in Note 10 in the accompanying consolidated financial statements, the Company has accrued $175.0 million related to Progressive Leasing's tentative settlement of the FTC matter. Upon final settlement with the FTC, the Company anticipates satisfying the obligation with a combination of cash on hand and borrowings available under our revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $317.2 million and $356.5 million during the years ended December 31, 2019 and 2018, respectively. The $39.3 million decrease in operating cash flows was primarily driven by net income tax refunds of $0.7 million during 2019 compared to net income tax refunds of $63.8 million in 2018, partially offset by an increase in operating cash flows driven by the growth of Progressive Leasing. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2019.
Cash Used in Investing Activities
Cash used in investing activities was $106.3 million and $263.1 million during the years ended December 31, 2019 and 2018, respectively.
The $156.9 million decrease in investing cash outflows in 2019 as compared to 2018 was primarily due to: (i) cash outflows of $14.3 million for the acquisitions of businesses and contracts throughout 2019 as compared to cash outflows of approximately $190 million for the acquisitions of franchisees throughout 2018 and (ii) $4.9 million higher proceeds from the sale of property, plant and equipment in 2019 as compared to 2018; partially offset by (iii) $14.1 million of additional cash outflows related to the purchase of property, plant and equipment and (iv) $9.6 million higher net cash outflows for investments in Vive loans receivable in 2019 as compared to 2018.
Cash Used in Financing Activities
Cash used in financing activities was $168.6 million and $129.0 million during the years ended December 31, 2019 and 2018, respectively. The $39.6 million increase in financing cash outflows in 2019 as compared to 2018 was primarily due to net repayments of outstanding debt of $84.5 million in 2019 as compared to net borrowings of $55.9 million in 2018 partially offset by a $99.5 million decrease in Company repurchases of outstanding common stock in 2019 as compared to 2018.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. During the year ended December 31, 2019, the Company purchased 1,156,184 shares for $69.3 million. During the year ended December 31, 2018, the Company purchased 3,749,493 shares for $168.7 million. As of December 31, 2019, we have the authority to purchase additional shares up to our remaining authorization limit of $262.0 million.

Dividends
We have a consistent history of paying dividends, having paid dividends for 32 consecutive years. Our annual common stock dividend was $0.1450 per share, $0.1250 per share and $0.1125 per share in 2019, 2018 and 2017, respectively, and resulted in aggregate dividend payments of $9.4 million, $6.2 million and $8.0 million in 2019, 2018 and 2017, respectively. At its November 2019 meeting, our Board of Directors increased the quarterly dividend by 14.3%, raising it to $0.040 per share.
Subject to sufficient operating profits, any future capital needs and other contingencies, we currently expect to continue our policy of paying quarterly cash dividends.
Debt Financing
As of December 31, 2019, $219.4 million in term loans were outstanding under the revolving credit and term loan agreement (the "Credit Agreement"). The total available credit under our revolving credit facility as of December 31, 2019 was $386.2 million. The Credit Agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
On January 21 and February 19, 2020, the Company amended its Credit Agreement to, among other changes: (i) increase the revolving credit commitment from $400.0 million to $500.0 million, (ii) increase borrowings under the term loan to $225.0 million, (iii) extend the maturity date from September 18, 2022 to January 21, 2025, (iv) amend the definition of adjusted EBITDA to exclude certain charges, and (v) modify certain other terms and conditions. The amended agreement continues to provide for quarterly repayment installments of $5.6 million under the $225.0 million term loan, with the installments beginning on December 31, 2020, with the remaining principal balance payable upon the maturity date of January 21, 2025. Prior to the amendment, the term loan outstanding balance was $219.4 million as of December 31, 2019.
As of December 31, 2019, the Company had outstanding $120.0 million in aggregate principal amount of senior unsecured notes issued in a private placement in connection with the April 14, 2014 Progressive Leasing acquisition. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million each commenced April 14, 2017. During the year ended December 31, 2018, the Company repaid the remaining $25.0 million outstanding under its 3.95% senior unsecured notes originally issued in a private placement in July 2011.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at December 31, 2019 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2019, we received net tax refunds of $0.7 million. During the year ended December 31, 2020, we anticipate making estimated cash payments of $18.0 million for U.S. federal income taxes, $2.0 million for Canadian income taxes and $16.0 million for state income taxes.
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
We estimate the tax deferral associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $321.0 million as of December 31, 2019, of which approximately 88% is expected to reverse in 2020 and most of the remainder during 2021. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2019. During the year ended December 31, 2020, the Company estimates it will receive $0.2 million in U.S. federal income tax refunds.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating and finance leases which generally expire during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2019 are shown in the table set forth below under "Contractual Obligations and Commitments."
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with one of the banks in our Credit Facilities, which had a total maximum commitment amount of $40.0 million as of December 31, 2019. On January 21 and February 19, 2020, the Company further amended the franchisee loan agreement to, among other changes: (i) reduce the maximum facility commitment from $40.0 million to $35.0 million, (ii) extend the commitment termination date thereunder from October 22, 2020 to January 20, 2021, (iii) amend the definition of adjusted EBITDA to exclude certain charges, and (iv) modify certain other terms and conditions. The terms of the loan facility include an option to further reduce the maximum facility commitment amount by providing written notice to the lender, which the Company subsequently exercised on February 11, 2020 to reduce the facility commitment to $25.0 million.
At December 31, 2019, the total amount that we might be obligated to repay in the event franchisees defaulted was $29.4 million, all of which would be due within the next two years. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, was $0.3 million as of December 31, 2019 and 2018, respectively.
Contractual Obligations and Commitments. The following table shows the approximate contractual obligations, including interest, and commitments to make future payments as of December 31, 2019:

(In Thousands)	Total	Period Less Than 1 Year	Period 1-3 Years	Period 3-5 Years	Period Over 5 Years
Debt, Excluding Finance Leases	$339,375	$82,500	$256,875	$—	$—
Finance Leases	2,670	1,821	849	—	—
Interest Obligations	21,274	10,837	10,437	—	—
Operating Leases	404,230	108,089	161,584	81,118	53,439
Purchase Obligations	30,886	18,348	12,538	—	—
Severance and Retirement Obligations	829	769	24	24	12
Total Contractual Cash Obligations	$799,264	$222,364	$442,307	$81,142	$53,451
For future interest payments on variable-rate debt, which are based on the adjusted London Interbank Overnight (LIBO) rate plus a margin ranging from 1.25% to 2.25% or the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, as specified in the agreement, we used the variable rate in effect at December 31, 2019 to calculate these payments. Our variable rate debt at December 31, 2019 consisted of term loan borrowings under our revolving credit and term loan agreement. Future interest payments related to our revolving credit and term loan agreement are based on the borrowings outstanding at December 31, 2019 through the maturity date, assuming such borrowings are outstanding at that time. The variable rate for our term loan borrowings under the unsecured revolving credit and term loan agreement was 3.05% at December 31, 2019. Future interest payments may be different depending on future borrowing activity and interest rates.

Operating lease obligations represent fixed amounts scheduled to be paid through the remaining lease term for real estate, vehicle, and equipment lease contracts. These amounts do not include estimated or actual future sublease receipts.
Purchase obligations are primarily related to certain consulting agreements, advertising programs, marketing programs, software licenses, hardware and software maintenance and support and telecommunications services. The table above includes only those purchase obligations for which the timing and amount of payments is certain. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Severance and retirement obligations represent primarily future severance payments to former employees under the Company's various restructuring programs as well as future payments to be made related to the retirement of a former executive officer.
Deferred income tax liabilities as of December 31, 2019 were approximately $310.4 million. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its Vive business, has unfunded lending commitments totaling approximately $225.0 million and $316.4 million as of December 31, 2019 and 2018, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments, which is included in accounts payable and accrued expenses in the consolidated balance sheets, is calculated by the Company based on historical customer usage of available credit and is approximately $0.4 million and $0.5 million as of December 31, 2019 and 2018, respectively.
Legal and Regulatory. As discussed in Note 10 in the accompanying consolidated financial statements, the Company has accrued $175.0 million related to Progressive Leasing's tentative settlement of the FTC matter.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company’s significant accounting policies, see Note 1 in the accompanying consolidated financial statements.
Revenue Recognition
Progressive Leasing bills customers in arrears and therefore, lease revenues are earned prior to the lease payment due date and are recorded in the statement of earnings net of related sales taxes as earned. Progressive Leasing revenues recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets. Aaron's Business lease payments are due in advance of when the lease revenues are earned. Lease revenues net of related sales taxes are recognized in the statement of earnings in the month they are earned. Aaron's Business lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2019 and 2018, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $89.6 million and $74.6 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts, based on historical collection rates, of $74.9 million and $59.9 million, respectively. Our accounts receivable allowance, which relates primarily to our Progressive Leasing segment and, to a lesser extent, our Aaron's Business operations, is estimated using one year of historical write-off and collection experience. Other qualitative factors, such as seasonality and current business trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease receivables after 120 days and 60 days for Progressive Leasing and Aaron's Business, respectively.
For the year ended December 31, 2019 and years prior, the Aaron's Business segment recorded its provision for returns and uncollected payments as a reduction to lease revenue and fees in the consolidated statements of earnings. During the year ended December 31, 2019, the Company adopted ASU 2016-02, Leases ("ASC 842"), which resulted in the Progressive Leasing provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the consolidated statements of earnings.
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Vive recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectibility is reasonably assured. Vive acquires loans receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
Lease Merchandise
The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. Our Aaron's Business segment begins depreciating merchandise at the earlier of twelve months and one day or when the item is leased. We depreciate merchandise on a straight-line basis to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease.

All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. For merchandise on lease, we record a provision for write-offs using the allowance method, which primarily relates to our Progressive Leasing operations and, to a lesser extent, our Aaron's Business operations. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using one year of historical write-off experience. Other qualitative factors, such as seasonality and current business trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days and 60 days for Progressive Leasing and Aaron's Business, respectively. As of December 31, 2019 and 2018, the allowance for lease merchandise write-offs was $61.2 million and $46.7 million, respectively. The provision for lease merchandise write-offs was $251.4 million and $192.3 million for the years ended December 31, 2019 and 2018, respectively, and is included in operating expenses in the accompanying consolidated statements of earnings.
For merchandise not on lease, our policies generally require weekly merchandise counts at our Aaron's Business store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at our fulfillment and manufacturing facilities annually, and appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to net realizable value or written off.
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
Indefinite-lived intangible assets represent the value of trade names acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite. The Company performed a qualitative assessment to complete its indefinite-lived intangible asset impairment test as of October 1, 2019 and determined that no impairment had occurred.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2019
Goodwill	$736,582
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	137,796
Goodwill and Other Intangibles, Net	$927,378
Management has deemed its operating segments to be reporting units due to the fact that the components included in each operating segment have similar economic characteristics. As of December 31, 2019, the Company had three operating segments and reporting units: Progressive Leasing, Aaron’s Business, and Vive. The following is a summary of the Company’s goodwill by reporting unit:

December 31,
(In Thousands)	2019
Aaron’s Business	$447,781
Progressive Leasing	288,801
Total	$736,582

We performed our annual goodwill impairment testing as of October 1, 2019. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the current and projected operating results, the significance of the excess of the reporting unit’s estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. As of October 1, 2019, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed. The Company may be required to recognize material impairments to the Progressive Leasing's goodwill balance in the future if: (i) actual results are unfavorable to the Company's estimates and assumptions used to calculate the most recent fair value analysis; and/or (ii) the Company experiences significant deterioration of macroeconomic market conditions in which it operates. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2019 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As of October 1, 2019, the Company, with the assistance of a third-party valuation specialist, performed a quantitative assessment for the goodwill of the Aaron’s Business reporting unit, which entailed an assessment of the reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches. The fair value measurement involved significant unobservable inputs (Level 3 inputs). Our income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth rates, operating margins, capital requirements, and a weighted-average cost of capital. Our income approach reflects assumptions and estimates of future cash flows related to our strategy to reposition and reinvest in our next generation store concepts to adapt to our changing competitive environment.
Our market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly.
Based on testing as of October 1, 2019, the fair value of the Aaron’s Business reporting unit exceeded its carrying value by a substantial amount and thus, goodwill is not impaired. The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company may be required to recognize material impairments to the Aaron's Business goodwill balance in the future if: (i) the Company fails to successfully execute on one or more elements of the Aaron’s Business strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the Aaron’s Business carrying value increases, such as through a material franchisee acquisition(s), without an associated increase in the fair value; and/or (iv) the Company experiences significant deterioration of macroeconomic market conditions in which it operates. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2019 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Provision for Loan Losses and Loan Loss Allowance
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company’s judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency rates are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time (roll rates). Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from our estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
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
The provision for loan losses was $21.7 million and $21.1 million for the years ended December 31, 2019 and 2018, respectively. The allowance for loan losses was $14.9 million and $13.0 million as of December 31, 2019 and 2018, respectively.
Leases and Right-of-Use Asset Impairment
The majority of our Company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to approximately 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For operating leases which contain escalating payments, we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recorded as reductions of the operating lease right-of-use asset within the consolidated balance sheet and are amortized within operating expenses over the lease term in the consolidated statements of earnings.
From time to time, we close or consolidate stores. Our primary costs associated with closing stores are the future lease payments and related commitments. Prior to the 2019 adoption of ASC 842, the Company recorded an estimate of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated savings from lease buyouts or terminations and sublease receipts based upon historical experience. As of December 31, 2018, this amount was $10.7 million and was recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheet. Upon the 2019 adoption of ASC 842, this amount was reclassified to a reduction of operating lease right-of-use assets. Effective January 1, 2019, the Company began recording estimates of future obligations related to closed stores as described above as impairments of the right-of-use asset for all subsequent store closures.
Due to changes in market conditions, our estimates related to future lease buyouts and sublease receipts may change. Excluding actual and estimated sublease receipts, our future obligations related to closed stores on an undiscounted basis were $36.5 million and $23.7 million as of December 31, 2019 and 2018, respectively.
Insurance Programs
We maintain insurance contracts to fund workers compensation, vehicle liability, general liability and group health insurance claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported workers compensation, vehicle liability and general liability claims. This analysis is based upon an assessment of the likely outcome or historical experience. Our gross estimated liability for workers compensation insurance claims, vehicle liability, and general liability was $43.3 million and $39.7 million at December 31, 2019 and 2018, respectively, which was recorded within accounts payable and accrued expenses in our consolidated balance sheets. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $22.5 million and $24.9 million at December 31, 2019 and 2018, respectively, which were recorded within prepaid expenses and other assets in our consolidated balance sheets.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2019.
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

Use of Non-GAAP Financial Information
The "Results of Operations" sections above disclose non-GAAP revenues as if the lessor accounting impacts of ASC 842 were in effect for the twelve months ended December 31, 2018. "Total Revenues, net of Progressive Bad Debt Expense" and the related percentages for the comparable prior year periods are a supplemental measure of our performance that are not calculated in accordance with generally accepted accounting principles in the United States ("GAAP") in place during 2018. These non-GAAP measures assume that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2019, we had $120.0 million of senior unsecured notes outstanding at a fixed rate of 4.75%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of December 31, 2019 consisted of $219.4 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBOR rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2019, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $2.2 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aaron’s, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (ASC 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for accounts receivables
Description of the Matter
At December 31, 2019, the Company’s consolidated allowance for accounts receivable related to operating leases was $76.3 million. As discussed in Note 1 to the consolidated financial statements, management calculates and records an allowance for uncollectible operating lease accounts receivables, which primarily relates to the Progressive Leasing segment. For the Progressive Leasing segment, the Company determines the allowance for uncollectible accounts receivable by considering, among other factors, historical charge-offs of operating lease receivables by aging category and applying its historical experience to the current balances as of each period-end date. The Company will also consider any known issues with particular customers or customer classes that could materially impact the allowance to estimate the loss on operating lease receivables.
Auditing management’s estimates of the allowance for accounts receivable for the Progressive Leasing segment was judgmental due to the necessary assessment by management of whether historical collection experience is representative of current circumstances, including whether the delinquency experience is indicative of incurred but not yet identified losses in the operating lease portfolio.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the measurement and valuation processes for the allowance for the Progressive Leasing operating lease accounts receivable. For example, we tested controls over management's review of the allowance calculation, methodologies applied, and significant assumptions used, including their review of the historical operating lease portfolio write-off trends by accounts receivable aging category.

To test the estimated allowance for uncollectible accounts receivable for the Progressive Leasing segment, our audit procedures included, among others, evaluating the Company's significant assumptions, including the utilization of historical collection, delinquency and charge-off trends, and testing the completeness and accuracy of the underlying historical data used by the Company and its application to the current balances. We tested the accuracy of historical charge-off rates compared to the various delinquency categories and analyzed whether the historical loss data was representative of current circumstances by comparing to recent trends in accounts receivable charge-offs. We also inspected and reperformed the Company’s sensitivity analysis of the estimate, evaluated the length of the historical periods utilized by the Company and considered alternative assumptions to evaluate the allowance for uncollectible accounts receivable. In addition to the sensitivity analysis, we assessed trends in the historical aging categories of outstanding receivables utilized in the allowance estimate as compared to the current period.

Allowance for lease merchandise write-offs
Description of the Matter
At December 31, 2019, the Company’s consolidated estimate for lease merchandise write-offs was $61.2 million, representing impairments of unrecoverable merchandise on lease. As discussed in Note 1 to the consolidated financial statements, management records a provision for lease merchandise write-offs on the allowance method to recognize merchandise losses incurred, but not yet identified, which primarily relates to the Progressive Leasing segment. This estimate of the lease merchandise losses incurred, but not yet identified by management, as of the end of the accounting period, for the Progressive Leasing segment, is primarily based on historical write-off experience applied to the current lease merchandise balances as of each period-end date.
Auditing management’s estimate of the lease merchandise write-offs for the Progressive Leasing segment was judgmental due to the assessment of whether historical write-offs of unrecoverable lease merchandise are representative of current circumstances and indicative of incurred, but not yet identified, losses in the operating lease portfolio of leased merchandise.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation processes for the estimate of lease merchandise write-offs and recovery rates for the Progressive Leasing segment. For example, we tested controls over management's review of the data used in the calculations, the methodologies selected, and significant assumptions that included the write-off and recovery history of lease merchandise, the lookback analysis of actual results from prior periods, and the number and recency of historical periods of time evaluated to estimate the write-offs required.

To test the estimated lease merchandise write-offs for the Progressive Leasing segment, our audit procedures included, among others, evaluating the Company's selection of the estimation methodology, significant assumptions, including estimates of unrecoverable lease merchandise using historical information from the periods of time utilized in its estimate calculations, the appropriateness of the historical write-off percentages applied to the current portfolio of merchandise on lease, and the completeness and accuracy of the underlying data used by the Company in its estimate calculations. We tested historical write-offs of lease merchandise identified by management to be unrecoverable by testing the completeness and accuracy of the underlying historical data, which included historical write-offs and recoveries, and further analyzed whether the historical loss data was representative of recent write-offs incurred in the merchandise on lease portfolios by comparing the period-end balances to actual historical lease merchandise write-offs. Additionally, we performed sensitivity analyses of historical write-offs to evaluate the changes in the estimate of probable losses that would result from reasonable changes in the assumptions, such as evaluating the impact of utilizing different historical time periods, and including consideration of the Company’s customer, retail partners and products offered or on lease to evaluate the Company’s conclusions on qualitative factors considered.

Goodwill
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company’s goodwill is assigned to its reporting units and tested for impairment at the reporting unit level at least annually, as well as at interim dates upon an indicator of impairment. At December 31, 2019, the Company’s goodwill balance was $447.8 million at the Aaron’s Business reporting unit.

Auditing management’s annual goodwill impairment test for the Aaron’s Business reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to certain assumptions, such as the weighted average cost of capital, as well as others used to project future cash flows, such as EBITDA, long-term growth rates, and capital expenditures. These assumptions were affected by management’s business plans and expectations about future market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process for the Aaron’s Business reporting unit. For example, we tested controls over management's review of the valuation model and the significant assumptions used, as discussed above, to estimate the fair value of the reporting unit.
To test the estimated fair value of the Company’s Aaron’s Business reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, and other relevant factors. We assessed the historical accuracy of management’s previous projections and forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved our valuation specialists to assist in our evaluation of the valuation methodology and testing of the assumptions used, as described above, to estimate the fair value of the reporting unit. In addition, we tested the reconciliation of the aggregate estimated fair value of the Company’s reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Atlanta, Georgia
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Aaron’s, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Aaron’s, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aaron’s, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 20, 2020, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$57,755	$15,278
Accounts Receivable (net of allowances of $76,293 in 2019 and $62,704 in 2018)	104,159	98,159
Lease Merchandise (net of accumulated depreciation and allowances of $896,056 in 2019 and $816,928 in 2018)	1,433,417	1,318,470
Loans Receivable (net of allowances and unamortized fees of $21,134 in 2019 and $19,941 in 2018)	75,253	76,153
Property, Plant and Equipment, Net	237,666	229,492
Operating Lease Right-of-Use Assets	329,211	—
Goodwill	736,582	733,170
Other Intangibles, Net	190,796	228,600
Income Tax Receivable	18,690	29,148
Prepaid Expenses and Other Assets	114,271	98,222
Total Assets	$3,297,800	$2,826,692
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$272,816	$293,153
Accrued Regulatory Expense	175,000	—
Deferred Income Taxes Payable	310,395	267,500
Customer Deposits and Advance Payments	91,914	80,579
Operating Lease Liabilities	369,386	—
Debt	341,030	424,752
Total Liabilities	1,560,541	1,065,984
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2019 and 2018; Shares Issued: 90,752,123 at December 31, 2019 and 2018	45,376	45,376
Additional Paid-in Capital	290,229	278,922
Retained Earnings	2,029,613	2,005,344
Accumulated Other Comprehensive Loss	(19)	(1,087)
	2,365,199	2,328,555
Less: Treasury Shares at Cost
Common Stock: 24,034,053 Shares at December 31, 2019 and 23,567,979 at December 31, 2018	(627,940)	(567,847)
Total Shareholders’ Equity	1,737,259	1,760,708
Total Liabilities & Shareholders’ Equity	$3,297,800	$2,826,692
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2019	2018	2017
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$3,698,491	$3,506,418	$3,000,231
Retail Sales	38,474	31,271	27,465
Non-Retail Sales	140,950	207,262	270,253
Franchise Royalties and Fees	33,432	44,815	48,278
Interest and Fees on Loans Receivable	35,046	37,318	34,925
Other	1,263	1,839	2,556
	3,947,656	3,828,923	3,383,708
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,972,358	1,727,904	1,448,631
Retail Cost of Sales	24,024	19,819	17,578
Non-Retail Cost of Sales	113,229	174,180	241,356
Operating Expenses	1,524,849	1,618,423	1,403,985
Restructuring Expenses, Net	39,990	1,105	17,994
Legal and Regulatory Expense	179,261	—	—
Other Operating Income, Net	(11,929)	(2,116)	(535)
	3,841,782	3,539,315	3,129,009
OPERATING PROFIT	105,874	289,608	254,699
Interest Income	1,790	454	1,835
Interest Expense	(16,967)	(16,440)	(20,538)
Impairment of Investment	—	(20,098)	—
Other Non-Operating Income (Expense), Net	2,091	(1,320)	3,581
EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT)	92,788	252,204	239,577
INCOME TAX EXPENSE (BENEFIT)	61,316	55,994	(52,959)
NET EARNINGS	$31,472	$196,210	$292,536
EARNINGS PER SHARE	$0.47	$2.84	$4.13
EARNINGS PER SHARE ASSUMING DILUTION	$0.46	$2.78	$4.06
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Net Earnings	$31,472	$196,210	$292,536
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	1,068	(1,861)	1,305
Total Other Comprehensive Income (Loss)	1,068	(1,861)	1,305
Comprehensive Income	$32,540	$194,349	$293,841
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2017	(19,304)	$(352,742)	$45,376	$254,512	$1,534,983	$(531)	$1,481,598
Cash Dividends, $0.1125 per share	—	—	—	—	(7,995)	—	(7,995)
Stock-Based Compensation	3	48	—	25,782	—	—	25,830
Reissued Shares	529	7,531	—	(10,251)	—	—	(2,720)
Repurchased Shares	(1,961)	(62,550)	—	—	—	—	(62,550)
Net Earnings	—	—	—	—	292,536	—	292,536
Foreign Currency Translation Adjustment	—	—	—	—	—	1,305	1,305
Balance, December 31, 2017	(20,733)	(407,713)	45,376	270,043	1,819,524	774	1,728,004
Opening Balance Sheet Adjustment - ASC 606	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.125 per share	—	—	—	—	(8,661)	—	(8,661)
Stock-Based Compensation	—	—	—	26,852	—	—	26,852
Reissued Shares	915	8,601	—	(17,973)	—	—	(9,372)
Repurchased Shares	(3,750)	(168,735)	—	—	—	—	(168,735)
Net Earnings	—	—	—	—	196,210	—	196,210
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,861)	(1,861)
Balance, December 31, 2018	(23,568)	(567,847)	45,376	278,922	2,005,344	(1,087)	1,760,708
Opening Balance Sheet Adjustment - ASC 842	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.145 per share	—	—	—	—	(9,795)	—	(9,795)
Stock-Based Compensation	—	—	—	25,758	—	—	25,758
Reissued Shares	690	9,162	—	(14,451)	—	—	(5,289)
Repurchased Shares	(1,156)	(69,255)	—	—	—	—	(69,255)
Net Earnings	—	—	—	—	31,472	—	31,472
Foreign Currency Translation Adjustment	—	—	—	—	—	1,068	1,068
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net Earnings	$31,472	$196,210	$292,536
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,972,358	1,727,904	1,448,631
Other Depreciation and Amortization	105,061	94,150	82,572
Accounts Receivable Provision	322,963	268,088	203,389
Provision for Credit Losses on Loans Receivable	21,667	21,063	20,973
Stock-Based Compensation	26,548	28,182	27,400
Deferred Income Taxes	49,967	48,359	(59,201)
Impairment of Assets	30,344	20,098	1,968
Non-Cash Lease Expense	114,934	—	—
Other Changes, Net	(9,886)	(2,198)	(5,932)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(2,484,755)	(2,234,646)	(1,976,012)
Book Value of Lease Merchandise Sold or Disposed	401,960	398,748	415,607
Accounts Receivable	(331,636)	(270,888)	(208,947)
Prepaid Expenses and Other Assets	(25,860)	5,903	2,711
Income Tax Receivable	10,458	70,875	(88,139)
Operating Lease Right-of-Use Assets and Liabilities	(124,384)	—	—
Accounts Payable and Accrued Expenses	20,183	(20,367)	(2,736)
Accrued Regulatory Expense	175,000	—	1,314
Customer Deposits and Advance Payments	10,791	5,017	3,001
Cash Provided by Operating Activities	317,185	356,498	159,135
INVESTING ACTIVITIES:
Investments in Loans Receivable	(70,313)	(64,914)	(77,951)
Proceeds from Loans Receivable	53,170	57,328	59,641
Proceeds from Investments	1,212	3,066	2,658
Outflows on Purchases of Property, Plant & Equipment	(92,963)	(78,845)	(57,973)
Proceeds from Property, Plant, and Equipment	14,090	9,191	12,705
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(14,285)	(189,901)	(145,558)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	2,813	942	1,141
Cash Used in Investing Activities	(106,276)	(263,133)	(205,337)
FINANCING ACTIVITIES:
(Repayments) Borrowings on Revolving Facility, Net	(16,000)	16,000	(47,531)
Proceeds from Debt	—	137,500	15,625
Repayments on Debt	(68,531)	(97,583)	(103,129)
Acquisition of Treasury Stock	(69,255)	(168,735)	(62,550)
Dividends Paid	(9,437)	(6,243)	(7,962)
Issuance of Stock Under Stock Option Plans	7,749	7,975	3,457
Shares Withheld for Tax Payments	(13,038)	(17,347)	(6,177)
Debt Issuance Costs	(40)	(535)	(3,130)
Cash Used in Financing Activities	(168,552)	(128,968)	(211,397)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	120	(156)	75
Increase (Decrease) in Cash and Cash Equivalents	42,477	(35,759)	(257,524)
Cash and Cash Equivalents at Beginning of Year	15,278	51,037	308,561
Cash and Cash Equivalents at End of Year	$57,755	$15,278	$51,037
Net Cash Paid (Received) During the Year:
Interest	$16,460	$16,243	$20,492
Income Taxes	$(726)	$(63,829)	$98,296
The accompanying notes are an integral part of the Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aaron’s, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions to individual consumers. As of December 31, 2019, the Company’s operating and reportable segments are Progressive Leasing, Aaron’s Business and Vive. As part of a rebranding effort, Dent-A-Med, Inc. ("DAMI") merged into a newly created wholly-owned subsidiary of the Company, Vive Financial, LLC (“Vive”), and began operating under the Vive name effective January 1, 2020. We have updated all disclosures and references of Dent-A-Med, Inc. and/or DAMI in this Annual Report on Form 10-K to reflect the change to Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia, including e-commerce merchants. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
The following table presents invoice volume for Progressive Leasing:

For the Year Ended December 31 (Unaudited and In Thousands)	2019	2018	2017
Progressive Leasing Invoice Volume[1]	$1,747,902	$1,429,550	$1,160,732
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron’s Business segment offers furniture, home appliances, consumer electronics and accessories to consumers with a lease-to-own agreement with no credit needed through the Company’s Aaron’s-branded stores in the United States, Canada and Puerto Rico, as well as through its e-commerce platform. This operating segment also supports franchisees of its Aaron’s-branded stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
The following table presents store count by ownership type for the Aaron’s Business operations:

Stores at December 31 (Unaudited)	2019	2018	2017
Company-operated Aaron's branded Stores	1,167	1,312	1,175
Franchised Stores	335	377	551
Systemwide Stores	1,502	1,689	1,726

Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
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
Principles of Consolidation
The consolidated financial statements include the accounts of Aaron’s, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry and a variety of other products, to its customers for lease under certain terms agreed to by the customer. The Company’s Progressive Leasing segment offers customers of traditional and e-commerce retailers a virtual lease-purchase solution through leases with payment terms that can be renewed up to 12 months. The Company’s Aaron's-branded stores and its e-commerce platform offer leases flexible terms that can be renewed up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. The agreements are cancelable at any time by either party without penalty.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying consolidated balance sheets. Beginning January 1, 2019, Progressive Leasing lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
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
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 10 of these consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees. Such fees are recognized at the time the advertising takes place and are presented as franchise royalties and fees in the Company's consolidated statements of earnings.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and Fees on Loans Receivable
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
Vive acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount and origination costs are presented net on the consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e., Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is presented net on the consolidated balance sheets in loans receivable.
The customer is typically required to make monthly minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 29% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable when earned if collectibility is reasonably assured. For credit cards that provide deferred interest, if the balance is not paid off during the promotional period or if the cardholder defaults, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires. For credit cards that provide reduced interest, if the balance is not paid off during the promotional period, interest is billed to the cardholder at standard rates in the month that the promotional period expires or when the cardholder defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period if collectibility is reasonably assured.
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
Lease Merchandise
The Company’s lease merchandise consists primarily of furniture, appliances, electronics, jewelry and a variety of other products and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company’s Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise to a 0% salvage value generally over 12 months. The Company's Aaron's Business segment begins depreciating merchandise at the earlier of 12 months and one day or when the item is leased. Aaron's Business depreciates merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2019	2018
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$1,156,798	$1,053,684
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances	276,619	264,786
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,433,417	$1,318,470

The Company’s policies require weekly merchandise counts at its Aaron's Business store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.
The Company records a provision for write-offs on the allowance method, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. The provision for write-offs is included in operating expenses in the accompanying consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net within the consolidated balance sheets:

	Year ended December 31,
(In Thousands)	2019	2018	2017
Beginning Balance	$46,694	$35,629	$33,399
Merchandise Written off, net of Recoveries	(236,928)	(181,252)	(143,230)
Provision for Write-offs	251,419	192,317	145,460
Ending Balance	$61,185	$46,694	$35,629

Retail and Non-Retail Cost of Sales
Included in cost of sales is the net book value of merchandise sold, primarily using specific identification. It is not practicable to allocate operating expenses between selling and lease operations.
Shipping and Handling Costs
The Company incurred shipping and handling costs of $74.3 million, $75.2 million and $67.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are primarily classified within operating expenses in the accompanying consolidated statements of earnings and to a lesser extent capitalized into the cost of lease merchandise and subsequently depreciated.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs amounted to $44.0 million, $37.7 million and $34.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are classified within operating expenses in the consolidated statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising expense was $27.7 million, $28.3 million and $22.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The prepaid advertising asset was $0.3 million and $1.6 million at December 31, 2019 and 2018, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 13 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is more fully described in Note 13 to these consolidated financial statements.
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs, PSUs and awards issuable under the Company's ESPP (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Year Ended December 31,
(Shares In Thousands)	2019	2018	2017
Weighted Average Shares Outstanding	67,322	69,128	70,837
Dilutive Effect of Share-Based Awards	1,309	1,469	1,284
Weighted Average Shares Outstanding Assuming Dilution	68,631	70,597	72,121

Approximately 417,000, 347,000 and 140,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2019, 2018 and 2017, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Investments
At December 31, 2017, the Company maintained an investment classified as held-to-maturity securities in PerfectHome, which is based in the U.K., of £15.1 million ($20.4 million). During the second quarter of 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain covenants. In July 2018, PerfectHome entered into the U.K.’s insolvency process and was subsequently acquired by the senior lender. The Company recorded a full impairment of the PerfectHome investment of $20.1 million during the second quarter of 2018 and has not received any repayments since the impairment charge, and the Company does not believe it will not receive any further payments on its subordinated secured notes.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated Aaron's stores, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2019	2018
Customers	$76,819	$60,879
Corporate	14,109	18,171
Franchisee	13,231	19,109
	$104,159	$98,159

The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The Company’s policy for its Progressive Leasing segment is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. During 2019, the Company adopted ASC 842, which resulted in the Progressive Leasing provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
The Aaron's Business policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease revenues and fees within the consolidated statements of earnings. Aaron's Business writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly.
Vive's allowance for uncollectible merchant accounts receivable, which primarily related to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the consolidated statements of earnings.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Beginning Balance	$62,704	$46,946	$35,690
Accounts Written Off, net of Recoveries	(309,374)	(252,330)	(192,133)
Accounts Receivable Provision	322,963	268,088	203,389
Ending Balance	$76,293	$62,704	$46,946
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments for the fiscal years presented:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Bad Debt Expense[1]	$1,337	$227,960	$170,574
Provision for Returns and Uncollected Renewal Payments[2]	321,626	40,128	32,815
Accounts Receivable Provision	$322,963	$268,088	$203,389
1 Bad debt expense is recorded within operating expenses in the consolidated financial statements.
2 In accordance with the adoption of ASC 842, Progressive Leasing provision for returns and uncollectible renewal payments are recorded as a reduction to lease revenues and fees within the consolidated financial statements beginning January 1, 2019. Prior to January 1, 2019, Progressive Leasing provision for returns and uncollectible renewal payments were recorded as bad debt expense within operating expenses in the consolidated financial statements.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable
Gross loans receivable represents the principal balances of credit card charges at Vive’s participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowances and unamortized fees represents an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
Loans acquired in the October 15, 2015 Vive acquisition (the "Acquired Loans") were recorded at their estimated fair value at the acquisition date. The projected net cash flows from expected payments of principal, interest, fees and servicing costs and anticipated charge-offs were included in the determination of fair value; therefore, an allowance for loan losses and an amount for unamortized fees was not recognized for the Acquired Loans. The difference, or discount, between the expected cash flows to be received and the fair value of the Acquired Loans is accreted to interest and fees on loans receivable based on the effective interest method. At each period end, the Company evaluates the appropriateness of the accretable discount on the Acquired Loans based on actual and revised projected future cash receipts. As of December 31, 2019, the Acquired Loans balance was zero.
Losses on loans receivable are recognized when they are incurred, which requires the Company to make its best estimate of probable losses inherent in the portfolio. The Company evaluates loans receivable collectively for impairment. The method for calculating the best estimate of probable losses takes into account the Company’s historical experience, adjusted for current conditions and the Company’s judgment concerning the probable effects of relevant observable data, trends and market factors. Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency rates are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time. Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as unemployment rates, gross domestic product growth and gas prices, which can have a material effect on credit performance. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company’s results of operations and liquidity could be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2019 and 2018 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

	December 31,
FICO Score Category	2019	2018
600 or Less	6.7%	3.7%
Between 600 and 700	80.1%	77.9%
700 or Greater	13.2%	18.4%

Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 20 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company primarily develops software for use in its Progressive Leasing and store-based operations. The Company uses an agile development methodology in which feature-by-feature updates are made to its

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed appropriately. Generally, the life cycle for each feature update implementation is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $69.5 million, $61.2 million and $54.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $18.6 million, $14.1 million and $11.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2019	2018
Prepaid Expenses	$45,034	$30,763
Prepaid Insurance	26,393	27,948
Assets Held for Sale	10,131	6,589
Deferred Tax Asset	826	8,761
Other Assets	31,887	24,161
	$114,271	$98,222

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2019 and 2018. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of December 31, 2019 and 2018 was $10.1 million and $6.6 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
The Company recorded charges of $1.2 million and $0.9 million within restructuring expenses, net during the years ended December 31, 2019 and 2017, with insignificant charges recorded during 2018. These charges related to the impairment of store properties that the Company decided to close under its restructuring programs as described in Note 11. The Company also recorded impairment charges on assets held for sale not part of a restructuring program of $0.2 million and $0.7 million during the years ended December 31, 2018, and 2017, respectively, in other operating income, net within the consolidated statements of earnings. These charges related to the impairment of various parcels of land and buildings that were not part of a restructuring program and that the Company decided not to utilize for future expansion. Impairment charges on assets held for sale recorded in other operating income, net were not significant in 2019.
The Company also recognized net gains of $1.7 million and $0.8 million during the years ended December 31, 2019 and 2018 related to the 2019 sale of four former Company-operated store properties for a total selling price of $2.6 million and the 2018 sale of the former headquarters building of its Vive segment for a selling price of $2.2 million. The respective sales proceeds were recorded in proceeds from sales of property, plant and equipment in the consolidated statements of cash flows and the net gains were recorded in other operating income, net in the consolidated statements of earnings. The Company recognized net

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains of $0.4 million during the year ended December 31, 2018 related to the disposal of certain land and buildings that the Company closed under the 2016 and 2017 restructuring plans as described in Note 11 to these consolidated financial statements. These gains were recorded as a reduction to restructuring expenses within the consolidated statements of earnings. Gains and losses on the disposal of assets held for sale were not significant in 2017.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of the reporting units' strategic plans. The Company completed its annual goodwill impairment test as of October 1, 2019 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2019 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Other Intangibles
Other intangibles include customer relationships, non-compete agreements, reacquired franchise rights, customer lease contracts and expanded customer base intangible assets acquired in connection with store-based business acquisitions, asset acquisitions of customer contracts, and franchisee acquisitions. The customer relationship intangible asset is amortized on a straight-line basis over a three-year estimated useful life. The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). The expanded customer base intangible asset represents the estimated fair value paid by the Company in an asset acquisition for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets, and is generally amortized on a straight-line basis over two to six years. Acquired franchise rights are amortized on a straight-line basis over the remaining life of the franchisee’s ten-year license term.
Other intangibles also include the identifiable intangible assets acquired as a result of the Vive and Progressive Leasing acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. The Company amortizes the definite-lived intangible assets acquired as a result of the Vive acquisition on a straight-line basis over five years. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive Leasing acquisition on a straight-line basis over periods ranging from one to three years for customer lease contracts and internal use software and ten to 12 years for technology and merchant relationships.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2019 and determined that no impairment had occurred.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2019	2018
Accounts Payable	89,959	88,369
Accrued Insurance Costs	44,032	40,423
Accrued Salaries and Benefits	43,972	40,790
Accrued Real Estate and Sales Taxes	32,763	30,332
Deferred Rent[1]	—	27,270
Other Accrued Expenses and Liabilities[1]	62,090	65,969
	$272,816	$293,153

1 Amounts as of December 31, 2019 were impacted by the January 1, 2019 adoption of ASC 842. Upon transition to ASC 842, the remaining balances of the Company's deferred rent, lease incentives, and closed store reserve were reclassified as a reduction to the operating lease right-of-use asset in the accompanying consolidated balance sheet.
Insurance Reserves
Estimated insurance reserves are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to the Company’s employees. Insurance reserves are recorded within accrued insurance costs in accounts payable and accrued expense in the consolidated balance sheets. Estimates for these insurance reserves are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers which are recorded within prepaid expenses and other assets in our consolidated balance sheets.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.7 million as of December 31, 2019 and 2018. The capitalized cost is depreciated over the useful life of the related asset.
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
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value of loans receivable and any revolving credit borrowings also approximate their carrying amounts.
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
Foreign currency remeasurement gains and losses are recorded due to our previous investment in PerfectHome, which was fully impaired during 2018, as well as remeasurement of the operating results of the Company's Canadian Aaron's-branded stores from the Canadian dollar to U.S. dollars. These net gains and losses are recorded as a component of other non-operating income (expense), net in the consolidated statements of earnings and were gains of $2.1 million during 2017. Foreign currency remeasurement losses were not significant in 2019 or 2018.
Supplemental Disclosure of Non-Cash Investing Transactions
The purchase price for the acquisition of certain franchisees made during the year ended December 31, 2019 and 2018 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $1.7 million and $5.4 million, respectively. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the consolidated statements of cash flows for the respective periods.
During the year ended December 31, 2018, the Company entered into transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which were accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
As described in Note 2 to these consolidated financial statements, the purchase price for the acquisition of SEI during the year ended December 31, 2017 included the non-cash settlement of pre-existing accounts receivable SEI owed the Company of $3.5 million.
Hurricane Impact
During the third and fourth quarters of 2017, Hurricanes Harvey and Irma impacted the Company in the form of property damages (primarily in-store and on-lease merchandise, store leasehold improvements and furniture and fixtures), increased customer-related accounts receivable allowances and lease merchandise allowances, and lost lease revenue due to store closures of Aaron’s Business and Progressive Leasing retail partners. During the year ended December 31, 2017, the Company recorded pre-tax losses of $4.7 million related to property damages and remediation costs and $3.6 million for increases in its accounts receivable allowance and lease merchandise allowances from customers in the impacted areas. The Company also recognized $3.3 million of pre-tax income for estimated property-related insurance proceeds in 2017. The property damage losses, net of estimated property-related insurance proceeds, and customer-related allowances were recorded within operating expenses in the consolidated statements of earnings during the year ended December 31, 2017.
During the years ended December 31, 2019 and 2018, the Company recognized insurance recovery gains of $4.5 million and $0.9 million, respectively, related to the settlement of property damage claims and business interruption claims, which are recorded within other operating income, net in the consolidated statements of earnings.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Adopted
Leases. In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Companies must use a modified retrospective approach to adopt ASC 842; however, the Company adopted an optional transition method in which entities are permitted to not apply the requirements of ASC 842 in the comparative periods presented within the financial statements in the year of adoption, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this optional transition method resulted in a cumulative-effect adjustment of $2.6 million representing an increase to the Company’s January 1, 2019 retained earnings balance, net of tax, due primarily to the recognition of deferred gains recorded under previous sale and operating leaseback transactions. The ASC 842 transition guidance requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative adjustment to retained earnings upon adoption of ASC 842.
As a lessor, a majority of the Company’s revenue generating activities are within the scope of ASC 842. The new standard did not materially impact the timing of revenue recognition. Effective January 1, 2019, ASC 842 resulted in the Company classifying the Progressive Leasing provision for returns and uncollectible renewal payments as a reduction of lease revenue and fees within the consolidated statements of earnings. For periods reported herein prior to January 1, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was recorded as bad debt expense within operating expenses in the consolidated statements of earnings. The Aaron’s Business provision for returns and uncollectible renewal payments has historically been, and continues to be recorded as, a reduction to lease revenue and fees. The Company has customer lease agreements with lease and non-lease components that fall within the scope of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"). The Company has elected to aggregate these components into a single component for all classes of underlying assets as the lease and non-lease components generally have the same timing and pattern of transfer.
The new standard also impacts the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as operating lease right-of-use assets and operating lease liabilities. See Note 7 to these consolidated financial statements for further details regarding the Company’s leasing activities as a lessee. The Company elected to adopt a package of practical expedients offered by the FASB which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease.
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of the standard is to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. Under the new standard, entities will be required to apply the accounting guidance as prescribed by ASC 350-40, Internal Use Software, in determining which implementation costs should be capitalized as assets or expensed as incurred. The internal-use software guidance requires the capitalization of certain costs incurred during the application development stage of an internal-use software project, while requiring companies to expense all costs incurred during preliminary project and post-implementation project stages. As a result, certain implementation costs which were previously expensed by the Company are now eligible for capitalization under ASU 2018-15. The standard may be applied either prospectively to all implementation costs incurred after the adoption date or retrospectively. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt ASU 2018-15 on a prospective basis effective January 1, 2019, and the impact to the consolidated financial statements was not significant. Costs eligible for capitalization will be capitalized within prepaid expenses and other assets and expensed through operating expenses in the consolidated balance sheets and statements of earnings, respectively.
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's operating lease activities within Aaron's Business and Progressive Leasing will not be impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL standard. The Company will be impacted by ASU 2016-13 within its Vive segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. Vive acquires loan receivables from merchants through its third-party bank partners at a discount from the face value of the loan, referred to as the "merchant fee discount." The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value, which is primarily intended to cover the risk of credit loss related to the portfolio of loans originated. Although the CECL standard will require the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount will continue to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the Company expects higher losses to be recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest income, and as interest income is accrued and earned on the outstanding loan. Although the CECL standard will result in earlier recognition of credit losses in the statements of earnings, no changes are expected related to the loan cash flows.
The Company has evaluated the guidance in ASU 2016-13 related to purchased financial assets with credit deterioration ("PCD Method") and does not believe that its loans receivable will qualify for the PCD Method as, generally, a more-than-insignificant deterioration in credit quality since origination does not occur. The Company has finalized the implementation of a software solution to support the new accounting requirements and is finalizing changes to its accounting policies, processes, and internal controls to ensure compliance with CECL's reporting and disclosure requirements. The Company is currently quantifying the cumulative adjustments to retained earnings for the transition impacts of CECL and will record the transition adjustments during the first quarter of 2020.
NOTE 2: ACQUISITIONS
During the years ended December 31, 2019, 2018 and 2017, cash payments, net of cash acquired, related to the acquisitions of businesses and contracts were $14.3 million, $189.9 million and $145.6 million, respectively. Cash payments made during the years ended December 31, 2019, 2018 and 2017 principally relate to the acquisitions of Aaron's-branded franchised stores described below.
The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of the Company’s acquisitions of businesses and contracts to the consolidated financial statements, other than those acquisitions described below, was not significant for the years ended December 31, 2019, 2018 and 2017.
Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 Aaron's-branded franchised stores operated by franchisees for an aggregate purchase price of $190.2 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements.
The acquired operations generated revenues of $183.3 million and $72.0 million and earnings before income taxes of $3.3 million and $0.8 million during the years ended December 31, 2019 and 2018, respectively, which are included in our consolidated statements of earnings for the respective periods.
The results of the acquired operations were negatively impacted by acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisitions, and restructuring charges incurred under the 2019 restructuring program associated with the closure of a number of acquired stores. The revenues and earnings before income taxes of the acquired operations discussed above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated as revenue and expenses to the Company from the franchisees during the years ended December 31, 2019 and 2018 had the transaction not been completed.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 acquisitions are benefiting the Company's omnichannel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale. The following table presents summaries of the fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(in Thousands)	Final Amounts Recognized as of Acquisition Dates
Purchase Price	$190,167
Add: Settlement of Accounts Receivable from Pre-existing Relationship	5,405
Add: Working Capital Adjustments	155
Aggregate Consideration Transferred	195,727

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	50
Lease Merchandise	59,616
Property, Plant and Equipment	5,568
Operating Lease Right-of-Use Assets[1]	4,338
Other Intangibles[2]	23,322
Prepaid Expenses and Other Assets	1,241
Total Identifiable Assets Acquired	94,135
Accounts Payable and Accrued Expenses	(977)
Customer Deposits and Advance Payments	(5,156)
Total Liabilities Assumed	(6,133)
Goodwill[3]	107,725
Net Assets Acquired (excluding Goodwill)	$88,002
1 As of the respective acquisition dates, the Company had not yet adopted ASC 842. As such, there were no operating lease right-of-use assets or operating lease liabilities recognized within the consolidated financial statements at the time of acquisition. The Company recognized operating lease right-of-use assets and operating lease liabilities for the acquired stores as part of the transition to ASC 842 on January 1, 2019. The Company finalized its valuation of assumed favorable and unfavorable real estate operating leases during 2019, which also impacted the valuation of the Company's customer lease contract and customer relationship intangible assets. As a result, measurement period adjustments of $4.3 million were recorded within operating lease right-of-use assets as net favorable, with a corresponding reduction of $1.2 million within other intangibles, net in our consolidated balance sheet. The adjustment also resulted in the recognition of immaterial adjustments to operating expenses and restructuring expenses, net during 2019 to recognize expense that would have been recorded in prior periods had the favorable lease and intangible assets been recorded as of the acquisition date.
2 Identifiable intangible assets are further disaggregated in the table set forth below.
3 The total goodwill recognized in conjunction with the franchisee acquisitions, all of which is expected to be deductible for tax purposes, has been assigned to the Aaron’s Business operating segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company’s omnichannel platform, implementation of the Company’s operational capabilities, expected inventory supply chain synergies between the Aaron’s Business and Progressive Leasing, and control of the Company’s brand name in the acquired geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Non-compete Agreements	$1,872	3.0
Customer Contracts	7,457	1.0
Customer Relationships	9,330	3.0
Reacquired Franchise Rights	4,663	3.9
Total Acquired Intangible Assets[1]	$23,322
1 Acquired definite-lived intangible assets have a total weighted average life of 2.5 years.
The Company incurred $1.7 million of acquisition-related costs in connection with the franchisee acquisitions, substantially all of which were incurred during 2018. These costs were included in operating expenses in the consolidated statements of earnings.
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
The acquired operations generated revenues of $122.5 million, $129.4 million, and $58.3 million, and earnings before income taxes of $3.6 million, $11.0 million, and $2.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. These revenues and earnings before income taxes are included in our consolidated statements of earnings since the date of acquisition. Included in the earnings before income taxes of the acquired operations are acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisition and restructuring expenses associated with the closure of several acquired stores. The revenues and earnings before income taxes above have not been adjusted for estimated non-retail sales and franchise royalties and fees and related expenses that the Company could have generated from SEI, as a franchisee, from July 27, 2017 through December 31, 2019 had the transaction not been completed.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SEI acquisition has been accounted for as a business combination, and the results of operations of the acquired business is included in the Company’s results of operations from the date of acquisition. The following table presents a summary of the fair value of the assets acquired and liabilities assumed in the SEI franchisee acquisition:

(In Thousands)	Final Amounts Recognized as of Acquisition Date
Purchase Price	$140,000
Add: Settlement of Accounts Receivable from Pre-existing Relationship	3,452
Less: Reimbursement for Insurance Costs	(100)
Add: Working Capital Adjustments	188
Consideration Transferred	143,540

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	34
Accounts Receivable	1,345
Lease Merchandise	40,941
Property, Plant and Equipment	8,832
Other Intangibles[1]	13,779
Prepaid Expenses and Other Assets	440
Total Identifiable Assets Acquired	65,371
Accounts Payable and Accrued Expenses	(6,698)
Customer Deposits and Advance Payments	(2,500)
Capital Leases	(4,514)
Total Liabilities Assumed	(13,712)
Goodwill[2]	91,881
Net Assets Acquired (excluding Goodwill)	$51,659
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

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated intangible assets attributable to the SEI acquisition are comprised of the following:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Non-compete Agreements	$1,244	5.0
Customer Lease Contracts	2,154	1.0
Customer Relationships	3,215	2.0
Reacquired Franchise Rights	3,640	4.1
Favorable Operating Leases[1]	3,526	11.3
Total Acquired Intangible Assets[2]	$13,779
1 Upon the adoption of ASC 842 on January 1, 2019, the Company reclassified the remaining favorable operating lease asset from other intangibles, net to operating lease right-of-use assets within its consolidated balance sheets.
2 Acquired definite-lived intangible assets have a total weighted average life of 5.1 years.
The Company incurred $2.1 million of acquisition-related costs in connection with the franchisee acquisition, substantially all of which were incurred during the third quarter of 2017. These costs were included in operating expenses in the consolidated statements of earnings.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2019	2018
Trade Name	$53,000	$53,000
Goodwill	736,582	733,170
Indefinite-lived Intangible Assets	$789,582	$786,170

The following table provides information related to the carrying amount of goodwill by operating segment:

(In Thousands)	Progressive Leasing	Aaron’s Business	Total
Balance at January 1, 2018	$288,801	$334,147	$622,948
Acquisitions	—	110,469	110,469
Disposals, Currency Translation and Other Adjustments	—	(260)	(260)
Acquisition Accounting Adjustments	—	13	13
Balance at December 31, 2018	288,801	444,369	733,170
Acquisitions	—	6,526	6,526
Disposals, Currency Translation and Other Adjustments	—	(362)	(362)
Acquisition Accounting Adjustments	—	(2,752)	(2,752)
Balance at December 31, 2019	$288,801	$447,781	$736,582

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2019			2018
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	14,000	(14,000)	—	14,000	(14,000)	—
Technology	68,550	(39,859)	28,691	68,550	(32,749)	35,801
Merchant Relationships	181,000	(86,184)	94,816	181,000	(71,101)	109,899
Other Intangibles[1]	26,178	(11,889)	14,289	42,165	(12,265)	29,900
Total	$289,728	$(151,932)	$137,796	$305,715	$(130,115)	$175,600

1 Other intangibles include customer relationships, non-compete agreements, reacquired franchise rights, customer lease contracts and the expanded customer base intangible asset.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings was $35.6 million, $33.0 million and $27.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2020	$28,722
2021	26,038
2022	23,111
2023	22,527
2024	17,440

NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2019			December 31, 2018
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,201)	$—	$—	$(10,389)	$—

The Company maintains the Aaron's, Inc. Deferred Compensation Plan as described in Note 17 to these consolidated financial statements. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2019			December 31, 2018
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$10,131	$—	$—	$6,589	$—

Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 11) in the consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the consolidated balance sheets, but for which the fair value is disclosed:

	December 31, 2019			December 31, 2018
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long Term Debt [1]	$—	$(123,705)	$—	$—	$(183,765)	$—

1 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $120.0 million and $180.0 million at December 31, 2019 and 2018, respectively.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2019	2018
Land	$16,427	$19,950
Buildings and Improvements	54,923	67,081
Leasehold Improvements and Signs	87,126	83,867
Fixtures and Equipment	244,623	210,747
Software - Internal-Use	135,076	106,671
Assets Under Finance Leases:
with Related Parties	—	872
with Unrelated Parties	3,189	9,487
Construction in Progress	7,554	15,104
	548,918	513,779
Less: Accumulated Depreciation and Amortization[1]	(311,252)	(284,287)
	$237,666	$229,492

[1]	Accumulated amortization of internal-use software development costs amounted to $75.2 million and $56.9 million as of December 31, 2019 and 2018, respectively.
Depreciation expense on assets recorded under finance leases is included in operating expenses and was $1.5 million, $0.8 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Finance leases as of December 31, 2019 relate to vehicles assumed as part of the SEI acquisition. Finance leases as of December 31, 2018 primarily consist of buildings and improvements, as well as vehicles assumed as part of the SEI acquisition. Assets under finance leases with related parties included $0.8 million in accumulated depreciation as of December 31, 2018. Assets under finance leases with unrelated parties included $2.4 million and $8.3 million in accumulated depreciation as of December 31, 2019 and 2018, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2019	2018
Credit Card Loans[1]	$96,387	$90,406
Acquired Loans[2]	—	5,688
Loans Receivable, Gross	96,387	96,094

Allowance for Loan Losses	(14,911)	(12,970)
Unamortized Fees	(6,223)	(6,971)
Loans Receivable, Net of Allowances and Unamortized Fees	$75,253	$76,153

1 "Credit Card Loans" are loans originated after the 2015 acquisition of Vive.
2 "Acquired Loans" are credit card loans the Company purchased in the 2015 acquisition of Vive.
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category[1]	2019	2018
30-59 Days Past Due	6.9%	6.9%
60-89 Days Past Due	3.6%	3.4%
90 or more Days Past Due	5.0%	4.3%
Past Due Loans Receivable	15.5%	14.6%
Current Loans Receivable	84.5%	85.4%
Balance of Loans Receivable on Nonaccrual Status	$2,284	$2,110
Balance of Loans Receivable Greater Than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
1 This aging is based on the contractual amounts outstanding for each loan as of period end, and does not reflect the fair value adjustments for the Acquired Loans.
The table below presents the components of the allowance for loan losses:

	Year ended December 31,
(In Thousands)	2019	2018
Beginning Balance	$12,970	$11,454
Provision for Loan Losses	21,667	21,063
Charge-offs	(22,204)	(21,190)
Recoveries	2,478	1,643
Ending Balance	$14,911	$12,970

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LEASES
Lessor Information
Refer to Note 1 to these consolidated financial statements for further information about the Company's revenue generating activities as a lessor. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its Aaron's Business store-based operations, call center space and customer service centers for its Progressive Leasing segment, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties while maintaining its primary obligation as the lessee in the head lease. The Company leases transportation vehicles under operating and finance leases, most of which generally expire during the next three years. The vehicle leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next three years. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease.
Rental charges incurred, net of sublease receipts, was $111.7 million, $112.8 million, and $104.3 million in the years ended December 31, 2019, 2018, and 2017, respectively, which are primarily classified within operating expenses in the consolidated statements of earnings, and to a lesser extent capitalized into the cost of lease merchandise and subsequently depreciated. The Company also incurred right-of-use asset impairment and contractual lease obligation charges, net of estimated sublease receipts and early lease buyout discounts, of $28.4 million, $2.1 million and $13.4 million in the years ended December 31, 2019, 2018, and 2017 respectively, related to the closure of Company-operated stores which are reported within restructuring expenses in the consolidated statements of earnings.
Finance lease costs are comprised of the amortization of right-of-use assets and the interest accretion on discounted lease liabilities, which are recorded within operating expenses and interest expense, respectively, in the Company’s consolidated statements of earnings. Operating lease costs are recorded on a straight-line basis within operating expenses. For stores that are related to the Company's restructuring programs as described in Note 11, operating lease costs recorded subsequent to any necessary operating lease right-of-use asset impairment charges are recognized in a pattern that is generally accelerated within restructuring expenses, net in the Company’s consolidated statements of earnings. The Company’s total lease expense is comprised of the following:

Year Ended December 31,
(In Thousands)	2019
Finance Lease cost:
Amortization of Right-of-Use Assets	$1,542
Interest on Lease Liabilities	363
Total Finance Lease cost:	1,905

Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	112,092
Operating Lease cost classified within Restructuring Expenses, Net	3,339
Sublease Receipts[2]	(3,044)
Total Operating Lease cost:	112,387

Total Lease cost	$114,292
1 Includes short-term and variable lease costs, which are not significant. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
2 The Company has anticipated future sublease receipts from executed sublease agreements of $2.7 million in 2020, $2.4 million in 2021, $1.5 million in 2022, $1.0 million in 2023, $0.5 million in 2024 and $0.3 million thereafter through 2025.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the Company’s leasing activities as a lessee is as follows:

Year Ended December 31,
(In Thousands)	2019
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$411
Operating Cash Flows for Operating Leases	126,361
Financing Cash Flows for Finance Leases	2,493
Total Cash paid for amounts included in measurement of Lease Liabilities	129,265
Right-of-Use Assets obtained in exchange for new Finance Lease Liabilities	—
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	$53,883

Supplemental balance sheet information related to leases is as follows:

(In Thousands)	Balance Sheet Classification	December 31, 2019
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$329,211
Finance Lease Assets	Property, Plant and Equipment, Net	768
Total Lease Assets		$329,979

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$369,386
Finance Lease Liabilities	Debt	2,670
Total Lease Liabilities		$372,056

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
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s finance and operating leases:

	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	5.7%	1.5
Operating Leases	3.6%	4.9
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of December 31, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Operating Leases	Finance Leases	Total
2020	$108,089	$2,006	$110,095
2021	91,376	801	92,177
2022	70,208	80	70,288
2023	48,773	—	48,773
2024	32,345	—	32,345
Thereafter	53,439	—	53,439
Total Undiscounted Cash Flows	404,230	2,887	407,117
Less: Interest	34,844	217	35,061
Present Value of Lease Liabilities	$369,386	$2,670	$372,056

Sale-Leaseback Transactions
In addition to the leasing activities described above, the Company entered into two separate sale and leaseback transactions related to a fulfillment and distribution center and three Company-operated store properties during the fourth quarter of 2019. The Company received net proceeds of $8.1 million and recorded gains of $5.6 million related to the sale and leaseback transactions, which were classified within other operating income in the consolidated statements of earnings.
NOTE 8: INDEBTEDNESS
Following is a summary of the Company’s debt, net of unamortized debt issuance costs:

	December 31,
(In Thousands)	2019	2018
Revolving Facility	$—	$16,000
Senior Unsecured Notes, 4.75%, Due in Installments through April 2021	119,847	179,750
Term Loan, Due in Installments through September 2022	218,513	223,837

Finance Lease Obligation:
with Related Parties	—	123
with Unrelated Parties	2,670	5,042
Total Debt[1]	341,030	424,752
Less: Current Maturities	83,886	83,778
Long-Term Debt	$257,144	$340,974

1 Total debt as of December 31, 2019 and 2018 includes unamortized debt issuance costs of $1.0 million and $1.4 million, respectively. The Company also recorded $1.9 million and $2.6 million of debt issuance costs as of December 31, 2019 and 2018 related to the revolving credit facility within prepaid expenses and other assets in the consolidated balance sheets.
Revolving Credit and Term Loan Agreement
On January 21 and February 19, 2020, the Company amended its revolving credit and term loan agreement (the "Credit Agreement") to, among other changes: (i) increase the revolving credit commitment from $400.0 million to $500.0 million, (ii) increase borrowings under the term loan to $225.0 million, (iii) extend the maturity date for the revolving credit commitment and term loan from September 18, 2022 to January 21, 2025, (iv) amend the definition of adjusted EBITDA to exclude certain charges, and (v) modify certain other terms and conditions. The amended agreement continues to provide for quarterly repayment installments of $5.6 million under the $225.0 million term loan. The quarterly term loan repayment installments are payable on the last day of each March, June, September, and December beginning on December 31, 2020, with the remaining principal balance payable upon the maturity date of January 21, 2025. Prior to the amendment, the term loan outstanding balance was $219.4 million as of December 31, 2019, and the term loan interest rate was 3.05%.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rate on the revolving credit and term loan agreement borrowings bear interest at an adjusted London Interbank Overnight (LIBO) rate plus a margin within a range of 1.25% to 2.25% depending on the Company’s total net debt to adjusted EBITDA ratio or, alternatively, the administrative agent's prime rate plus a margin ranging from 0.25% to 1.25%, with the amount of such margin determined based upon the ratio of the Company's total net debt to adjusted EBITDA. Total net debt refers to the Company's consolidated total debt minus certain unrestricted cash, as defined in the Credit Agreement. Adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges as defined in the Credit Agreement.
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
The Company pays a commitment fee on unused balances, which ranges from 0.15% to 0.30% as determined by the Company's ratio of total net debt to adjusted EBITDA. As of December 31, 2019, the amount available under the revolving credit component of the Credit Agreement was reduced by approximately $13.8 million for our outstanding letters of credit, resulting in availability of $386.2 million.
Senior Unsecured Notes
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
Financial Covenants
The revolving credit and term loan agreement, senior unsecured notes discussed above, and franchise loan program discussed in Note 10 to these consolidated financial statements contain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all amounts could become due immediately. Under the Company’s revolving credit and term loan agreement, senior unsecured notes and franchise loan program, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2019, the Company was in compliance with all covenants related to its outstanding debt.
Future principal maturities under the Company’s debt and finance lease obligations as of December 31, 2019 are as follows:

(In Thousands)
2020	$84,321
2021	83,271
2022	174,453
2023	—
2024	—
Thereafter	—
Total	$342,045

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: INCOME TAXES
Following is a summary of the Company’s income tax expense (benefit):

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Current Income Tax Expense:
Federal	$2,033	$(5,380)	$(3,530)
State	9,316	13,015	9,772
	11,349	7,635	6,242
Deferred Income Tax Expense (Benefit):
Federal	49,911	48,287	(60,547)
State	56	72	1,346
	49,967	48,359	(59,201)
Income Tax Expense (Benefit)	$61,316	$55,994	$(52,959)

Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2019	2018
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$176,017	$174,171
Goodwill and Other Intangibles	44,435	41,183
Investment in Partnership	191,114	159,070
Operating Lease Right-of-Use Assets	75,146	—
Other, Net	2,019	1,804
Total Deferred Tax Liabilities	488,731	376,228
Deferred Tax Assets:
Accrued Liabilities	20,221	21,918
Advance Payments	9,575	9,232
Operating Lease Liabilities	83,154	—
Other, Net	66,212	86,339
Total Deferred Tax Assets	179,162	117,489
Less Valuation Allowance	—	—
Net Deferred Tax Liabilities	$309,569	$258,739

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory Rate	21.0%	21.0%	35.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	9.8	4.0	2.7
Permanent difference for loss on Progressive FTC matter	39.6	—	—
Other Permanent Differences	(2.5)	(1.2)	—
Federal Tax Credits	(2.3)	(0.5)	(0.8)
Change in Valuation Allowance	—	—	(0.4)
Remeasurement of net Deferred Tax Liabilities	(1.8)	(0.2)	(58.2)
Other, net	2.3	(0.9)	(0.4)
Effective Tax Rate	66.1%	22.2%	(22.1)%

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, which includes the Company's lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) the manufacturing deduction that expired in 2017 under the previous tax legislation was not extended. Consequently, the Company remeasured its net deferred tax liabilities as of December 31, 2017 using the lower U.S. corporate income tax rate, which resulted in a provisional estimated $140 million non-cash income tax benefit recognized during the year ended December 31, 2017. In connection with the provisional analysis, the Company recorded an immaterial income tax net benefit during the year ended December 31, 2018 and finalized its analysis over the one-year measurement period that ended on December 22, 2018. The Company was in a net operating loss position for tax purposes in 2017 and 2018 as a result of the Tax Act's 100% expense deduction on qualified depreciable assets discussed above. The net operating loss and credits earned during 2017 were carried back and generated refunds of $15.6 million received in March 2019. The net operating loss earned during 2018 must be carried forward and will be available to offset 80% of future taxable income as provided by the Tax Act.
The Company is estimating taxable income in 2019. As stated above, the net operating loss earned during 2018 will be available to offset 80% of 2019 taxable income. At December 31, 2019, the Company had approximately $187 million of federal tax net operating loss carryforwards, which can be carried forward indefinitely and will not expire, and $4.1 million of federal foreign tax credit carryforwards, which will begin to expire in 2027. In addition, at December 31, 2019, the Company had $4.7 million of tax-effected state net operating loss carryforwards and $8.1 million of state tax credit carryforwards, which will both begin to expire in 2022.
As result of the 100% bonus depreciation provisions in the Tax Act not being enacted until December 22, 2017, the Company made more than the required estimated federal tax liability payments in 2017; and therefore, had a $100.0 million income tax receivable as of December 31, 2017. The Company received a refund of $77.0 million in February 2018.
The Company files a federal consolidated income tax return in the United States and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2016.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Balance at January 1,	$2,529	$2,269	$2,594
Additions Based on Tax Positions Related to the Current Year	236	269	456
Additions for Tax Positions of Prior Years	1,957	615	232
Prior Year Reductions	(76)	(85)	(236)
Statute Expirations	(306)	(257)	(346)
Settlements	—	(282)	(431)
Balance at December 31,	$4,340	$2,529	$2,269

As of December 31, 2019 and 2018, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $4.2 million and $2.5 million, respectively, including interest and penalties.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2019 and 2018, the Company recognized interest and penalties of $0.2 million and $0.1 million, respectively. During the year ended December 31, 2017, the Company recognized a net benefit of $0.6 million related to interest and penalties. The Company had $0.5 million and $0.3 million of accrued interest and penalties at December 31, 2019 and 2018, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense (benefit).
NOTE 10: COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the franchisees under a franchise loan program with one of the banks in our Credit Facilities. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 90 days of the event of default. At December 31, 2019, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $29.4 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial. The carrying amount of the franchisee-related borrowings guarantee, which is included in accounts payable and accrued expenses in the consolidated balance sheets, was $0.3 million as of December 31, 2019 and 2018, respectively.
On October 11, 2019, the Company amended its franchisee loan facility to (i) reduce the total commitment amount from $55.0 million to $40.0 million; and (ii) extend the maturity date to October 22, 2020. The loan agreement continues to provide a Canadian subfacility commitment amount for loans to franchisees that operate stores in Canada (other than the province of Quebec) of CAD $25.0 million. See Note 8 to these consolidated financial statements for more information regarding the Company's financial covenants.
Subsequent Event - Franchisee Loan Facility Amendment
On January 21 and February 19, 2020, the Company further amended the franchisee loan agreement to, among other changes: (i) reduce the facility commitment from $40.0 million to $35.0 million, (ii) extend the commitment termination date thereunder from October 22, 2020 to January 20, 2021, (iii) amend the definition of adjusted EBITDA to exclude certain charges, and (iv) modify certain other terms and conditions. The terms of the loan facility include an option to further reduce the maximum facility commitment amount by providing written notice to the lender, which the Company subsequently exercised on February 11, 2020 to reduce the facility commitment to $25.0 million.
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
At December 31, 2019 and 2018, the Company had accrued $182.9 million and $1.4 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company’s best estimate of its exposure to loss. The December 31, 2019 accrual includes a $175.0 million tentative settlement with the Federal Trade Commission (the "FTC") discussed in more detail below. Of the amount accrued, the Company believes that $5.7 million is probable of recovery via payments received from insurance proceeds as of December 31, 2019. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheet. The corresponding expected insurance recoveries are recorded

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within prepaid expenses and other assets in the consolidated balance sheet. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $2.0 million.
At December 31, 2019, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $1.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, with Progressive undertaking to make a lump-sum payment of $175.0 million to the FTC. In January 2020, Progressive and FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company has recognized a charge during the fourth quarter of $179.3 million, including $4.3 million of incurred legal fees. The proposed consent order is subject to the approval of both the FTC and the United States District Court for the Northern District of Georgia, and there can be no assurance that such approval will be obtained or that the terms of any settlement will be as currently agreed between the parties.
In April 2019, the Aaron’s Business, along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws, in August 2019, the Company reached an agreement in principle with the FTC staff to resolve that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, remains subject to the approval of the Commission.
Other Contingencies
At December 31, 2019, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs, consulting agreements, software licenses, and hardware and software maintenance of $30.9 million. Payments under these commitments are scheduled to be $18.3 million in 2020, $11.0 million in 2021, and $1.6 million in 2022.
Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive business, had unfunded lending commitments totaling $225.0 million and $316.4 million as of December 31, 2019 and 2018, respectively. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve for losses on unfunded loan commitments is calculated by the Company based on historical usage patterns of cardholders after the initial charge and was approximately $0.4 million and $0.5 million as of December 31, 2019 and 2018, respectively. The reserve for losses on unfunded loan commitments is included in accounts payable and accrued expenses in the consolidated balance sheets.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: RESTRUCTURING
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its Company-operated Aaron's Business store portfolio, which resulted in the closure and consolidation of 155 underperforming Company-operated stores during 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $38.4 million were recorded during the year ended December 31, 2019 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses were comprised mainly of closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the planned exit from one of our store support buildings, workforce reductions, and a loss on the sale of six Canadian stores to a third party. These costs were included in restructuring expenses, net in the consolidated statements of earnings. We also expect future restructuring expenses (reversals) due to changes in expected sublease activity and potential early buyouts of leases with landlords, as well as continuing variable maintenance charges and taxes.
The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further rationalize its store base to better align with marketplace demand. Additional restructuring charges may result from our strategy to reposition and reinvest in our next generation store concepts to appeal to our target customer market in better, more profitable locations.
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
Total net restructuring expenses of $1.6 million were recorded during the year ended December 31, 2019 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring activity for the year ended December 31, 2019 was comprised principally of operating lease charges for stores closed under the restructuring programs. These costs were included in restructuring expenses, net in the consolidated statements of earnings. We expect future restructuring expenses (reversals) due to changes in expected future sublease activity and potential early buyouts of leases with landlords, as well as continuing variable maintenance charges and taxes. To date, the Company has incurred charges of $40.9 million under the 2017 and 2016 restructuring programs.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of the accruals for both programs, which are recorded in accounts payable and accrued expenses in the consolidated balance sheets, and the activity for the years ended December 31, 2019 and 2018:

(In Thousands)	Contractual Lease Obligations	Severance	Total
Balance at January 1, 2018	$12,437	$2,303	$14,740
Charges	—	601	601
Adjustments[1]	2,057	—	2,057
Restructuring Charges	2,057	601	2,658
Payments	(6,022)	(2,253)	(8,275)
Balance at December 31, 2018	8,472	651	9,123
ASC 842 Transition Adjustment[1]	(8,472)	—	(8,472)
Adjusted Balance at January 1, 2019	—	651	651
Restructuring Charges	—	3,403	3,403
Payments	—	(3,298)	(3,298)
Balance at December 31, 2019	$—	$756	$756

1 Upon the adoption of ASC 842 on January 1, 2019, the Company reclassified the remaining liability for contractual lease obligations from accounts payable and accrued expenses to a reduction to operating lease right-of-use assets within its consolidated balance sheets.
The following table summarizes restructuring charges by segment:

	Years Ended December 31,
	2019	2018	2017
(In Thousands)	Aaron’s Business	Aaron’s Business	Aaron’s Business	Vive	Total
Right-of-Use Asset Impairment and Operating Lease Charges	$28,411	$2,057	$13,432	$—	$13,432
Fixed Asset Impairment	5,238	—	1,386	—	1,386
Severance	3,403	601	2,705	471	3,176
Other Expenses (Reversals)	1,886	(1,176)	—	—	—
Loss (Gain) on Sale of Store Properties	1,052	(377)	—	—	—
Total Restructuring Expenses	$39,990	$1,105	$17,523	$471	$17,994

NOTE 12: SHAREHOLDERS’ EQUITY
At December 31, 2019, the Company held 24,034,053 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $262.0 million. The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by its Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2019, the Company had issued approximately 398,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding on the consolidated balance sheet.
In 2019, the Company repurchased 1,156,184 shares of its common stock for $69.3 million. In 2018, the Company repurchased 3,749,493 shares of its common stock for $168.7 million. In 2017, the Company repurchased 1,961,442 shares of its common stock for $62.6 million.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2019, no preferred shares have been issued.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: STOCK-BASED COMPENSATION
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was subsequently amended and restated with shareholder approval in February 2019. Beginning in 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers.
As of December 31, 2019, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 3,772,517.
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $26.5 million, $28.2 million and $27.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were included as a component of operating expenses in the consolidated statements of earnings.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $6.6 million, $6.9 million and $10.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $4.8 million, $5.7 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $24.6 million of total unrecognized compensation expense related to non-vested stock-based compensation which is expected to be recognized over a period of 1.3 years.
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
The Company granted 293,000, 361,000 and 518,000 stock options during the years ended December 31, 2019, 2018 and 2017, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2019	2018	2017
Dividend Yield	0.3%	0.3%	0.4%
Expected Volatility	36.5%	34.8%	32.8%
Risk-free Interest Rate	2.5%	2.6%	1.9%
Expected Term (in years)	5.3	5.3	5.3
Weighted-average Fair Value of Stock Options Granted	$19.59	$16.54	$8.55

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2019	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2019	Weighted Average Exercise Price
$19.92-20.00	11,250	0.15	$19.92	11,250	$19.92
20.01-30.00	1,006,783	6.23	25.51	851,403	25.21
30.01-40.00	97,301	5.01	32.16	97,301	32.16
40.01-50.00	330,890	8.04	47.26	103,430	47.26
50.01-54.18	283,590	9.02	54.18	—	—
19.92-54.18	1,729,814	6.93	34.71	1,063,384	27.93

The table below summarizes option activity for the year ended December 31, 2019:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	1,677	$30.42
Granted	293	54.18
Exercised	(217)	26.76
Forfeited/expired	(23)	44.69
Outstanding at December 31, 2019	1,730	34.71	6.93	$38,754	$11.67
Expected to Vest	654	45.36	8.29	7,687	15.91
Exercisable at December 31, 2019	1,063	27.93	6.10	31,028	8.97

The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2019 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $6.5 million, $6.6 million and $2.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. The total grant-date fair value of options vested during the year ended December 31, 2019, 2018 and 2017 was $4.6 million, $3.5 million and $1.7 million, respectively.
Restricted Stock
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods; under the 2001 Plan restricted stock typically vests over approximately one to five-year periods. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is generally not subject to Company performance metrics. Compensation expense for performance-based restricted stock is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
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
During 2015, 2016 and 2017, the Company granted performance-based restricted stock to certain executive officers that vest over a three-year service period and with the achievement of specific performance criteria. The compensation expense

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with these awards is recognized on an accelerated basis over the respective vesting periods based on the Company's projected assessment of the level of performance that will be achieved and earned. As of December 31, 2019, there are no performance-based restricted shares still subject to performance conditions.
The Company granted 225,000, 248,000 and 375,000 shares of restricted stock at weighted-average fair values of $54.28, $46.01 and $29.27 in the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes information about restricted stock activity during 2019:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2019	589	$34.18
Granted	225	54.28
Vested	(280)	30.96
Forfeited/unearned	(40)	44.45
Non-vested at December 31, 2019	494	44.33

The total vest-date fair value of restricted stock described above that vested during the year was $14.6 million, $24.8 million and $9.9 million in the years ended December 31, 2019, 2018 and 2017, respectively.
Performance Share Units
For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue and invoice volume levels of the respective segments and return on capital for Aaron's, Inc. Beginning in 2016, the Company added adjusted pre-tax profit and production volume levels as additional performance criteria for certain segments. When the performance criteria are met, the award is earned and one-third of the award vests. Another one-third of the earned award is subject to an additional one-year service period and the remaining one-third of the earned award is subject to an additional two-year service period. Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
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
The following table summarizes information about performance share unit activity during 2019:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2019	799	$33.11
Granted	248	54.27
Vested	(425)	29.89
Forfeited/unearned	(40)	41.27
Non-vested at December 31, 2019	582	43.93

The total vest-date fair value of performance share units described above that vested during the period was $22.1 million, $22.6 million and $7.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Effective May 9, 2018, the Company's Board of Directors and shareholders approved the Employee Stock Purchase Plan, which is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the Company's ESPP is to encourage ownership of the Company's common stock by eligible employees of Aaron's, Inc. and certain Aaron's subsidiaries. Under the ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (i) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (ii) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock.
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.5 million and $0.2 million for years ended December 31, 2019 and 2018, respectively. These costs were included as a component of operating expenses in the consolidated statements of earnings. During the year ended December 31, 2019, the Company issued 46,642 shares under the ESPP at a weighted average purchase price of $42.07. During the year ended December 31, 2018, the Company issued 25,239 shares at a purchase price of $35.74. As of December 31, 2019, the aggregate number of shares of common stock that may be issued under the ESPP was 128,134.
NOTE 14: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2019, the Company has three operating and reportable segments: Progressive Leasing, Aaron’s Business and Vive. As discussed above, we have updated all disclosures and references of DAMI in this Annual Report on Form 10-K to reflect the January 1, 2020 name change to Vive.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and appliance, jewelry, mobile phones and accessories, mattress, and automobile electronics and accessories.
The Aaron’s Business offers furniture, home appliances, consumer electronics and accessories to consumers with a lease-to-own agreement with no credit needed through the Company’s Aaron’s-branded stores in the United States and Canada and e-commerce platform. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2019:

	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing	Aaron's Business[4]	Vive	Total
Lease Revenues and Fees[1]	$2,128,133	$1,570,358	$—	$3,698,491
Retail Sales[2]	—	38,474	—	38,474
Non-Retail Sales[2]	—	140,950	—	140,950
Franchise Royalties and Fees[2]	—	33,432	—	33,432
Interest and Fees on Loans Receivable[3]	—	—	35,046	35,046
Other	—	1,263	—	1,263
Total	$2,128,133	$1,784,477	$35,046	$3,947,656
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $27.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $25.5 million is related to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
4 Includes revenues from Canadian operations of $24.7 million, which are primarily Lease Revenues and Fees.

The following table presents revenue by source and by segment for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In Thousands)	Progressive Leasing	Aaron's Business[4]	Vive	Total
Lease Revenues and Fees[1]	$1,998,981	$1,507,437	$—	$3,506,418
Retail Sales[2]	—	31,271	—	31,271
Non-Retail Sales[2]	—	207,262	—	207,262
Franchise Royalties and Fees[2]	—	44,815	—	44,815
Interest and Fees on Loans Receivable[3]	—	—	37,318	37,318
Other	—	1,839	—	1,839
Total	$1,998,981	$1,792,624	$37,318	$3,828,923
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $19.8 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Revenue within the scope of ASC 606, Revenue from Contracts with Customers. Of the Franchise Royalties and Fees, $33.3 million relates to franchise royalty income that is recognized as the franchisee collects cash revenue from its customers. Retail sales are recognized as revenue at the point of sale. Non-retail sales are recognized as revenue upon delivery of the merchandise.
3 Revenue within the scope of ASC 310, Credit Card Interest & Fees.
4 Includes revenues from Canadian operations of $21.3 million, which are primarily Lease Revenues and Fees.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by source and by segment for the year ended December 31, 2017:

	Year Ended December 31, 2017
(In Thousands)	Progressive Leasing	Aaron's Business[4]	Vive	Total
Lease Revenues and Fees[1]	$1,566,413	$1,433,818	$—	$3,000,231
Retail Sales[2]	—	27,465	—	27,465
Non-Retail Sales[2]	—	270,253	—	270,253
Franchise Royalties and Fees[2]	—	48,278	—	48,278
Interest and Fees on Loans Receivable[3]	—	—	34,925	34,925
Other	—	2,556	—	2,556
Total	$1,566,413	$1,782,370	$34,925	$3,383,708
1 Substantially all revenue is within the scope of ASC 840, Leases. The Company had $6.3 million of other revenue within the scope of ASC 605, Revenue from Contracts with Customers.
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

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Earnings (Loss) Before Income Tax (Benefit) Expense:
Progressive Leasing	$55,711	$175,015	$140,224
Aaron’s Business	46,731	84,683	110,642
Vive	(9,654)	(7,494)	(11,289)
Total Earnings Before Income Tax (Benefit) Expense	$92,788	$252,204	$239,577

Corporate-related assets that benefit multiple segments are reported as other assets in the table below.

	December 31,
(In Thousands)	2019	2018
Assets:
Progressive Leasing	$1,261,786	$1,088,227
Aaron’s Business[1]	1,740,281	1,483,102
Vive	85,825	95,341
Other	209,908	160,022
Total Assets[2]	$3,297,800	$2,826,692

Assets From Canadian Operations (included in totals above):
Aaron’s Business	$28,152	$25,893

1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the consolidated balance sheets of $14.0 million and $15.2 million as of December 31, 2019 and 2018, respectively.

[2]
In accordance with the adoption of ASC 842 the Company, as a lessee, is required to recognize substantially all of its operating leases on the balance sheet as operating lease right-of-use assets and operating lease liabilities. For periods prior to the year ended December 31, 2019 the Company's operating lease right of use assets and liabilities are not included on the Company's balance sheet.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Depreciation and Amortization[1]:
Progressive Leasing	$29,967	$27,974	$29,048
Aaron’s Business	73,709	64,744	52,251
Vive	1,385	1,432	1,273
Total Depreciation and Amortization	$105,061	$94,150	$82,572

Depreciation of Lease Merchandise:
Progressive Leasing	$1,445,027	$1,219,035	$949,167
Aaron’s Business	527,331	508,869	499,464
Vive	—	—	—
Total Depreciation of Lease Merchandise	$1,972,358	$1,727,904	$1,448,631

Interest Expense (Income):
Progressive Leasing	$8,572	$16,288	$18,577
Aaron’s Business	4,868	(2,944)	(2,366)
Vive	3,527	3,096	4,327
Total Interest Expense	$16,967	$16,440	$20,538

Capital Expenditures:
Progressive Leasing	$12,608	$10,711	$8,213
Aaron’s Business	79,931	67,099	48,335
Vive	424	1,035	1,425
Total Capital Expenditures	$92,963	$78,845	$57,973

1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
In 2019, the results of the Company's operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $40.0 million of restructuring charges which were primarily to record closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of vacant store properties, including the closure of one of our store support buildings, workforce reductions, and other impairment charges related to the Company's strategic decision to close Company-operated stores as discussed in Note 11 to these consolidated financial statements.

•
Aaron's Business earnings before income taxes were impacted by gains of $7.4 million from the sale of various real estate properties which were classified within other operating income in the consolidated statements of earnings.

•
Aaron's Business earnings before income taxes were impacted by gains on insurance recoveries of $4.5 million related to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of related property insurance receivables. Such gains were classified within other operating income in the consolidated statements of earnings.

•
Progressive earnings before taxes were impacted by $179.3 million in regulatory charges and legal expenses incurred related to Progressive Leasing's tentative settlement of the FTC matter discussed in Note 10 to these consolidated financial statements.

In 2018, the results of the Company’s operating segments were impacted by the following items:

•	Earnings before income taxes for the Aaron's Business includes a full impairment of the PerfectHome investment of $20.1 million.

•	Vive's loss before income taxes includes a gain of $0.8 million related to the sale of Vive's former corporate office building.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2017, the results of the Company’s operating segments were impacted by the following items:

•
Aaron's Business earnings before income taxes were impacted by $17.5 million of restructuring charges related to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores as discussed in Note 11 to these consolidated financial statements.

For the year ended December 31, 2019 and all prior reporting periods, the Company determined earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP with the following adjustments:

•
Generally, a predetermined amount of Corporate overhead is allocated to each reportable segment based on segment revenues. Any unallocated Corporate overhead in excess of predetermined amounts is assigned to the Aaron's Business, which is consistent with how the chief operating decision maker regularly reviews the segment results.

•
Interest expense is allocated from Aaron's Business to the Progressive Leasing and Vive segments based on a percentage of the outstanding balances of its intercompany borrowings and of the debt incurred when it was acquired. Interest expense allocated to Progressive Leasing and Vive in excess of interest expense incurred by Aaron's Business from third party lenders is reflected in the table above.

NOTE 15: RELATED PARTY TRANSACTIONS
Aaron Ventures I, LLC, which we refer to as "Aaron Ventures," was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of December 31, 2019, the Company had no remaining finance or operating leases with Aaron Ventures. The Company paid annual rent for the various properties leased from Aaron's Ventures of $0.2 million, $1.2 million, and $2.0 million for the years ending December 31, 2019, 2018, and 2017 respectively.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Revenues[2]	$1,012,103	$968,141	$963,808	$1,003,604
Gross Profit[1]	399,978	381,965	358,667	381,491
Earnings (Loss) Before Income Taxes	70,308	56,819	51,665	(86,004)
Net Earnings (Loss)	56,078	42,650	39,801	(107,057)
Earnings (Loss) Per Share	0.83	0.63	0.59	(1.60)
Earnings (Loss) Per Share Assuming Dilution	0.82	0.62	0.58	(1.60)

Year Ended December 31, 2018
Revenues	$954,809	$927,859	$953,071	$993,184
Gross Profit[1,2,3]	351,241	345,557	341,074	376,497
Earnings Before Income Taxes	66,752	49,980	53,415	82,057
Net Earnings	52,246	38,501	43,720	61,743
Earnings Per Share	0.75	0.55	0.64	0.91
Earnings Per Share Assuming Dilution	0.73	0.54	0.62	0.89
1 Gross profit is the sum of lease revenues and fees, retail sales, non-retail sales, and interest and fees on loans receivable less retail cost of sales, non-retail cost of sales, depreciation of lease merchandise, bad debt expense, provision for write-offs of lease merchandise, provision for credit losses and certain other costs that are directly attributable to the derived revenue.
2 In accordance with the adoption of ASC 842, Progressive Leasing provision for returns and uncollectible renewal payments are recorded as a reduction to lease revenues and fees within the consolidated financial statements beginning January 1, 2019. Prior to January 1, 2019, Progressive Leasing provision for returns and uncollectible renewal payments were recorded as bad debt expense within operating expenses in the consolidated financial statements. Progressive Leasing bad debt expense included in the 2018 quarterly gross profits were $46.5 million, $50.0 million, $64.2 million and $67.0 million for the first, second, third and fourth quarter of 2018, respectively.
3 Quarterly gross profit for the year ended December 31, 2018 has been adjusted to include Progressive Leasing bad debt expense and certain other costs that are directly attributable to the derived revenue.
The comparability of the Company’s quarterly financial results during 2019 and 2018 was impacted by certain events, as described below on a pre-tax basis:

•	The second quarter of 2018 included the full impairment of the PerfectHome investment of $20.1 million.

•
The first, second, third and fourth quarter of 2019 included net restructuring charges (reversals) of $13.3 million, $18.7 million, $5.5 million, and $2.5 million, respectively. The first, second, third and fourth quarter of 2018 included net restructuring charges (reversals) of $0.9 million, $(0.9) million, $0.5 million and $0.6 million, respectively. The restructuring activity in both years relates primarily to store contractual lease obligations, severance costs and impairment charges in connection with the Company's strategic decision to close Company-operated stores. Restructuring activity during 2019 also included impairment charges for the planned exit from one of our support buildings along with a loss on the sale of six Canadian stores to a third party as discussed in Note 11 to these consolidated financial statements.

•
The third quarter of 2019 includes gains on insurance recoveries of $4.5 million related to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of related property insurance receivables. Such gains were classified within other operating income in the consolidated statements of earnings.

•
The fourth quarter of 2019 included gains of $7.4 million from the sale of various real estate properties which were classified within other operating income in the consolidated statements of earnings.

•	The fourth quarter of 2019 included $179.3 million in regulatory charges and legal expenses incurred related to Progressive Leasing's tentative settlement of the FTC matter.

AARON’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: COMPENSATION ARRANGEMENTS
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $11.2 million and $10.4 million as of December 31, 2019 and 2018, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with Company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the Company-owned life insurance, was $14.4 million and $13.5 million as of December 31, 2019 and 2018, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. The Company recorded gains related primarily to changes in the cash surrender value of the Company-owned life insurance plans of $2.1 million and $1.5 million during the years ended December 31, 2019 and 2017, respectively, and recorded losses of $1.2 million during the year ended December 31, 2018, which were recorded within other non-operating income (expense), net in the consolidated statements of earnings.
Benefits of $3.0 million, $2.7 million and $2.3 million were paid during the years ended December 31, 2019, 2018 and 2017, respectively. Effective January 1, 2018 the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,000 for an individual employee and is subject to a three-year cliff vesting schedule. Deferred compensation expense charged to operations for the Company’s matching contributions was $0.4 million during the year ended December 31, 2019 and was not significant during the years ended December 31, 2018 and 2017.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $7.4 million in 2019, $6.9 million in 2018 and $5.7 million in 2017.
Employee Stock Purchase Plan
See Note 13 to these consolidated financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2019. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2019," "Outstanding Equity Awards at 2019 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2019," "Non-Qualified Deferred Compensation as of December 31, 2019," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2019," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "Aaron’s, Inc. Amended and Restated 2015 Equity and Incentive Plan," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2019 and 2018
Consolidated Statements of Earnings—Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income—Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows—Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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
4.1
Specimen of Form of Stock Certificate Representing Shares of Common Stock of the Registrant, par value $0.50 per share (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 10, 2010).

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13*
Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, entered into among Aaron’s Inc., as borrower, the several banks and other financial institutions from time to time party thereto, and Truist Bank, as administrative agent, dated January 21, 2020.

10.14*
Third Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, entered into among Aaron's Inc., as borrower, the several banks and other financial institutions from time to time party thereto, and Truist Bank, as administrative agent, dated February 19, 2020.

10.15
Fourth Amended and Restated Loan Facility Agreement and Guaranty among Aaron’s Inc. as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2017).

10.16
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

10.17
Second Amendment to the Fourth Amended and Restated Loan Facility Agreement and Guarantee, entered into among Aaron’s, Inc., as sponsor, SunTrust Bank, as servicer, and each of the other lending institutions party thereto as participants, dated as of October 11, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2019).

10.18*
Third Amendment to the Fourth Amended and Restated Loan Facility Agreement and Guaranty, entered into among Aaron’s Inc., as sponsor, Truist Bank, as servicers, and each of the other lending institutions party thereto as participants, dated as of January 21, 2020.

10.19*
Fourth Amendment to the Fourth Amended and Restated Loan Facility Agreement and Guaranty, entered into among Aaron's Inc., as sponsor, Truist Bank, as servicers, and each of the other lending institutions party thereto as participants, dated as of February 19, 2020.

Management Contracts and Compensatory Plans or Arrangements
10.20
Aaron’s Inc. Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.21
First Amendment to the Employees Retirement Plan, dated as of June 28, 2016, to be effective October 4, 2016 (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.22
Third Amendment to the Employees Retirement Plan, dated August 23, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 4, 2019).

10.23
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.24
Form of Restricted Stock Unit Award for awards made in or after February 2014 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.25
Form of Option Award Agreement for awards made prior to February 2014 (incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.26
Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.27
Amendment to Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.28
Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.29
Amendment to Form of Performance Share Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.30
Aaron’s, Inc. 2001 Stock Option and Incentive Award Plan Master Restricted Stock Unit Agreement (Aaron’s Management Performance Plan) (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2011).

10.31
Aaron’s, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2017 (incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.32*	First Amendment to the Aaron’s Inc. Deferred Compensation Plan as amended and restated, dated as of November 11, 2019.
10.33	Aaron’s, Inc. Amended and Restated 2015 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 28, 2019).
10.34
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.35
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.36
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

10.38
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

10.40
Form of Restricted Stock Award Agreement under the Aaron's Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 3, 2017.

10.41	Aaron’s Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 29, 2018).
10.42
Amended and Restated Compensation Plan for Non-Employee Directors effective May 8, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on July 25, 2019).

10.43
Employment Agreement, dated as of November 10, 2014, by and between Aaron’s, Inc. and John W. Robinson (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015).

10.44
Amended and Restated Executive Severance Pay Plan of Aaron’s, Inc., effective as of August 5, 2015 (incorporated by reference to Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

10.45
Form of Severance and Change-in-Control Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019).

10.46
Retirement Agreement between Aaron’s, Inc. and R. Charles Loudermilk, Sr., dated August 24, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2012).

10.47	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2014).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Aaron’s, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

AARON’S, INC.

By:	/s/ STEVEN A. MICHAELS
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

SIGNATURE	TITLE
/s/ JOHN W. ROBINSON, III	Chief Executive Officer and Director (Principal Executive Officer)
John W. Robinson, III
/s/ STEVEN A. MICHAELS	Chief Financial Officer and President of Strategic Operations (Principal Financial Officer)
Steven A. Michaels
/s/ ROBERT P. SINCLAIR, JR.	Vice President, Corporate Controller (Principal Accounting Officer)
Robert P. Sinclair, Jr.
/s/ KELLY H. BARRETT	Director
Kelly H. Barrett
/s/ KATHY T. BETTY	Director
Kathy T. Betty
/s/ DOUGLAS C. CURLING	Director
Douglas C. Curling
/s/ CYNTHIA N. DAY	Director
Cynthia N. Day
/s/ CURTIS L. DOMAN	Director
Curtis L. Doman
/s/ WALTER EHMER	Director
Walter Ehmer
/s/ HUBERT L. HARRIS, JR.	Director
Hubert L. Harris, Jr.
/s/ RAY M. ROBINSON	Director
Ray M. Robinson