Form 10-K/A
period 2019-12-31
AARON'S INC
filed 2020-04-27
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from__________to__________

Commission file Number. 1-13941

AARON’S, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-0687630
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

400 Galleria Parkway SE Suite 300 Atlanta Georgia	30339-3182
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 402-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	AAN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition ☐ period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

On February 20, 2020, Aaron’s, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). Aaron’s, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of Aaron’s, Inc.’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “Aaron’s,” the “Company,” “we,” “us” or “our” refer to Aaron’s, Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Aaron’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

ii

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Kelly H. Barrett, 55, has served as a director of the Company since May 2019. Prior to her retirement in 2018, Ms. Barrett was employed by The Home Depot for sixteen years, commencing in 2003 serving in various roles of increasing responsibility including most recently as Senior Vice President-Home Services where she ran the $5 billion Home Services division of The Home Depot, including in-home sales and installation, operations, customer contact centers as well as contractor sourcing, onboarding and compliance. She also held the positions of Vice President-Internal Audit and Corporate Compliance, Senior Vice President -Enterprise Program Management and Vice President-Corporate Controller. Before joining The Home Depot, Ms. Barrett served for more than 10 years in senior management positions and ultimately as Senior Vice President and Chief Financial Officer of Cousins Properties Incorporated, a publicly traded real estate investment trust. Ms. Barrett currently serves on the Board of Directors of Piedmont Office Realty Trust, a real estate investment trust, and also on the Board of Directors of Americold Realty, since May 2019. She previously served on the Board of Directors of State Bank Financial Corporation from 2011 to 2016. Her leadership positions in the Atlanta community include currently serving as Chair of the Board of the Metro Atlanta YMCA, the Georgia Tech Foundation Board of Trustees and a member of the Advisory Board of Scheller College of Business at Georgia Tech. She has previously served on the Board of the Girl Scouts of Greater Atlanta, Partnership Against Domestic Violence and the Atlanta Rotary Club.

Among other qualifications, Ms. Barrett brings significant operational management and financial experience to our Board of Directors. Her experience in multiple senior executive leadership positions and service on other boards provide her with retail operations, accounting, financial and compliance expertise which are utilized by our Board of Directors. These skills and experiences qualify her to serve on our Board of Directors.

Kathy T. Betty, 64, has served as a director of the Company since August 2012. From 2009 until 2011, Ms. Betty was the owner and Chief Executive Officer of the Atlanta Dream of the WNBA. She also founded The Tradewind Group, an incubator company, where she worked until 2007. Her other experience includes serving as Executive Vice President and Partner of ScottMadden from 1993 to 2000, where she worked on international mergers and acquisitions, and working at Ernst & Young LLP from 1989 to 1993, including serving as one of the first women admitted to the partnership.

Among other qualifications, Ms. Betty brings over 30 years of business management and consultancy experience to our Board of Directors. Her leadership positions in the Atlanta community, include serving on the boards of the Chick-fil-A Foundation, the Alexander-Tharpe Fund, Georgia Institute of Technology, and the Board of Councilors of the Carter Center as well as serving on the Board of Trustees for the Georgia Institute of Technology Athletic Association and Board of Advisors for Synergy Laboratories and Sure Med Compliance. She has also served on the boards of the Children’s Health Care of Atlanta Foundation, YMCA of Metropolitan Atlanta and Big Brothers Big Sisters of Atlanta. These positions provided her with management, entrepreneurial, financial and accounting experience, which are utilized by our Board of Directors. These skills and experience qualify her to serve on our Board of Directors.

Douglas C. Curling, 65, has served as a director of the Company since January 2016. Since March 2009, Mr. Curling has been the managing principal of New Kent Capital LLC, a family-run investment business, and New Kent Consulting LLC, a privacy and mergers and acquisitions consulting business. From 1997 until September 2008, Mr. Curling held various executive positions at ChoicePoint Inc., a provider of identification and credential verification services that was sold to Reed Elsevier in 2008, including serving as President from April 2002 to September 2008, as Chief Operating Officer from 1999 to September 2008 and as Executive Vice President, Chief Financial Officer and Treasurer from 1997 to May 1999. Mr. Curling also served as a director of ChoicePoint Inc. from May 2000 to September 2008. Mr. Curling currently serves on the Board of Directors of CoreLogic, a New York Stock Exchange listed company providing global property information, analytics and data-enabled services to financial services organizations and real estate professionals.

Among other qualifications, Mr. Curling brings substantial experience in managing and operating businesses with privacy, data analytics and other data-enabled matters to our Board of Directors. His prior service as a chief financial officer provides him with valuable accounting and financial expertise, and his consulting experience provides him with significant mergers and acquisitions expertise, all of which is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Cynthia N. Day, 55, has served as a director of the Company since October 2011. Ms. Day has been the President and Chief Executive Officer of Citizens Bancshares Corporation and Citizens Trust Bank since February 2012. Citizens Bancshares Corporation was a publicly held corporation until January 2017. She served as Chief Operating Officer and Senior Executive Vice President of Citizens Trust Bank from February 2003 to January 2012 and served as its acting President and Chief Executive Officer from January 2012 to February 2012. She previously served as the Executive Vice President and Chief Operating Officer and in other capacities of Citizens Federal Savings Bank of Birmingham from 1993 until its acquisition by Citizens Trust Bank in 2003. Before joining Citizens Trust Bank, she served as an audit manager for KPMG. Ms. Day also serves on the board of directors of Primerica., the National and Georgia Banker’s Associations and the Atlanta Area Council of Boy Scouts of America. She is also a member of the Rotary Club of Atlanta, the Georgia Society of CPAs, and the AICPA.

Among other qualifications, Ms. Day brings significant management and financial experience to our Board of Directors. Her experience in multiple senior executive leadership positions and service on other boards, provide her with accounting and financial expertise, which are utilized by our Board of Directors. In addition, the customer base served by Citizens Bancshares Corporation is very similar to that served by the Company, giving her a great understanding of their buying habits, the products they purchase and effective marketing and communication methods. These skills and experiences qualify her to serve on our Board of Directors.

Curtis L. Doman, 47, has served as a director of the Company since August 2015. Mr. Doman currently serves as the Chief Innovation Officer of the Company’s Progressive Leasing segment, and is a co-founder of Progressive Leasing. Previously, he served as Chief Technology Officer of Progressive Leasing from 1999 until December 2017 and Chief Product Officer from January 2018 until December 2019. He was also President of IDS, Inc. from September 1993 until October 2015.

Among other qualifications, Mr. Doman brings significant experience in technology and data analytics matters to our Board of Directors. Mr. Doman’s intimate knowledge of our Progressive segment, including as the creator of the dynamic decision-making engine used by our Progressive segment in evaluating underwriting criteria for our lease products, is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Walter G. Ehmer, 53, has served as a director of the Company since May 2016. Mr. Ehmer is currently the President and Chief Executive Officer of Waffle House, Inc., or “Waffle House,” a position he has held since 2012. Mr. Ehmer has held various positions with Waffle House since joining the company in 1992 as a senior buyer in the purchasing department, including most recently serving as its President and Chief Operating Officer from 2006 until 2012 and as Chief Financial Officer from 1998 until 2002. Mr. Ehmer previously served as a member of the Georgia Tech Industrial Engineering Advisory Board, the Georgia Tech Alumni Association Board of Trustees and the Georgia Tech President’s Advisory Board. Mr. Ehmer is also a past chairperson of the Georgia Tech Alumni Association and currently serves as a member of the board of the Georgia Tech Foundation. Mr. Ehmer also serves on the boards of the City of Atlanta Police Foundation, the Metro Atlanta Chamber of Commerce, and Children's Healthcare of Atlanta Foundation.

Among other qualifications, Mr. Ehmer brings significant management and financial experience to our Board of Directors. His experience in multiple senior executive leadership positions, including with responsibility for accounting-related matters, provide him with managerial and financial expertise that is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Hubert L. Harris, Jr., 76, has served as a director of the Company since August 2012. Since 1992, Mr. Harris has owned and operated Harris Plantation, Inc., a cattle, hay and timber business. Mr. Harris has also served as a trustee for SEI mutual funds since 2008. Mr. Harris previously served as CEO of Invesco North America, CFO of Invesco PLC and Chairman of Invesco Retirement Services, and served on the Board of Directors of Invesco from 1993 to 2004. From 1988 to 2005, Mr. Harris was President and Executive Director of the International Association for Financial Planning. Mr. Harris also served as the Assistant Director of the Office of Management and Budget in Washington, D.C. from 1977 to 1980. Mr. Harris is on the Board of Councilors of the Carter Center, and he previously served as chair of the Georgia Tech Foundation and chair of the Georgia Tech Alumni Association.

Among other qualifications, Mr. Harris brings a strong financial background and extensive business experience to our Board of Directors. His service on numerous for-profit and non-profit boards and management experience provide him with governance and financial expertise, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

John W. Robinson III, 48, has been a director of the Company since November 2014 when he was named the Chief Executive Officer of the Company. Mr. Robinson was also named President of the Company as of February 2016. From 2012 to November 2014, Mr. Robinson served as the Chief Executive Officer of Progressive Finance Holdings, LLC, which was acquired by Aaron’s, Inc. in April 2014. Prior to working at Progressive, he served as the President and Chief Operating Officer of TMX Finance LLC, or “TMX Finance.” He joined TMX Finance as Chief Operating Officer in 2004 and was appointed President in 2008. TMX Finance filed a voluntary Chapter 11 bankruptcy proceeding in April 2009 from which it emerged in April 2010. Prior to working at TMX Finance, he worked in the investment banking groups at Morgan Stanley, Lehman Brothers and Wheat First Butcher Singer.

Among other qualifications, Mr. Robinson brings significant operational and financial experience to our Board of Directors. His considerable experience in senior management, and his leadership and intimate knowledge of our business, including our Progressive segment in particular, provide him with strategic and operational expertise generally and for the Company specifically, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Ray M. Robinson, 72, has served as a director of the Company since November 2002 and has been our Chairman since April 2014. From November 2012 until his appointment as Chairman, Mr. Robinson was the Company’s independent lead director. Mr. Robinson started his career at AT&T in 1968, and prior to his retirement in 2003, he held several executive positions, including President of the Southern Region, its largest region, President and Chief Executive Officer of AT&T Tridom, Vice President of Operations for AT&T Business Customer Care, Vice President of AT&T Outbound Services, and Vice President of AT&T Public Relations. Mr. Robinson is also a director of Acuity Brands, Inc., a lighting solutions company, American Airlines Group Inc., a holding company operating various commercial airlines (including American Airlines and US Airways), and Fortress Transportation and Infrastructure Investors LLC, an investor in infrastructure and equipment for the transportation of goods and people, all of which are public companies. Since 2003, Mr. Robinson has also served as a director and non-executive Chairman of Citizens Bancshares Corporation and its subsidiary, Citizens Trust Bank, the largest African American-owned bank in the Southeastern United States and the nation’s second largest. As of January 2017, Citizens Bancshares Corporation's stock is traded only on over-the-counter markets. Its subsidiary, Citizens Trust Bank, is not a publicly traded company. Mr. Robinson previously served as a director of RailAmerica, Inc. from 2010 to 2012 and Avnet, Inc. from 2000 - 2018. Mr. Robinson has also been Vice Chairman of the East Lake Community Foundation in Atlanta, Georgia since November 2003.

Among other qualifications, Mr. Robinson brings experience in senior management and board service for numerous public companies to our Board of Directors. His service on the boards of a number of organizations of varying sizes provides him with extensive operational skills and governance expertise, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Executive Officers Who Are Not Directors

Set forth below are the names and ages of each current executive officer of the Company who is not a director. All positions and offices with the Company held by each such person are also indicated.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
Robert W. Kamerschen (52)

Chief Corporate Affairs Officer from May 2019, Chief Administrative Officer from February 2016 through April 2019 and Executive Vice President, General Counsel and Corporate Secretary since April 2014. Previously, Mr. Kamerschen served as Senior Vice President and General Counsel from June 2013 and also as Corporate Secretary from November 2013. Before joining the Company, Mr. Kamerschen worked at information solution provider Equifax Inc. from 2008 through 2013, serving in multiple executive positions and most recently as its U.S. Chief Counsel, Senior Vice President and Chief Compliance Officer. Mr. Kamerschen began his legal career in 1994 in the Atlanta office of the international law firm Troutman Sanders LLP.

Douglas A. Lindsay (49)

President of Aaron’s Business since February 2016. Prior to joining the Company, Mr. Lindsay served as the Executive Vice President and Chief Operating Officer at ACE Cash Express from February 2012 to January 2016. Previously Mr. Lindsay also served as the Executive Vice President and Chief Financial Officer from June 2007 to February 2012 and the Vice President, Finance and Treasurer from February 2005 to June 2007 for ACE Cash Express.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
Steven A. Michaels (48)

Chief Financial Officer and President of Strategic Operations since February 2016. Mr. Michaels previously served as President from April 2014 until February 2016, Vice President Strategic Planning & Business Development from 2013 until April 2014, Vice President, Finance from 2012 until April 2014 and Vice President, Finance, Aaron’s Sales & Lease Ownership Division from 2008 until 2011.

Robert P. Sinclair, Jr. (58)	Vice President, Corporate Controller since 1999.

Ryan K. Woodley (43)

Chief Executive Officer of Progressive Finance Holdings, LLC since January 2015. Mr. Woodley joined Progressive Finance Holdings, LLC as Chief Operating Officer and Chief Financial Officer in June of 2013. Prior to that, he was Chief Operating Officer and Chief Financial Officer at DigiCert, a digital security certificate provider which was sold to TA Associates in November 2012.

Composition, Meetings and Committees of the Board of Directors

Our Board of Directors is currently comprised of nine directors having terms expiring at the 2020 Annual Meeting of Shareholders of Aaron’s, Inc., which we refer to as the “Annual Meeting.” Each of our directors will continue to hold office until the expiration of his or her term and until his or her successor is duly elected and qualified or until his or her earlier resignation, removal from office or death.

Our Corporate Governance Guidelines include categorical standards adopted by our Board of Directors to determine director independence that meet the listing standards of the New York Stock Exchange, or “NYSE.” Our Corporate Governance Guidelines also require that at least 75% of our Board of Directors be “independent,” a requirement that is more stringent than the NYSE listing requirement that a majority of the Board of Directors be independent. Our Board of Directors has affirmatively determined that all of our directors are “independent” in accordance with NYSE listing requirements and the requirements of our Corporate Governance Guidelines, other than Mr. John Robinson, our President and Chief Executive Officer, and Mr. Doman, the Chief Innovation Officer of our Progressive Leasing segment.

Our Board of Directors currently has three standing committees consisting of an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. From time to time, our Board of Directors may establish ad-hoc committees at its discretion. Our Board of Directors has adopted a charter for each of its standing committees, copies of which are available on the Investor Relations section of our website located at aarons.com. The current members of each committee are identified in the table below:

Nominating and
Corporate
		Compensation	Governance
Director	Audit Committee	Committee	Committee
Kelly H. Barrett	Member		Member
Kathy T. Betty		Member	(Chair)
Douglas C. Curling	Member	(Chair)
Cynthia N. Day	(Chair)	Member
Walter G. Ehmer	Member		Member
Hubert L. Harris, Jr.	Member		Member
Ray M. Robinson		Member	Member
Number of Meetings in Fiscal Year 2019	9	7	2

*	All members of the Audit Committee have been designated as an “audit committee financial expert” as defined by Securities and Exchange Commission, or "SEC", regulations.

Meetings

Our Board of Directors held ten meetings during 2019. The number of meetings held by each of our committees in 2019 is shown in the table above. Each of our directors attended 75% or more of the total of all meetings of our board and the committees on which he or she served during 2019 that occurred during the time when he or she served as a director.

It is our policy that directors are expected to attend the annual meeting of shareholders in the absence of a scheduling conflict or other valid reason. All of our directors attended the 2019 Annual Meeting of Shareholders held on May 8, 2019.

The non-management and independent members of our Board of Directors meet frequently in executive session, without management present. Mr. Ray Robinson, the Chairman of our Board of Directors, chairs these meetings.

Committees

Audit Committee. The function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s consolidated financial statements; (ii) the financial reporting process and the systems of internal accounting and financial controls; (iii) the performance of the Company’s internal audit function and independent auditors; (iv) the independent auditors’ qualifications and independence; (v) the Company’s compliance with ethics policies (including oversight and approval of related party transactions and reviewing and discussing certain calls to the Company’s ethics hotline and the Company’s investigation of and response to such calls) and legal and regulatory requirements; (vi) the adequacy of the Company’s policies and procedures to assess, monitor and manage business risks including financial, regulatory and cybersecurity risks and its corporate compliance programs, including receiving quarterly reports related to such risks and programs; and (vii) the adequacy of the Company's information security and privacy program and cybersecurity initiatives. The Audit Committee is directly responsible for the appointment, compensation, retention, and termination of our independent auditors, who report directly to the Audit Committee, and for recommending to our Board of Directors that the board recommend to our shareholders that the shareholders ratify the retention of our independent auditors. In connection with its performance of these responsibilities, the Audit Committee regularly receives reports from and holds discussions with Company management, leaders from the Company’s internal audit department, leaders from the Company’s legal department, and the independent auditors. Many of those discussions are held in executive session with the Audit Committee.

Each member of the Audit Committee satisfies the independence requirements of the NYSE and SEC rules applicable to audit committee members, and each is financially literate. Our Board of Directors has designated each member of the Audit Committee as an “audit committee financial expert” as defined by SEC regulations.

Compensation Committee. The purpose of the Compensation Committee is to assist our Board of Directors in fulfilling its oversight responsibilities relating to: (i) executive and director compensation; (ii) equity compensation plans and other compensation and benefit plans; and (iii) other significant human resources matters.

The Compensation Committee has the authority to review and approve performance goals and objectives for the named executive officers in connection with the Company’s compensation programs, and to evaluate the performance of the named executive officers, in light of such performance goals and objectives and other matters, for compensation purposes. Based on such evaluation and other matters, the Compensation Committee determines the compensation of the named executive officers, including our President and Chief Executive Officer. The Compensation Committee also has the authority to approve grants of equity incentives and to consider from time to time, and recommend to our Board of Directors, changes to director compensation.

Each member of the Compensation Committee satisfies the independence requirements of the NYSE applicable to compensation committee members and is a non-employee director under Rule 16b-3 of the Securities Exchange Act of 1934, or the “Exchange Act.”

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in fulfilling its responsibilities relating to: (i) board and committee membership, organization, and function; (ii) director qualifications and performance; (iii) management succession; and (iv) corporate governance. The Nominating and Corporate Governance Committee from time to time identifies and recommends to our Board of Directors individuals to be nominated for election as directors and develops and recommends to our Board of Directors for adoption corporate governance principles applicable to the Company.

Each member of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE.

Communicating with the Board of Directors and Corporate Governance Documents

The Company’s security holders and other interested parties may communicate with our Board of Directors, the non-management or independent directors as a group, or individual directors by writing to them in care of the Corporate Secretary, Aaron’s, Inc., 400 Galleria Parkway, S.E., Suite 300, Atlanta, Georgia 30339. Correspondence will be forwarded as directed by the writer. The Company may first review, sort, and summarize such communications, and screen out solicitations for goods or services and similar inappropriate communications unrelated to the Company or its business. All concerns related to audit or accounting matters will be referred to the Audit Committee.

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the Company’s Code of Business Conduct and Ethics, its Code of Ethics for the Chief Executive Officer and the Senior Financial Officers and Employees and its Corporate Governance Guidelines can each be viewed by clicking the “Corporate Governance” tab on the Investor Relations area of the Company’s website at http://www.aarons.com. You may also obtain a copy of any of these documents without charge by writing to the Corporate Secretary, Aaron’s, Inc., 400 Galleria Parkway, S.E., Suite 300, Atlanta, Georgia 30339.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the SEC certain reports of beneficial ownership of the Company’s common stock. Based solely on a review of information furnished to us, the Company believes that its directors, officers and more than 10% shareholders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2019.

Codes of Conduct

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

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this section is to provide material information about the compensation objectives and policies for our named executive officers and to explain how the Compensation Committee of our Board of Directors made its compensation decisions for 2019. For 2019, our named executive officers, which we refer to as our “named executive officers” or “NEOs”, are listed below.

Named Executive Officer	2019 Position
John W. Robinson III	President and Chief Executive Officer
Steven A. Michaels	Chief Financial Officer and President of Strategic Operations
Ryan K. Woodley	Chief Executive Officer, Progressive Leasing
Douglas A. Lindsay	President, Aaron’s Business
Curtis L. Doman	Chief Innovation Officer, Progressive Leasing

Executive Summary

Our compensation programs are designed to attract, motivate, and retain key executives by offering market-competitive pay opportunities with an emphasis on incentive compensation to create a strong linkage between pay and performance. This linkage between pay and performance is demonstrated by the following pay and performance results for 2019:

2019 Company Performance Results	2019 Executive Pay Results
●Consolidated Revenues were $3,948 million, which was an increase of 3% from 2018

●Consolidated EBIT was $93 million, which was a decrease of 63% from 2018

●Consolidated Adjusted EBITDA[1] was $435 million, which was an increase of 13% from 2018

●Consolidated Return on Capital[2] of 11.9%, which was an increase of 50 bps from 2018

●All compliance goals, established in the first quarter of 2019, for the Company and each of its Aaron’s Business and Progressive segments were fully achieved

●Returned approximately $79 million to shareholders through stock repurchases and dividends

●Short-term incentive awards were earned at a level between 91% and 98% of Target

●Performance Share Units (PSUs) were earned at a level between 78% and 89% of Target

●RSAs and PSUs granted in 2019 decreased in value below their grant date value given the decline in the stock price as of the date of this Form 10-K/A.

1  Adjusted EBITDA is a measurement of our performance not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). For a reconciliation of Adjusted EBITDA to the closest GAAP measurement, refer to the reconciliation set forth in Appendix A.

2  We define Consolidated Return on Capital as net operating profit (which we define as operating profit adjusted for certain non-recurring items) after tax divided by the sum of average net debt (which we define as debt less cash and cash equivalents) and average total shareholders’ equity, with the final result being an average of quarterly calculations. For a reconciliation of Return on Capital to the closest GAAP measurement, refer to the reconciliation set forth in Appendix A.

We believe these performance and pay results are indicative of a strong linkage between pay and performance created by our executive compensation structure and incentive plan designs.

In addition to this linkage between pay and performance, we employ sound compensation and governance principles and policies, while avoiding problematic or disfavored practices, as noted below:

What We Do		What We Don’t Do
✓	Independent Compensation Committee assisted by an independent consultant	✕	No repricing or cash buyouts of stock options without shareholder approval

✓	We annually assess the Company's compensation policies to ensure that the features of our program do not encourage undue risk	✕	No excise or other tax gross-ups on change-in-control payments

✓	All executives are “at will” employees, with the elimination of employment agreements for all NEOs except for the CEO	✕	No hedging or pledging of Company stock

✓	Pay mix that emphasizes performance-based compensation over fixed compensation (approximately 89% performance-based for CEO and approximately 77% for all other NEOs)	✕	No excessive perquisites or other benefits

✓	Pay mix that emphasizes long-term, equity-based incentives over short-term cash incentives	✕	No single-trigger severance benefits upon a change-in-control

✓	Incentive plans that utilize multiple measures, including growth, profitability, and returns	✕	No payment of dividends on unearned or unvested shares

✓	Reasonable incentive plan targets and ranges, with capped incentive payouts	✕	No guaranteed bonus payments

✓	Double-trigger equity vesting acceleration upon a change of control (awards granted in 2015 and later)

✓	Meaningful stock ownership requirements

✓	Formal clawback policy to recoup performance-based compensation from our senior executives, including NEOs, under certain prescribed acts of misconduct

Say on Pay Vote. Last year, our shareholders cast an advisory vote on our executive compensation practices as described in our 2019 proxy statement, with the result that over 81% of the total votes cast approved the compensation of our NEOs. The Compensation Committee regularly evaluates and revises the executive compensation program as it considers necessary to better reflect our evolving business circumstances. During 2019, the Compensation Committee conducted an in-depth review of its executive compensation programs and beginning in 2020, has adopted several meaningful plan design changes intended to further strengthen the relationship between pay and performance. These changes eliminate overlapping incentive metrics in the short-and long-term incentive plans. A detailed description of these changes can be found at “Annual Cash Incentive Awards—Changes for 2020” and “Long-Term Equity Incentive Awards—Changes for 2020.”

Objectives of Executive Compensation

The primary objectives and priorities of our executive compensation program are to:

●	attract, motivate, and retain quality executive leadership;

●	align the incentive goals of our executive officers with the interests of our shareholders;

●	enhance the individual performance of each executive officer;

●	improve our overall performance; and

●	support achievement of our business plans and long-term goals.

To accomplish these objectives, the Compensation Committee considers a variety of factors when approving compensation programs, including (i) changes in our business strategy, (ii) performance expectations for the Company and, with respect to the compensation programs for certain NEOs, the performance expectations for Progressive or Aaron's Business, (iii) external market data, (iv) actual performance of the Company and, with respect to the compensation programs for certain NEOs, the actual performance of Progressive or Aaron's Business, (v) individual executive performance, and (vi) internal compensation equity with the NEOs. A more complete description of the annual process for establishing our executive compensation programs is described below and throughout this Compensation Discussion and Analysis.

Compensation Process Summary for 2019

Role of the Compensation Committee. The Compensation Committee is comprised solely of directors that our board has determined to be independent under applicable SEC and NYSE listing standards. Its role is to oversee (i) executive and outside director compensation, (ii) benefit plans and policies, including equity compensation plans and other forms of compensation, and (iii) other significant human resources matters.

More specifically, the Compensation Committee reviews and discusses proposed compensation for NEOs, evaluates their performance, and sets their compensation. In addition, the Compensation Committee approves all equity awards for NEOs and other executive officers.

Role of Management. The Compensation Committee considered the input and recommendations of Mr. Robinson with respect to our executive compensation programs and decisions that impact other NEOs. Mr. Michaels also provided input with respect to financial goals and recommendations and overall program design. Although management and other invitees at Compensation Committee meetings may participate in discussions and provide input, all votes and final decision-making on NEO compensation are solely the responsibility of the Compensation Committee, and those final deliberations and votes are conducted in executive sessions in which no executive officer participates.

Role of Independent Compensation Consultants. The Compensation Committee has the authority to retain independent consultants and other advisors. During 2019, the Compensation Committee retained the services of Exequity which reported directly to the Compensation Committee but worked with management at the direction of the Compensation Committee. The Compensation Committee assessed the independence of the advisors, including the potential for conflicts of interest as required by the SEC and NYSE listing standards, and concluded that Exequity was appropriately independent and free from potential conflicts of interest.

Although the specific services of the independent consultant vary from year to year, the following are the services generally provided by the independent consultant:

●	providing information on trends and related legislative, regulatory, and governance developments;

●	reviewing and recommending any changes to the benchmarking peer group for the consideration and approval of the Compensation Committee;

●	conducting competitive assessments of executive compensation levels and incentive program designs;

●	consulting on compensation for outside directors;

●	conducting a review of our compensation programs from a risk assessment perspective;

●	reviewing compensation tally sheets on our executive officers;

●	assisting with review and disclosures regarding the executive compensation programs; and

●	reviewing the Compensation Committee’s annual calendar and related governance matters.

Representatives from the advisory firm attended all of the Compensation Committee meetings pertaining to 2019 executive compensation decisions, and also participated in executive sessions as requested by the Compensation Committee.

Benchmarking

Role of Benchmark Data. We use compensation market data as a reference for understanding the competitive positioning of each element of our compensation program and of total compensation. The Compensation Committee generally requests these market studies from its independent consultant from time to time as the Compensation Committee deems appropriate. Market data informed compensation-related decisions for our NEOs in 2019. On a go forward basis, the Committee will review market data on an annual basis to better understand current labor market trends.

In referencing these market studies, the Compensation Committee does not manage total compensation for our NEOs within a prescribed competitive position or percentile of the compensation market. Rather, the Compensation Committee reviews compensation for each NEO relative to market data and considers other internal and external factors when exercising its business judgment as to compensation decisions. Other factors material to the Compensation Committee’s deliberations include (i) objective measurements of business performance, (ii) the accomplishment of compliance, strategic, and financial objectives, (iii) the development and retention of management talent, (iv) enhancement of shareholder value, and (v) other matters the Compensation Committee deems relevant to our short-term and long-term success.

Peer Groups. With respect to 2019 compensation decisions, the Compensation Committee referenced the market study that was conducted by the independent consultant for 2018. The peer group used in that study was proposed by the independent consultant and approved by the Compensation Committee, and included discrete peer groups for each of the major operating segments in addition to a corporate peer group. The peers were selected based on similarity in terms of size, complexity, and business focus at that time. The following are the specific peer companies that were used in that study:

Corporate Peers	Aaron's Business Unit Peers	Progressive Leasing Unit Peers
Big Lots, Inc.	Big Lots, Inc.	Credit Acceptance Corporation
Conn's, Inc.	Conn's, Inc.	Enova International, Inc.
Credit Acceptance Corporation	Dick's Sporting Goods, Inc.	ePlus inc.
Dick's Sporting Goods, Inc.	DSW Inc.	EZCORP, Inc.
ePlus inc.	FirstCash, Inc.	Fair Isaac Corporation
Green Dot Corporation	Herc Holdings Inc.	Green Dot Corporation
OneMain Holdings, Inc.	HSN, Inc.	LendingClub Corporation
Rent-A-Center, Inc.	Rent-A-Center, Inc.	OneMain Holdings, Inc.
Santander Consumer USA Holdings Inc.	Tractor Supply Company	Santander Consumer USA Holdings Inc.
Tractor Supply Company	Wayfair, Inc.	World Acceptance Corporation

Survey Data. If data from the proxy peer group is not available for all NEO positions, the Compensation Committee may also review broader survey benchmarking data from time to time, as necessary.

In 2019, at the request of the Compensation Committee, Exequity conducted a comprehensive review of potential peers taking into account revenue size, industry, and labor market. The Compensation Committee approved the peer group, which is comprised of the 25 companies listed below. The peer group was used for the 2019 benchmarking and to inform 2020 pay levels. The peer group is comprised of both retail and consumer finance companies that approximate Aaron’s, Inc. in terms of key size metrics. The composition of the group considers the major operating segments of Aaron’s, Inc. as represented by Aaron’s Business which operates in the retail space, and Progressive Leasing which operates in the consumer finance space. In addition to the peer group shown below, general industry pay survey data was also provided and considered to ensure a fulsome evaluation of the competitive pay landscape.

Company Name	Primary Industry
Ally Financial Inc.	Consumer Finance
Big Lots, Inc.	Multiline Retail
Burlington Stores, Inc.	Specialty Retail
Conn’s, Inc.	Specialty Retail
Credit Acceptance Corporation	Consumer Finance
CURO Group Holdings Corp.	Consumer Finance
Designer Brands Inc.	Specialty Retail
DICK’S Sporting Goods, Inc.	Specialty Retail
Discover Financial Services	Consumer Finance
Encore Capital Group, Inc.	Consumer Finance
Enova International, Inc.	Consumer Finance
FirstCash, Inc.	Consumer Finance
Foot Locker, Inc.	Specialty Retail
Green Dot Corporation	Consumer Finance
OneMain Holdings, Inc.	Consumer Finance
Rent-A-Center, Inc.	Specialty Retail
RH	Specialty Retail
Sally Beauty Holdings, Inc.	Specialty Retail
Santander Consumer USA Holdings Inc.	Consumer Finance
Sleep Number Corporation	Specialty Retail
SLM Corporation	Consumer Finance
Synchrony Financial	Consumer Finance
Tractor Supply Company	Specialty Retail
Wayfair Inc.	Internet and Direct Marketing Retail
Williams-Sonoma, Inc.	Specialty Retail

Components of the Executive Compensation Program

The three primary components of each NEO's total direct compensation for 2019 were as follows:

Component	Terms and Objectives
Base Salary
●Fixed amount of compensation for performing day-to-day job responsibilities intended to reflect the scope of an executive’s role.
●Reviewed annually for potential adjustment based on factors such as market levels, individual performance, and scope of responsibility.

Annual Cash Incentive Award
●Variable performance-based award opportunity based on achievements with respect to the Company’s or Progressive or Aaron's Business financial and operational performance goals (Adjusted EBITDA, Revenue, and Compliance).

Long-Term Equity Incentive Award
●To balance long-term performance and retention, 2019 equity awards were made in the form of 50% performance share units, 25% stock options, and 25% time-based restricted stock awards.
●Aligns executive interests with shareholders.

These components are designed to be competitive with employers with whom we compete for executive talent and to support our compensation program objectives. The Compensation Committee has not set a prescribed mix or allocation for each component, but rather focuses on total direct compensation when making compensation decisions for our executives. In making these decisions, the Compensation Committee also considers the following related factors: (i) performance against corporate and individual objectives for the fiscal year; (ii) performance of general management responsibilities; (iii) the value of any unique skills and capabilities; (iv) contributions as a member of the executive management team; and (v) competitive market considerations.

Total direct compensation for our executive officers emphasizes variable and performance-based compensation more so than for our other employees. This reflects our philosophy that performance-based compensation opportunities—linked to financial, operating, and stock price performance—should increase as overall responsibility increases.

The following graphs demonstrate this philosophy by showing the mix of target pay for 2019 for our CEO and for our other NEOs as a group:

Chief Executive Officer	Other Named Executive Officers

Base Salary

The Compensation Committee views base salary as fixed compensation intended to reflect the scope of an executive’s role. It reviews base salaries annually and adjusts them as necessary to ensure that salary levels remain appropriate and competitive. Salary increases are periodic rather than annual and are made after the Compensation Committee considers relevant factors, including:

●	breadth and scope of an executive’s role, including any significant change in duties;

●	competitive market pay levels;

●	internal comparisons to similar roles;

●	individual performance throughout the year; and

●	overall economic climate, Company performance and, with respect to certain NEOs, the performance of Progressive or Aaron's Business.

There were no changes to base salary made for the NEOs in 2019. The levels shown below were last adjusted in 2018:

Named Executive Officer	2019 Base Salary
John W. Robinson III	$800,000
Steven A. Michaels	$625,000
Ryan K. Woodley	$600,000
Douglas A. Lindsay	$600,000
Curtis L. Doman	$475,000

Annual Cash Incentive Awards

Annual cash incentive awards provide the opportunity to earn cash rewards for meeting Company, Progressive, or Aaron's Business financial and operational performance goals. Under the 2019 program, our NEOs had the potential to earn cash incentive awards based on performance against pre-determined performance goals, with amounts that vary based on the degree to which the related goals are achieved.

Target Awards. At the beginning of the year, the Compensation Committee approves the target award opportunity for each NEO. For 2019, these target award opportunities remained unchanged from 2018.

2019
Named Executive Officer	Target % of Salary
John W. Robinson III	125%
Steven A. Michaels	100%
Ryan K. Woodley	100%
Douglas A. Lindsay	100%
Curtis L. Doman	100%

Performance Measures and Weights. The following were the performance measures and weights in the 2019 annual cash incentive program for each NEO:

Aaron's, Inc. Robinson and Michaels	Progressive Leasing Woodley and Doman	Aaron's Business Lindsay
50% Adjusted EBITDA	50% Adjusted EBITDA	50% Adjusted EBITDA
30% Revenue	30% Revenue	30% Revenue
20% Compliance	20% Compliance	20% Compliance

In each case, the measures are specific to each entity, and calculated as follows:

●	Revenues are measured on a GAAP basis.

●	Adjusted EBITDA is based on GAAP earnings before interest expense, taxes, depreciation, and amortization, with overall Company, Aaron's Business and Progressive Adjusted EBITDA results (which, for purposes of determining Messrs. Woodley and Doman’s annual cash incentive award, is a combination of Progressive Leasing and DAMI. Adjusted EBITDA), subject to the non-GAAP adjustments described in the Company's Form 8-K filed with the SEC on February 20, 2020 and subject to further adjustments described below.

●	Performance results for each measure also exclude the effects of certain nonrecurring items of gains and expenses or losses. For 2019, this included adjustments, as applicable, to remove the insurance recovery for the 2017 Hurricanes Harvey and Irma from Adjusted EBITDA metrics of Aaron’s Business and the overall Company results, to remove certain legal and due diligence costs from the Adjusted EBITDA metric for the Aaron's Business and the overall Company results, to adjust Progressive Leasing's Adjusted EBITDA metric for certain regulatory legal expenses incurred by Progressive Leasing and to remove the effect of the change in allowance for loan losses for Vive. Refer to Appendix A for additional information regarding these adjustments and the reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure.

●	Compliance-related goals established in the first quarter of 2019 for the overall Company, Progressive Leasing and our Aaron’s Business focused on several areas, including information security and related compliance training, the development and implementation of various processes to further improve compliance monitoring, and improving compliance procedures related to our Progressive business.

Performance Goals and Results. The Compensation Committee established annual goals for each of the performance measures in the annual incentive program, including a Threshold, Target, and Maximum performance goal that corresponded to a Threshold, Target, and Maximum incentive payout level. For the financial measures (Adjusted EBITDA and revenue), the payout range was from 25% to 200% of Target and for Compliance the payout range was from 0% to 125% of Target (based on the number of compliance goals achieved).

The following tables summarize the performance goals, performance results, and related incentive payout levels as a percent of target for each NEO:

Aaron’s, Inc.: Robinson and Michaels
($ Million)		Plan Performance Range			Actual Performance and Payout
					Year Ending		Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	12/31/2019	% of Target	Calculation
Consolidated Revenue	30%	$3,851	$4,033 - $4,073	$4,256	$3,948	97.4%	79.5%
Consolidated Adj. EBITDA[2]	50%	$405	$438 - $443	$476	$435	98.9%	95.9%
Compliance[3]	20%		4 Projects	5 Projects	5 Projects	125.0%	125.0%
Payout		25%	100%	200%			96.8%

Progressive Leasing: Woodley and Doman
($ Million)		Plan Performance Range			Actual Performance and Payout
					Year Ending		Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	12/31/2019	% of Target	Calculation
Progressive Revenues[4]	30%	$2,044	$2,187 - $2,209	$2,341	$2,163	98.4%	90.4%
Progressive Adj. EBITDA[5]	50%	$248	$270 - $273	$293	$266	98.2%	90.9%
Compliance[3]	20%		4 Projects	5 Projects	5 Projects	125.0%	125.0%
Payout		25%	100%	200%			97.5%

Aaron’s Business: Lindsay
($ Million)		Plan Performance Range			Actual Performance and Payout
					Year Ending		Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	12/31/2019	% of Target	Calculation
Aaron’s Business Revenue	30%	$1,716	$1,846 - $1,865	$1,995	$1,784	96.2%	72.0%
Aaron’s Business Adj. EBITDA[6]	50%	$150	$168 - $170	$186	$165	97.5%	87.8%
Compliance[3]	20%		4 Projects	5 Projects	5 Projects	125.0%	125.0%
Payout		25%	100%	200%			90.5%

1 If actual performance falls anywhere within this dollar range then payout is at 100% of target.
2 Further adjusted to remove insurance recoveries for the 2017 Hurricanes Harvey and Irma at the Aaron’s Business, to remove certain legal and due diligence costs at the Aaron’s Business and to remove the effect of the change in allowance for loan losses at Vive.
3 Maximum payout on Compliance is 125%.
4 Consolidation of Progressive and Vive.

5 Consolidation of Progressive and Vive, further adjusted to remove the effect of the change in allowance for loan losses at Vive and to adjust for certain regulatory legal expenses at Progressive Leasing.
6 Further adjusted to remove insurance recoveries for the 2017 Hurricanes Harvey and Irma and to remove certain legal and due diligence costs.

Based on the above performance results and incentive calculations, the chart below shows the final annual cash incentive awards paid to our NEOs for 2019 performance as compared to what those payments would have been at the target level:

Named Executive Officer	Target Annual Incentive[1]	Award Earned under Annual Incentive Plan
John W. Robinson III	$1,000,000	$967,900
Steven A. Michaels	$625,000	$604,900
Ryan K. Woodley	$600,000	$585,300
Douglas A. Lindsay	$600,000	$542,800
Curtis L. Doman	$475,000	$463,300

1 Calculated on annual base salary paid for 2019.

Changes for 2020. As previously described, the Compensation Committee adopted changes to the 2020 annual cash incentive plan. These changes include eliminating the overlap with metrics in the performance share plan and a heightened focus on unit level profitability as measured through EBITDA. Beginning in 2020, officers with corporate responsibility including Messrs. Robinson and Michaels will be measured 80% on performance relative to corporate EBITDA goals and 20% relative to strategic objectives. Likewise, business unit leaders will be measured on EBITDA goals for the operating unit over which they have responsibility. Mr. Woodley and Mr. Doman will be measured on Progressive EBITDA goals, which will constitute 80% of their respective incentive opportunities and will have 20% of their respective annual incentive opportunities tied to strategic objectives. Mr. Lindsay will be measured on Aaron’s Business EBITDA goals, which will constitute 80% of his incentive opportunity and will have 20% of his incentive opportunity tied to strategic objectives.

Long-Term Equity Incentive Awards

Aaron’s long-term equity incentive awards are intended to:

●	reward the achievement of business objectives that the Compensation Committee believes will benefit our shareholders;

●	align the interests of our senior management with those of our shareholders; and

●	assist with retaining our senior management to ensure continuity of leadership.

Beyond these objectives, the Compensation Committee also considers market design practices, equity dilution, accounting expense, and other internal considerations when deciding on the structure and size of equity awards.

Award Type and Mix. Each year the Compensation Committee grants equity awards to our NEOs; however, the award type and mix may change from time to time. In order to balance performance and retention incentives, the 2019 equity awards were made in the form of performance share units, stock options, and time-based restricted stock awards.

The graphic below depicts our 2019 equity award mix for all executives:

Equity Award	Objective	Provisions
Performance Shares	■Focus participants on the fundamentals of growing our business and increasing the level of our earnings over the long term.	■Number of performance shares earned based on one-year Company performance.

	■One-year performance period ensures greater validity in our forecasts.	■Earned awards are subject to additional time-based vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.

Stock Options	■Aligns executives with shareholders, with the value of an award realized only if the stock price appreciates following the date of grant.	■Pro rata annual three-year vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.

Restricted Stock	■Addresses competitive concerns with a focus on retaining our key executives needed to realize our long-term performance objectives.	■Pro rata annual three-year vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.

Target Awards. Mr. Robinson’s target award is expressed as a dollar amount, with an annual grant date value that was established for 2015 at $5.2 million as per the employment agreement we entered into with him when he was promoted to serve as our Chief Executive Officer. Target awards for 2019 for our other NEOs are expressed as a percentage of base salary, and are unchanged from 2018 levels shown below:

Named Executive Officer	LTIP Target % of Salary
Steven A. Michaels	225%
Ryan K. Woodley	400%
Douglas A. Lindsay	225%
Curtis L. Doman	300%

These award target percentages were set by the Compensation Committee after reviewing the general award levels across our peer group and considering the responsibilities of each NEO.

Awards generally are converted to a target number of performance shares and time-based RSAs by dividing the allocable portion of the grant date award value by our closing stock price on the date of grant. To determine the number of options to grant, the allocable portion of the grant date award value was divided by the estimated fair value of an option, as determined for benchmarking purposes using the Black-Scholes valuation methodology.

The LTI target awards that were granted to our NEOs pursuant to the 2019 program structure are set forth in the table below:

2019 Equity Awards

LTI Target Value

	Stock Options		Restricted Stock		Performance		2019 LTI Value
Named Executive Officer	25%	+	25%	+	Shares 50%	=	Target
John W. Robinson III	$1,300,000		$1,300,000		$2,600,000		$5,200,000
Steven A. Michaels	$351,563		$351,563		$703,125		$1,406,250
Ryan K. Woodley	$600,000		$600,000		$1,200,000		$2,400,000
Douglas A. Lindsay	$337,500		$337,500		$675,000		$1,350,000
Curtis L. Doman	$356,250		$356,250		$712,500		$1,425,000

Shares Awarded (at target)

	Stock Options		Restricted Stock		Performance		2019 LTI Shares
Named Executive Officer	25%	+	25%	+	Shares 50%	=	at Target
John W. Robinson III	66,930		24,000		48,000		138,930
Steven A. Michaels	18,120		6,510		12,990		37,620
Ryan K. Woodley	30,900		11,100		22,170		64,170
Douglas A. Lindsay	17,400		6,240		12,480		36,120
Curtis L. Doman	18,360		6,600		13,170		38,130

Performance Shares Performance Measures and Weights. The following were the performance measures and weights for the performance shares granted in 2019:

Aaron’s, Inc.	Progressive Leasing	Aaron’s Business
Robinson and Michaels	Woodley and Doman	Lindsay
50% Adjusted Revenue	50% Adjusted Revenue	50% Revenue
25% Adjusted EBITDA	30% Adjusted EBITDA	30% Adjusted EBITDA
25% Return on Capital	20% Adjusted Revenue (Consolidated)	20% Adjusted Revenue (Consolidated)

The Compensation Committee selected these measures to focus participants on growing our business and on sustaining and improving the quality of our earnings.

In each case, the measures are specific to each entity, except where noted as “consolidated,” which is referring to Aaron’s, Inc., and are calculated as follows:

●	Revenue is based on consolidated Aaron’s, Inc., Progressive, or Aaron’s Business results for 2019, as described above in “Components of the Executive Compensation Program-Annual Cash Incentive Awards” for the Aaron’s Business. Consolidated Aaron’s, Inc. Adjusted Revenue and Progressive Adjusted Revenue include the consolidation with Vive and are reduced for the amount of provision expense at Vive;

●	Adjusted EBITDA is based on consolidated Aaron’s, Inc., Progressive, or Aaron’s Business results for 2019, calculated as described above in “Components of the Executive Compensation Program-Annual Cash Incentive Awards”; and

●	Return on capital was measured by dividing adjusted net operating profit (which we define as operating profit adjusted for certain non-recurring items as shown in Appendix A) after tax by the sum of average net debt (which we define as debt less cash and cash equivalents) and average total shareholders’ equity, with the final result being an average of quarterly calculations.

Refer to Appendix A for the reconciliation of these non-GAAP measures to the closest GAAP measurement.

Performance Goals and Results. The Compensation Committee established goals for each of the performance measures in the performance share program, including a Threshold, Target, and Maximum performance goal that corresponded to a Threshold, Target, and Maximum number of shares that could be earned. The number of shares that could be earned ranged from 25% to 200% of Target. Payouts for results between these levels are interpolated, with scales that vary by business segment. If the results are less than threshold, then no shares would be earned.

The following tables summarize the performance goals, performance results, and related earning levels as a percent of target for each NEO:

Aaron's, Inc.: Robinson and Michaels
($ Million)		Plan Performance Range			Actual Performance and Payout
						% of	Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	Actual	Target	Calculation
Consolidated Adjusted Revenue[2]	50%	$3,831	$4,012 - $4,053	$4,234	$3,926	97.4%	78.7%
Consolidated Adj. EBITDA[3]	25%	$405	$438 - $443	$476	$435	98.9%	95.9%
Consolidated ROC[4]	25%	9.9%	11.6% - 11.8%	14%	11.9%	101.6%	103.0%
Payout		25%	100%	200%			89.1%

Progressive: Woodley and Doman
($ Million)		Plan Performance Range			Actual Performance and Payout
						% of	Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	Actual	Target	Calculation
Progressive Adjusted Revenue[5]	50%	$2,025	$2,166 - $2,188	$2,318	$2,142	98.4%	89.9%
Progressive Adj. EBITDA[6]	30%	$248	$270 - $273	$293	$266	98.2%	90.9%
Consolidated Adjusted Revenue[2]	20%	$3,831	$4,012 - $4,053	$4,234	$3,926	97.4%	78.7%
Payout		25%	100%	200%			87.9%

Aaron's Business: Lindsay
($ Million)		Plan Performance Range			Actual Performance and Payout
						% of	Payout
Metric	Weight	Threshold	Target Zone[1]	Maximum	Actual	Target	Calculation
Aaron's Business Revenue	50%	$1,716	$1,846 - $1,865	$1,995	$1,784	96.2%	72.0%
Aaron's Business Adj. EBITDA[7]	30%	$150	$168 - $170	$186	$165	97.5%	87.8%
Consolidated Adjusted Revenue[2]	20%	$3,831	$4,012 - $4,053	$4,234	$3,926	97.4%	78.7%
Payout		25%	100%	200%			78.1%

1 If actual performance falls anywhere within this dollar range then payout is at 100% of target.

2 Further adjusted to remove the effect of provision expense at Vive.

3 Further adjusted to remove insurance recoveries for Hurricanes Harvey and Irma at the Aaron's Business, to remove certain due diligence costs at the Aaron's Business and to remove the effect of the change in allowance for loan losses at Vive.

4 Return on Capital: Adjusted Net Operating Profit after Tax divided by the Sum of Average Net Debt and Average Equity. Net debt is equal to total debt less cash and cash equivalents.

5 Consolidation of Progressive and Vive, further adjusted to remove the effect of provision expense at Vive.

6 Consolidation of Progressive and Vive, further adjusted to remove the effect of the change in allowance for loan losses at Vive and to adjust for certain legal expenses at Progressive Leasing.

7 Further adjusted to remove insurance recoveries for Hurricanes Harvey and Irma and to remove certain due diligence costs.

The performance shares earned by the NEOs based on 2019 performance will vest in three annual increments on March 7, 2020, 2021, and 2022.

Changes for 2020. As discussed above, the Compensation Committee made changes to the design of the 2020 performance share program. In order to eliminate overlap between the annual cash incentive plan and the performance share plan, the metrics for long-term incentive have been changed to focus largely on revenue creation. Line-of-sight profitability continues to be emphasized and measured via adjusted pre-tax income, and metrics for corporate participants will contain a balance sheet component to encourage a holistic and balanced approach to sustained growth and value creation. The weightings of the metrics will vary by operating segment as shown in the table below:

Aaron's, Inc.	Progressive Leasing	Aaron's Business
Robinson and Michaels	Woodley and Doman	Lindsay
60% Adjusted Revenue	70% Adjusted Revenue	70% Revenue
20% Adjusted Pre-tax Income	30% Adjusted Pre-tax Income	30% Adjusted Pre-tax Income
20% Return on Capital

Executive Compensation Policies

Stock Ownership Guidelines. The Compensation Committee has adopted stock ownership guidelines to further align the interests of senior executives with our shareholders. The table below summarizes the current guidelines that apply to our NEOs. As of December 31, 2019, all of our executive officers satisfied these guidelines.

Feature	Provision
Required levels	5x base salary: Chief Executive Officer

3x base salary:

■CFO and President, Strategic Operations; ■Chief Executive Officer, Progressive; and ■Chief Innovation Officer, Progressive

2x base salary: President, Aaron's Business

Shares counted toward guidelines	Stock owned outright

Shares held in retirement accounts

Unvested time-based RSUs and RSAs

Earned but unvested performance shares

“In the money” value of vested but unexercised stock options

Clawback Policy. The Compensation Committee has adopted a policy that provides that annual incentive and equity awards to our executive officers may be recouped if we restate our consolidated financial statements. Under this policy, covered employees including our NEOs may be required to repay to the Company the difference between the amount of incentives and awards received and the amount that would have been payable under the restated financial statements.

Securities Trading Policy. As part of our Insider Trading Policy, all of our officers and directors are prohibited from trading any interest or position relating to the future price of our securities. These prohibited transactions include trading in puts, calls, short sales, or hedging transactions, but do not generally prohibit other purchases and sales of our common stock made in compliance with the limitations contained in our Insider Trading Policy. Pledging of Company securities is prohibited under our Insider Trading Policy.

Tally Sheets. The Compensation Committee reviews tally sheets for select executives. These tally sheets provide a comprehensive view of target, actual, and contingent executive compensation payouts under a variety of termination and performance scenarios. The tally sheets allow the Compensation Committee to understand the cumulative effect of prior pay decisions and stock performance, as well as the retentive ability of existing LTIs, severance, and change-in-control arrangements. The tally sheets are intended to facilitate the Compensation Committee’s understanding of the nature and amounts of total compensation under our executive compensation program and to assist the Compensation Committee in its overall evaluation of our program.

Executive Benefits and Perquisites

Our executive compensation program also provides certain benefits and perquisites to our NEOs. The value of these benefits and perquisites represents a small portion of an NEO’s overall total compensation opportunity and does not materially influence the Compensation Committee’s decisions with respect to the salary and incentive elements of the compensation of our NEOs. The Compensation Committee periodically reviews the perquisites and other personal benefits that we provide to senior management to ensure they remain in the best interests of the Company and its shareholders.

Healthcare Benefits. Our NEOs receive a full range of standard benefits, including the medical, dental, vision, life and voluntary disability coverage available to our employees generally.

Retirement Plans. Our NEOs participate on the same basis as other employees in the 401(k) Retirement Savings Plan, which we refer to as the 401(k) Plan, for all full-time employees. Employees with at least one year of service who meet certain eligibility requirements are eligible for a Company match.

Our 401(k) Plan uses a safe harbor formula that allows employees to contribute up to 75% of their annual compensation with 100% matching by the Company on the first 3% of compensation and an additional 50% match on the next 2% of compensation. All matching by the Company is immediately vested under the new plan formula and any prior contributions will continue to vest under the preceding vesting schedule.

Under the Company’s Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan,” a select group of management or highly compensated employees are eligible to elect to defer up to 75% of their base salary and up to 75% of their annual bonus on a pre-tax basis. Should they so elect, the Company will make discretionary matching contributions under the same formula that applies for our 401(k) Plan, with the benefit not exceeding the 401(k) Plan statutory limit.

Perquisites. Our NEOs may use the Company’s aircraft from time to time for non-business use. Incremental operating costs associated with such personal use is paid by the Company. The amount of income attributed to each NEO for income tax purposes from personal aircraft use is determined by the Standard Industry Fare Level method, and the executives are responsible for paying the tax on this income. The aggregate incremental cost to the Company of such use by each NEO, if any, is included under the “All Other Compensation” column of “Executive Compensation-Summary Compensation Table.”

Employment Agreements and Other Post-Termination Protections

To attract and retain talented executives, we recognize the need to provide protection to our executives in the event of certain termination situations. The highly competitive nature of the relevant market for key leadership positions means we may be at a competitive disadvantage in trying to retain our current leaders, or hire executives from outside the Company, if we are not able to offer them the type of protections typically found in the market.

Accordingly, we have entered into an employment agreement with Mr. Robinson that details the duties and related compensation for his service as our Chief Executive Officer, as well as the benefits he would receive in the event his employment is terminated under various scenarios. The employment agreement, dating from the Progressive acquisition, with Mr. Woodley expired and the Company elected to replace it with a severance and change-in-control agreement. Each of Messrs. Michaels, Woodley and Lindsay are covered by severance and change-in-control agreements we entered into with them in February 2019 and Mr. Doman is covered by the severance plan, all of which are intended to provide certain benefits in the event employment is terminated other than for cause, disability or death, or in the event termination of employment occurs by the executive officer for good reason following a change of control, with respect to Mr. Doman, and at any time with respect to Messrs. Michaels, Woodley and Lindsay. Mr. John Robinson’s employment agreement, the severance and change-in-control agreements and the severance plan aid us in retaining key leaders who are critical to the ongoing stability of our business, foster objectivity across the participants should they be asked to evaluate proposals that may result in the loss of their employment, and provide important protections to us in terms of confidential information and competitive matters that could arise after their employment is terminated.

The specific details of Mr. John Robinson’s employment agreement and our severance plan are described later in the sections titled “Executive Compensation-Employment Agreements with Named Executive Officers” and “Executive Compensation-Potential Payments Upon Termination or Change in Control-Severance Plan.”

Policy on Compensation Tax Deductibility

Effective for tax years beginning after December 31, 2017, U.S. tax law changes expanded the definition of covered employees under Section 162(m) to include, among others, the Chief Financial Officer, and eliminate the performance-based compensation exception. The Tax Act of 2017 includes a transition or “grandfathering” rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017, and is not materially modified after that date. To the extent applicable to our existing contracts and awards, the Compensation Committee may avail itself of this transition rule. However, because of uncertainties as to the application and interpretation of this “grandfathering” rule, no assurances can be given at this time that our existing contracts and awards, even if in place on November 2, 2017, will meet the requirements of the “grandfathering” rule.

The Compensation Committee views the tax deductibility of executive compensation as one factor to be considered in the context of its overall compensation philosophy. The Committee expects in the future to authorize compensation in excess of $1,000,000 to named executive officers that will not be deductible under Section 162(m) when it believes doing so is in the best interests of the Company and its shareholders.

EXECUTIVE COMPENSATION

The following Summary Compensation Table summarizes the total compensation earned by, or awarded to, our named executive officers in 2019, 2018 and 2017, as applicable.

Summary Compensation Table

					Non-Equity
					Incentive Plan	All Other
		Salary	Stock	Option	Compensation(3)	Compensation(4)	Total
Name and Principal Position	Year	($)	Awards(1)($)	Awards(2)($)	($)	($)	($)
John W. Robinson III Chief Executive Officer	2019	800,000	3,900,960	1,311,159	967,900	1,171	6,981,190
	2018	784,615	3,900,368	1,444,438	1,016,300	6,317	7,152,038
	2017	700,000	3,900,874	1,258,389	1,156,100	3,846	7,019,209
Steven A. Michaels Chief Financial Officer & President of Strategic Operations	2019	625,000	1,056,510	354,971	604,900	26,031(5)(6)	2,667,412
	2018	613,462	1,054,843	391,006	635,700	34,784	2,729,795
	2017	550,000	826,000	266,247	789,900	19,452	2,451,599
Ryan K. Woodley Chief Executive Officer Progressive	2019	600,000	1,802,569	605,331	585,300	11,740(5)	3,604,940
	2018	574,616	1,802,024	666,893	602,900	11,540	3,657,973
	2017	435,000	1,305,455	421,173	603,200	11,340	2,776,168
Douglas A. Lindsay President, Aaron's Business	2019	600,000	1,014,250	340,866	542,800	12,010(5)	2,509,926
	2018	584,615	1,015,145	375,127	610,100	25,418	2,610,405
	2017	500,000	375,899	121,068	744,600	17,480	1,759,047
Curtis L. Doman Chief Innovation Officer Progressive	2019	475,000	1,071,139	359,672	463,300	12,010(5)	2,381,121
	2018	463,462	1,070,439	395,968	486,200	11,810	2,427,879
	2017	400,000	900,202	290,615	554,600	11,610	2,157,027

(1)	Represents the aggregate grant date fair value of awards of time-based RSUs, RSAs, and performance shares recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 13 to the Company’s consolidated financial statements in the Original Form 10-K for a discussion of the assumptions used in calculating these amounts. For the time-based RSUs and RSAs, the fair value is calculated using the closing stock price on the date of grant. For the performance shares, the fair value is also the closing stock price on the date of grant, multiplied by a number of shares that is based on the targeted attainment level, which represents the probable outcome of the performance condition on the date of grant. The amounts do not reflect the value actually realized or that may ultimately be realized by our named executive officers. Assuming the highest performance conditions for the performance share awards granted in 2019, the grant date fair value would be: Mr. Robinson $5,201,280; Mr. Michaels $1,407,596; Mr. Woodley $2,402,341; Mr. Doman $1,427,101; and Mr. Lindsay $1,352,333.

(2)	Represents the grant date fair value of awards of stock options recognized by the Company as required by the Financial Accounting Standards Board Codification Topic 718. The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates, and expected dividend yields. See Note 13 to the Company’s consolidated financial statements in the Original Form 10-K for a discussion of the assumptions used in calculating these amounts.

(3)	Reflects the value of the cash bonus earned under our annual cash incentive award program.

(4)	We provide a limited number of perquisites to our named executive officers and value those perquisites based on their aggregate incremental cost to the Company. We calculated the incremental cost of Company aircraft use based on the average variable operating costs to the Company. Variable operating costs include fuel costs, maintenance fees, positioning costs, catering costs, landing/ramp fees, and the amount, if any, of disallowed tax deductions associated with the personal use of Company aircraft. The total annual variable operating costs are divided by the annual number of flight hours flown by the aircraft to derive an average variable cost per flight hour. This average variable cost per flight hour is then multiplied by the flight hours flown for personal use to derive the incremental cost to the Company. This method excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries and benefits and hangar expenses. Aggregate incremental cost, if any, of travel by the executive’s family or other guests when accompanying the executive is also included.

(5)	Includes matching contributions in the amount of $11,200 made by the Company to Messrs. Michaels’, Woodley’s, Doman’s, or Lindsay’s account, as applicable, in the Company’s 401(k) plan.

(6)	Includes matching contributions in the amount of $11,200 made by the Company to Messrs. Michaels' account as part of the Nonqualified Deferred Compensation plan. These amounts are also included in the Nonqualified Deferred Compensation section below.

Grants of Plan-Based Awards in Fiscal Year 2019

Our Compensation Committee granted restricted stock, stock options and performance shares to our named executive officers during 2019. Set forth below is information regarding awards granted in 2019.

								All	All
		Potential Payouts Under Non-			Estimated Future			Other	Other		Grant
		Equity Incentive Plan Awards(1)			Payouts Under Equity Incentive Plan Awards(2)			Stock	Option		Date
								Awards:	Awards:		Fair
								Number	Number	Exercise	Value of
								of	of	or Base	Stock
								Shares	Securities	Price of	and
								of Stock or Units(3)	Under- lying Options(4)	Option Awards ($/Sh)	Option Awards(5) ($)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)
John W. Robinson III		250,000	1,000,000	1,850,000
	2/21/2019				12,000	48,000	96,000				2,600,640
	2/21/2019							24,000			1,300,320
	2/21/2019								66,930	54.18	1,311,159
Steven A. Michaels		156,250	625,000	1,156,250
	2/21/2019				3,248	12,990	25,980				703,798
	2/21/2019							6,510			352,712
	2/21/2019								18,120	54.18	354,971
Ryan K. Woodley		150,000	600,000	1,110,000
	2/21/2019				5,543	22,170	44,340				1,201,171
	2/21/2019							11,100			601,398
	2/21/2019								30,900	54.18	605,331
Douglas A. Lindsay		150,000	600,000	1,110,000
	2/21/2019				3,120	12,480	24,960				676,166
	2/21/2019							6,240			338,083
	2/21/2019								17,400	54.18	340,866
Curtis L. Doman		118,750	475,000	878,750
	2/21/2019				3,293	13,170	26,340				713,551
	2/21/2019							6,600			357,588
	2/21/2019								18,360	54.18	359,672

(1)	For the named executive officers, represents the amounts that could be earned under the annual cash incentive award program based on performance against pre-determined goals for revenue and Adjusted EBITDA, measured on a Company-wide basis or for Aaron's Business or Progressive, based on each executive’s organizational level. The amounts actually earned are included in the non-equity incentive plan compensation column of the Summary Compensation Table.

(2)	Represents the performance shares granted under our 2019 long-term equity incentive award program. Performance metrics for Messrs. Robinson and Michaels included consolidated Company revenues, consolidated Company Adjusted EBITDA and consolidated adjusted return on capital. Performance metrics for Messrs. Woodley and Doman included Progressive Adjusted EBITDA, Progressive revenues and consolidated Company total revenues. Performance metrics for Mr. Lindsay included consolidated Company revenues, revenues for the Aaron's Business and Adjusted EBITDA for the Aaron's Business. For all named executive officers who received awards, the threshold number of shares represents 25% of target, and the maximum number of shares represents 200% of target. Any awards earned vest in three approximately equal increments over a three-year period on March 7, 2020, 2021 and 2022. Based on our performance for the year, performance shares were earned under the 2019 program at 89.1% of target for Messrs. Robinson and Michaels, at 87.9% of target for Messrs. Woodley and Doman, and at 78.1% of target for Mr. Lindsay.

(3)	Includes the time-based RSAs granted to each of our named executive officers under our 2019 long-term equity incentive award program, that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2020, 2021 and 2022.

(4)	Includes stock options granted under our 2019 long-term equity incentive award program that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2020, 2021 and 2022.

(5)	Represents the aggregate grant date fair value of awards recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 13 to the Company’s consolidated financial statements in the Original Form 10-K for a discussion of the assumptions used in calculating these amounts.

Employment Agreements with Named Executive Officers

Employment Agreement with Mr. Robinson. In connection with his appointment as Chief Executive Officer, effective November 10, 2014, we entered into a new employment agreement with Mr. Robinson that superseded our prior agreement with him that was entered into when we acquired the Progressive segment.

Mr. Robinson’s compensation as Chief Executive Officer was established by the Compensation Committee after considering the following: his compensation as Chief Executive Officer of Progressive, the significant increase in his responsibilities as a result of his appointment as Chief Executive Officer of the Company, market compensation levels generally for chief executive officers across the Company’s historical retail-oriented peer group, and the need to provide compensation opportunities to Mr. Robinson commensurate with his experience in and knowledge of the industry.

Mr. Robinson’s current agreement contains a rolling, three-year term although the Company may, upon proper notice, cease the automatic extension. The agreement provides for an initial annual base salary of $700,000, which was increased to $800,000 in 2019, for Mr. Robinson, a target annual cash incentive award of 100% of base salary, and for 2015 an annual target long-term incentive award with a value of $5,200,000. The agreement also provided for an initial equity grant of 5,000 time-based RSUs that vest on the first anniversary of the grant date.

Pursuant to this agreement, Mr. Robinson is entitled to participate in any of the Company’s present and future stock or cash bonus plans that are generally available to the Company’s executive officers. Mr. Robinson is also entitled to paid vacation, life insurance, health insurance, fringe benefits and such other employee benefits generally made available by the Company to its executive officers. Specific benefits will be provided in the event Mr. Robinson’s employment is terminated without cause by the Company or by him for good reason which are discussed in greater detail in “—Potential Payments Upon Termination or Change in Control.” Mr. Robinson’s employment agreement also contains customary confidentiality, non-competition, non-solicitation and release provisions in favor of the Company.

Employment Arrangement with Mr. Woodley. In connection with our acquisition of Progressive in 2014, we entered into an employment agreement with Mr. Woodley to serve as the Chief Operating Officer / Chief Financial Officer of Progressive at an initial annual base salary of $350,000 and a four-year term. Under the terms of his employment agreement, Mr. Woodley was eligible to participate in the Company’s annual cash and long-term incentive programs. Mr. Woodley would have received benefits under his agreement in the event of death or disability. Mr. Woodley also agreed to customary confidentiality, non-competition, non-solicitation and release provisions in favor of the Company. The Company subsequently appointed Mr. Woodley as Chief Executive Officer of Progressive in January 2015. The Company did not enter into an amended or new employment agreement with Mr. Woodley upon his appointment as CEO of Progressive. Mr. Woodley's employment agreement expired in April 2018 and no new employment agreement is in place.

Employment Arrangement with Mr. Doman. In connection with our acquisition of Progressive in 2014, we entered into an employment agreement with Mr. Doman to serve as the Chief Technology Officer of Progressive at an initial annual base salary of $350,000 and a four-year term. Under the terms of his employment agreement, Mr. Doman was eligible to participate in the Company’s annual cash and long-term incentive programs. Mr. Doman would have received benefits under his agreement in the event of death or disability. Under his employment agreement, Mr. Doman also agreed to customary confidentiality, non-competition, non-solicitation and release provisions in favor of the Company. Mr. Doman's employment agreement expired in April 2018 and no new employment agreement is in place.

Aaron’s, Inc. Amended and Restated 2015 Equity and Incentive Plan

General. The purpose of the Aaron’s, Inc. Amended and Restated 2015 Equity and Incentive Plan, which was approved by our shareholders at an annual meeting on May 8, 2019, is to promote the long-term growth and profitability of Aaron’s and our subsidiaries by providing employees, directors, consultants, advisors and other persons who work for us and our subsidiaries with incentives to maximize shareholder value and otherwise contribute to our continued success. In addition, we believe the A&R 2015 Plan is a critical component to help us attract, retain and reward the best talent and align their interests with our shareholders. The A&R 2015 Plan amended our previous 2015 Equity and Incentive Plan to among other things:

●	Increase the remaining number of shares of common stock available for issuance by 3,000,000 shares; and

●	Revise the 2015 Equity and Incentive Plan in light of amendments to Internal Revenue Code Section 162(m) in the Tax Act to remove references to and provisions implemented in order to comply with Internal Revenue Code Section 162(m), including the individual limits on the number of awards that may be granted in any one fiscal year to any participant (other than the limitation on the number of options and SARs (as defined below) that can be granted in any one fiscal year).

Administration of the A&R 2015 Plan. The Board of Directors may appoint the Compensation Committee or such other committee consisting of two or more members (in each case, the “Committee”) to administer the A&R 2015 Plan, and the Board of Directors has currently designated the Compensation Committee to serve this function. The Committee has the right to select the persons who receive awards under the A&R 2015 Plan, to set the terms and conditions of such awards (including the term, exercise price, vesting conditions, and the consequences of termination of employment), and to interpret and administer the A&R 2015 Plan. Subject to the express provisions of the A&R 2015 Plan, the Committee is authorized and empowered to do all things that the Committee in its discretion determines to be necessary or appropriate in connection with the administration and operation of the A&R 2015 Plan.

Types of Awards. The A&R 2015 Plan provides for the grant of non-qualified stock options (“NQSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock, RSUs, performance shares, performance units, annual incentive awards and other stock-based awards to eligible participants. ISOs may only be granted to employees of the Company or its subsidiaries.

Shares Available for Issuance. The aggregate number of shares that will be available for issuance pursuant to awards granted under the A&R 2015 Plan is 8,566,816 shares (the “Share Pool”), subject to adjustment as described in the A&R 2015 Plan, of which 2,872,419 shares remain available for issuance as of April 20, 2020. The shares issued by the Company under the A&R 2015 Plan will be authorized but unissued shares or shares currently held (or subsequently acquired) as treasury shares, including shares purchased on the open market or in private transactions.

If shares awarded under the A&R 2015 Plan are not issued, or are reacquired by the Company, as a result of a forfeiture of restricted stock or an RSU, or the termination, expiration or cancellation of an NQSO, ISO, SAR, performance share or performance unit, or the settlement of an award in cash in lieu of shares, that number of shares will be added back to the Share Pool. If the exercise price of an option, or the purchase price and/or tax withholding obligation under any award is satisfied by the Company retaining shares or by the participant tendering shares (either by actual delivery or attestation), the number of shares so retained or tendered shall be deemed delivered for purposes of determining the Share Pool and shall not be available for further awards under the A&R 2015 Plan. To the extent a SAR is settled in shares of common stock, the gross number of shares subject to such SAR shall be deemed delivered for purposes of determining the Share Pool and shall not be available for further awards under the A&R 2015 Plan. Shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options shall not be added back to the Share Pool.

Amendment and Termination. The Board of Directors or the Committee may amend or terminate the A&R 2015 Plan in whole or in part at any time, but the amendment or termination cannot adversely affect any rights or obligations with respect to an award previously granted without the affected participant's written consent. The Company must obtain the approval of the shareholders before amending the A&R 2015 Plan to the extent required by Section 422 of the Code or the rules of the NYSE or other applicable law.

The Committee may amend an outstanding award agreement in a manner not inconsistent with the terms of the A&R 2015 Plan, but the amendment will not be effective without the participant's written consent if the amendment is materially adverse to the participant. The Committee cannot amend outstanding awards, without shareholder approval, to reduce the exercise price of outstanding awards, or cancel outstanding options or SARs in exchange for cash, another award or stock option or SAR with an option exercise price or SAR price that is less than the option exercise price or SAR price of the original stock option or SAR.

Amended and Restated 2001 Stock Option and Incentive Award Plan

The Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan, as amended, or the “2001 Incentive Plan,” was terminated and replaced by the 2015 Equity and Incentive Plan which was subsequently amended by the A&R 2015 Plan. The 2001 Incentive Plan is no longer open to participation by any of our employees, officers or directors, and no further awards may be granted under the 2001 Incentive Plan. While the plan remained in effect, the Compensation Committee administered the 2001 Incentive Plan and had the exclusive right to set the terms and conditions of grants and awards, including the term, exercise price, vesting conditions (including vesting based on the Company’s performance or upon share price performance), and consequences of termination of employment. The Compensation Committee also selected the persons who receive such grants and awards and interpreted and administered the 2001 Incentive Plan. The last awards granted under the 2001 Incentive Plan vested in 2018, and the last stock options granted under that plan will expire in 2025.

Aaron’s, Inc. Employee Stock Purchase Plan

General. The purpose of the Aaron’s, Inc. Employee Stock Purchase Plan, which we refer to as the “ESPP”, which was approved by our shareholders at an annual meeting on May 9, 2018, is to encourage ownership of our common stock by eligible employees of Aaron’s and certain Aaron’s subsidiaries which have been designated as eligible to participate in the ESPP. Specifically, the ESPP provides eligible employees of Aaron’s and certain Aaron’s subsidiaries an opportunity to use payroll deductions to purchase shares of our common stock on periodic purchase dates at a discount. The Compensation Committee believes that the ESPP is a valued benefit for our eligible employee base. We believe that allowing employees to purchase shares of our common stock through the ESPP motivates high levels of performance and provides an effective means of encouraging employee commitment to our success and recruiting new employees. We expect that employee participation in the ownership of the business through the ESPP will be to the mutual benefit of both our employees and Aaron’s. Our Board of Directors or the Compensation Committee may amend, suspend or terminate the ESPP at any time. However, no amendment may increase the number of shares of common stock available under the ESPP, change the employees eligible to participate, or cause the ESPP to cease to be an “employee stock purchase plan” within the meaning of Section 423 of the Code, without obtaining shareholder approval within 12 months before or after such amendment.

Administration. The ESPP is administered by the Compensation Committee, although the Compensation Committee may, where permitted by the terms of the ESPP and applicable law, delegate administrative tasks under the ESPP to the services of an agent and/or Aaron’s employees to assist with the administration of the ESPP. Subject to the provisions of the ESPP and applicable law, the Compensation Committee or its delegate will have full and exclusive authority to interpret the terms of the ESPP and determine eligibility to participate in the ESPP. In all cases, the ESPP is required to be administered in such a manner so as to comply with applicable requirements of Section 423 of the Code. All determinations of the Compensation Committee are final and binding on all persons having an interest in the ESPP.

Offering Period, Purchase of Shares. Under the ESPP, participants have the ability to purchase shares of our common stock at a discount during a series of successive offering periods, which will commence and end on such dates as determined by the Compensation Committee or its delegate. Unless otherwise determined by the Compensation Committee or its delegate, each offering period will be six months in length. However, in no event may an offering period be longer than 27 months in length.

Shares Available for Issuance. The maximum number of shares of our common stock authorized for sale under the ESPP is 200,000. The shares made available for sale under the ESPP may be authorized but unissued shares, treasury shares, reacquired shares reserved for issuance under the ESPP, or shares acquired on the open market. As of December 31, 2019, the aggregate number of shares of common stock that may be issued under the ESPP was 128,134.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information on outstanding stock option and stock awards held by the named executive officers, including both unexercised and unvested awards, as of December 31, 2019. The market value of the stock awards is based upon the closing market price for the Company’s common stock as of December 31, 2019, which was $57.11.

											Equity Incentive
										Equity Incentive	Plan Awards:
									Market Value	Plan Awards:	Market or
	Number of		Number of						of Shares	Number of	Payout Value of
	Securities		Securities				Number of		or Units	Unearned Shares,	Unearned Shares, Units or
	Underlying		Underlying		Option		Shares of		of Stock	Units or	Other Rights
	Unexercised		Unexercised		Exercise	Option	Stock That		That Have	Other Rights	That Have Not
	Options		Options		Price	Expiration	Have Not		Not Vested	That Have Not	Vested
Name of Executive	Exercisable		Unexercisable		($)	Date	Vested		($)(1)	Vested	($)(1)
John W. Robinson III
	160,919		—		27.80	12/5/2024
	182,250		—		22.64	2/26/2026
	98,120	(2)	49,060	(2)	27.18	2/24/2027
	29,110	(3)	58,220	(3)	47.26	3/2/2028
			66,930	(4)	54.18	2/21/2029
							15,950	(5)	910,905	44,774	2,557,043
							18,340	(6)	1,047,397	36,314	2,073,893
							24,000	(7)	1,370,640	48,000 (8)	2,741,280
Steven A. Michaels
	4,735		—		29.77	2/18/2024
	7,597		—		29.25	4/15/2024
	25,200		—		28.04	3/10/2025
	38,550		—		22.64	2/26/2026
	20,760	(2)	10,380	(2)	27.18	2/24/2027
	7,880	(3)	15,760	(3)	47.26	3/2/2028
			18,120	(4)	54.18	2/21/2029
							3,380	(5)	193,032	9,477	541,231
							4,960	(6)	283,266	9,820	560,820
							6,510	(7)	371,786	12,990 (8)	741,859
Ryan K. Woodley
	42,600		—		32.20	2/6/2025
	61,050		—		22.64	2/26/2026
	32,840	(2)	16,420	(2)	27.18	2/24/2027
	13,440	(3)	26,880	(3)	47.26	3/2/2028
			30,900	(4)	54.18	2/21/2029
							5,340	(5)	304,967	17,691	1,010,333
							8,480	(6)	484,293	16,924	966,530
							11,100	(7)	633,921	22,170 (8)	1,266,129
Douglas A. Lindsay
	18,390		—		22.65	2/1/2026
	9,440	(2)	4,720	(2)	27.18	2/24/2027
	7,560	(3)	15,120	(3)	47.26	3/2/2028
			17,400	(4)	54.18	2/21/2029
							1,540	(5)	87,949	4,516	257,909
							4,780	(6)	272,986	9,636	550,312
							6,240	(7)	356,366	12,480 (8)	712,733
Curtis L. Doman
	30,000		—		32.20	2/6/2025
	42,000		—		22.64	2/26/2026
	22,660	(2)	11,330	(2)	27.18	2/24/2027
	7,980	(3)	15,960	(3)	47.26	3/2/2028
			18,360	(4)	54.18	2/21/2029
							3,680	(5)	210,165	12,203	696,913
							5,040	(6)	287,834	10,050	573,956
							6,600	(7)	376,926	13,170 (8)	752,139

(1)	Reflects award value based on a share price of $57.11, the closing price of our common stock on December 31, 2019.

(2)	These options vest in three equal increments on each of March 15, 2018, 2019 and 2020.

(3)	These options vest in three equal increments on each of March 7, 2019, 2020 and 2021.

(4)	These options vest in three equal increments on each of March 7, 2020, 2021 and 2022.

(5)	These RSAs vested on March 15, 2020.

(6)	One half of these RSAs vested on March 7, 2020 and the remaining one-half are expected to vest on March 7, 2021.

(7)	These RSAs vest in three equal increments on each of March 7, 2020, 2021 and 2022.

(8)	Amounts shown reflect performance shares subject to meeting specific performance goals and service periods, which, based on Company performance, are reflected at the target award level. Performance shares earned vest in three equal increments on each of March 7, 2020, 2021 and 2022.

Options Exercised and Stock Vested in Fiscal Year 2019

The following table provides information for the named executive officers on (i) stock option exercises during 2019, including the number of shares acquired upon exercise and the value realized and (ii) the number of shares acquired upon the vesting of stock awards, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized
	Acquired on Exercise	Exercise(1)	Acquired on Vesting	on Vesting(2)
Name	(#)	($)	(#)	($)
John W. Robinson III	—	—	144,735	7,535,298
Steven A. Michaels	11,250	350,205	32,235	1,680,954
Ryan K. Woodley	—	—	58,696	3,059,242
Douglas A. Lindsay	—	—	36,614	1,871,747
Curtis L. Doman	—	—	39,280	2,045,291

(1)	Reflects the value of options exercised based on the difference between the closing price of our common stock on the day of exercise and the applicable exercise price.

(2)	Reflects the value of shares that vested based on the closing price of our common stock on the applicable vesting date.

Pension Benefits

We do not provide defined benefit pension plans for our named executive officers.

Nonqualified Deferred Compensation as of December 31, 2019

Effective July 1, 2009, the Company implemented the Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan open to a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base salary and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash director fees. In addition, the Company elected to make restoration matching contributions on behalf of eligible employees to compensate for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified 401(k) plan.

Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $11.2 million and $10.4 million as of December 31, 2019 and 2018, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt “mirror” funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with Company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the Company-owned life insurance, was $14.4 million and $13.5 million as of December 31, 2019 and 2018, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. The Company recorded gains related primarily to changes in the cash surrender value of the Company-owned life insurance plans of $2.1 million and $1.5 million during the years ended December 31, 2019 and 2017, respectively, and recorded losses of $1.2 million during the year ended December 31, 2018, which were recorded within other non-operating income (expense), net in the consolidated statements of earnings.

Benefits of $3.0 million, $2.7 million and $2.3 million were paid during the years ended December 31, 2019, 2018 and 2017, respectively. Effective January 1, 2018 the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,000 for an individual employee and is subject to a three-year cliff vesting schedule. Deferred compensation expense charged to operations for the Company’s matching contributions was $0.4 million during the year ended December 31, 2019 and was not significant during the year ended December 31, 2018.

The following table provides information on accounts of and compensation deferred by our named executive officers pursuant to the Deferred Compensation Plan.

	Named Executive		Aggregate
	Officer	Company	Earnings (Loss)	Aggregate	Aggregate
	Contributions	Contributions	in Last	Withdrawals /	Balance at
Name of Executive	in 2019	in 2019(2)	Fiscal Year	Distributions	December 31, 2019
John W. Robinson III(1)	$—	$—	$—	$—	$—
Steven A. Michaels	44,285	11,200	156,879	—	747,339
Ryan K. Woodley(1)	—	—	—	—	—
Douglas A. Lindsay(2)	30,505	—	13,100	—	81,366
Curtis L. Doman(1)	—	—	—	—	—

(1)	Messrs. Robinson, Woodley, and Doman do not participate in the Deferred Compensation Plan.

(2)

Messr. Lindsay was a participant in the Deferred Compensation Plan in prior periods but did not participate in 2019. Mr. Lindsay had contributions from 2018 bonus earnings paid into the plan during the first quarter of 2019.

(3)	Company discretionary match is calculated and allocated in Q1 of 2020 based on contributions made in 2019. Also included in the Other Compensation column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

Severance Plan. The Compensation Committee has adopted an Executive Severance Pay Plan, which we refer to as the “Severance Plan,” intended to provide senior managers certain benefits in the event their employment is terminated by us without cause or after a change in control. Mr. Doman is eligible for benefits under this plan which was adopted to assist us in hiring executives, in retaining key leaders who are critical to the ongoing stability of our business, and to foster objectivity across the participants should they be asked to evaluate proposals that may result in the loss of their employment. The Severance Plan also provides important protections to us in terms of confidential information and competitive matters that could arise after their employment is terminated.

In February 2019, we entered into severance and change-in-control agreements with each of Messrs. Michaels, Woodley and Lindsay. Each of those agreements will continue for a term of three years, automatically renewing for one-year periods after the initial term unless either party gives notice not to extend the term. Under each of these agreements, if the executive's employment is terminated by the Company during the two-year period from the commencement of a change in control (as defined in the agreement) other than for cause (as defined in the agreement), disability or death, or if employment is terminated by the executive for good reason (as defined in the agreement), the executive shall receive (i) severance payments in a lump sum amount equal to two times the sum of (x) the executive's annual salary plus (y) the executive's target bonus; (ii) a lump sum cash bonus payment based on the average annual bonus earned by the executive over the two years prior to the year in which the termination occurs, pro-rated based on the number of days in the year in which termination occurs that lapse prior to termination; (iii) a lump sum cash payment equal to the executive's accrued, unused vacation time; and (iv) a lump sum payment in an amount equal to two years' worth of the executive's monthly COBRA premiums for continued coverage under the Company's group health insurance plan, in each case, payable on the sixtieth day following termination. In the event of termination by the Company other than for cause, disability or death, or termination by the executive for good reason, in the absence of a change in control, or more than two years following a change in control, the executive would be entitled to (i) continued salary for twenty-four months following termination plus bonus payments in an amount equal to one-twelfth of the executive's target bonus in each of the twenty-four months following termination, payable no less frequently than on a monthly basis beginning on the sixtieth day following termination; and (ii) a lump sum cash payment in an amount equal to the executive's accrued, unused vacation time, payable on the sixtieth day following termination.

John W. Robinson III. The employment agreement with Mr. Robinson specifies the payments to be provided if Mr. Robinson’s employment is terminated under various scenarios described in the agreement, including death, disability, termination with or without cause, and termination by him with or without good reason.

Other than during the two years following a change in control, if Mr. Robinson is (i) involuntarily terminated by the Company without cause (and other than due to death or disability) or (ii) he voluntarily terminates his employment for good reason, Mr. Robinson would be entitled to receive (v) continued payment of salary for a period of twenty-four months and additional cash payments during each of the twenty-four months equal to one-twelfth of his target annual incentive for the year in which his termination occurs, (w) cash in an amount equal to the pro rata portion (based on the number of days in the year occurring prior to his termination) of the average of his bonuses earned during each of the two calendar years immediately preceding the year in which his termination occurs, or, if termination occurs prior to two full years of employment, the average of the earned bonus for any completed year and his target bonus for the year of termination, (x) cash in an amount after taxes equal to twenty-four multiplied by the difference between the monthly cost of participating in the Company’s medical programs under COBRA and the monthly premium that an active employee would pay for the same coverage, as of the date of termination, (y) vesting of all outstanding equity awards that have been granted to him to the extent provided under the terms of such awards and (z) payment for all accrued paid time off through his date of termination.

During the two years following any change in control, if Mr. Robinson is (i) involuntarily terminated by the Company without cause (and other than due to death or disability) or (ii) voluntarily terminates his employment for good reason, Mr. Robinson would be entitled to receive (v) cash in an amount equal to two times his base salary plus two times his target annual incentive for the year in which his termination occurs, (w) cash in an amount equal to the pro rata portion (based on the number of days in the year occurring prior to his termination) of the average of his bonuses earned during each of the two calendar years immediately preceding the year in which his termination occurs, or, if termination occurs prior to two full years of employment, the average of the earned bonus for any completed year and his target bonus for the year of termination, (x) cash in an amount after taxes equal to twenty-four times the applicable COBRA premium to participate in the Company’s medical programs, as of the date of termination, (y) full vesting of all outstanding equity awards that have been granted to him and (z) payment for all accrued paid time off through his date of termination.

If Mr. Robinson voluntarily terminates his employment (other than for good reason or due to death or disability) or is involuntarily terminated by the Company for cause, Mr. Robinson would be entitled only to accrued but unpaid salary and earned bonus through the last day of his employment.

In the event of Mr. Robinson’s termination due to death or disability, Mr. Robinson (or his estate or beneficiary, as the case may be) would be entitled to receive any amounts accrued through his termination, including base salary and earned bonus. In addition, he would also be entitled to receive a pro rata bonus for the fiscal year in which the termination occurs equal to the bonus that would be payable under any annual bonus plan based on the Company’s performance at the end of the last completed fiscal quarter, prorated based on the number of days he worked in such year.

If any payments to be made or benefits to be provided under our employment agreement with Mr. Robinson would result in a “parachute payment” as defined in Section 280G of the Internal Revenue Code, then such payments or benefits will be reduced to the minimum extent necessary so that no such payment or benefit, as so reduced, would constitute a parachute payment, unless the net after-tax amount Mr. Robinson would receive without this reduction exceeds by at least 10% the net after-tax amount he would receive with this reduction.

Assuming Mr. Robinson’s employment terminated or there was a change in control on December 31, 2019, such payments and benefits have an estimated value of:

John W. Robinson III

		Equity
Termination Event	Cash Severance	Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$967,900	$967,900
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$12,656,744	$967,900	$13,624,644
Termination due to Disability	$—	$12,656,744	$967,900	$13,624,644
Termination by Company without Cause	$3,640,039	$—	$1,086,200	$4,726,239
Termination by Executive for Good Reason	$3,640,039	$—	$1,086,200	$4,726,239
Termination by Company without Cause (following CIC)	$3,660,116	$12,640,296	$1,086,200	$17,386,612
Termination by Executive for Good Reason (following CIC)	$3,660,116	$12,939,096	$1,086,200	$17,685,412
Change in Control (CIC)	$—	$—	$—	$—

Steven A. Michaels, Ryan K. Woodley, Douglas A. Lindsay and Curtis L. Doman. Each of Messrs. Michaels, Woodley and Lindsay would receive awards under our severance and change-in-control agreements upon termination of employment during the two-year period from the commencement of a change in control, other than for cause, death or disability or if employment is terminated for good reason. Mr. Doman would receive awards under our Severance Plan upon termination of employment without cause or following a change in control. Under the terms of our Executive Severance Pay Plan that applied to Mr. Doman in 2019, non-equity awards would also be granted in certain instances upon termination of employment or in the event of a change in control. Under the 2015 A&R Plan, vesting is accelerated with respect to outstanding equity awards in certain instances but only upon termination of employment.

Assuming Mr. Michaels’ employment terminated or there was a change in control on December 31, 2019, such payments and benefits have an estimated value of:

Steven A. Michaels

		Equity
Termination Event	Cash Severance	Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$3,134,582	$604,900	$3,739,482
Termination due to Disability	$—	$3,134,582	$604,900	$3,739,482
Termination by Company without Cause	$2,520,744	$—	$—	$2,520,744
Termination by Executive for Good Reason	$2,500,000	$—	$—	$2,500,000
Termination by Company without Cause (following CIC)	$2,541,489	$3,130,127	$712,800	$6,384,416
Termination by Executive for Good Reason (following CIC)	$2,541,489	$3,130,127	$712,800	$6,384,416
Change in Control (CIC)	$—	$—	$—	$—

Assuming Mr. Woodley’s employment terminated or there was a change in control on December 31, 2019, such payments and benefits have an estimated value of:

Ryan K. Woodley

		Equity
Termination Event	Cash Severance	Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$5,311,616	$585,300	$5,896,916
Termination due to Disability	$—	$5,311,616	$585,300	$5,896,916
Termination by Company without Cause	$2,425,392	$—	$—	$2,425,392
Termination by Executive for Good Reason	$2,400,000	$—	$—	$2,400,000
Termination by Company without Cause (following CIC)	$2,450,785	$5,359,759	$603,050	$8,413,594
Termination by Executive for Good Reason (following CIC)	$2,450,785	$5,359,759	$603,050	$8,413,594
Change in Control (CIC)	$—	$—	$—	$—

Assuming Mr. Lindsay’s employment terminated or there was a change in control on December 31, 2019, such payments and benefits have an estimated value of:

Douglas A. Lindsay

		Equity
Termination Event	Cash Severance	Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$2,431,239	$542,800	$2,974,039
Termination due to Disability	$—	$2,431,239	$542,800	$2,974,039
Termination by Company without Cause	$2,420,837	$—	$—	$2,420,837
Termination by Executive for Good Reason	$2,400,000	$—	$—	$2,400,000
Termination by Company without Cause (following CIC)	$2,441,673	$2,465,031	$677,350	$5,584,054
Termination by Executive for Good Reason (following CIC)	$2,441,673	$2,465,031	$677,350	$5,584,054
Change in Control (CIC)	$—	$—	$—	$—

Assuming Mr. Doman’s employment terminated or there was a change in control on December 31, 2019, such payments and benefits have an estimated value of:

Curtis H. Doman

		Equity
Termination Event	Cash Severance	Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$3,328,452	$—	$3,328,452
Termination due to Disability	$—	$3,328,452	$—	$3,328,452
Termination by Company without Cause	$497,879	$—	$—	$497,879
Termination by Executive for Good Reason	$—	$—	$—	$—
Termination by Company without Cause (following CIC)	$1,459,319	$3,391,383	$485,800	$5,336,502
Termination by Executive for Good Reason (following CIC)	$1,459,319	$3,391,383	$485,800	$5,336,502
Change in Control (CIC)	$—	$—	$—	$—

Employment Agreement Definitions. For purposes of our employment agreement with Mr. Robinson, “Cause” generally means such person’s (i) material fraud, malfeasance, gross negligence, or willful misconduct with respect to business affairs of the Company which is, or is reasonably likely to be if such action were to become known by others, directly or materially harmful to the business or reputation of the Company or any subsidiary of the Company; (ii) conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude; or (iii) material breach of his employment agreement. A termination of Mr. Robinson for Cause based on clause (i) or (iii) of the preceding sentence would take effect 30 days after Mr. Robinson receives from the Company written notice of intent to terminate and the Company’s description of the alleged Cause, unless Mr. Robinson shall, during such 30-day period, remedy the events or circumstances constituting Cause; provided, however, that such termination shall take effect immediately upon the giving of written notice of termination of Cause under any clause if the Company shall have determined in good faith that such events or circumstances are not remediable (which determination shall be stated in such notice).

For purposes of our employment agreement with Mr. Robinson, “Change in Control” generally means: (i) the acquisition (other than from the Company) by any person of beneficial ownership, of thirty-five percent (35%) or more of the combined voting power of then outstanding securities of the Company entitled to vote generally in the election of directors, which we refer to as the Outstanding Company Voting Securities, excluding, however, (1) any acquisition by the Company or (2) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; (ii) a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors before the date of the appointment or election; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company; excluding, however, a transaction pursuant to which all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Voting Securities immediately prior to such transaction will beneficially own, directly or indirectly, more than 50 percent of the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors of the corporation resulting from such transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such transaction, of the Outstanding Company Voting Securities.

For purposes of the employment agreement with Mr. Robinson described herein, “Good Reason” generally means: (i) any material reduction in the named executive officer’s base salary; (ii) any material reduction in the named executive officer’s authority, duties or responsibilities; (iii) any significant change in the geographic location at which the named executive officer must perform his duties; or (iv) any material breach of the named executive officer’s employment agreement by the Company.

For purposes of the employment agreement with Mr. Robinson described herein, “Disability” shall mean the named executive officer’s inability, due to physical or mental injury or illness, to perform the essential functions of his position with or without reasonable accommodation for a period of 180 days, whether or not consecutive, occurring within any period of 12 consecutive months.

Severance Plan Definitions. Our Severance Plan contains definitions for the terms “Cause,” “Change in Control,” “Good Reason” and “Disability” which are substantially similar to those contained in “—Potential Payments Upon Termination or Change in Control—Employment Agreement Definitions” above.

Severance and Change-In-Control Agreement Definitions. For purposes of the Severance and Change-In-Control Agreement, "Cause" generally means (i) the commission by the executive of fraud, embezzlement, theft or proven dishonesty, or any other illegal act or practice; (ii) the willful engaging by the executive in misconduct which is deemed by the Board, in good faith, to be materially injurious to the Company or an affiliate of the Company; or (iii) the willful and continued failure or habitual neglect by the executive to perform the executive's duties with the Company or an affiliate of the Company substantially in accordance with the operating and personnel policies and procedures of the Company or an affiliate of the Company generally applicable to all of their employees.

Our Severance and Change-In-Control Agreement contains definitions for the terms “Change in Control,” “Good Reason” and “Disability” which are substantially similar to those contained in “—Potential Payments Upon Termination or Change in Control—Employment Agreement Definitions” above.

Incentive Plans. Generally, under the terms of our Executive Severance Pay Plan, in the event of a change in control, the named executive officer would receive an automatic payment of target-level cash bonuses, prorated to the extent the change in control occurs during the annual performance period. The Executive Severance Pay Plan does not contain a provision accelerating or awarding payments in the event of termination.

Under the terms of the A&R 2015 Plan and the related award agreements that apply to our executive officers, all outstanding unvested stock options, RSUs and earned performance shares immediately vest in the event of termination of employment due to death or disability. With respect to performance shares that have not been earned at the time of a termination of employment due to death or disability, those performance shares will not vest immediately, but rather, will vest at the earned amount that is determined at the end of the performance period applicable to those performance shares. In the event of termination for any other reason not in connection with a change in control, all unvested equity awards are forfeited. In the event of a change in control, all outstanding unvested stock options, RSUs and performance shares would vest upon a termination by the employer without Cause or by the executive officer for Good Reason during the following two years.

NON-MANAGEMENT DIRECTOR COMPENSATION IN 2019

The compensation program for our non-employee directors is designed to fairly compensate them for the effort and responsibility required to serve on the board of a company of our size and scope as well as to align our directors’ interests with those of our shareholders more generally.

Effective in January 2016, as amended in May 2018 to increase the annual award of restricted stock units (“RSUs”), and based upon the recommendation of the Compensation Committee's independent third-party compensation consultant, the compensation program for our non-employee directors was revised to better align with the interests of our shareholders as well as with current market practices. Under the re-designed program, non-employee directors receive an annual cash retainer of $75,000 and an annual award of restricted stock units having a value of $125,000, which generally vests one year following the grant date. In 2019, the grant date moved from January 1 to the Annual Meeting each year. As a result, an additional grant, valued at $35,000, was made January 1, 2019 to complete the transition of grant date and grant value. Our Chairman, Mr. Ray Robinson, also received a cash retainer of $100,000, paid quarterly in $25,000 installments, in recognition of the additional duties he performs by serving as our Chairman. Non-employee directors serving as the chairperson of the Audit, Compensation, and Nominating and Corporate Governance Committees also received an additional annual retainer of $20,000, $15,000 and $10,000, respectively, for their service in these roles and the additional time commitments required. Effective April 1, 2020, and in response to the impact of COVID-19 on the Company, our non-employee directors agreed to take a 20% reduction in their annual cash retainer for the 2020 fiscal year.

Directors who are employees of the Company receive no compensation for their service on our Board of Directors.

The following table shows compensation earned by non-employee directors during 2019.

	Fees Earned or	Stock	Total
Name	Paid in Cash ($)	Awards(1)($)	($)
Kelly H. Barrett(2), (3)	48,420	125,000	173,420
Kathy T. Betty(2), (4)	85,000	160,000	245,000
Douglas C. Curling(2), (5)	90,000	160,000	250,000
Cynthia N. Day(2), (6)	95,000	160,000	255,000
Walter G. Ehmer(2), (7)	75,000	160,000	235,000
Hubert L. Harris, Jr.(2), (8)	75,000	160,000	235,000
Ray M. Robinson(2), (9)	175,000	160,000	335,000
Robert H. Yanker(2), (10)	26,580	35,000	61,580

(1)	Represents the grant date fair value of stock awards pursuant to Financial Accounting Standards Board Codification Topic 718.

(2)

As of December 31, 2019, each of the non-executive directors, other than Mr. Yanker, held 2,144 units of restricted stock subject to vesting, which was the number of units of restricted stock granted to them in May 2019.

(3)	Includes $18,750 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(4)	Includes $21,250 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(5)	Includes $22,500 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(6)	Includes $23,750 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(7)

Includes $18,750 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020 that Mr. Ehmer deferred under the Company's Nonqualified Deferred Compensation Plan and $56,250 in compensation Mr. Ehmer deferred under the Company's Nonqualified Deferred Compensation Plan.

(8)	Includes $18,750 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(9)	Includes $43,750 in fees earned for services in the fourth quarter of 2019 which will be paid in 2020.

(10)

The amount of fees earned for Mr. Yanker reflect that he no longer serves on our board of directors effective May 8, 2019. Mr. Yanker deferred his fees under the Company's Nonqualified Deferred Compensation Plan.

Stock Ownership Guidelines

Under the current stock ownership guidelines adopted by our Board of Directors in November 2015, each director is expected to own or acquire shares of our common stock and common stock equivalents (including restricted stock and restricted stock units) having a value of at least $400,000 prior to the later of January 31, 2020 or four years from when the director first joined our Board of Directors. As of December 31, 2019, each of our directors is currently in compliance with the requirements established in these guidelines.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the individual identified as our “median” paid employee and the annual total compensation of John W. Robinson, III, our President and Chief Executive Officer (“CEO”).

For 2019, our last completed fiscal year:

●	the annual total compensation of the employee identified as the median paid employee of our company (other than our CEO), was $31,325;

●	the annual total compensation of our CEO was $6,981,190; and

●	the ratio between the annual total compensation of our CEO to the annual total compensation of the individual identified at median was estimated to be 223 to 1.

The methodology and material assumptions, adjustments, and estimates used to identify our median employee for this purpose were as follows:

2019 Median Employee:

In 2017, we used the methodology outlined below to identify our median employee.

In 2018, there was no significant change in our employee population or compensation arrangements since 2017 that we believed would have significantly impacted the pay ratio disclosure. Under SEC rules, we were therefore permitted to use the same employee identified in 2017. However, since this employee had since left the company, the SEC rules permitted us to use as our 2018 median employee someone who had substantially similar compensation to the employee identified as our median employee in 2017 based on our analysis conducted in 2017.

In 2019, there was no significant change in our employee population or compensation arrangements since 2018 that we believed would have significantly impacted the pay ratio disclosure. Therefore, we are now using the same median employee that was used in 2018.

Methodology to Identify Median Employee:

Population Included

●	We determined that, as of December 31, 2017, our employee population consisted of approximately 12,208 individuals globally.

●	Pursuant to SEC rules, we employed the 5% “De Minimis Exemption” adjustment. The De Minimis Exemption allowed us to exclude our Canadian population of 294 employees as this population was less than 5% of our total population. After applying this exemption, the employee population used for purposes of identifying the median employee consisted of 11,914 employees, of whom all were located in the United States.

Sampling Methodology

Given the availability of payroll data we employed statistical sampling to identify the “median employee.” To identify the sample population, we used the annual rate of pay for 2017, with salaries annualized for those permanent employees who did not work for the full year. We combined each of Aaron’s, Inc.’s operating subsidiaries (Aaron’s, Progressive Finance Holdings, LLC and Vive) into a singular population given the similarity of operating subsidiary population median pay. From this combined population we took the natural log of the annual rate of pay and calculated the median, standard deviation and variance of this population to determine the December 31, 2017 sample size of 400 employees. A computer-generated random sampling method was employed to determine the individuals in the 400 person sample. We then obtained 2017 W-2 earnings for each of the 400 employees in the sample. From this sample, we identified the median employee in 2017. As this individual is no longer with the company, we selected the employee closest to this employee’s W-2 compensation in 2017, and then calculated this new median’s annual total compensation for 2018 and 2019 as reported above.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2019, the Compensation Committee consisted of Mses. Betty and Day and Messrs. Curling and Ray Robinson, each of whom our Board of Directors determined was independent in accordance with NYSE listing requirements.

No member of the Compensation Committee during 2019 is or was formerly an officer or employee of the Company or any of its subsidiaries or was a related person in a related person transaction with the Company required to be disclosed under applicable SEC rules.

Compensation Committee Report

The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors and available through the Company’s website, http://www.aarons.com. The Compensation Committee is composed of four independent members of the board as defined under the listing standards of the New York Stock Exchange and under the committee’s charter. The Compensation Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to executive and director compensation.

In keeping with its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section contained in this Form 10-K/A. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the proxy statement for the 2020 Annual Meeting of Shareholders and incorporated into the Annual Report on Form 10-K.

This report is respectfully submitted by the Compensation Committee of the Board of Directors.

Douglas C. Curling (Chair)

Kathy T. Betty

Cynthia N. Day

Ray M. Robinson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth information, as of April 20, 2020, with respect to the beneficial ownership, as defined in Section 13(d) under the Exchange Act of our outstanding common stock by (i) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, (ii) each of our directors and nominees for director, (iii) each of our named executive officers for 2019, and (iv) all of our executive officers, directors and director nominees as a group. Except as otherwise indicated, all shares shown in the table below are held with sole voting and investment power.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership		Percent of Class(2)
BlackRock Inc. 55 East 52nd Street New York, NY 10055	7,859,912	(3)	11.63%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	7,088,569	(4)	10.49%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	5,709,254	(5)	8.45%
Dimensional Fund Advisors, LP. Building One 6300 Bee Cave Road Austin, TX 78746	4,297,599	(6)	6.36%
John W. Robinson III	831,723	(7)	1.23%
Steven A. Michaels	184,715	(8)	*
Ryan K. Woodley	276,643	(9)	*
Douglas A. Lindsay	98,507	(10)	*
Curtis L. Doman	307,376	(11)	*
Kathy T. Betty	37,817	(12)	*
Douglas C. Curling	13,799	(12)	*
Cynthia N. Day	20,287	(12)	*
Walther G. Ehmer	11,844	(12)	*
Hubert L. Harris, Jr.	22,287	(13)	*
Ray M. Robinson	26,912	(12)	*
Kelly Barrett	4,144	(12)	*
All executive officers, directors and nominees as a group (a total of 14 persons)	1,922,080	(14)	2.84%

* Less than 1%.

(1)	Unless otherwise stated, the address for each beneficial owner is c/o Aaron’s, Inc., 400 Galleria Parkway SE, Suite 300, Atlanta, Georgia 30339.

(2)	Percentages for executive officers, directors and nominees are based on (i) 67,571,618 shares of common stock outstanding at April 20, 2020 plus (ii) for each named person or group, options exercisable by such person or group within 60 days thereafter, and any RSUs, RSAs, and PSUs, that vest for each named person within 60 days thereafter.

(3)	As of December 31, 2019, based on information provided in a Schedule 13G/A filed with the SEC on February 4, 2020 by BlackRock, Inc., which we refer to as “BlackRock,” in which BlackRock reported that it has sole voting power with respect to 7,730,144 shares of our common stock and sole power to dispose of, or direct the disposition of, 7,859,912 shares of our common stock.

(4)	As of December 31, 2019, based on information provided in a Schedule 13G/A filed with the SEC on February 12, 2020 by The Vanguard Group, which we refer to as “Vanguard,” in which Vanguard reported that it has sole voting power with respect to 133,523 shares of our common stock, shared voting power with respect to 14,174 shares of our common stock, sole power to dispose of, or direct the disposition of, 6,949,735 shares of our common stock, and shared power to dispose of, or direct the disposition of, 138,834 shares of our common stock. Based on the Schedule 13G/A, (i) the Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 124,660 shares as a result of its serving as investment manager of collective trust accounts and (ii) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 23,037 shares as a result of its serving as investment manager of Australian investment offerings.

(5)	As of December 31, 2019, based on information provided in a Schedule 13G/A filed with the SEC on February 14, 2020 by T. Rowe Price Associates, Inc., which we refer to as “T. Rowe Price,” in which T. Rowe Price reported that it has sole voting power with respect to 1,417,409 shares of our common stock and sole power to dispose of, or direct the disposition of, 5,709,254 shares of our common stock.

(6)	As of December 31, 2019, based on information provided in a Schedule 13G/A filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP, which we refer to as “Dimensional,” in which Dimensional reported that it has sole voting power with respect to 4,187,431 shares of our common stock and sole power to dispose of, or direct the disposition of, 4,297,599 shares of our common stock. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940 that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts. Dimensional or its subsidiaries may possess voting or investment power over shares of our common stock that are owned by these investment companies, trusts and accounts, and may be deemed to be the beneficial owner of the shares of our common stock held by these investment companies, trusts and accounts. Dimensional disclaims beneficial ownership of all shares of our common stock.

(7)	Amounts represent (i) 205,224 shares of common stock held by Mr. Robinson, (ii) 160,919 shares of common stock issuable upon the exercise of options issued under the 2001 Incentive Plan that are currently exercisable, (iii) 409,960 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable and (iv) 55,620 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 159,740 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 46,669 PSUs that remain subject to vesting conditions.

(8)	Amounts represent (i) 39,933 shares of common stock held by Mr. Michaels, (ii) 37,532 shares of common stock issuable upon the exercise of options issued under the 2001 Incentive Plan that are currently exercisable, (iii) 91,490 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable and (iv) 15,760 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 45,190 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 12,626 PSUs that remain subject to vesting conditions.

(9)	Amounts represent (i) 51,843 shares of common stock held by Mr. Woodley, (ii) 42,600 shares of common stock issuable upon the exercise of options issued under the 2001 Incentive Plan that are currently exercisable, (iii) 147,490 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable and (iv) 25,710 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 73,760 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 21,454 PSUs that remain subject to vesting conditions.

(10)	Amounts represent (i) 29,847 shares of common stock held by Mr. Lindsay, (ii) 53,470 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable and (iii) 15,190 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 43,580 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 11,316 PSUs that remain subject to vesting conditions.

(11)	Amounts represent (i) 111,146 shares of common stock held by Mr. Doman, (ii) 52,000 shares of common stock held by an LLC controlled by Mr. Doman, (iii) 30,000 shares of common stock issuable upon the exercise of options issued under the 2001 Incentive Plan that are currently exercisable, (iv) 98,070 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable and (v) 16,160 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 46,290 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 12,743 PSUs that remain subject to vesting conditions.

(12)	Amounts include 2,144 RSUs vesting on May 8, 2020.

(13)	Includes 2,000 shares of common stock held by Mr. Harris’ spouse and 2,144 RSUs vesting on May 8, 2020.

(14)	Amounts represent (i) 586,845 shares of common stock held directly by the respective individuals, (ii) 54,000 shares of common stock held indirectly by certain individuals as described above, (iii) 283,151 shares of common stock issuable upon the exercise of options issued under the 2001 Incentive Plan that are currently exercisable, (iv) 845,420 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that are currently exercisable, (v) 15,008 RSUs vesting on May 8, 2020, (vi) 136,900 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting and (vii) 756 shares of common stock held in 401(k) plan accounts. Does not include (i) 392,810 shares of common stock issuable upon the exercise of options issued under the 2015 Incentive Plan that remain subject to vesting conditions or (ii) 111,751 PSUs that remain subject to vesting conditions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth aggregate information as of December 31, 2019 about the Company’s compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of Outstanding	Outstanding Options,	Future Issuance Under
	Options, Warrants and	Warrants	Equity Compensation
Plan Category	Rights(1)	and Rights(1)	Plans
Equity Compensation Plans Approved by Shareholders	2,806,166	$34.71	3,772,517

Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	2,806,166	$34.71	3,772,517

(1)	Of the 2,806,166 securities to be issued upon exercise of the outstanding options, warrants and rights, 1,729,814 are options with a weighted average exercise price of $34.71 and the remaining 1,076,352 are RSUs, RSAs and performance shares that do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions

The charter of the Audit Committee provides that the Audit Committee shall review and ratify all transactions to which the Company is a party and in which any director or executive officer has a direct or indirect material interest, apart from their capacity as director or executive officer of the Company. To assist with this review process, the Audit Committee has adopted a policy on related party transactions that provides procedures for the review, and approval or ratification, of certain transactions involving related parties. This policy applies to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds or may be expected to exceed $100,000 in any fiscal year and a related party has a direct or indirect material interest. Under the policy, a related party includes (i) any person who is or was, since the beginning of the last fiscal year, a director, executive officer or nominee for election as a director, (ii) a greater than 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of either of the foregoing persons or (iv) any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position in which such person has a 5% or greater beneficial ownership interest. Related party transactions are referred to the Audit Committee, or if there are not a sufficient number of directors on the Audit Committee without interests in the transaction, by the disinterested directors serving on our Board of Directors, for approval, ratification, or other action.

In addition, our Company’s Code of Business Conduct and Ethics provides that conflict of interest situations involving directors or executive officers must receive the prior review and approval of the Audit Committee. Our Code of Business Conduct and Ethics sets forth various examples of when conflict of interest situations may arise, including when an officer or director, or members of his or her family: receive improper personal benefits as a result of his or her position in or with the Company; have certain relationships with competing businesses or businesses with a material financial interest in the Company, such as suppliers or customers; or receive improper gifts or favors from such businesses.

Related Party Transactions

Aaron Ventures I, LLC, which we refer to as “Aaron Ventures,” was formed in December 2002 for the purpose of acquiring properties from the Company and leasing them back to the Company and is controlled by certain of the Company’s current and former executives. Aaron Ventures purchased a combined total of 21 properties from the Company in 2002 and 2004, and leased the properties back to the Company. As of December 31, 2019, the Company had no remaining finance or operating leases with Aaron Ventures. The Company paid annual rent for the various properties leased from Aaron Ventures of $0.2 million for the year ending December 31, 2019.

Director Independence

Our Board of Directors is currently comprised of nine directors having terms expiring at the Annual Meeting. Each of our directors will continue to hold office until the expiration of his or her term and until his or her successor is duly elected and qualified or until his or her earlier resignation, removal from office or death.

Our Corporate Governance Guidelines include categorical standards adopted by our Board of Directors to determine director independence that meet the listing standards of the New York Stock Exchange, or “NYSE.” Our Corporate Governance Guidelines also require that at least 75% of our Board of Directors be “independent,” a requirement that is more stringent than the NYSE listing requirement that a majority of the Board of Directors be independent. Our Board of Directors, as listed in the below table, has affirmatively determined that all of our directors are “independent” in accordance with NYSE listing requirements and the requirements of our Corporate Governance Guidelines, other than Mr. John Robinson, our President and Chief Executive Officer, and Mr. Doman, the Chief Innovation Officer of our Progressive Leasing segment.

Director	Age	Occupation	Independent	Joined Our Board
		Former Senior Vice President-Home
		Services
Kelly H. Barrett	55	The Home Depot	Yes	May 2019

		Former Owner and Chief Executive
		Officer
Kathy T. Betty	64	Atlanta Dream (WNBA team)	Yes	August 2012

		Managing Principal
		New Kent Capital LLC and
Douglas C. Curling	65	New Kent Consulting LLC	Yes	January 2016

		President and Chief Executive Officer
		Citizens Bancshares Corporation and
Cynthia N. Day	55	Citizens Trust Bank	Yes	October 2011

		Chief Innovation Officer
Curtis L. Doman	47	Progressive Leasing	No	August 2015

		President and Chief Executive Officer
Walter G. Ehmer	53	Waffle House, Inc.	Yes	May 2016

		Former Chief Executive Officer
Hubert L. Harris, Jr.	76	Invesco North America	Yes	August 2012

		President and Chief Executive Officer
John W. Robinson III	48	Aaron’s, Inc.	No	November 2014

		Former President for the Southern Region
Ray M. Robinson	72	AT&T	Yes	November 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT MATTERS

Fees Billed in the Last Two Fiscal Years

Ernst & Young LLP, which we refer to as “EY”, served as our independent registered public accounting firm for the years ended December 31, 2019 and 2018 and has been selected by the Audit Committee to continue as our independent registered public accounting firm for the current fiscal year. The following table sets forth the fees for services provided by our independent auditors in each of the last two fiscal years.

	Year Ended December 31,
	2019	2018
Audit Fees(1)	$2,757,013	$2,719,075
Audit-Related Fees(2)	584,410	103,000
Tax Fees(3)	972,375	1,168,269
All Other Fees(4)	7,200	7,200
TOTAL	$4,320,998	$3,997,544

(1)

Includes fees associated with the annual audit of the consolidated financial statements (including amounts in connection with certain 2018 audit procedures for the significant acquisitions of franchisees), internal control over financial reporting, reviews of the quarterly reports on Form 10-Q, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards, debt covenant letters and the audit report in the franchise disclosure document. In addition to the fees reflected above, the Company reimbursed EY for out of pocket expenses that were incurred while performing these audit services totaling $67,437 and $49,227 in 2019 and 2018, respectively.

(2)	Includes fees associated with certain due diligence efforts in 2019 and PerfectHome due diligence and other efforts in 2018.

(3)	Includes fees for tax compliance, tax due diligence efforts, tax advice and tax planning services.

(4)	Includes fees associated with the Company’s online accounting research subscription.

Approval of Auditor Services

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to the Company by its independent auditors. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which we refer to as the “Pre-Approval Policy.” Under the Pre-Approval Policy, all auditor services must be pre-approved by the Audit Committee either (i) before the commencement of each service on a case-by-case basis (specific pre-approval) or (ii) by description in sufficient detail in the Pre-Approval Policy of particular services which the Audit Committee has generally approved, without the need for case-by-case consideration (general pre-approval).

Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or its Chair. The Pre-Approval Policy describes the audit, audit-related and tax services that have received general pre-approval. These general pre-approvals allow the Company to engage the independent auditors for the enumerated services for individual engagements up to the fee levels prescribed in the Pre-Approval Policy. The annual audit engagement for the Company is subject to the specific pre-approval of the Audit Committee. Any engagement of the independent auditors pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The Pre-Approval Policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent auditors to management.

Part IV

The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the Original Form 10-K:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1*	Certification of the Chief Executive Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Aaron’s, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2020.

Aaron’s, Inc.

By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer and President of Strategic Operations

Appendix A

USE OF NON-GAAP FINANCIAL INFORMATION

We use various non-GAAP financial measures to evaluate the performance of our management team, including the named executive officers. For the assessment of the performance of management, the Compensation Committee of our Board of Directors believes certain non-GAAP measures better reflect the operational performance of the business. Adjusted Revenues, Adjusted EBITDA and Return on Capital are supplemental measures of the Company's performance that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) and are used to evaluate the performance of our management team. Adjusted Revenues, Adjusted EBITDA and Return on Capital provide the Compensation Committee, management, and investors with an understanding of the results from the primary operations of our business by excluding the effects of certain items that generally arose from one-time transactions that are not reflective of the ordinary earnings activity of our operations or transactions that have variability and volatility of the amount and typically are not budgeted for in setting management performance targets.

Certain incentive metrics have also been adjusted for the change in allowance for loan losses at Vive, as shown in the tables below. Management believes this adjustment is useful to arrive at a pre-provision metric that gives management and investors an additional, supplemental metric to assess Vive's underlying operational performance for the period. Management also uses pre-provision measures as its bases for strategic planning and forecasting for Vive.

Non-GAAP financial measures, however, should not be used as a substitute for, or considered superior to, measures of financial performance prepared in accordance with GAAP, such as the Company's GAAP basis net earnings and diluted earnings per share and the GAAP revenues and earnings before income taxes of the Company's segments. Further, we caution investors that amounts presented in accordance with our definitions of non-GAAP measures may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate these measures in the same manner.

The Adjusted EBITDA metrics discussed in this Form 10-K/A are calculated as the Company and segment earnings before interest expense, depreciation on property, plant and equipment, amortization of intangible assets and income taxes. Adjusted EBITDA also excludes restructuring charges, the regulatory charge related to Progressive Leasing's tentative settlement of the FTC matter discussed in the Company’s Original Form 10-K filed with the SEC on February 20, 2020, regulatory legal expenses incurred related to the FTC matter and acquisition transaction and transition costs. Further adjustments were made to calculate Adjusted EBITDA used to evaluate the performance of our management team such as excluding insurance recoveries for the 2017 Hurricanes Harvey and Irma from the Aaron's Business and Consolidated results, to remove certain legal and due diligence costs from the Aaron's Business and Consolidated results, to adjust for certain regulatory legal expenses at Progressive Leasing and to remove the effect of the change in allowance for loan losses at Vive. The amounts for these after-tax non-GAAP adjustments can be found in the Adjusted EBITDA table below.

Appendix A

Adjusted EBITDA	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	Vive	Consolidated
Net Earnings - GAAP				$31,472
Income Taxes				61,316
Earnings (Loss) Before Income Taxes	$55,711	$46,731	$(9,654)	92,788
Interest Expense	8,572	4,868	3,527	16,967
Depreciation	8,284	60,415	805	69,504
Amortization	21,683	13,294	580	35,557
EBITDA	94,250	125,308	(4,742)	214,816
Restructuring Expenses		39,990	—	39,990
Acquisition Transaction and Transition Costs		735	—	735
Legal and Regulatory Expenses	179,261			179,261
Adjusted EBITDA	273,511	166,033	(4,742)	434,802
Insurance Recoveries for Hurricanes and certain Legal and Due Diligence Costs, net	—	(1,257)	—	(1,257)
Certain Regulatory Legal	(4,261)	—	—
Expenses[2] Vive Change in Allowance	—	—	1,941	1,941
Adjusted EBITDA- used for Management incentive purposes	$269,250	$164,776	$(2,801)	$435,486

(1)	The Adjusted EBITDA metric used to evaluate Progressive Leasing for incentive purposes includes the consolidation of Progressive and Vive.

(2)

Certain regulatory legal expenses related to the FTC tentative settlement were adjusted in the calculation of Progressive Leasing's Adjusted EBITDA used for management incentive purposes. This adjustment did not impact the Consolidated incentive metrics.

The Adjusted Revenues figures presented in this Form 10-K/A have been reduced for the amount of provision expense at Vive, the amounts for which can be found in the Adjusted Revenues table below.

Adjusted Revenues	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing[1]	Aaron's Business	Vive	Consolidated
Revenues – GAAP	$2,128,133	$1,784,477	$35,046	$3,947,656
Less Vive Bad Debt Expense from Credit Losses[2]		—	21,666	21,666
Adjusted Revenues	$2,128,133	$1,784,477	$13,380	$3,925,990

(1)

The adjusted revenue metric used to evaluate Progressive Leasing for incentive purposes includes the consolidation of Progressive and Vive, further adjusted to remove the effect of provision expense at Vive.

(2)	The adjustment removes the effect of Vive's Provision for Credit Losses.

Consolidated Return on Capital is calculated as adjusted net operating profit after tax (which is defined as operating profit adjusted for certain non-recurring items as shown in the Return on Capital table below) divided by the sum of average net debt (which is defined as total debt less cash and cash equivalents) and average total shareholders' equity, with the final result being an average of quarterly calculations.

Appendix A

Return on Capital	Three Months Ended
(In Thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating Profit - GAAP	$73,855	$59,846	$55,503	$(83,330)
Add Restructuring Expense	13,281	18,738	5,516	2,455
Add FTC Tentative Settlement	—	—	—	175,000
Add FTC Legal Expenses	—	—	—	4,261
(Less) Add Insurance Recoveries, Acquisition Transaction Costs, and Certain Legal and Due	(892)	(3,635)	—	3,998
(Less) Add Vive Change in Allowance for Loan Losses	(607)	421	1,271	857
Adjusted Operating Profit Before Tax	85,637	75,370	62,290	103,241
Less Income Taxes[1]	(17,333)	(18,797)	(14,302)	(24,427)
Adjusted Operating Profit After Tax (a)	$68,304	$56,573	$47,988	$78,814

Average Capital[2] (b)	$2,138,609	$2,107,887	$2,089,233	$2,137,552
Return on Capital (c) = (a)/(b)	3.2%	2.7%	2.3%	3.7%
Annual Return on Capital [sum (c)]				11.9%

(1)	Income taxes calculated as the quarterly effective tax rate multiplied by Adjusted Operating Profit Before Tax.

(2)

Average Capital is defined as the sum of the average net debt (debt less cash and cash equivalents) and the average total shareholders' equity for each three month period. Average total shareholders' equity has been adjusted by the tax-effected amounts of the adjustments identified in the table above.

“Progressive Leasing Revenues, net of Progressive Bad Debt Expense” for the prior year period shown in the respective table below is a supplemental measure of our performance that is not calculated in accordance with GAAP in place during 2018. This non-GAAP measure assumes that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018. Management believes this non-GAAP measure for 2018 provides relevant and useful information for users of our financial statements, as they provide comparability with the financial results we are reporting beginning in 2019 when ASC 842 became effective and we began reporting Progressive's bad debt expense as a reduction to lease revenues and fees. We believe this non-GAAP measure provides management and investors the ability to better understand the results from the primary operations of our business in 2019 compared with 2018 by classifying Progressive's bad debt expense consistently between the periods. Please see Note 1 to the consolidated financial statements and the “Results of Operations” section of our Original Form 10-K for the year ended December 31, 2019 for a more comprehensive disclosure of bad debt expense and the impact of the adoption of ASC 842 related to accounting for leases for the prospective periods beginning with the first quarter of 2019.

Progressive Leasing Revenues, net of Progressive Bad Debt Expense[1]	Year Ended
(In Thousands)	December 31, 2018
Progressive Leasing Revenues - GAAP	$1,998,981
Less Progressive Leasing Bad Debt Expense	227,813
Progressive Leasing Revenues, net of Progressive Bad Debt Expense	$1,771,168

(1)	The metric is for Progressive Leasing revenues and excludes Vive.