Form 10-Q
period 2020-03-31
AARON'S INC
filed 2020-05-07
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 1, 2020
Common Stock, $0.50 Par Value	67,086,064

AARON’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$551,017	$57,755
Accounts Receivable (net of allowances of $77,430 in 2020 and $76,293 in 2019)	87,373	104,159
Lease Merchandise (net of accumulated depreciation and allowances of $908,058 in 2020 and $896,056 in 2019)	1,277,573	1,433,417
Loans Receivable (net of allowances and unamortized fees of $38,306 in 2020 and $21,134 in 2019)	61,147	75,253
Property, Plant and Equipment at Cost (net of accumulated depreciation of $317,704 in 2020 and $311,252 in 2019)	236,214	237,666
Operating Lease Right-of-Use Assets	299,522	329,211
Goodwill	288,801	736,582
Other Intangibles (net of accumulated amortization of $158,008 in 2020 and $151,932 in 2019)	183,269	190,796
Income Tax Receivable	62,827	18,690
Prepaid Expenses and Other Assets	105,212	114,271
Total Assets	$3,152,955	$3,297,800
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$225,762	$272,816
Accrued Regulatory Expense	175,000	175,000
Deferred Income Taxes Payable	217,768	310,395
Customer Deposits and Advance Payments	84,551	91,914
Operating Lease Liabilities	357,191	369,386
Debt	646,069	341,030
Total Liabilities	1,706,341	1,560,541
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2020 and December 31, 2019; Shares Issued: 90,752,123 at March 31, 2020 and December 31, 2019	45,376	45,376
Additional Paid-in Capital	283,467	290,229
Retained Earnings	1,740,193	2,029,613
Accumulated Other Comprehensive Loss	(1,773)	(19)
	2,067,263	2,365,199
Less: Treasury Shares at Cost
Common Stock: 23,666,059 Shares at March 31, 2020 and 24,034,053 at December 31, 2019	(620,649)	(627,940)
Total Shareholders’ Equity	1,446,614	1,737,259
Total Liabilities & Shareholders’ Equity	$3,152,955	$3,297,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$1,047,913	$944,157
Retail Sales	9,531	12,809
Non-Retail Sales	26,846	36,981
Franchise Royalties and Fees	6,724	9,207
Interest and Fees on Loans Receivable	9,908	8,646
Other	352	303
	1,101,274	1,012,103
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	597,407	500,820
Retail Cost of Sales	6,862	8,632
Non-Retail Cost of Sales	23,581	29,196
Operating Expenses	412,970	387,216
Restructuring Expenses, Net	22,286	13,281
Impairment of Goodwill	446,893	—
Other Operating Expense (Income)	170	(897)
	1,510,169	938,248
OPERATING (LOSS) PROFIT	(408,895)	73,855
Interest Income	192	101
Interest Expense	(3,799)	(4,956)
Other Non-Operating (Expense) Income, Net	(1,951)	1,308
(LOSS) EARNINGS BEFORE INCOME TAXES	(414,453)	70,308
INCOME TAX (BENEFIT) EXPENSE	(134,448)	14,230
NET (LOSS) EARNINGS	$(280,005)	$56,078
(LOSS) EARNINGS PER SHARE
Basic	$(4.19)	$0.83
Assuming Dilution	$(4.19)	$0.82
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.040	$0.035
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,822	67,294
Assuming Dilution	66,822	68,773
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net (Loss) Earnings	$(280,005)	$56,078
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(1,754)	424
Total Other Comprehensive (Loss) Income	(1,754)	424
Comprehensive (Loss) Income	$(281,759)	$56,502
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(280,005)	$56,078
Adjustments to Reconcile Net (Loss) Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	597,407	500,820
Other Depreciation and Amortization	25,267	26,562
Accounts Receivable Provision	85,082	63,235
Provision for Credit Losses on Loans Receivable	12,722	4,255
Stock-Based Compensation	5,619	7,549
Deferred Income Taxes	(90,268)	10,861
Impairment of Goodwill and Other Assets	466,030	10,492
Non-Cash Lease Expense	26,895	29,555
Other Changes, Net	839	883
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(556,807)	(580,089)
Book Value of Lease Merchandise Sold or Disposed	114,762	98,257
Accounts Receivable	(68,420)	(50,467)
Prepaid Expenses and Other Assets	9,347	1,550
Income Tax Receivable	(44,137)	15,747
Operating Lease Liabilities	(25,579)	(31,643)
Accounts Payable and Accrued Expenses	(43,584)	(1,854)
Customer Deposits and Advance Payments	(7,410)	2,947
Cash Provided by Operating Activities	227,760	164,738
INVESTING ACTIVITIES:
Investments in Loans Receivable	(21,997)	(14,493)
Proceeds from Loans Receivable	14,956	14,482
Outflows on Purchases of Property, Plant and Equipment	(23,587)	(23,807)
Proceeds from Property, Plant and Equipment	906	511
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(855)	(3,470)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	—	755
Cash Used in Investing Activities	(30,577)	(26,022)
FINANCING ACTIVITIES:
Borrowings (Repayments) on Revolving Facility, Net	300,000	(16,000)
Proceeds from Debt	5,625	—
Repayments on Debt	(392)	(575)
Dividends Paid	(2,668)	(2,366)
Issuance of Stock Under Stock Option Plans	528	1,996
Shares Withheld for Tax Payments	(5,877)	(12,977)
Debt Issuance Costs	(1,020)	—
Cash Provided by (Used in) Financing Activities	296,196	(29,922)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	82
Increase in Cash and Cash Equivalents	493,262	108,876
Cash and Cash Equivalents at Beginning of Period	57,755	15,278
Cash and Cash Equivalents at End of Period	$551,017	$124,154
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and adverse impacts on many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three months ended March 31, 2020 have been identified under the respective sections. Additionally, there are significant uncertainties regarding the future scope and nature of these impacts, which continue to evolve each day. For a discussion of operational measures taken, as well as trends and uncertainties that have affected our business, as a result of the COVID-19 pandemic see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the "Recent Developments," "Results of Operations", "Liquidity and Capital Resources", and Part II, Item 1A "Risk Factors", below.
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Vive. We have updated all disclosures and references to Dent-A-Med, Inc. and/or DAMI in this Quarterly Report on Form 10-Q to reflect the operating segment's new name, "Vive."
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers through a cancelable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume[1]	$447,817	$394,727
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron's Business segment offers furniture, home appliances, consumer electronics and accessories to consumers through a lease-to-own agreement through the Company’s Aaron’s-branded stores in the United States, Canada and Puerto Rico, as well as through its e-commerce platform. This operating segment also supports franchisees of its Aaron’s-branded stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of March 31 (Unaudited)	2020	2019
Company-operated Aaron's Branded Stores	1,129	1,230
Franchised Stores	318	369
Systemwide Stores	1,447	1,599

Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the COVID-19 pandemic and resulting measures taken by the Company will impact the Company's business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are highly dependent on estimates of future developments and may change significantly in the future due to unforeseen direct and indirect impacts of the COVID-19 pandemic.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") filed with the U.S. Securities and Exchange Commission on February 20, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron's, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2019 Annual Report for expanded discussion of accounting policies and estimates. Accounting policies herein have also been updated as applicable to describe the impacts of the COVID-19 pandemic described above.
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

	Three Months Ended March 31,
(Shares In Thousands)	2020	2019
Weighted Average Shares Outstanding	66,822	67,294
Dilutive Effect of Share-Based Awards[1]	—	1,479
Weighted Average Shares Outstanding Assuming Dilution	66,822	68,773

1 There was no dilutive effect to the loss per common share for the three months ended March 31, 2020 due to the net loss incurred in the period.
Approximately 1,961,000 and 443,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2020 and 2019, respectively, as the awards would have been anti-dilutive for the periods presented.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry and a variety of other products, to its customers for lease under certain terms agreed to by the customer. The Company's Progressive Leasing segment offers customers of traditional and e-commerce retailers a virtual lease-purchase solution through leases with payment terms that can be renewed up to 12 months. The Company's Aaron's-branded stores and its e-commerce platform offer leases with flexible terms that can be renewed up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. The agreements are cancelable at any time by either party without penalty.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment terms include weekly, bi-weekly, and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying condensed consolidated balance sheets. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Progressive Leasing lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
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
Franchise Royalties and Fees
The Company has no current plans to franchise additional Aaron's stores. Franchisees have historically paid an ongoing royalty fee of 6% of the weekly cash revenue collections, which is recognized as the fees become due. Beginning in March 2020, in response to the COVID-19 pandemic, the Company temporarily suspended, as opposed to deferring, the royalty fee obligation, effectively forgiving the franchisee royalty payments that otherwise would have been due during the suspension period. During the second quarter of 2020, the Company expects to reinstate the requirement that franchisees make royalty payments, but there can be no assurance that the Company will not implement another suspension or a deferral of franchisee royalty payments in future periods, such as, for example, in response to our franchisees experiencing financial difficulty due to a resurgence of COVID-19 cases.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 4 of these condensed consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive's direct origination costs. The merchant fee discount and origination costs are presented net on the condensed consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e. Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is presented net on the condensed consolidated balance sheets in loans receivable.
The customer is typically required to make monthly minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 27% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable when earned if collectibility is reasonably assured. For credit cards that provide deferred interest, if the balance is not paid off during the promotional period or if the cardholder defaults, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires. For credit cards that provide reduced interest, if the balance is not paid off during the promotional period, interest is billed to the cardholder at standard rates in the month that the promotional period expires or when the cardholder defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period if collectibility is reasonably assured.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and Company-operated stores, corporate receivables incurred during the normal course of business (primarily for vendor consideration) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2020	December 31, 2019
Customers	$68,319	$76,819
Corporate	9,844	14,109
Franchisee	9,210	13,231
Accounts Receivable	$87,373	$104,159

The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The Company’s policy for both its Progressive Leasing and Aaron's Business segments is to record an allowance for returns and uncollectible renewal payments based on historical collection experience.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our businesses. The provision for returns and uncollectible renewal payments for both the Progressive Leasing and Aaron's Business segments is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due. Aaron's Business writes off lease receivables that are 60 days or more past due.
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate a specific allowance on accounts receivable to estimate future losses related to certain franchisees that are deemed higher risk of non-payment and a general allowance based on historical losses as well as the Company's assessment of the financial health of all other franchisees. The estimated allowance on accounts receivable in the current quarter includes consideration of broad macroeconomic trends, such as the unfavorable impacts of the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in operating expenses within the condensed consolidated statements of earnings.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings.
Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance for accounts receivable as of March 31, 2020; therefore, actual accounts receivable write-offs could differ materially from the allowance.
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Bad Debt Expense[1]	$953	$1,125
Provision for Returns and Uncollectible Renewal Payments	84,129	62,110
Accounts Receivable Provision	$85,082	$63,235

1 Bad debt expense is recorded within operating expenses in the condensed consolidated financial statements.
Lease Merchandise
The Company's lease merchandise consists primarily of furniture, appliances, electronics, jewelry and a variety of other products and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise to a 0% salvage value generally over 12 months. The Company's Aaron's Business segment begins depreciating merchandise at the earlier of 12 months and one day or when the item is leased. Aaron's Business depreciates merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon the early payout of a lease.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2020	December 31, 2019
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$1,043,959	$1,156,798
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances	233,614	276,619
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,277,573	$1,433,417

The Company's policies require weekly merchandise counts at its Aaron's Business store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records a provision for write-offs on the allowance method, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our businesses. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance as of March 31, 2020; therefore, actual lease merchandise write-offs could differ materially from the allowance. The provision for write-offs is included in operating expenses in the accompanying condensed consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net within the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Beginning Balance	$61,185	$46,694
Merchandise Written off, net of Recoveries	(61,926)	(53,222)
Provision for Write-offs	79,675	56,995
Ending Balance	$78,934	$50,467

Loans Receivable, Net
Gross loans receivable represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency rates are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time. Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as current and projected unemployment rates, stock market volatility, and changes in medium and long-term risk-free rates, which are considered in determining the allowance for loan losses and can have a material effect on credit performance.
Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") as discussed within "Recent Accounting Pronouncements" in Note 1 to these condensed consolidated financial statements, expected lifetime losses on loans receivable are recognized upon loan origination, which requires the Company to make its best estimate of probable lifetime losses at the time of origination. Our credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. The Company segments its loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic during the three months ended March 31, 2020. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company granted affected customers a payment deferral while allowing them to maintain their delinquency status for an additional 30 days. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2020 and December 31, 2019 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	March 31, 2020	December 31, 2019
600 or Less	7.6%	6.7%
Between 600 and 700	79.7%	80.1%
700 or Greater	12.7%	13.2%

Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2020	December 31, 2019
Prepaid Expenses	$41,427	$45,034
Prepaid Insurance	24,328	26,393
Assets Held for Sale	9,872	10,131
Deferred Tax Asset	826	826
Other Assets	28,759	31,887
Prepaid Expenses and Other Assets	$105,212	$114,271

Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2020 and December 31, 2019. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
The carrying amount of the properties held for sale as of March 31, 2020 and December 31, 2019 is $9.9 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2020	December 31, 2019
Accounts Payable	$48,172	$89,959
Accrued Insurance Costs	50,871	44,032
Accrued Salaries and Benefits	39,492	43,972
Accrued Real Estate and Sales Taxes	31,314	32,763
Other Accrued Expenses and Liabilities	55,913	62,090
Accounts Payable and Accrued Expenses	$225,762	$272,816

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt
At March 31, 2020, the Company was in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
On January 21 and February 19, 2020, the Company amended its revolving credit and term loan agreement (the "Credit Agreement") to, among other changes: (i) increase the revolving credit commitment from $400.0 million to $500.0 million, (ii) increase borrowings under the term loan to $225.0 million, (iii) extend the maturity date for the revolving credit commitment and term loan from September 18, 2022 to January 21, 2025, (iv) amend the definition of adjusted EBITDA to exclude certain charges, and (v) modify certain other terms and conditions. The amended agreement continues to provide for quarterly repayment installments of $5.6 million under the $225.0 million term loan. The quarterly term loan repayment installments are payable on the last day of each March, June, September, and December beginning on December 31, 2020, with the remaining principal balance payable upon the maturity date of January 21, 2025. As a result of these amendments, the Company incurred $1.1 million in debt issuance costs. Substantially all of these costs were deferred and will be amortized over the life of the new agreement, with an insignificant amount expensed in the three months ended March 31, 2020.
During the three months ended March 31, 2020, the Company temporarily borrowed $300.0 million from its revolving credit facility, and the total available credit under our revolving credit facility as of March 31, 2020 was $186.2 million. The Company subsequently repaid the $300.0 million outstanding balance on its revolving credit facility on April 30, 2020. The total available credit under our revolving credit facility as of April 30, 2020 was $486.2 million.
See Note 8 to the consolidated financial statements in the 2019 Annual Report for further information regarding the Company's indebtedness.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Progressive Leasing	Aaron’s Business	Total
Balance at December 31, 2019	$288,801	$447,781	$736,582
Acquisition Accounting Adjustments	—	53	53
Disposals, Currency Translation and Other Adjustments	—	(941)	(941)
Impairment Loss	—	(446,893)	(446,893)
Balance at March 31, 2020	$288,801	$—	$288,801

The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of one or more reporting units exceeds the reporting units' fair value. The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business segment as of March 31, 2020. Factors that led to this conclusion include: (i) a significant decline in the Company's stock price and market capitalization in March 2020; (ii) the temporary closure of all Company-operated store showrooms due to the COVID-19 pandemic, which adversely impacted our current financial results and is expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders may have on the financial health of our customers and franchisees; (iv) consideration given to the amount by which the Aaron's Business fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, the Company determined the Aaron's Business goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Aaron’s Business reporting unit. This entailed an assessment of the Aaron's Business reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflects assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the Aaron's Business reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management are highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonable possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill.
The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. However, we considered that such publicly available information regarding the comparable companies evaluated likely does not reflect the impact of the COVID-19 pandemic in determining the multiple assumptions selected.
As of October 1, 2019, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed. As of March 31, 2020, the Company performed certain qualitative and quantitative procedures to estimate the Progressive Leasing's reporting unit fair value, primarily for purposes of reconciling the estimated fair values of the Company's reporting units to the Company's overall market capitalization. As a result, the Company concluded that it is not more likely than not that the fair value of the Progressive Leasing reporting unit is below its carrying amount based on the significance of Progressive Leasing's estimated fair value in excess of carrying value.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2020 and 2019 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	$(563,583)	$45,376	$270,727	$2,061,651	$(663)	$1,813,508
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed. As discussed above, the Company performed an interim goodwill impairment analysis for the Aaron's Business which required multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value of loans receivable and any revolving credit borrowings also approximate their carrying amounts.
Recent Accounting Pronouncements
Adopted
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to measure an impairment of goodwill, if any, by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. In accordance with the amendment, entities should perform the annual goodwill impairment test by comparing the carrying value of their reporting units to their fair value. If the carrying value of the reporting unit exceeds the fair value, an entity should record an impairment charge for the amount by which its carrying amount exceeds its reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the amendment in the first quarter of 2020 and recorded a $446.9 million impairment charge, representing a full impairment of the goodwill within the Aaron's Business reporting unit.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies are required to use a new forward-looking "expected losses" model that generally results in the recognition of allowances for losses earlier than under previous accounting guidance. The Company's operating lease activities within Progressive Leasing and Aaron's Business are not impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL model. The implementation of CECL also did not have a material impact to the Company's Progressive Leasing or Aaron's Business segments. The Company is impacted by ASU 2016-13 within its Vive segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. Although the CECL model requires the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount continues to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the CECL model results in higher losses recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest and fee revenue, and as interest revenue is accrued and earned on the outstanding loan. Although the CECL model results in earlier recognition of credit losses in the statements of earnings, the adoption of CECL results in no changes related to the loan's cash flows or the fundamental economics of the business.
The Company adopted ASU 2016-13 on a modified retrospective basis during the first quarter, which requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this transition method resulted in a cumulative-effect non-cash adjustment of $6.7 million, representing a decrease to the Company's January 1, 2020 retained earnings balance, net of tax. This was due primarily to the recognition of a $9.5 million increase to the allowance for loan losses as a result of the new CECL model. The Company has finalized its CECL controls and accounting policies, which were in place as of January 1, 2020.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(8,818)	$—	$—	$(11,201)	$—

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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,872	$—	$—	$10,131	$—

Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expense (income) or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 6) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long Term Debt[1]	$—	$(122,118)	$—	$—	$(123,705)	$—

1 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $120.0 million at March 31, 2020 and December 31, 2019, respectively.
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2020	December 31, 2019
Loans Receivable, Gross	$99,453	$96,387
Unamortized Fees	(6,712)	(6,223)
Loans Receivable, Amortized Cost	92,741	90,164
Allowance for Loan Losses	(31,594)	(14,911)
Loans Receivable, Net of Allowances and Unamortized Fees	$61,147	$75,253

The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Total
FICO Score Category:
600 or Less	$2,278	$3,823	$1,034	$176	$105	$19	$7,435
Between 600 and 700	14,645	32,952	13,206	7,547	4,229	1,082	73,661
700 or Greater	2,414	4,374	2,086	1,392	1,114	265	11,645
Total Amortized Cost	$19,337	$41,149	$16,326	$9,115	$5,448	$1,366	$92,741

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	March 31, 2020	December 31, 2019
30-59 days past due	6.2%	6.9%
60-89 days past due	3.2%	3.6%
90 or more days past due	4.7%	5.0%
Past due loans receivable	14.1%	15.5%
Current loans receivable	85.9%	84.5%
Balance of Credit Card Loans on Nonaccrual Status	$2,562	$2,284
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

1 Customers that were granted a payment deferral due to factors caused by the COVID-19 pandemic maintained their delinquency status for an additional 30 days. This did not materially impact the aging disclosed above.
The tables below present the components of the allowance for loan losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Beginning Balance	$14,911	$12,970
CECL Transition Adjustment[1]	9,463	—
Provision for Loan Losses	12,722	4,255
Charge-offs	(6,201)	(5,484)
Recoveries	699	622
Ending Balance	$31,594	$12,363

1 Upon the January 1, 2020 adoption of CECL as further described in Note 1 to these condensed consolidated financial statements, the Company increased its allowance for loan losses by $9.5 million, which was recorded as a cumulative-effect adjustment to the opening balance of the Company's 2020 retained earnings adjustment.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the Aaron's Business franchisees under a franchise loan program with one of the banks in our Credit Agreement. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 90 days of the event of default. At March 31, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $19.6 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial, but could be material in a future period primarily due to the uncertainties associated with the COVID-19 pandemic's impact on franchisee operations and financial performance in future periods. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.4 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.
On January 21 and February 19, 2020, the Company amended the franchise loan agreement to, among other changes: (i) reduce the facility commitment from $40.0 million to $35.0 million, (ii) extend the commitment termination date thereunder from October 22, 2020 to January 20, 2021, (iii) amend the definition of adjusted EBITDA to exclude certain charges, and (iv) modify certain other terms and conditions. The terms of the loan facility include an option to further reduce the maximum facility commitment amount by providing written notice to the lender, which the Company subsequently exercised on February 11, 2020 to reduce the facility commitment to $25.0 million.
The Company is subject to financial covenants under the franchise loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 8 to the consolidated financial statements in the 2019 Annual Report. The Company is in compliance with all covenants at March 31, 2020 and believes it will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
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
The Company accrued $182.9 million as of March 31, 2020 and December 31, 2019, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The accrual includes a $175.0 million settlement with the Federal Trade Commission (the "FTC") discussed in more detail below, which is recorded as accrued regulatory expense in the condensed consolidated balance sheet. The Company records the other legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheet. As of March 31, 2020, the Company has a receivable of $6.1 million for anticipated insurance proceeds on outstanding legal matters which is recorded within prepaid expenses and other assets in the condensed consolidated balance sheet. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million as of March 31, 2020.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2020, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $1.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, with Progressive agreeing to a settlement of $175.0 million. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company recognized a charge of $179.3 million during the fourth quarter of 2019, including $4.3 million of incurred legal fees. In January 2020, Progressive and FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020.
In April 2019, the Aaron’s Business, along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws and we have not admitted of any wrongdoing, in August 2019, the Company reached an agreement in principle with the FTC staff to resolve the issues raised in that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, was conditionally approved by the FTC in February 2020, but remains subject to the final approval of the Commission.
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiffs allege that from March 2, 2018 through February 19, 2020, Aaron's made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the Federal Trade Commission's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing segments. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit.
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
Off-Balance Sheet Risk
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $224.0 million and $225.0 million as of March 31, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the January 1, 2020 adoption of CECL as discussed further in Note 1, the Company recorded a reserve for losses on unfunded loan commitments, which was approximately $0.4 million as of December 31, 2019 and was included in accounts payable and accrued expenses in the consolidated balance sheet. Upon the adoption of CECL, the Company reversed the aforementioned reserve for losses on unfunded loan commitments and recorded a corresponding increase of $0.4 million to its January 1, 2020 retained earnings balance.
NOTE 5. SEGMENTS
As of March 31, 2020, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and Vive.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories.
The Aaron's Business offers furniture, home appliances, consumer electronics and accessories to consumers through a lease-to-own agreement through the Company's Aaron's-branded stores in the United States and Canada and e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$658,534	$389,379	$—	$1,047,913
Retail Sales[2]	—	9,531	—	9,531
Non-Retail Sales[2]	—	26,846	—	26,846
Franchise Royalties and Fees[2]	—	6,724	—	6,724
Interest and Fees on Loans Receivable[3]	—	—	9,908	9,908
Other	—	352	—	352
Total	$658,534	$432,832	$9,908	$1,101,274
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $6.7 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.

[2]	Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents revenue by source and by segment for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$523,401	$420,756	$—	$944,157
Retail Sales[2]	—	12,809	—	12,809
Non-Retail Sales[2]	—	36,981	—	36,981
Franchise Royalties and Fees[2]	—	9,207	—	9,207
Interest and Fees on Loans Receivable[3]	—	—	8,646	8,646
Other	—	303	—	303
Total	$523,401	$480,056	$8,646	$1,012,103
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $6.5 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit affects inventory valuation, depreciation and cost of goods sold are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated to the Progressive Leasing and Vive segments based on a percentage of the outstanding balances of their intercompany borrowings and of the debt incurred when they were acquired. The following is a summary of earnings (loss) before income taxes by segment:

	Three Months Ended March 31,
(In Thousands)	2020	2019
(Loss) Earnings Before Income Taxes:
Progressive Leasing	$58,987	$55,388
Aaron's Business[1]	(465,357)	17,588
Vive	(8,083)	(2,668)
Total (Loss) Earnings Before Income Taxes	$(414,453)	$70,308

1 Loss before income taxes for the Aaron's Business during the three months ended March 31, 2020 was impacted by (i) goodwill impairment charges of $446.9 million, (ii) $14.1 million related to an early termination fee for a sales and marketing agreement, and (iii) restructuring charges of $22.3 million related to stores the Company has closed or plans to close in conjunction with its 2020 restructuring plan, which includes operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and workforce reductions.
Earnings before income taxes for the Aaron's Business during the three months ended March 31, 2019 includes restructuring charges of $13.3 million related to closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, and other impairment charges in connection with the Company's strategic decision to close 84 Company-operated stores under the 2019 restructuring program.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	March 31, 2020	December 31, 2019
Assets:
Progressive Leasing	$1,235,893	$1,261,786
Aaron's Business[1,2]	1,215,979	1,740,281
Vive	71,697	85,825
Other[3]	629,386	209,908
Total Assets	$3,152,955	$3,297,800
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $14.1 million and $14.0 million as of March 31, 2020 and December 31, 2019, respectively.
2 During the three months ended March 31, 2020, the Aaron's Business segment assets were impacted by a goodwill impairment charge of $446.9 million to fully write-off its goodwill balance.
3 Corporate-related assets that benefit multiple segments are reported as other assets. During the three months ended March 31, 2020, the increase in corporate-related assets is primarily due to a temporary $300.0 million draw on the Company's revolving credit facility in March 2020, which the Company subsequently repaid on April 30, 2020, that was held as cash as of March 31, 2020.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. RESTRUCTURING
2020 Restructuring Program
During the first quarter of 2020, the Company initiated further restructuring actions related to a real estate repositioning program, which resulted in the closure and consolidation of 40 Company-operated stores during the first quarter of 2020, and we currently expect to close approximately 65 additional stores over the next twelve months. Total net restructuring expenses of $16.4 million were recorded for the three months ended March 31, 2020 under the 2020 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three months ended March 31, 2020 were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges as well as severance charges to rationalize our field support and store support center staff.
The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further rationalize its store base to better align with marketplace demand, including the potential direct or indirect effects of the COVID-19 pandemic. Additional restructuring charges may result from our real estate repositioning and optimization initiatives, which may include investing in our next generation store concepts to appeal to our target customer market in better, more profitable locations.
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its Company-operated Aaron's Business store portfolio, which resulted in the closure and consolidation of 155 underperforming Company-operated stores during 2019. The Company also further rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $4.6 million were recorded for the three months ended March 31, 2020 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three months ended March 31, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes.
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its Company-operated Aaron's Business store portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming Company-operated stores throughout 2016, 2017, and 2018. The Company also optimized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $1.3 million were recorded for the three months ended March 31, 2020 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three months ended March 31, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due mainly to potential future early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes, but do not expect these charges or reversals to be material.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restructuring charges for the three months ended March 31, 2020 and 2019, respectively, under the three programs:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Right-of-Use Asset Impairment	$15,742	$8,723
Operating Lease Charges	1,449	799
Fixed Asset Impairment	2,689	1,497
Severance	2,031	1,136
Other Expenses	375	1,126
Total Restructuring Expenses, Net	$22,286	$13,281

To date, the Company has incurred charges of $42.2 million under the 2016 and 2017 restructuring programs and $43.1 million under the 2019 restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the three months ended March 31, 2020:

(In Thousands)	Severance
Balance at January 1, 2020	$756
Restructuring Severance Charges	2,031
Payments	(1,462)
Balance at March 31, 2020	$1,325

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as (i) the impact of the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of the pandemic and such measures on: (a) demand for the lease-to-own products offered by our Progressive Leasing and Aaron’s Business segments, (b) Progressive Leasing’s retail partners, (c) our customers, including their ability and willingness to satisfy their obligations under their lease agreements, (d) our suppliers’ ability to provide us with the merchandise we need to obtain from them, (e) our associates, (f) our labor needs, including our ability to adequately staff our operations, (g) our financial and operational performance and (h) our liquidity; (ii) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our businesses; (iii) the effects of our announcement of Progressive Leasing’s settlement and court-approved consent order with the FTC on our reputation and business; (iv) our strategic plan, including the Aaron's Business real estate repositioning and consolidation components of that plan, failing to deliver the benefits and outcomes we expect, with respect to improving our Aaron’s Business in particular; (v) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors; (vi) financial challenges faced by our franchisees, which we believe may be exacerbated by the COVID-19 pandemic and related governmental or regulatory measures to combat the pandemic; and (vii) other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report") and under Item 1A, "Risk Factors" of Part II of this Form 10-Q below. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2020 and 2019, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2019 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of March 31, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 22,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Aaron’s Business offers furniture, home appliances, consumer electronics and accessories to consumers with a lease-to-own agreement through its Company-operated stores in the United States, Canada and Puerto Rico, as well as through its e-commerce platform, Aarons.com. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).

Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response, local, state and federal governmental authorities have since issued various forms of stay-at-home orders. Those orders resulted in store closures or reduced hours and scope of operations for many of Progressive Leasing’s retail partners. In addition, demand for those retail partners’ merchandise was unfavorably impacted by their customers voluntarily electing to stay-at-home, even for those retail partners whose stores were able to remain open due to being classified as essential businesses. These developments have had a significant unfavorable impact on Progressive Leasing’s generation of new lease agreements, invoice volumes and revenues. As disclosed in the Current Report on Form 8-K that we filed with the SEC on March 23, 2020, although our Aaron's Business was classified as a provider of essential products in most jurisdictions, and thus, its store showrooms generally were not required to close, the Aaron's Business closed it showrooms and shifted to e-commerce and curbside service only for all of its Company-operated Aaron's stores in order to protect the health and safety of its customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened the majority of our Aaron's Business store showrooms and expect to reopen the remainder of them during the second quarter of 2020, but there can be no assurance that those showrooms will not be closed in future months if, for example, there is a "second wave" or other increase in the number of COVID-19 cases in the areas where our stores are located and we voluntarily close our showrooms to protect the health and safety of our customers and associates, or if governmental authorities issue orders requiring such closures due to COVID-19. We anticipate that the COVID-19 pandemic will continue to adversely impact our operations, financial condition, liquidity and cash flow, the extent of which will depend on the length and severity of the outbreak and related business disruptions, including, for example, whether there is a "second wave" outbreak of COVID-19 cases later in the year. The following summarizes significant developments and operational measures taken by the Company in response to the COVID-19 pandemic:

•
Our primary concern continues to be the health and safety of our associates and customers. Beginning in mid-March, we transitioned nearly all management, Progressive Leasing and store support associates to working remotely from home.

•
Progressive continues to support its retail partners and has adapted to the needs of those who remain open for business via e-commerce and curbside lease transactions, including expanding purchasing options. Progressive is also assisting in local community volunteer efforts in Draper, Utah.

•
We understand many of our customers may be experiencing significant family, health, and/or financial challenges. We are working with our customers to provide various forms of payment deferment options and/or other alternative payment schedules to customers in need.

•
Our commitment to the health and safety of our associates and customers is further evident by our decision to temporarily close the Aaron's Business store showrooms and shift to e-commerce and curbside services only (i.e., customers are not to enter the store showrooms, but may pick up merchandise and make payments outside of the store), which was not a government-mandated action in most jurisdictions as our store operations have been classified as essential operations and are therefore permitted to remain open for business. Further, we are taking significant steps to reduce the risk of exposure, while continuing to provide our customers with the essential products they need such as refrigerators, freezers, mattresses and computers. We are adapting our operations to protect our associates and customers, while still serving our customers who need our products now more than ever. Until further notice, our store associates are not permitted to enter customers' homes for product deliveries or product returns, but rather, must deliver the products to the front door of the customers' homes.

•
As we begin a phased re-opening of our store showrooms over the next several months, we are committing to doing so in a manner that complies with local, state and federal guidelines and that ensures the safety of our associates and customers. Our store associates will wear masks, continue to practice social distancing practices and will adhere to strict cleaning guidelines. Protective sneeze guards will be installed at all store locations, and the configuration of the showrooms will be modified in order to regulate customer traffic.

•
In conjunction with the operational adjustments made at our Company-operated stores, we have accelerated the rollout of Rapid Customer Onboarding, which is a decisioning tool designed to improve our customers' experience by streamlining and standardizing the decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. As of April 30, 2020, Rapid Customer Onboarding is being utilized in all Aaron's Business Company-operated stores in the United States.

•
Our franchisees are facing similar adverse impacts to their businesses; therefore, the Company has, among other things, offered relief through a royalty fee abatement until May 16, 2020 and has made various modifications to payment terms on outstanding accounts receivable from franchisees and to its franchise loan facility.

•
We recognize that during these unprecedented times, it is more important than ever to continue to give back to the communities we serve. Our Woodhaven manufacturing facility in Coolidge, Georgia quickly converted operations to produce personal protection equipment, including masks and gowns, which have been donated to medical and assisted living facilities across the United States. In addition, we have demonstrated our commitment to our communities in other ways, including manufacturing and supplying mattresses to homeless shelters and donating laptop computers to support remote learning for the children of economically challenged families.

•
We continue to monitor the Company's liquidity as the COVID-19 situation evolves. In response to anticipated adverse impacts of COVID-19, the Company temporarily borrowed $300.0 million from its revolving credit facility in March 2020 to bolster the Company's cash position, which we subsequently repaid on April 30, 2020. As of March 31, 2020, the Company had $551.0 million of cash and $186.2 million of additional availability under its revolving credit facility. In addition, the Company has taken the following actions to further preserve and protect its cash position: (i) our executive officers and members of our Board of Directors have taken significant pay cuts; (ii) our Progressive Leasing and Aaron’s Business segments furloughed approximately 2,500 associates; (iii) our Aaron’s Business significantly reduced the amount of inventory it purchased and manufactured; (iv) reduced discretionary spending across the organization; and (v) we are currently negotiating rent concessions with the landlords of Company-operated Aaron’s Business stores. As of April 30, 2020, the Company had $136.5 million of cash and $486.2 million of additional availability under its revolving credit facility.

•	Due to the uncertainties resulting from the COVID-19 pandemic, the Company withdrew its full year 2020 outlook on March 23, 2020.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. We believe a significant portion of our Progressive Leasing, Aaron’s Business and Vive customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to the CARES Act, which have enabled them to continue making the payments they owe us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic. However, we cannot be certain whether those customers will be in a position to continue making payments to us once those CARES Act benefits have been fully utilized by the customers. It is possible that many of our customers will experience unemployment or other economic challenges arising from the COVID-19 pandemic well past their full utilization, and/or the expiration, of those CARES Act stimulus and unemployment benefits, and any related state benefits, which could result in a reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements.
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:

•
The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating an anticipated refund of $84.4 million and an income tax benefit of $34.2 million as of March 31, 2020. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.

•
The Company will defer all payroll taxes permissible in the Act, which generally applies to Social Security taxes, with 50% of the tax payable on December 31, 2021 and the remaining 50% of the tax payable on December 31, 2022.

•	Certain Aaron's Business, Woodhaven and Progressive furlough wages and benefits may be eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the IRS extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states are offering similar deferrals.
The extent to which the COVID-19 pandemic, governmental and regulatory measures related to the pandemic, and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Business Environment
In addition to the recent developments from the COVID-19 pandemic discussed above, the Company remains committed to executing a strategic plan that focuses on the following items that we believe positions us for success over the long-term:

•	Champion compliance;

•	Strengthen relationships of Progressive Leasing current retail partners and merchant partners;

•	Focus on converting existing pipeline into Progressive Leasing retail partners;

•	Enhance our virtual offering at Progressive Leasing;

•	Drive omnichannel demand generation at the Aaron's Business;

•	Evaluate potential opportunities to reposition and reinvest in our real estate at the Aaron's Business; and

•	Manage the Aaron's Business stores with operational excellence.
We believe Aarons.com represents an opportunity to provide our customers with expanded product selections and shopping convenience in the lease-to-own industry, especially during the COVID-19 pandemic. We are focused on engaging customers in ways that are safe and convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offerings.
Finally, we continue to evaluate various Aaron's Business store optimization and real estate initiatives, which may include geographically repositioning and consolidating a significant number of our store locations into larger buildings and/or different geographic locations that we believe will be more advantageous. As a result of store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program in 2020 to further optimize and reposition its Company-operated Aaron's store base portfolio, which resulted in the closure and consolidation of 40 underperforming Company-operated stores during the first three months of 2020 with the expectation to close approximately 65 additional stores over the next twelve months. The Company also further rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions. The Company closed and consolidated a total of 294 underperforming Company-operated stores throughout 2016, 2017, 2018 and 2019 under similar restructuring initiatives. The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further reposition and consolidate its store base to better align with marketplace demand. Additional restructuring charges may result from our strategy to reposition and reinvest in our next generation store concepts to appeal to our target customer market in better, more profitable locations.
Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2020:

•
The Company reported revenues of $1.1 billion in the first quarter of 2020 compared to $1.0 billion for the first quarter of 2019. Losses before income taxes were $414.5 million compared to earnings before income taxes of $70.3 million during the first quarter of 2019. As discussed below, losses before income taxes during the first quarter of 2020 were primarily due to Aaron's Business goodwill impairment charges of $446.9 million.

•
Progressive Leasing reported revenues of $658.5 million in the first quarter of 2020, an increase of 25.8% over the first quarter of 2019. Progressive Leasing's revenue growth is due to a 13.4% increase in total invoice volume, which was driven by a 10.2% increase in the number of active doors and a 2.9% increase in invoice volume per active door. Progressive Leasing's earnings before income taxes increased to $59.0 million compared to $55.4 million during the first quarter of 2019, due mainly to its higher revenue, partially offset by $16.1 million of incremental provisions for uncollectible renewal payments and lease merchandise write-offs recognized due to potential adverse impacts in customer payment behavior driven by the direct or indirect impacts of the COVID-19 pandemic.

•
Aaron's Business revenues decreased to $432.8 million for the first quarter of 2020, compared to $480.1 million in the prior year period. The decrease is primarily due to the net reduction of 183 Company-operated stores during the 15-month period ended March 31, 2020 and a 4.6% decrease in same store revenues in the first quarter of 2020.

•
Aaron's Business losses before income taxes were $465.4 million during the first quarter of 2020 compared to earnings before income taxes of $17.6 million in the prior year period. Losses before income taxes for the Aaron's Business during the first quarter of 2020 includes a goodwill impairment charge of $446.9 million, $14.1 million related to an early termination fee for a sales and marketing agreement, and restructuring charges of $22.3 million related to the Company's closure and consolidation of stores in 2020 and changes in estimates of future sublease activity of vacant closed store properties. Aaron's Business also recognized $5.7 million of incremental allowances for lease merchandise write-offs, franchisee accounts receivable, and reserves on the franchise loan guarantees due to the potential adverse impacts of the COVID-19 pandemic.

•
The Company recorded a net income tax benefit of $134.4 million during the first quarter of 2020 as compared to income tax expense of $14.2 million in the prior year comparable period. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $414.5 million as well as a $34.2 million net tax benefit generated by a net operating loss carryback that the Company will be taking pursuant to the provisions of the CARES Act, as further discussed above.

•
The Company generated cash from operating activities of $227.8 million for the three months ended March 31, 2020 compared to $164.7 million for the comparable period in 2019. The increase in net cash from operating activities was primarily driven by the continued growth of Progressive Leasing as well as lower lease merchandise purchases by the Aaron's Business, partially offset by net income tax refunds of $0.4 million during the first quarter of 2020 compared to net income tax refunds of $15.3 million in the same period in 2019.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume	$447,817	$394,727
The increase in invoice volume was driven by a 10.2% increase in active doors and a 2.9% increase in invoice volume per active door.
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

Active Doors at March 31 (Unaudited)	2020	2019
Progressive Leasing Active Doors	21,816	19,795
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron's Business. For the three months ended March 31, 2020, we calculated this amount by comparing revenues for the three months ended March 31, 2020 to revenues for the comparable period in 2019 for all stores open for the entire 15-month period ended March 31, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues decreased 4.6% for the three months ended March 31, 2020.
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

Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three months ended March 31, 2020 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees primarily include all revenues derived from lease agreements at retail locations serviced by Progressive Leasing and the Aaron's Business Company-operated stores and e-commerce platform. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable renewal payments. Retail sales represent sales of both new and returned lease merchandise from our Company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated by Vive. Other revenues primarily relate to revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Operating Expenses. Operating expenses include personnel costs, occupancy costs, store maintenance, provision for lease merchandise write-offs, shipping and handling, advertising and marketing, the provision for loan losses in our Vive segment, franchisee bad debt expense and provision for franchise loan guarantees, depreciation of property, plant and equipment, intangible asset amortization expense and professional services expense, among other expenses.
Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business store support center and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges and workforce reductions.
Impairment of Goodwill. Impairment of goodwill is the full write-off of the goodwill balance at the Aaron's Business reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Other Operating Expense (Income). Other operating expense (income) consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
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

Results of Operations – Three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$1,047,913	$944,157	$103,756	11.0%
Retail Sales	9,531	12,809	(3,278)	(25.6)
Non-Retail Sales	26,846	36,981	(10,135)	(27.4)
Franchise Royalties and Fees	6,724	9,207	(2,483)	(27.0)
Interest and Fees on Loans Receivable	9,908	8,646	1,262	14.6
Other	352	303	49	16.2
	1,101,274	1,012,103	89,171	8.8
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	597,407	500,820	96,587	19.3
Retail Cost of Sales	6,862	8,632	(1,770)	(20.5)
Non-Retail Cost of Sales	23,581	29,196	(5,615)	(19.2)
Operating Expenses	412,970	387,216	25,754	6.7
Restructuring Expenses, Net	22,286	13,281	9,005	67.8
Impairment of Goodwill	446,893	—	446,893	nmf
Other Operating Expense (Income)	170	(897)	1,067	nmf
	1,510,169	938,248	571,921	61.0
OPERATING (LOSS) PROFIT	(408,895)	73,855	(482,750)	nmf
Interest Income	192	101	91	90.1
Interest Expense	(3,799)	(4,956)	(1,157)	(23.3)
Other Non-Operating (Expense) Income, Net	(1,951)	1,308	(3,259)	nmf
(LOSS) EARNINGS BEFORE INCOME TAXES	(414,453)	70,308	(484,761)	nmf
INCOME TAX (BENEFIT) EXPENSE	(134,448)	14,230	(148,678)	nmf
NET (LOSS) EARNINGS	$(280,005)	$56,078	$(336,083)	nmf
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Progressive Leasing	$658,534	$523,401	$135,133	25.8%
Aaron's Business	432,832	480,056	(47,224)	(9.8)
Vive	9,908	8,646	1,262	14.6
Total Revenues from External Customers	$1,101,274	$1,012,103	$89,171	8.8%

The following table presents revenue by source and by segment for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$658,534	$389,379	$—	$1,047,913
Retail Sales	—	9,531	—	9,531
Non-Retail Sales	—	26,846	—	26,846
Franchise Royalties and Fees	—	6,724	—	6,724
Interest and Fees on Loans Receivable	—	—	9,908	9,908
Other	—	352	—	352
Total Revenues	$658,534	$432,832	$9,908	$1,101,274
The following table presents revenue by source and by segment for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$523,401	$420,756	$—	$944,157
Retail Sales	—	12,809	—	12,809
Non-Retail Sales	—	36,981	—	36,981
Franchise Royalties and Fees	—	9,207	—	9,207
Interest and Fees on Loans Receivable	—	—	8,646	8,646
Other	—	303	—	303
Total Revenues	$523,401	$480,056	$8,646	$1,012,103
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to an increase in total invoice volume, which was driven by a 10.2% increase in active doors and a 2.9% increase in invoice volume per active door, partially offset by an additional provision for uncollectible renewal payments, which was recorded as a reduction to lease revenues and fees, of $4.4 million due to potential adverse customer payment behavior driven by the direct or indirect impacts of the COVID-19 pandemic. The Progressive Leasing segment has experienced declining invoice volumes since the COVID-19 pandemic began in March as a result of many of our retail partners being fully or partly closed temporarily or operating with reduced hours. We expect a reduction in the number of new lease originations from customers through our retail partners. Additionally, a continuation or worsening of current economic conditions may lead to lower consumer confidence which could result in a change in customer behavior, such as our customers not continuing their current lease agreements or not entering into new lease agreements with us. We believe these factors will have an unfavorable impact on the revenues and earnings of Progressive Leasing in future periods, including during 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Aaron's Business. Aaron's Business segment revenues decreased during the three months ended March 31, 2020 due to a $31.4 million decrease in lease revenues and fees and a $10.1 million decrease in non-retail sales. Lease revenues and fees decreased during the three months ended March 31, 2020 primarily due to the net reduction of 183 Company-operated stores during the 15-month period ended March 31, 2020 and a 4.6% decrease in same store revenues. The decrease in non-retail sales is primarily due to the net reduction of 59 franchised stores during the 15-month period ended March 31, 2020 and lower product purchases by franchisees. The Company launched certain sales and marketing initiatives towards the end of 2019, which led to an increase in new customer agreements into the portfolio but also resulted in a redeployment of store labor towards sales activities. This redeployment of store labor resulted in lower collections activity at the end of 2019 which had an unfavorable impact on the size of the Aaron's Business lease portfolio, resulting in decreases in lease revenues and same store revenues in the first quarter of 2020 compared to the prior year period.

In response to the risk presented by the COVID-19 pandemic, in March 2020, the Company voluntarily closed the showrooms for all of its Company-operated Aaron’s Business stores, and moved to an e-commerce and curbside only service model, to protect the health and safety of the Aaron’s Business’ customers and associates, while continuing to provide our customers with the essential products they need such as refrigerators, freezers, mattresses and computers. That closure of all Company-operated store showrooms negatively impacted the volume of new in-store lease agreements, partially offset by increases in e-commerce agreements, in late March and into April 2020. Aaron's Business e-commerce revenues were approximately 11% and 9% of Aaron's Business total lease revenues and fees during the three months ended March 31, 2020 and 2019, respectively. We expect a reduction in the number of new in-store lease agreements generated by the Aaron’s Business as a result of the voluntary closure of its showrooms. Additionally, a continuation or worsening of current economic conditions may lead to lower consumer confidence which could result in a change in customer behavior, such as our customers not continuing their current lease agreements or not entering into new lease agreements with us. Further, our temporary suspension of the franchise royalty fee along with the potential decline in agreement volumes and revenues generated by our franchisees will negatively impact our revenues from franchise royalties and fees.
We believe these factors will have an unfavorable impact on the revenues and earnings of the Aaron’s Business in future periods, including during 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2020 as compared to the first quarter of 2019 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2020	2019	$	%
Personnel Costs	$168,390	$181,750	$(13,360)	(7.4)%
Occupancy Costs	57,493	58,128	(635)	(1.1)
Provision for Lease Merchandise Write-Offs	79,675	56,995	22,680	39.8
Bad Debt Expense and Provision for Franchise Loan Guarantees	3,036	2,767	269	9.7
Shipping and Handling	16,525	19,188	(2,663)	(13.9)
Advertising	12,702	13,583	(881)	(6.5)
Provision for Loan Losses	12,722	4,255	8,467	199.0
Intangible Amortization	7,407	9,997	(2,590)	(25.9)
Professional Services	22,197	6,695	15,502	231.5
Other Operating Expenses	32,823	33,858	(1,035)	(3.1)
Operating Expenses	$412,970	$387,216	$25,754	6.7%
nmf—Calculation is not meaningful
As a percentage of total revenues, operating expenses decreased to 37.5% for the first quarter of 2020 from 38.3% in the same period in 2019.
Personnel costs decreased primarily due to a $16.5 million decrease at our Aaron's Business driven by the reduction of store support center and field support staff from our restructuring programs in 2019 and 2020. This was partially offset by a $4.0 million increase at our Progressive Leasing segment due to hiring to support the growth of Progressive. Beginning in late March 2020, the Aaron's Business and Progressive instituted significant pay cuts for executive officers and furloughed or terminated associates to better align the organization with current operations resulting from the closure of our Aaron's Business showrooms and declining lease originations caused by the COVID-19 pandemic, and thus, we expect its personnel costs in the second quarter to reflect those actions.
The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 8.5% in 2020 compared to 7.0% in 2019. This increase was primarily driven by an incremental provision of $11.7 million recognized due to potential adverse impacts of the COVID-19 pandemic. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business increased to 6.2% in 2020 from 4.8% in 2019. This increase is primarily driven by an incremental provision of $2.7 million recognized due to potential adverse impacts of the COVID-19 pandemic, an increase in the number and type of promotional offerings, higher ticket leases and an increasing mix of e-commerce as a percentage of revenues, which typically results in higher charge-off rates than in-store lease agreements, during the three months ended March 31, 2020.

Bad debt expense and provision for franchise loan guarantees increased as a result of additional allowances and reserves of $3.0 million recognized due to the potential financial health deterioration of certain franchisees as a result of the COVID-19 pandemic.
The provision for loan losses increased primarily due to an incremental allowance of $7.0 million for the forecasted adverse macroeconomic conditions stemming primarily from the COVID-19 pandemic, including higher unemployment rates and market volatility, which were used in estimating our allowance for loan losses as of March 31, 2020. The Company adopted CECL during the first quarter of 2020, which requires entities to consider forecasted macroeconomic conditions in determining their allowance for loan losses.
Professional services increased primarily due to an Aaron's Business early termination fee of $14.1 million for a sales and marketing agreement.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 57.0% from 53.0% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees was 70.4% in 2020 compared to 68.8% in 2019, due to an increase in early buyouts, which have a lower margin, quarter over quarter. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees increased to 34.3% in 2020 from 33.5% in the prior year due to higher depreciation on merchandise not on lease during 2020 as compared to 2019 and the impact of COVID-19 driving lower cash collections during the second half of March 2020.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 72.0% from 67.4% primarily due to higher sales price discounting of pre-leased merchandise and higher inventory purchase cost during 2020 as compared to 2019.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 87.8% from 78.9% primarily due to higher inventory purchase cost during 2020 as compared to 2019.
Restructuring expenses, net. Restructuring activity for the three months ended March 31, 2020 was comprised of expenses of $22.3 million, which were primarily operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges and workforce reductions for Aaron's Business stores identified for future closure during the first quarter of 2020.
Impairment of goodwill. During the three months ended March 31, 2020, the Company recorded a loss of $446.9 million within the Aaron's Business segment to fully write-off its goodwill balance. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Other operating expense (income). Other operating expense (income) consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries. Other operating expense was not significant during the three months ended March 31, 2020. Other operating income during the three months ended March 31, 2019 included a $0.9 million gain on insurance recoveries related to payments received from insurance carriers for Hurricanes Harvey and Irma claims in excess of the related property insurance receivables.
Operating (Loss) Profit
Interest expense. Interest expense decreased to $3.8 million in 2020 from $5.0 million in 2019 due primarily to a lower outstanding average debt balance in the period and lower average interest rate on our revolving credit and term loan facility during the three months ended March 31, 2020, partially offset by interest expense incurred related to the temporary $300.0 million draw on our revolving credit facility in March 2020, which we subsequently repaid on April 30, 2020.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement losses and gains resulting from net changes in the value of the U.S. dollar against the Canadian dollar were not significant during the three months ended March 31, 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $1.9 million during the three months ended March 31, 2020 and net gains of $1.3 million during the three months ended March 31, 2019.

(Loss) Earnings Before Income Taxes
Information about our (loss) earnings before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2020	2019	$	%
(LOSS) EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$58,987	$55,388	$3,599	6.5%
Aaron's Business	(465,357)	17,588	(482,945)	nmf
Vive	(8,083)	(2,668)	(5,415)	(203.0)
Total (Loss) Earnings Before Income Taxes	$(414,453)	$70,308	$(484,761)	nmf
nmf—Calculation is not meaningful
The factors impacting the change in (loss) earnings before income taxes are discussed above.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $134.4 million for the three months ended March 31, 2020 as compared to income tax expense of $14.2 million in the prior year comparable period. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $414.5 million as well as a discrete income tax benefit generated by the provisions of the CARES Act. The CARES Act, among other things, (i) waived the 80% taxable income limitation on the use of net operating losses which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (ii) provided that net operating losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. These CARES Act provisions resulted in a $34.2 million net tax benefit driven by the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit is recognized at 35%.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2019 to March 31, 2020 include:

•	Cash and cash equivalents increased $493.3 million to $551.0 million at March 31, 2020. For additional information, refer to the "Liquidity and Capital Resources" section below.

•
Lease merchandise decreased $155.8 million due to lower inventory purchases at the Aaron's Business as a result of store closures and related initiatives in 2020 and reduction in inventory balances at Progressive Leasing due to timing of early buyouts, which are seasonally higher in the first quarter.

•	Operating lease right-of-use assets decreased $29.7 million primarily due to impairment charges recorded in connection with restructuring actions at the Aaron's Business.

•
Goodwill decreased to $288.8 million at March 31, 2020 due to an impairment charge of $446.9 million to recognize a full impairment of the goodwill within the Aaron's Business reporting unit. For additional information, refer to Note 1 to these condensed consolidated financial statements.

•
Income tax receivable increased $44.1 million due primarily to the anticipated refund of $84.4 million generated by provisions of the CARES Act as described above, partially offset by current tax expense, which results in a future tax payment obligation recognized during the three months ended March 31, 2020.

•
Debt increased $305.0 million due to a temporary $300.0 million draw on the Company's revolving credit facility in March 2020, which was subsequently repaid on April 30, 2020, and additional borrowings of $5.6 million under the term loan in January 2020.

Liquidity and Capital Resources
Actions Taken in Response to the COVID-19 Pandemic and its Impact on Our Future Cash Position
Due to the adverse impact the COVID-19 pandemic has had on the U.S. economy and on the operations and financial performance of our business segments, including a significant decline in the number of new lease agreements generated by our Progressive Leasing and Aaron’s Business segments during March, April and early May 2020, and given the uncertainty regarding the duration and extent of the unfavorable impacts the pandemic may have on the economy, including the capital markets, and on our customers and the operations and financial performance of our business segments, the Company has been especially focused on preserving and protecting its liquidity position. It has taken several steps to increase, preserve and protect its cash position, for example, including: (i) temporarily borrowing $300 million from its revolving credit facility during March 2020, which we subsequently repaid on April 30, 2020; (ii) instituting significant pay cuts for our executive officers and members of our Board of Directors; (iii) furloughing approximately 2,500 associates; (iv) significantly reducing the amount of inventory the Aaron’s Business purchased and manufactured; (v) reduced discretionary spending across the organization; and (vi) negotiating rent concessions with the landlords of Company-operated Aaron’s Business stores. Offsetting these steps to increase and preserve liquidity were cash outflows for (i) the $175 million cash payment on April 27, 2020 to settle the Progressive Leasing FTC matter, and (ii) the scheduled $60 million principal payment on our outstanding unsecured senior notes.
Despite taking the steps discussed above, we believe the Company may experience a temporary decrease in its liquidity position in future periods due primarily to the combination of: (i) a reduction in revenue attributable to the decrease in the number of new customer lease agreements generated by the Progressive Leasing and Aaron’s Business segments during March, April and early May 2020, as a result of the COVID-19 pandemic, including our decision to close all of our Aaron’s Business showrooms to protect the health and safety of our customers and associates, as well as changes in customer behaviors driven by a continuation or worsening of current economic conditions; (ii) an increase in cash outflows, before there has been a meaningful increase in cash inflows derived from newly generated customer leases, as the Aaron’s Business brings back a portion of its furloughed associates to staff its showrooms and other operations that have reopened, and begins to purchase and manufacture inventory again, and Progressive Leasing brings back a portion of its furloughed associates in anticipation of an increase in its requirements for revenues, customer service and other associates; (iii) if invoice volumes were to increase for Progressive Leasing, the cash outflows for the purchase of inventory from the third-party retailers will be required at the time of lease origination, while the associated cash inflows from customer lease payments is estimated to be received over time; (iv) the temporary suspension of the franchisee royalty fee obligation; and (v) the various forms of payment deferment options we are providing our customers that are experiencing hardships. The Company intends to continue to closely monitor its liquidity position and capital requirements as the impacts of the COVID-19 pandemic on the economy and the Company’s businesses and financial position continue to unfold in the coming periods.
General
Our ongoing primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment, including leasehold improvements for our next generation store concepts; (ii) expenditures for acquisitions, including franchisee acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for Vive; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:

•	cash flows from operations;

•	private debt offerings;

•	bank debt; and

•	stock offerings.
As of March 31, 2020, the Company had $551.0 million of cash and $186.2 million of availability under its revolving credit facility. As discussed in Note 4 to the condensed consolidated financial statements, the Company has accrued $175.0 million related to Progressive Leasing's settlement of the FTC matter. Following the FTC's approval of that settlement on April 17, 2020, and the approval of the consent order related thereto by the United States District Court for the Northern District of Georgia on April 22, 2020, the Company made that payment to the FTC on April 27, 2020 with cash on hand.

In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes and repaid in full the $300.0 million outstanding balance on its revolving credit facility. As of April 30, 2020, the Company had $136.5 million of cash and $486.2 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $227.8 million and $164.7 million during the three months ended March 31, 2020 and 2019, respectively. The $63.0 million increase in operating cash flows was primarily driven by the continued growth of Progressive Leasing as well as lower lease merchandise purchases at the Aaron's Business, partially offset by net income tax refunds of $0.4 million during the first quarter of 2020 compared to net income tax refunds of $15.3 million in the same period in 2019. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2020.
Cash Used in Investing Activities
Cash used in investing activities was $30.6 million and $26.0 million during the three months ended March 31, 2020 and 2019, respectively. The $4.6 million increase in investing cash outflows was primarily due to $7.0 million higher net cash outflows for investments in Vive loans receivable, partially offset by $2.6 million lower outflows for the acquisition of businesses and customer agreements in 2020 as compared to 2019.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $296.2 million during the three months ended March 31, 2020 compared to cash used in financing activities of $29.9 million during the three months ended March 31, 2019. The $326.1 million fluctuation in financing cash outflows was primarily due to net borrowings of debt of $305.2 million during 2020 compared to net repayments of $16.6 million during 2019.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of March 31, 2020, we have the authority to purchase additional shares up to our remaining authorization limit of $262.0 million.
Dividends
We have paid quarterly cash dividends for 33 consecutive years. At its November 2019 meeting, our board of directors increased the quarterly dividend to $0.04 per share from $0.035 per share, representing the Company's 17th consecutive annual increase. Aggregate dividend payments for the three months ended March 31, 2020 were $2.7 million. We expect to continue paying this quarterly cash dividend.
Debt Financing
As of March 31, 2020, $225.0 million in term loans and $300.0 million in borrowings were outstanding under the revolving credit and term loan agreement that matures on January 21, 2025. The Company subsequently repaid the $300.0 million outstanding on the revolving credit facility on April 30, 2020. The total available credit under our revolving credit facility as of March 31, 2020 was $186.2 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of March 31, 2020, the Company had outstanding $120.0 million in aggregate principal amount of senior unsecured notes issued in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017. In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes.

Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at March 31, 2020 and believe that we will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
Commitments
Income Taxes
During the three months ended March 31, 2020, we received net tax refunds of $0.4 million. Within the next nine months, we anticipate we will make $76.0 million in estimated tax payments for U.S. federal income taxes and $7.0 million for state income taxes. In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback. The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating an anticipated federal income tax refund of $84.4 million. Furthermore, the Company estimates it will receive $3.0 million in federal income tax refunds during the year ended December 31, 2021. Refer to "CARES Act Considerations" for further discussion of tax relief options under the CARES Act.
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
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $321.0 million as of December 31, 2019, of which approximately 88% is expected to reverse as a deferred income tax benefit in 2020 and most of the remainder during 2021. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2019.
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with several banks, under which the maximum facility commitment amount under the franchisee loan program was $25.0 million as of March 31, 2020. At March 31, 2020, the total amount that we might be obligated to repay in the event franchisees defaulted was $19.6 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. However, due to the uncertainty related to the impact of the COVID-19 pandemic and possible related governmental measures to control the pandemic, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the franchise loan facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. That liability was $2.4 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Other than the $300.0 million temporary draw on the Company's revolving credit facility, which was repaid by the Company on April 30, 2020, and the $175.0 million payment to the FTC for settlement of the Progressive Leasing FTC matters as described within the "Liquidity and Capital Resources" section above, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Unfunded Lending Commitments
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $224.0 million and $225.0 million as of March 31, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2019 Annual Report. Accounting policies herein have also been updated as applicable to describe the impacts of the COVID-19 pandemic.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2020, we had $120.0 million of senior unsecured notes outstanding at a fixed rate of 4.75%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of March 31, 2020 consisted of $300.0 million in revolving credit borrowings, which were subsequently repaid on April 30, 2020, and $225.0 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBOR rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of March 31, 2020, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $5.3 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 4 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2019 Annual Report except as follows:

The COVID-19 pandemic has had, and is expected to continue to have, among other risks, an adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business, results of operations, and financial condition, among other risks. As the virus continues to unfold in the United States, or if other pandemics, epidemics or similar public health threats (or fears of such events) were to occur, our business, results of operations and financial condition may be materially and adversely affected. The extent to which the COVID-19 pandemic ultimately impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity and duration of the outbreak, including whether there is a "second wave" or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where our Aaron's Business stores and Progressive Leasing's retail partners' stores operate, and how widespread any such additional wave of infections may become; governmental, business and other actions, including the possibility of additional state or local emergency or executive orders that, unlike recent governmental orders of that nature, may not deem our businesses to be essential; the health of and the effect on our workforce; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our associates. Furthermore, the COVID-19 pandemic has caused significant volatility in U.S. equity markets and, as a result, the price and trading volume of the Company’s common stock has similarly experienced significant fluctuations, which we expect will continue until more normalized business conditions return. In addition, if the pandemic continues to create disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
We also cannot predict the impact that COVID-19 will have on third parties critical to our success, such as Progressive Leasing’s retail partners, each of which has experienced its own significant operational disruptions, including store closures and reduced hours of operations. As we have disclosed previously, Progressive Leasing’s largest retail partners have a significant impact on our operating revenues even in a normalized operating environment and, in light of COVID-19, their significance is likely to grow. For example, during 2019, three retail partners each individually provided greater than 10% of the lease merchandise acquired by Progressive Leasing and subsequently leased to customers, and the top ten retail partners provided approximately 68% of that merchandise. In addition, the customers that Progressive Leasing obtained through its relationship with one of its retail partners, Big Lots Stores, Inc., accounted for 12% of our consolidated revenues for our 2019 fiscal year. Any extended operational disruptions to, or financial distress of, any of those retail partners due to COVID-19 could have a material adverse impact on our results of operations, as could a situation where the customers of those retail partners, some of whom, in-turn, become the customers of Progressive Leasing through Progressive’s lease-to-own offering, decrease the frequency and size of their transactions with those retail partners, or cease shopping with those retail partners, due to economic distress experienced by those customers and/or fear of entering the retail partners’ locations, as a result of the COVID-19 pandemic.

In response to the virus, beginning in mid-March 2020 the Aaron’s Business largely shifted to e-commerce and curbside service for its Company-operated stores. While the Aaron’s Business just recently began to re-open its store showrooms, there can be no assurances that the Company will not be required to, or will not voluntarily elect to, temporarily close some or all of the Aaron’s Business showrooms in future periods, in order to protect the health and safety of the Aaron’s Business’s customers and associates, in response to another outbreak or “wave” of COVID-19 cases. In addition, factors that will negatively impact its ability to successfully resume full operations during the current outbreak of COVID-19 or another pandemic, epidemic or similar public health threat include:

•	the ability to attract customers to store showrooms given the risks, or perceived risks, of gathering in public places;

•	the ability to retain and reinstate furloughed associates to assist in the re-openings of showrooms and fulfillment centers;

•	supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; and

•	fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending.
In addition, beginning in March 2020, the Aaron’s Business temporarily suspended its royalty fee of 6% of weekly cash revenue collections required to be paid by Company franchisees. While the Company expects to reinstate its franchisee royalty fee during the second quarter of 2020, there can be no assurance the suspension will not be continued into future periods if circumstances warrant. The Aaron’s Business, Progressive Leasing, and Vive have offered, and are continuing to offer, programs to support their customers, including payment deferrals, which may negatively impact our revenues and other results of operations in the near term. Notwithstanding these customer support programs, a continuation or worsening of current economic conditions may result in lower consumer confidence and our customers not entering into lease modifications or continuing to pay their lease obligations at all, and not entering into new lease agreements with us, adversely affecting our business and results more substantially over a longer period.
Beginning in mid-March 2020, we transitioned nearly all management, store support and Progressive Leasing associates to working from home. Previously, only a small portion of these associates worked from a location other than one of our offices. As we adapt to this new way of working, it may become less effective, particularly for our Progressive and Aaron's Business associates who are tasked with customer service and collections. The pandemic has required us and our third-party vendors to activate business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. Finally, as many of our associates are now working from home, we are increasingly reliant on select vendors, including those we have no direct relationship with such as our associates' internet service providers, to maintain reliable high-speed access to our internal networks. Failure by such third-party providers would impact our operations. Efforts by us, our vendors, and their vendors to continue to adapt operations to this new environment, may introduce additional vulnerabilities to the Company’s operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
The extent of the impact of the outbreak of COVID-19 on our business, results of operations and financial condition, including any further goodwill impairment or other asset impairments to our business segments as described in this Report, will depend largely on future developments, including the severity and duration of the outbreak in the U.S. and whether there are “second waves” or other meaningful increases in the number of COVID-19 cases in future periods, the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. COVID-19 presents material uncertainty and risk with respect to our business going forward and our future results of operations and financial condition. COVID-19 may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, including, among others, those relating to the implementation of our aggressive strategic plan within the Aaron’s Business and the challenges the Aaron’s Business faces, including its high fixed-cost operating model.

Given the nature of the COVID-19 crisis, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
We believe Progressive Leasing’s proprietary, centralized customer lease decisioning process to be a key to the success of the Progressive Leasing business. That and other decisioning processes and tools are also used to approve customers of Vive and our Aarons.com e-commerce offering, and, as we have disclosed above, as a result of the shift in operations driven by the COVID-19 pandemic, we have accelerated the rollout of centralized lease decisioning processes in all of our Company-operated Aaron’s stores in the United States as of April 30, 2020. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the crisis, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance (and, with respect to Vive, its provision for loan losses) being insufficient.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2020 through January 31, 2020	—	—	—	$262,010,238
February 1, 2020 through February 29, 2020	—	—	—	262,010,238
March 1, 2020 through March 31, 2020	—	—	—	262,010,238
Total	—		—
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Bylaws of Aaron’s Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2020).

10.1	Consent Agreement dated February 21, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

10.2	Consent Order dated April 22, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)