Form 10-Q
period 2020-06-30
AARON'S INC
filed 2020-07-29
CIK 706688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 22, 2020
Common Stock, $0.50 Par Value	67,140,559

AARON’S, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$313,057	$57,755
Accounts Receivable (net of allowances of $73,294 in 2020 and $76,293 in 2019)	79,933	104,159
Lease Merchandise (net of accumulated depreciation and allowances of $878,259 in 2020 and $896,056 in 2019)	1,119,640	1,433,417
Loans Receivable (net of allowances and unamortized fees of $37,649 in 2020 and $21,134 in 2019)	58,870	75,253
Property, Plant and Equipment at Cost (net of accumulated depreciation of $326,340 in 2020 and $311,252 in 2019)	228,088	237,666
Operating Lease Right-of-Use Assets	279,802	329,211
Goodwill	288,801	736,582
Other Intangibles (net of accumulated amortization of $164,324 in 2020 and $151,932 in 2019)	176,104	190,796
Income Tax Receivable	57,487	18,690
Prepaid Expenses and Other Assets	113,920	114,271
Total Assets	$2,715,702	$3,297,800
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$249,182	$272,816
Accrued Regulatory Expense	—	175,000
Deferred Income Taxes Payable	234,380	310,395
Customer Deposits and Advance Payments	89,435	91,914
Operating Lease Liabilities	335,705	369,386
Debt	285,801	341,030
Total Liabilities	1,194,503	1,560,541
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2020 and December 31, 2019; Shares Issued: 90,752,123 at June 30, 2020 and December 31, 2019	45,376	45,376
Additional Paid-in Capital	290,653	290,229
Retained Earnings	1,805,869	2,029,613
Accumulated Other Comprehensive Loss	(1,442)	(19)
	2,140,456	2,365,199
Less: Treasury Shares at Cost
Common Stock: 23,613,045 Shares at June 30, 2020 and 24,034,053 at December 31, 2019	(619,257)	(627,940)
Total Shareholders’ Equity	1,521,199	1,737,259
Total Liabilities & Shareholders’ Equity	$2,715,702	$3,297,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$969,987	$907,565	$2,017,900	$1,851,722
Retail Sales	14,020	8,898	23,551	21,707
Non-Retail Sales	33,044	34,124	59,890	71,105
Franchise Royalties and Fees	3,365	8,605	10,089	17,812
Interest and Fees on Loans Receivable	9,414	8,610	19,322	17,256
Other	289	339	641	642
	1,030,119	968,141	2,131,393	1,980,244
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	547,551	474,868	1,144,958	975,688
Retail Cost of Sales	9,065	5,651	15,927	14,283
Non-Retail Cost of Sales	29,316	28,948	52,897	58,144
Operating Expenses	343,850	383,576	756,820	770,792
Restructuring Expenses, Net	6,991	18,738	29,277	32,019
Impairment of Goodwill	—	—	446,893	—
Other Operating (Income) Expense, Net	(96)	(3,486)	74	(4,383)
	936,677	908,295	2,446,846	1,846,543
OPERATING PROFIT (LOSS)	93,442	59,846	(315,453)	133,701
Interest Income	227	944	419	1,045
Interest Expense	(2,853)	(4,300)	(6,652)	(9,256)
Other Non-Operating Income (Expense), Net	1,721	329	(230)	1,637
EARNINGS (LOSS) BEFORE INCOME TAXES	92,537	56,819	(321,916)	127,127
INCOME TAX EXPENSE (BENEFIT)	24,160	14,169	(110,288)	28,399
NET EARNINGS (LOSS)	$68,377	$42,650	$(211,628)	$98,728
EARNINGS (LOSS) PER SHARE
Basic	$1.02	$0.63	$(3.16)	$1.46
Assuming Dilution	$1.01	$0.62	$(3.16)	$1.44
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.040	$0.035	$0.080	$0.070
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,097	67,687	66,959	67,492
Assuming Dilution	67,523	68,793	66,959	68,784
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net Earnings (Loss)	$68,377	$42,650	$(211,628)	$98,728
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	331	618	(1,423)	1,042
Total Other Comprehensive Income (Loss)	331	618	(1,423)	1,042
Comprehensive Income (Loss)	$68,708	$43,268	$(213,051)	$99,770
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(211,628)	$98,728
Adjustments to Reconcile Net (Loss) Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,144,958	975,688
Other Depreciation and Amortization	50,154	53,862
Accounts Receivable Provision	158,587	137,611
Provision for Credit Losses on Loans Receivable	16,150	9,223
Stock-Based Compensation	12,487	14,231
Deferred Income Taxes	(73,656)	19,928
Impairment of Goodwill and Other Assets	468,634	26,267
Non-Cash Lease Expense	50,638	58,073
Other Changes, Net	5,109	(3,390)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,032,977)	(1,141,863)
Book Value of Lease Merchandise Sold or Disposed	201,058	196,219
Accounts Receivable	(134,467)	(126,112)
Prepaid Expenses and Other Assets	(4,711)	(6,847)
Income Tax Receivable	(38,797)	17,227
Operating Lease Liabilities	(53,544)	(62,541)
Accounts Payable and Accrued Expenses	(19,713)	(21,465)
Accrued Regulatory Expense	(175,000)	—
Customer Deposits and Advance Payments	(2,527)	(200)
Cash Provided by Operating Activities	360,755	244,639
INVESTING ACTIVITIES:
Investments in Loans Receivable	(39,986)	(29,506)
Proceeds from Loans Receivable	32,248	27,720
Outflows on Purchases of Property, Plant and Equipment	(33,885)	(48,059)
Proceeds from Property, Plant and Equipment	2,220	1,425
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(1,209)	(7,612)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	359	755
Cash Used in Investing Activities	(40,253)	(55,277)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	—	(16,000)
Proceeds from Debt	5,625	—
Repayments on Debt	(60,748)	(61,465)
Dividends Paid	(5,351)	(4,717)
Acquisition of Treasury Stock	—	(14,414)
Issuance of Stock Under Stock Option Plans	2,250	5,056
Shares Withheld for Tax Payments	(5,877)	(12,977)
Debt Issuance Costs	(1,020)	—
Cash Used in Financing Activities	(65,121)	(104,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(79)	119
Increase in Cash and Cash Equivalents	255,302	84,964
Cash and Cash Equivalents at Beginning of Period	57,755	15,278
Cash and Cash Equivalents at End of Period	$313,057	$100,242
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and adverse impacts on many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and six months ended June 30, 2020 have been identified under the respective sections. Additionally, there are significant uncertainties regarding the future scope and nature of these impacts, which continue to evolve each day. For a discussion of operational measures taken, as well as trends and uncertainties that have affected our business, as a result of the COVID-19 pandemic see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the "Recent Developments," "Results of Operations", "Liquidity and Capital Resources", and Part II, Item 1A "Risk Factors", below.
Description of Business
Aaron's, Inc. (the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Vive. We have updated all disclosures and references to Dent-A-Med, Inc. and/or DAMI in this Quarterly Report on Form 10-Q to reflect the operating segment's new name, "Vive." On July 29, 2020, the Company announced its intention to separate into two independent, publicly traded companies: (i) Progressive (comprised of Progressive Leasing and Vive) and (ii) Aaron's (comprised of the Aaron’s Business).
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
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume[1]	$394,335	$403,410
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
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of June 30 (Unaudited)	2020	2019
Company-operated Aaron's Branded Stores	1,098	1,171
Franchised Stores	316	357
Systemwide Stores	1,414	1,528
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") filed with the U.S. Securities and Exchange Commission on February 20, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron's, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2019 Annual Report for expanded discussion of accounting policies and estimates. Discussions of accounting estimates and application of accounting policies herein have also been updated as applicable to describe the impacts of the COVID-19 pandemic described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2020	2019	2020	2019
Weighted Average Shares Outstanding	67,097	67,687	66,959	67,492
Dilutive Effect of Share-Based Awards[1]	426	1,106	—	1,292
Weighted Average Shares Outstanding Assuming Dilution	67,523	68,793	66,959	68,784
1 There was no dilutive effect to the earnings (loss) per common share for the six months ended June 30, 2020 due to the net loss incurred in the year-to-date period.
Approximately 1,429,000 and 1,908,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Franchise Royalties and Fees
The Company has no current plans to franchise additional Aaron's stores. Franchisees have historically paid an ongoing royalty fee of 6% of the weekly cash revenue collections, which is recognized as the fees become due. In response to the COVID-19 pandemic, the Company temporarily suspended, as opposed to deferring, the royalty fee obligation in March 2020, effectively forgiving the franchisee royalty payments that otherwise would have been due during the suspension period. The Company reinstated the requirement that franchisees make royalty payments during the second quarter of 2020, but there can be no assurance that the Company will not implement another suspension or a deferral of franchisee royalty payments in future periods, such as, for example, in response to our franchisees experiencing financial difficulty due to a resurgence of COVID-19 cases.
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
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2020	December 31, 2019
Customers	$57,134	$76,819
Corporate	12,141	14,109
Franchisee	10,658	13,231
Accounts Receivable	$79,933	$104,159
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
Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance for accounts receivable as of June 30, 2020; therefore, actual accounts receivable write-offs could differ materially from the allowance.
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2020	2019
Bad Debt Expense[1]	$1,016	$1,166
Provision for Returns and Uncollectible Renewal Payments	157,571	136,445
Accounts Receivable Provision	$158,587	$137,611
1 Bad debt expense is recorded within operating expenses in the condensed consolidated financial statements.
Lease Merchandise
The Company's lease merchandise consists primarily of furniture, appliances, electronics, jewelry and a variety of other products and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise to a 0% salvage value generally over 12 months. The Company's Aaron's Business segment begins depreciating merchandise at the earlier of 12 months and one day from purchase or when the item is leased. Aaron's Business depreciates merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon the early payout of a lease.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2020	December 31, 2019
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$969,364	$1,156,798
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances	150,276	276,619
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,119,640	$1,433,417
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records a provision for write-offs on the allowance method, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our businesses. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance as of June 30, 2020; therefore, actual lease merchandise write-offs could differ materially from the allowance. The provision for write-offs is included in operating expenses in the accompanying condensed consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net within the condensed consolidated balance sheets:

	Six Months Ended June 30,
(In Thousands)	2020	2019
Beginning Balance	$61,185	$46,694
Merchandise Written off, net of Recoveries	(119,221)	(105,571)
Provision for Write-offs	130,039	117,994
Ending Balance	$72,003	$59,117
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2020, management considered other qualitative factors such as the beneficial impact of recent government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures may have contributed to the recent favorable cardholder payment trends we are experiencing. We also considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.
Delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company has granted affected customers payment deferrals while allowing them to maintain their delinquency status for an additional 30 days per deferral. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2020 and December 31, 2019 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	June 30, 2020	December 31, 2019
600 or Less	7.5%	6.7%
Between 600 and 700	79.8%	80.1%
700 or Greater	12.7%	13.2%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2020	December 31, 2019
Prepaid Expenses	$49,134	$45,034
Prepaid Insurance	29,086	26,393
Assets Held for Sale	9,193	10,131
Deferred Tax Asset	826	826
Other Assets	25,681	31,887
Prepaid Expenses and Other Assets	$113,920	$114,271
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2020 and December 31, 2019. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount of the properties held for sale as of June 30, 2020 and December 31, 2019 is $9.2 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2020	December 31, 2019
Accounts Payable	$56,680	$89,959
Accrued Insurance Costs	54,314	44,032
Accrued Salaries and Benefits	53,636	43,972
Accrued Real Estate and Sales Taxes	34,394	32,763
Other Accrued Expenses and Liabilities	50,158	62,090
Accounts Payable and Accrued Expenses	$249,182	$272,816
Debt
During the first quarter of 2020, the Company temporarily borrowed $300.0 million from its revolving credit facility to preserve and protect its cash position in light of the COVID-19 pandemic. This amount was subsequently repaid on April 30, 2020. The total available credit under our revolving credit facility as of June 30, 2020 was $486.2 million.
At June 30, 2020, the Company was in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants. See Note 8 to the consolidated financial statements in the 2019 Annual Report for further information regarding the Company's indebtedness.
Leases
In response to the adverse impacts of the COVID-19 pandemic on the Aaron's Business, the Company negotiated lease concessions for approximately 175 of our Company-operated Aaron's store locations and received near-term rent abatements and deferrals of approximately $1.8 million as of June 30, 2020. On April 10, 2020, the Financial Accounting Standards Board ("FASB") issued guidance for lease concessions executed in response to the COVID-19 pandemic, which provides a practical expedient to forego an evaluation of whether a lease concession should be accounted for as a modification if the concession does not result in a substantial increase of the lessee's obligations. The Company has elected to apply this guidance to all lease concessions negotiated as a result of the COVID-19 pandemic that meet these criteria.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Progressive Leasing	Aaron’s Business	Total
Balance at December 31, 2019	$288,801	$447,781	$736,582
Acquisition Accounting Adjustments	—	53	53
Disposals, Currency Translation and Other Adjustments	—	(941)	(941)
Impairment Loss	—	(446,893)	(446,893)
Balance at June 30, 2020	$288,801	$—	$288,801

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of one or more reporting units exceeds the reporting units' fair value. The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business segment as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Company's stock price and market capitalization in March 2020; (ii) the temporary closure of all Company-operated store showrooms due to the COVID-19 pandemic, which adversely impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the Aaron's Business fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, the Company determined the Aaron's Business goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Aaron’s Business reporting unit. This entailed an assessment of the Aaron's Business reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflects assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the Aaron's Business reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill.
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
As of October 1, 2019, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed. As of March 31, 2020, the Company performed certain qualitative and quantitative procedures to estimate the Progressive Leasing's reporting unit fair value, primarily for purposes of reconciling the estimated fair values of the Company's reporting units to the Company's overall market capitalization, and concluded that a quantitative assessment was not necessary at that time. Subsequent to these procedures, the Company's overall market capitalization significantly increased during the second quarter of 2020 and nearly all of Progressive Leasing's merchant partners have reopened most or all of their physical store locations. As a result, the Company concluded that it is not more likely than not that the fair value of the Progressive Leasing reporting unit is below its carrying amount based on the significance of Progressive Leasing's estimated fair value in excess of carrying value.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the six months ended June 30, 2020 and 2019 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614
Cash Dividends, $0.04 per share	—	—	—	—	(2,701)	—	(2,701)
Stock-Based Compensation	—	—	—	6,856	—	—	6,856
Reissued Shares	53	1,392	—	330	—	—	1,722
Repurchased Shares	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	68,377	—	68,377
Foreign Currency Translation Adjustment	—	—	—	—	—	331	331
Balance, June 30, 2020	(23,613)	$(619,257)	$45,376	$290,653	$1,805,869	$(1,442)	$1,521,199

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	$(563,583)	$45,376	$270,727	$2,061,651	$(663)	$1,813,508
Cash Dividends, $0.035 per share	—	—	—	—	(2,386)	—	(2,386)
Stock-Based Compensation	—	—	—	6,522	—	—	6,522
Reissued Shares	113	2,776	—	284	—	—	3,060
Repurchased Shares	(243)	(14,414)	—	—	—	—	(14,414)
Net Earnings	—	—	—	—	42,650	—	42,650
Foreign Currency Translation Adjustment	—	—	—	—	—	618	618
Balance, June 30, 2019	(23,205)	$(575,221)	$45,376	$277,533	$2,101,915	$(45)	$1,849,558

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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company adopted ASU 2016-13 on a modified retrospective basis during the first quarter of 2020, which required a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this transition method resulted in a cumulative-effect non-cash adjustment of $6.7 million, representing a decrease to the Company's January 1, 2020 retained earnings balance, net of tax. This was due primarily to the recognition of a $9.5 million increase to the allowance for loan losses as a result of the new CECL model. The Company has finalized its CECL controls and accounting policies, which were in place as of January 1, 2020.
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,657)	$—	$—	$(11,201)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$9,193	$—	$—	$10,131	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating (income) expense, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 6) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long Term Debt[1]	$—	$(62,431)	$—	$—	$(123,705)	$—
1 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $60.0 million and $120.0 million at June 30, 2020 and December 31, 2019, respectively.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2020	December 31, 2019
Loans Receivable, Gross	$96,519	$96,387
Unamortized Fees	(6,956)	(6,223)
Loans Receivable, Amortized Cost	89,563	90,164
Allowance for Loan Losses	(30,693)	(14,911)
Loans Receivable, Net of Allowances and Unamortized Fees	$58,870	$75,253
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Total
FICO Score Category:
600 or Less	$3,237	$2,781	$840	$130	$86	$16	$7,090
Between 600 and 700	24,541	25,584	10,656	6,042	3,485	962	71,270
700 or Greater	4,248	3,078	1,604	1,123	929	221	11,203
Total Amortized Cost	$32,026	$31,443	$13,100	$7,295	$4,500	$1,199	$89,563
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	June 30, 2020	December 31, 2019
30-59 days past due	5.1%	6.9%
60-89 days past due	2.5%	3.6%
90 or more days past due	3.6%	5.0%
Past due loans receivable	11.2%	15.5%
Current loans receivable	88.8%	84.5%
Balance of Credit Card Loans on Nonaccrual Status	$2,038	$2,284
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 Customers that were granted a payment deferral due to factors caused by the COVID-19 pandemic maintained their delinquency status for an additional 30 days. This did not materially impact the aging disclosed above.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the components of the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(In Thousands)	2020	2019
Beginning Balance	$31,594	$12,363
Provision for Loan Losses	3,428	4,968
Charge-offs	(5,132)	(5,158)
Recoveries	803	610
Ending Balance	$30,693	$12,783

	Six Months Ended June 30,
(In Thousands)	2020	2019
Beginning Balance	$14,911	$12,970
CECL Transition Adjustment[1]	9,463	—
Provision for Loan Losses	16,150	9,223
Charge-offs	(11,333)	(10,642)
Recoveries	1,502	1,232
Ending Balance	$30,693	$12,783
1 Upon the January 1, 2020 adoption of CECL as further described in Note 1 to these condensed consolidated financial statements, the Company increased its allowance for loan losses by $9.5 million, which was recorded as a cumulative-effect adjustment to the opening balance of the Company's 2020 retained earnings adjustment.
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the Aaron's Business franchisees under a franchise loan program with one of the banks in our Credit Agreement. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 90 days of the event of default. At June 30, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $19.5 million, and the total facility commitment was $25.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial, but could be material in a future period due to the COVID-19 pandemic's impact on franchisee operations and financial performance or other adverse trends in the liquidity and/or financial performance of the Company's franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.4 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.
The Company is subject to financial covenants under the franchise loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 8 to the consolidated financial statements in the 2019 Annual Report. The Company is in compliance with all covenants at June 30, 2020 and believes it will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.

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
The Company accrued $3.2 million and $182.9 million as of June 30, 2020 and December 31, 2019, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The accrual at December 31, 2019 included a $175.0 million settlement with the Federal Trade Commission (the "FTC") discussed in more detail below, which was recorded as accrued regulatory expense in the consolidated balance sheet. The Company records the other legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheet. As of June 30, 2020, the Company has a receivable of $1.3 million for anticipated insurance proceeds on outstanding and settled legal matters which is recorded within prepaid expenses and other assets in the condensed consolidated balance sheet. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million as of June 30, 2020.
At June 30, 2020, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $1.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, pursuant to which Progressive would pay $175.0 million to the FTC. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company recognized a charge of $179.3 million during the fourth quarter of 2019, including $4.3 million of incurred legal fees. In January 2020, Progressive and the FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020.
In April 2019, the Aaron’s Business, along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws and we have not admitted any wrongdoing, in August 2019, the Company reached an agreement in principle with the FTC staff to resolve the issues raised in that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, was approved by the FTC on February 21, 2020.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiffs allege that from March 2, 2018 through February 19, 2020, Aaron's made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the Federal Trade Commission's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing segments. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit. The case has been transferred to the United States District Court for the Northern District of Georgia, where the Company intends to file a motion to dismiss the case.
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
Off-Balance Sheet Risk
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $224.7 million and $225.0 million as of June 30, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
NOTE 5. SEGMENTS
As of June 30, 2020, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and Vive.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$589,749	$380,238	$—	$969,987
Retail Sales[2]	—	14,020	—	14,020
Non-Retail Sales[2]	—	33,044	—	33,044
Franchise Royalties and Fees[2]	—	3,365	—	3,365
Interest and Fees on Loans Receivable[3]	—	—	9,414	9,414
Other	—	289	—	289
Total	$589,749	$430,956	$9,414	$1,030,119
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $6.8 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
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

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenue by source and by segment for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$1,248,283	$769,617	$—	$2,017,900
Retail Sales[2]	—	23,551	—	23,551
Non-Retail Sales[2]	—	59,890	—	59,890
Franchise Royalties and Fees[2]	—	10,089	—	10,089
Interest and Fees on Loans Receivable[3]	—	—	19,322	19,322
Other	—	641	—	641
Total	$1,248,283	$863,788	$19,322	$2,131,393
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $13.5 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$59,814	$58,406	$118,801	$113,794
Aaron's Business[1]	32,009	138	(433,348)	17,726
Vive	714	(1,725)	(7,369)	(4,393)
Total Earnings (Loss) Before Income Taxes	$92,537	$56,819	$(321,916)	$127,127
1 Loss before income taxes for the Aaron's Business during the six months ended June 30, 2020 was impacted by (i) goodwill impairment charges of $446.9 million incurred during the three months ended March 31, 2020, (ii) $14.1 million related to an early termination fee for a sales and marketing agreement during the three months ended March 31, 2020, and (iii) restructuring charges of $29.3 million related to operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and workforce reductions, of which $7.0 million was incurred during the three months ended June 30, 2020.
Earnings before income taxes for the Aaron's Business during the six months ended June 30, 2019 includes restructuring charges of $32.0 million related to closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, of which $18.7 million was incurred during the three months ended June 30, 2019.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	June 30, 2020	December 31, 2019
Assets:
Progressive Leasing	$1,093,647	$1,261,786
Aaron's Business[1,2]	1,034,194	1,740,281
Vive	71,633	85,825
Other[3]	516,228	209,908
Total Assets	$2,715,702	$3,297,800
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $12.8 million and $14.0 million as of June 30, 2020 and December 31, 2019, respectively.
2 During the six months ended June 30, 2020, the Aaron's Business segment assets were impacted by a goodwill impairment charge of $446.9 million to fully write-off its goodwill balance.
3 Corporate-related assets that benefit multiple segments are reported as other assets.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. RESTRUCTURING
2020 Restructuring Program
During the first quarter of 2020, the Company initiated further restructuring actions related to a real estate repositioning program, which resulted in the closure and consolidation of 71 Company-operated stores during the first six months of 2020. We currently expect to close approximately 47 additional stores over the next six to nine months. Total net restructuring expenses of $6.1 million and $22.5 million were recorded for the three and six months ended June 30, 2020 under the 2020 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and six months ended June 30, 2020 were comprised mainly of operating lease right-of-use asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, severance charges to rationalize our field support and store support center staff to better align the organization with current operations and business conditions, and fixed asset impairment charges.
The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further rationalize its store base to better align with marketplace demand. Additional restructuring charges may result from our real estate repositioning and optimization initiatives, which may include investing in our next generation store concepts to better appeal to our target customer market.
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
Total net restructuring expenses of $0.5 million and $5.1 million were recorded for the three and six months ended June 30, 2020 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and six months ended June 30, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due to potential future customer early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes.
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
Total net restructuring expenses of $0.4 million and $1.7 million were recorded for the three and six months ended June 30, 2020 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and six months ended June 30, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due mainly to potential future customer early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes, but do not expect these charges or reversals to be material.

AARON'S, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes restructuring charges for the three and six months ended June 30, 2020 and 2019, respectively, under the three programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Right-of-Use Asset Impairment	$2,456	$14,287	$18,634	$23,010
Operating Lease Charges	1,557	979	2,570	1,778
Severance	2,694	1,856	4,725	2,992
Fixed Asset Impairment	263	1,072	2,952	2,569
Other Expenses	21	544	396	1,670
Total Restructuring Expenses, Net	$6,991	$18,738	$29,277	$32,019
To date, the Company has incurred charges of $42.5 million under the 2016 and 2017 restructuring programs, $43.5 million under the 2019 restructuring program, and $22.5 million under the 2020 restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the six months ended June 30, 2020:

(In Thousands)	Severance
Balance at January 1, 2020	$756
Restructuring Severance Charges	4,725
Payments	(3,895)
Balance at June 30, 2020	$1,586

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2019 Annual Report.
Business Overview
Aaron’s, Inc. ("we", "our", "us" or the "Company") is a leading omnichannel provider of lease-purchase solutions. As of June 30, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 19,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a no penalty cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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

Recent Developments

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response, local, state and federal governmental authorities have since issued various forms of stay-at-home orders. Those orders resulted in store closures or reduced hours and scope of operations for many of Progressive Leasing’s retail partners. In addition, demand for those retail partners’ merchandise was unfavorably impacted by their customers voluntarily electing to stay-at-home, even for those retail partners whose stores were able to remain open due to being classified as essential businesses. These developments had a significant unfavorable impact on Progressive Leasing’s generation of new lease agreements, invoice volumes and revenues during the first and second quarters of 2020. Most stay-at-home orders were lifted during the second quarter of 2020, and most of Progressive Leasing's retail partners reopened during the quarter under various operating models, such as reopening physical locations at full capacity or at reduced capacity and/or with curbside-only transactions. However, there can be no assurances that Progressive Leasing's retail partners will continue to remain open under these or other models if, for example, there are localized increases or "second waves" in the number of COVID-19 cases that require them to close under orders issued by governmental authorities, or if they voluntarily suspend their operations or move to more restrictive operating models. Such governmental requirements or voluntary actions by Progressive Leasing's retail partners could adversely impact its financial performance. Furthermore, many of Progressive Leasing's retail partners are experiencing disruptions to their supply chains which is resulting in an unfavorable impact to our invoice volumes.
As disclosed in the Current Report on Form 8-K that we filed with the SEC on March 23, 2020, although our Aaron's Business was classified as a provider of essential products in most jurisdictions, and thus, its store showrooms generally were not required to close, the Aaron's Business temporarily closed it showrooms in March 2020 and shifted to e-commerce and curbside service only for all of its Company-operated Aaron's stores in order to protect the health and safety of its customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened nearly all of our Aaron's Business store showrooms, but there can be no assurance that those showrooms will not be closed in future months, or have their operations limited, if, for example, there are localized increases or "second waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and associates. Furthermore, we are experiencing disruptions in our supply chain which may impact product availability in some of our stores and in some situations, we are procuring inventory from alternative sources at higher costs.
The COVID-19 pandemic may adversely impact our operations, financial condition, liquidity and cash flow in future periods. The extent of any such adverse impacts likely would depend on several factors, including (i) the length and severity of the outbreak, including, for example, localized outbreaks or a "second wave" outbreak of COVID-19 cases later in the year; (ii) the impact of any such outbreaks on our customers, suppliers, and employees; (iii) the nature of any government orders issued in response to such outbreaks, including whether the Aaron's Business would be deemed essential, and thus, exempt from all or some portion of such orders; (iv) whether there is an additional round of government stimulus in response to the COVID-19 outbreak, as well as the nature, timing and amount of such stimulus payments; and (v) supply chain disruptions for Aaron's Business and our Progressive Leasing retail partners.
The following summarizes significant developments and operational measures taken by the Company in response to the COVID-19 pandemic:
•Our primary concern continues to be the health and safety of our associates and customers. Beginning in mid-March, we transitioned nearly all Progressive Leasing and Aaron's Business store support associates to working remotely from home, most of whom will continue to do so for the foreseeable future.
•We understand many of our customers may be experiencing significant family, health, and/or financial challenges. Progressive Leasing and the Aaron's Business both continue to provide various payment deferment options and/or other alternative payment schedules to customers who are unable to make their lease payments on normal terms.
•Progressive continues to support its retail partners and has adapted to their needs as they reopen, such as via e-commerce, curbside lease transactions and through expanded purchasing options. Progressive is also assisting in local community volunteer efforts in Draper, Utah.
•In our Company-operated Aaron's Business stores, we are following the guidance of health authorities, including requiring associates to wear masks and observe social distancing practices. We have also installed plexiglass sneeze-guards, implemented enhanced cleaning and sanitization procedures, and reconfigured our showrooms in a manner designed to reduce COVID-19 transmission.

•In conjunction with the operational adjustments made at our Company-operated stores, we accelerated the national rollout of Rapid Customer Onboarding, which is a decisioning tool designed to improve our customers' experiences by streamlining and standardizing the lease application decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We finalized the rollout during the second quarter, and Rapid Customer Onboarding is now being utilized in all Aaron's Business Company-operated stores in the United States.
•To assist the franchisees of our Aaron's Business who were facing adverse impacts to their businesses, we offered a royalty fee abatement from March 2020 until May 16, 2020 and modified payment terms on outstanding accounts receivable owed to us by franchisees. In addition, payment terms were temporarily modified for the franchise loan facility under which certain franchisees have outstanding borrowings.
•We recognize that during these unprecedented times, it is more important than ever to continue to give back to the communities we serve. Our Woodhaven manufacturing facility in Coolidge, Georgia quickly converted operations to produce personal protection equipment, including masks and gowns, which have been donated to medical and assisted living facilities across the United States. In addition, we have manufactured and supplied mattresses to homeless shelters and economically disadvantaged communities and donated laptop computers to support remote learning for the children of economically challenged families.
•We continue to monitor the Company's liquidity as the COVID-19 situation evolves. In response to anticipated adverse impacts of COVID-19, the Company temporarily borrowed $300.0 million from its revolving credit facility in March 2020 to bolster the Company's cash position, which we subsequently repaid on April 30, 2020. The Company has also reduced discretionary spending across the organization and negotiated various rent concessions with the landlords of Company-operated Aaron’s Business stores. As of June 30, 2020, the Company had $313.1 million of cash and $486.2 million of additional availability under its revolving credit facility.
•Due to the uncertainties resulting from the COVID-19 pandemic, the Company withdrew its full year 2020 outlook on March 23, 2020.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. We believe a significant portion of our Progressive Leasing, Aaron’s Business and Vive customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to the CARES Act, which have enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic. We cannot be certain that those customers will continue making their payments to us once those CARES Act stimulus payments have been fully utilized by the customers and/or the federal supplement to their unemployment benefits expires. It is possible that many of our customers will experience unemployment or other economic challenges arising from the COVID-19 pandemic for an extended period of time after they have utilized all of those CARES Act benefits and/or the benefits have expired, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements.
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:
•The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating an anticipated refund of $84.4 million and a discrete income tax benefit of $34.2 million as of June 30, 2020. Vive files a separate federal return from Aaron's, Inc. and has also elected to carryback its 2018 and estimated 2019 net operating losses of $5.4 million and $5.0 million, respectively, to 2013, thus generating an anticipated refund of $1.8 million in 2020, an estimated refund of $1.7 million in 2021 and a discrete income tax benefit of $1.3 million recognized during the three months ended June 30, 2020. The discrete tax benefits are the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
•The Company will defer all payroll taxes that it is permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax payable on December 31, 2021 and the remaining 50% payable on December 31, 2022.
•Certain Aaron's Business, Woodhaven and Progressive wages and benefits that were paid to furloughed employees may be eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the IRS extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states are offering similar deferrals. The Company has taken advantage of all such extended due dates.

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
Business Environment
In addition to the recent developments from the COVID-19 pandemic discussed above, the Company remains committed to executing a strategic plan that focuses on the following items that we believe positions us for success over the long-term:
•Champion compliance;
•Strengthen relationships of Progressive Leasing current retail partners and merchant partners;
•Focus on converting existing pipeline into Progressive Leasing retail partners;
•Enhance our virtual offering at Progressive Leasing;
•Simplify and digitize the Aaron's Business customer experience;
•Align Aaron's Business store footprint to our customer opportunity; and
•Continue to strengthen the Aaron's brand.
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
Finally, we continue to evaluate various Aaron's Business store optimization and real estate initiatives, which may include geographically repositioning and consolidating a significant number of our store locations into larger buildings and/or different geographic locations that we believe will be more advantageous. As a result of store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program in 2020 to further optimize and reposition its Company-operated Aaron's store base portfolio, which resulted in the closure and consolidation of 71 underperforming Company-operated stores during the first six months of 2020. We expect to close approximately 47 additional stores over the next six to nine months. The Company also further rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions. The Company closed and consolidated a total of 294 underperforming Company-operated stores throughout 2016, 2017, 2018 and 2019 under similar restructuring initiatives. The Company continually evaluates its Company-operated Aaron's Business store portfolio to determine if it will further reposition and consolidate its store base to better align with marketplace demand. Additional restructuring charges may result from our strategy to reposition and reinvest in our next generation store concepts to appeal to our target customer market in better, more profitable locations.
Highlights
The following summarizes significant financial highlights from the three and six months ended June 30, 2020:
•The Company reported revenues of $1.0 billion in the second quarter of 2020 compared to $968.1 million for the second quarter of 2019. Earnings before income taxes were $92.5 million in the second quarter of 2020 compared to $56.8 million during the second quarter of 2019.
•Progressive Leasing reported revenues of $589.7 million in the second quarter of 2020, an increase of 14.2% over the second quarter of 2019. Progressive Leasing's revenue growth was primarily driven by invoice volume growth in the fourth quarter of 2019 and the first quarter of 2020, compared to the respective prior year periods, partially offset by a 2.2% decrease in invoice volume in the second quarter of 2020, compared to the same period in 2019, due primarily to the COVID-19 related closures of many retail partner locations, which have recently begun to reopen. Invoice volume per active door increased 1.7% during the second quarter as compared to the prior year period.
•Progressive Leasing's earnings before income taxes increased to $59.8 million compared to $58.4 million during the second quarter of 2019, due mainly to improved portfolio performance resulting from more conservative customer decisioning, strong customer payment activity aided by COVID-19 related government stimulus and unemployment benefits, and cost control initiatives implemented in response to the COVID-19 pandemic, partially offset by an increase in customer early buyouts, which have a lower margin, quarter over quarter.

•Aaron's Business revenues decreased to $431.0 million for the second quarter of 2020, compared to $443.2 million in the prior year period. The decrease is primarily due to the net reduction of 132 Company-operated stores during the 15-month period ended June 30, 2020, partially offset by improved portfolio performance resulting from strong customer payment activity aided by COVID-19 related government stimulus and unemployment benefits. Same store revenues increased 1.4% during the second quarter of 2020 resulting from strong customer payment activity.
•Aaron's Business earnings before income taxes increased to $32.0 million during the second quarter of 2020 compared to $0.1 million in the prior year period, primarily due to strong customer payment activity, lower lease merchandise write-offs and cost control initiatives put in place in response to the COVID-19 pandemic. Earnings before income taxes during the three months ended June 30, 2020 includes restructuring charges of $7.0 million. Earnings before income taxes during the three months ended June 30, 2019 included restructuring charges of $18.7 million, partially offset by gains on insurance recoveries from Hurricanes Harvey and Irma of $3.6 million.
•The Company recorded a net income tax benefit of $110.3 million during the six months ended June 30, 2020, which is primarily the result of losses before income taxes of $321.9 million and $35.5 million of net tax benefits generated by net operating loss carrybacks that the Company will be taking pursuant to the provisions of the CARES Act, as further discussed above.
•The Company generated cash from operating activities of $360.8 million for the six months ended June 30, 2020 compared to $244.6 million for the comparable period in 2019. The increase in net cash from operating activities was primarily driven by lower lease merchandise purchases by the Aaron's Business, partially offset by net income tax payments of $1.4 million during the second quarter of 2020 compared to net income tax refunds of $11.1 million in the same period in 2019.
Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume	$394,335	$403,410
The decrease in invoice volume during the three months ended June 30, 2020 was driven by the COVID-related closures and/or disruptions of many retail partner locations towards the end of the first quarter of 2020 which continued throughout the second quarter. Active doors decreased 3.9% during the three months ended June 30, 2020 compared to the same prior year period, while invoice volume per active door increased 1.7% over the prior year period.
Most of Progressive Leasing's retail partners reopened during the second quarter of 2020 under various operating models, such as reopening physical locations at full capacity, or at reduced capacity and/or with curbside customer transactions.
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

Active Doors at June 30 (Unaudited)	2020	2019
Progressive Leasing Active Doors	19,037	19,808
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron's Business. For the three months ended June 30, 2020, we calculated this amount by comparing revenues for the three months ended June 30, 2020 to revenues for the comparable period in 2019 for all stores open for the entire 15-month period ended June 30, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2020, we calculated this amount by comparing revenues for the six months ended June 30, 2020 to revenues for the comparable period in 2019 for all stores open for the entire 24-month period ended June 30, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 1.4% for the three months ended June 30, 2020 due to strong customer payment activity and decreased 1.7% for the six months ended June 30, 2020.

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
Due to the seasonality of our business and the uncertainty surrounding the impact of the COVID-19 pandemic, including the impacts of current and/or future governmental assistance or stimulus, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and six months ended June 30, 2020 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Impairment of Goodwill. Impairment of goodwill is the full write-off of the goodwill balance at the Aaron's Business reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge that was recorded in the first quarter of 2020.
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

Results of Operations – Three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$969,987	$907,565	$62,422	6.9%
Retail Sales	14,020	8,898	5,122	57.6
Non-Retail Sales	33,044	34,124	(1,080)	(3.2)
Franchise Royalties and Fees	3,365	8,605	(5,240)	(60.9)
Interest and Fees on Loans Receivable	9,414	8,610	804	9.3
Other	289	339	(50)	(14.7)
	1,030,119	968,141	61,978	6.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	547,551	474,868	72,683	15.3
Retail Cost of Sales	9,065	5,651	3,414	60.4
Non-Retail Cost of Sales	29,316	28,948	368	1.3
Operating Expenses	343,850	383,576	(39,726)	(10.4)
Restructuring Expenses, Net	6,991	18,738	(11,747)	(62.7)
Other Operating Income, Net	(96)	(3,486)	3,390	97.2
	936,677	908,295	28,382	3.1
OPERATING PROFIT	93,442	59,846	33,596	56.1
Interest Income	227	944	(717)	(76.0)
Interest Expense	(2,853)	(4,300)	1,447	33.7
Other Non-Operating Income, Net	1,721	329	1,392	nmf
EARNINGS BEFORE INCOME TAXES	92,537	56,819	35,718	62.9
INCOME TAX EXPENSE	24,160	14,169	9,991	70.5
NET EARNINGS	$68,377	$42,650	$25,727	60.3%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Progressive Leasing	$589,749	$516,333	$73,416	14.2%
Aaron's Business	430,956	443,198	(12,242)	(2.8)
Vive	9,414	8,610	804	9.3
Total Revenues from External Customers	$1,030,119	$968,141	$61,978	6.4%

The following table presents revenue by source and by segment for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$589,749	$380,238	$—	$969,987
Retail Sales	—	14,020	—	14,020
Non-Retail Sales	—	33,044	—	33,044
Franchise Royalties and Fees	—	3,365	—	3,365
Interest and Fees on Loans Receivable	—	—	9,414	9,414
Other	—	289	—	289
Total Revenues	$589,749	$430,956	$9,414	$1,030,119
The following table presents revenue by source and by segment for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$516,333	$391,232	$—	$907,565
Retail Sales	—	8,898	—	8,898
Non-Retail Sales	—	34,124	—	34,124
Franchise Royalties and Fees	—	8,605	—	8,605
Interest and Fees on Loans Receivable	—	—	8,610	8,610
Other	—	339	—	339
Total Revenues	$516,333	$443,198	$8,610	$968,141
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to invoice volume growth in the fourth quarter of 2019 and the first quarter of 2020, compared to the respective prior year periods, partially offset by a 2.2% decrease in invoice volume in the second quarter of 2020, compared to the same period in 2019, due primarily to the COVID-related closure of many retail partner locations, which have recently begun to reopen. Invoice volume per active door increased 1.7% during the second quarter as compared to the prior year period.
The Progressive Leasing segment experienced lower than originally anticipated invoice volumes since the COVID-19 pandemic began in March 2020, as a result of many of its retail partners fully or partially closing temporarily, or operating with reduced hours. Even though most of those retail partners reopened under various models during the second quarter of 2020, Progressive Leasing may continue to experience a reduction in the number of new lease originations. Additionally, a continuation or worsening of current economic conditions may lead to lower consumer confidence which, in combination with the uncertain extent of future government stimulus and supplemental unemployment benefits, could result in a change in customer behavior, such as our customers not making their lease payments or continuing their current lease agreements or not entering into new lease agreements with us. We believe these COVID-19 related factors may have an unfavorable impact on the revenues and earnings of Progressive Leasing in future periods, including during the remainder of 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Aaron's Business. Aaron's Business segment revenues decreased during the three months ended June 30, 2020 due to a $11.0 million decrease in lease revenues and fees, a $5.2 million decrease in franchise royalties and fees and a $1.1 million decrease in non-retail sales, partially offset by a $5.1 million increase in retail sales. Lease revenues and fees decreased during the three months ended June 30, 2020 primarily due to the net reduction of 132 Company-operated stores during the 15-month period ended June 30, 2020, partially offset by improved portfolio performance resulting from strong customer payment activity and a 1.4% increase in same store revenues. The decrease in franchise royalties and fees is the result of the temporary royalty fee abatement offered by the Company from March 2020 through May 16, 2020 in response to the pandemic. We believe the increase in retail sales was primarily driven by the impact of government stimulus and unemployment benefits received by a significant portion of our customers during the pandemic.

In March 2020, the Company voluntarily closed the showrooms for all of its Company-operated Aaron’s Business stores, and moved to an e-commerce and curbside only service model, to protect the health and safety of the Aaron’s Business’ customers and associates, while continuing to provide our customers with the essential products they need such as refrigerators, freezers, mattresses and computers. Since that time, we have reopened nearly all of our Aaron's Business store showrooms. That temporary closure of all store showrooms negatively impacted the volume of new in-store lease agreements entered into in late March 2020 and into the second quarter of 2020, but that decline was partially offset by an increase in the number of new lease agreements generated from the Aaron's Business's e-commerce channel. Aaron's Business e-commerce revenues were approximately 13% and 9% of Aaron's Business total lease revenues and fees during the three months ended June 30, 2020 and 2019, respectively.
There can be no assurance that our showrooms will not be closed or have their operations limited in future periods if, for example, there are localized increases or "second waves" in the number of COVID-19 cases in the areas where our stores are located and we voluntarily close or restrict the operations of our showrooms to protect the health and safety of our customers and associates, or if governmental authorities issue orders requiring such closures or restrictions. Any such closures or restrictions would have an unfavorable impact on the revenues and earnings of the Aaron’s Business and could also have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2020 as compared to the second quarter of 2019 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
Personnel Costs	$167,469	$176,213	$(8,744)	(5.0)%
Occupancy Costs	50,778	57,441	(6,663)	(11.6)
Provision for Lease Merchandise Write-Offs	50,364	60,999	(10,635)	(17.4)
Bad Debt Expense and Provision for Franchise Loan Guarantees	43	97	(54)	(55.7)
Shipping and Handling	15,313	19,341	(4,028)	(20.8)
Advertising	7,429	16,594	(9,165)	(55.2)
Provision for Loan Losses	3,428	4,968	(1,540)	(31.0)
Intangible Amortization	7,199	9,862	(2,663)	(27.0)
Professional Services	9,289	5,764	3,525	61.2
Other Operating Expenses	32,538	32,297	241	0.7
Operating Expenses	$343,850	$383,576	$(39,726)	(10.4)%
As a percentage of total revenues, operating expenses decreased to 33.4% for the second quarter of 2020 from 39.6% in the same period in 2019.
Personnel costs decreased primarily due to an $8.1 million decrease at our Aaron's Business due to labor cost reduction measures taken in response to the COVID-19 pandemic. Specifically, beginning in late March 2020, the Aaron's Business and Progressive furloughed or terminated associates to better align the organization with operations resulting from the closure of our Aaron's Business showrooms and declining lease originations caused by the COVID-19 pandemic. In addition, significant temporary pay cuts were implemented for executive officers at the Aaron's Business and Progressive Leasing.
Occupancy costs decreased primarily due to the closure of underperforming stores as part of our restructuring actions, as well as the impact of various rent concessions that were negotiated with the landlords of Company-operated Aaron's Business stores.
The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment decreased to 6.1% for the second quarter of 2020 compared to 7.6% for the same period in 2019, which is primarily due to the continued strong performance of the lease portfolio resulting from more conservative decisioning and strong customer payment activity that we believe was aided by COVID-19 related government stimulus and supplemental unemployment benefits received by a significant portion of our customers during the pandemic. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business decreased to 3.7% in 2020 from 5.6% in 2019. This decrease was primarily driven by strong customer payment activity that we believe was aided by COVID-19 related government stimulus and supplemental unemployment benefits received by a significant portion of our customers during the pandemic, as well as by fewer returns and a decrease in promotional offerings, partially offset by an increasing mix of e-commerce as a percentage of revenues, which typically results in higher charge-off rates than in-store lease agreements.

Shipping and handling costs decreased primarily due to fewer deliveries resulting from the temporary closure of all Aaron's Business store showrooms beginning in March 2020, as well as from fewer shipments from our suppliers as a result of industry-wide supply chain issues experienced due to the COVID-19 pandemic.
Advertising expense decreased due to a significant reduction in marketing initiatives as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
Intangible amortization expense decreased due to a reduction in intangible assets as such assets became fully amortized.
Professional services increased primarily due to legal and accounting fees incurred in conjunction with the Company's implementation of a Holding Company structure.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 56.4% from 52.3% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron’s Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing’s revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron’s Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 71.3% in 2020 compared to 66.8% in 2019, due to a significant increase in customer early buyouts, which have a lower margin. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees increased to 33.4% in 2020 from 33.2% in the prior year due to an increase in customer early buyouts, which have a lower margin.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 64.7% from 63.5% primarily due to higher inventory purchase cost, partially offset by a favorable mix shift to retail sales of new versus returned lease merchandise during 2020 as compared to 2019.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 88.7% from 84.8% primarily due to higher inventory purchase cost during 2020 as compared to 2019.
Restructuring expenses, net. Restructuring activity for the three months ended June 30, 2020 was comprised of expenses of $7.0 million, which were primarily operating lease right-of-use asset and fixed asset impairment for Aaron's Business stores identified for closure during the second quarter of 2020, continuing operating lease charges for stores closed under restructuring programs, and severance charges related to workforce reductions to better align the organization with current operations due to store closures and in response to declining lease originations caused by the COVID-19 pandemic.
Other operating income, net. Other operating income, net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries. Other operating income was not significant during the three months ended June 30, 2020. Other operating income during the three months ended June 30, 2019 included a $3.6 million gain on insurance recoveries related to payments received from insurance carriers for Hurricanes Harvey and Irma claims in excess of the related property insurance receivables.
Operating Profit
Interest expense. Interest expense decreased to $2.9 million in 2020 from $4.3 million in 2019 due primarily to lower average interest rates on our revolving credit and term loan facility and a decrease in expense incurred on the lower outstanding remaining balance of the senior unsecured notes, partially offset by interest expense incurred related to the temporary $300.0 million draw on our revolving credit facility in March 2020, which was subsequently repaid on April 30, 2020.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement losses and gains resulting from net changes in the value of the U.S. dollar against the Canadian dollar were not significant during the three months ended June 30, 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.7 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively.

Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$59,814	$58,406	$1,408	2.4%
Aaron's Business	32,009	138	31,871	nmf
Vive	714	(1,725)	2,439	nmf
Total Earnings Before Income Taxes	$92,537	$56,819	$35,718	62.9%
nmf—Calculation is not meaningful
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $24.2 million for the three months ended June 30, 2020 compared to $14.2 million in the prior year comparable period due to an increase in earnings before income taxes and an increase in the effective tax rate to 26.1% in 2020 from 24.9% in 2019. The increase in the effective tax rate is primarily due to the impact of non-deductible expenses on earnings before income taxes during the three months ended June 30, 2020 compared to 2019.
Results of Operations – Six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$2,017,900	$1,851,722	$166,178	9.0%
Retail Sales	23,551	21,707	1,844	8.5
Non-Retail Sales	59,890	71,105	(11,215)	(15.8)
Franchise Royalties and Fees	10,089	17,812	(7,723)	(43.4)
Interest and Fees on Loans Receivable	19,322	17,256	2,066	12.0
Other	641	642	(1)	(0.2)
	2,131,393	1,980,244	151,149	7.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,144,958	975,688	169,270	17.3
Retail Cost of Sales	15,927	14,283	1,644	11.5
Non-Retail Cost of Sales	52,897	58,144	(5,247)	(9.0)
Operating Expenses	756,820	770,792	(13,972)	(1.8)
Restructuring Expenses	29,277	32,019	(2,742)	(8.6)
Impairment of Goodwill	446,893	—	446,893	nmf
Other Operating Expense (Income)	74	(4,383)	4,457	nmf
	2,446,846	1,846,543	600,303	32.5
OPERATING (LOSS) PROFIT	(315,453)	133,701	(449,154)	nmf
Interest Income	419	1,045	(626)	(59.9)
Interest Expense	(6,652)	(9,256)	2,604	28.1
Other Non-Operating (Expense) Income, Net	(230)	1,637	(1,867)	nmf
(LOSS) EARNINGS BEFORE INCOME TAXES	(321,916)	127,127	(449,043)	nmf
INCOME TAX (BENEFIT) EXPENSE	(110,288)	28,399	(138,687)	nmf
NET (LOSS) EARNINGS	$(211,628)	$98,728	$(310,356)	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Progressive Leasing	$1,248,283	$1,039,734	$208,549	20.1%
Aaron's Business	863,788	923,254	(59,466)	(6.4)
Vive	19,322	17,256	2,066	12.0
Total Revenues from External Customers	$2,131,393	$1,980,244	$151,149	7.6%
The following table presents revenue by source and by segment for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$1,248,283	$769,617	$—	$2,017,900
Retail Sales	—	23,551	—	23,551
Non-Retail Sales	—	59,890	—	59,890
Franchise Royalties and Fees	—	10,089	—	10,089
Interest and Fees on Loans Receivable	—	—	19,322	19,322
Other	—	641	—	641
Total Revenues	$1,248,283	$863,788	$19,322	$2,131,393
The following table presents revenue by source and by segment for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$1,039,734	$811,988	$—	$1,851,722
Retail Sales	—	21,707	—	21,707
Non-Retail Sales	—	71,105	—	71,105
Franchise Royalties and Fees	—	17,812	—	17,812
Interest and Fees on Loans Receivable	—	—	17,256	17,256
Other	—	642	—	642
Total Revenues	$1,039,734	$923,254	$17,256	$1,980,244
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to invoice volume growth in the fourth quarter of 2019 and the first quarter of 2020 compared to the same prior year periods and an increase in invoice volume per active door during the second quarter of 2020, partially offset by: (i) a 2.2% decrease in invoice volume in the second quarter of 2020 compared to the same period in 2019 due primarily to the COVID-19 related closure of many retail partner locations, which have recently begun to reopen and (ii) an additional $4.4 million provision for uncollectible renewal payments, which was recorded as a reduction to lease revenues and fees in the first quarter of 2020, due to potential adverse customer payment behavior driven by the direct or indirect impacts of the COVID-19 pandemic.
The Progressive Leasing segment experienced lower than anticipated invoice volumes since the COVID-19 pandemic began in March 2020, as a result of many of its retail partners fully or partially closing temporarily or operating with reduced hours. Even though most of those retail partners reopened under various models during the second quarter of 2020, Progressive Leasing may experience a reduction in the number of new lease originations. Additionally, a continuation or worsening of current economic conditions may lead to lower consumer confidence which, in combination with the uncertain extent of future government stimulus and unemployment programs, could result in a change in customer behavior, such as our customers not continuing their current lease agreements or not entering into new lease agreements with us. We believe these COVID-19 related factors may have an unfavorable impact on the revenues and earnings of Progressive Leasing in future periods, including during the remainder of 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.

Aaron's Business. Aaron's Business segment revenues decreased during the six months ended June 30, 2020 due to a $42.4 million decrease in lease revenues and fees, an $11.2 million decrease in non-retail sales and a $7.7 million decrease in franchise royalties and fees. Lease revenues and fees decreased during the six months ended June 30, 2020 primarily due to the net reduction of 69 underperforming stores during the first half of 2020 and a 1.7% decrease in same store revenues, partially offset by improved portfolio performance resulting from strong customer payment activity specific to the second quarter of 2020. The decrease in non-retail sales is primarily due to the net reduction of 214 franchised stores resulting from the Company's acquisition of various franchisees during the 24-month period ended June 30, 2020, and lower product purchases by franchisees. The decrease in franchise royalties and fees is the result of the temporary royalty fee abatement offered by the Company through May 16, 2020 in response to the pandemic.
In March 2020, the Company voluntarily closed the showrooms for all of its Company-operated Aaron’s Business stores, and moved to an e-commerce and curbside only service model, to protect the health and safety of the Aaron’s Business’ customers and associates, while continuing to provide our customers with the essential products they need such as refrigerators, freezers, mattresses and computers. Since that time, we have reopened nearly all of our Aaron's Business store showrooms. That temporary closure of all store showrooms negatively impacted the volume of new in-store lease agreements entered into in late March 2020 and into the second quarter of 2020, but that decline was partially offset by an increase in the number of new lease agreements generated from the Aaron's Business e-commerce channel. Aaron's Business e-commerce revenues were approximately 12% and 9% of Aaron's Business total lease revenues and fees during the six months ended June 30, 2020 and 2019, respectively.
Any such closures or restrictions in future periods would have an unfavorable impact on the revenues and earnings of the Aaron’s Business in future periods, including during 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
Personnel Costs	$335,859	$357,963	$(22,104)	(6.2)%
Occupancy Costs	108,271	115,569	(7,298)	(6.3)
Provision for Lease Merchandise Write-Offs	130,039	117,994	12,045	10.2
Bad Debt Expense and Provision for Franchise Loan Guarantees	3,079	2,864	215	7.5
Shipping and Handling	31,838	38,529	(6,691)	(17.4)
Advertising	20,131	30,177	(10,046)	(33.3)
Provision for Loan Losses	16,150	9,223	6,927	75.1
Intangible Amortization	14,606	19,859	(5,253)	(26.5)
Professional Services	31,487	12,459	19,028	152.7
Other Operating Expenses	65,360	66,155	(795)	(1.2)
Operating Expenses	$756,820	$770,792	$(13,972)	(1.8)%
As a percentage of total revenues, operating expenses decreased to 35.5% in the six months ended June 30, 2020 from 38.9% in the same period in 2019.
Personnel costs decreased primarily due to a $24.7 million decrease at our Aaron's Business segment, partially offset by a $3.6 million increase at our Progressive Leasing segment. The decrease at the Aaron's Business segment was primarily driven by the reduction of store support center and field support staff from our restructuring programs in 2019 and 2020. The reduction in Aaron's Business personnel costs is also reflective of cost cutting measures taken in response to the COVID-19 pandemic, including furloughing or terminating associates to better align the organization with operations resulting from the closure of the Aaron's Business showrooms and declining lease originations caused by the COVID-19 pandemic, as well as instituting temporary salary reductions for executive officers. The increase in personnel costs at our Progressive Leasing segment was driven by the growth of the business, largely offset by similar cost cutting measures taken by Progressive during the second quarter of 2020.
Occupancy costs decreased primarily due to the closure of underperforming stores as part of our restructuring actions, as well as the impact of various rent concessions that were negotiated with the landlords of Company-operated Aaron's Business stores.

The provision for lease merchandise write-offs increased during the six months ended June 30, 2020 primarily due to Progressive Leasing's revenue growth. The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 7.4% in 2020 and 7.3% in 2019. This increase was primarily driven by an incremental provision of $11.7 million recognized due to potential adverse impacts of the COVID-19 pandemic, partially offset by strong performance of the lease portfolio resulting from more conservative decisioning and strong customer payment activity. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business decreased to 5.0% in 2020 from 5.2% in 2019. This decrease was primarily driven by strong customer payment activity, fewer returns and a decrease in promotional offerings, partially offset by an incremental provision of $2.5 million recognized due to potential adverse impacts of the COVID-19 pandemic and an increasing mix of e-commerce as a percentage of revenues, which typically results in higher charge-off rates than in-store lease agreements.
Bad debt expense and provision for franchise loan guarantees increased as a result of additional allowances and reserves of $3.0 million recognized due to the significant uncertainty regarding the future financial health of certain franchisees as a result of the COVID-19 pandemic.
Shipping and handling costs decreased primarily due to fewer deliveries resulting from the temporary closure of all Aaron's Business store showrooms beginning in March 2020, as well as from fewer shipments from our suppliers as a result of industry-wide supply chain issues experienced due to the COVID-19 pandemic.
Advertising expense decreased during the six months ended June 30, 2020 due to a significant reduction in marketing initiatives as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
The provision for loan losses increased primarily due to an incremental allowance of $8.1 million for the forecasted adverse macroeconomic conditions stemming primarily from the COVID-19 pandemic, including higher unemployment rates and market volatility, which were used in estimating our allowance for loan losses as of June 30, 2020. The Company adopted CECL during the first quarter of 2020, which requires entities to consider forecasted macroeconomic conditions in determining their allowance for loan losses.
Intangible amortization expense decreased due to a reduction in intangible assets as such assets became fully amortized.
Professional services increased primarily due to an Aaron's Business early termination fee of $14.1 million for a sales and marketing agreement as well as legal and accounting fees incurred in conjunction with the Company's implementation of a Holding Company structure.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 56.7% from 52.7% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 70.9% in 2020 compared to 67.8% in 2019, due to a significant increase in customer early buyouts, which have a lower margin. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees increased to 33.8% in 2020 from 33.3% in the prior year primarily due to an increase in customer early buyouts, which have a lower margin.
Retail cost of sales. Retail cost of sales as a percentage of retail sales increased to 67.6% from 65.8% primarily due to higher inventory cost during 2020 as compared to 2019.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 88.3% from 81.8% primarily due to higher inventory purchase cost during 2020 as compared to 2019.
Restructuring expenses, net. Restructuring activity for the six months ended June 30, 2020 was comprised of expenses of $29.3 million, which were primarily operating lease right-of-use asset and fixed asset impairment for Aaron's Business stores identified for closure during the first and second quarters of 2020, continuing operating lease charges for stores closed under restructuring programs, and severance charges related to workforce reductions to better align the organization with current operations due to store closures and in response to declining lease originations caused by the COVID-19 pandemic.
Impairment of goodwill. During the first quarter of 2020, the Company recorded a loss of $446.9 million within the Aaron's Business segment to fully write-off its goodwill balance. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.

Other operating expense (income), net. Other operating expense (income), net consists of gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries. Other operating expense was not significant during the six months ended June 30, 2020. Other operating income during the six months ended June 30, 2019 included a $4.5 million gain on insurance recoveries related to payments received from insurance carriers for Hurricanes Harvey and Irma claims in excess of the related property insurance receivables.
Operating (Loss) Profit
Interest expense. Interest expense decreased to $6.7 million for the six months ended June 30, 2020 from $9.3 million in 2019 due primarily to lower average interest rates on our revolving credit and term loan facility and a decrease in expense incurred on the lower outstanding remaining balance of the senior unsecured notes, partially offset by interest expense incurred related to the temporary $300.0 million draw on our revolving credit facility in March 2020, which was subsequently repaid on April 30, 2020.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains and losses were not significant during the six months ended June 30, 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.2 million during the six months ended June 30, 2020 and net gains of $1.6 million during the six months ended June 30, 2019.
(Loss) Earnings Before Income Taxes
Information about our (loss) earnings before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2020	2019	$	%
(LOSS) EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$118,801	$113,794	$5,007	4.4%
Aaron's Business	(433,348)	17,726	(451,074)	nmf
Vive	(7,369)	(4,393)	(2,976)	(67.7)
Total (Loss) Earnings Before Income Taxes	$(321,916)	$127,127	$(449,043)	nmf
The factors impacting the change in (loss) earnings before income taxes are discussed above.
Income Tax Expense
The Company recorded a net income tax benefit of $110.3 million for the six months ended June 30, 2020 compared to income tax expense of $28.4 million for the same period in 2019. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $321.9 million as well as discrete income tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (i) waived the 80% taxable income limitation on the use of net operating losses which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (ii) provided that net operating losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. These CARES Act provisions resulted in $35.5 million of net tax benefits driven by the rate differential on the carryback of net operating losses previously recorded at 21% where the benefit is recognized at 35%. The effective tax rate increased to 34.3% in 2020 from 22.3% in 2019 due primarily to the impact of the discrete income tax benefits described above.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2019 to June 30, 2020 include:
•Cash and cash equivalents increased $255.3 million to $313.1 million at June 30, 2020. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise decreased $313.8 million due to lower lease merchandise purchases at the Aaron's Business as a result of store closures and related initiatives in 2020 and reduction in lease merchandise balances at Progressive Leasing due to an increase in customer early buyouts, which are seasonally higher in the first quarter and were higher than historical levels during the second quarter, which we believe was due primarily to the impact of government stimulus measures in response to COVID-19.
•Operating lease right-of-use assets decreased $49.4 million due to impairment charges recorded in connection with restructuring actions at the Aaron's Business, as well as regularly scheduled amortization of right-of-use assets.
•Goodwill decreased to $288.8 million at June 30, 2020 due to an impairment charge of $446.9 million to recognize a full impairment of the goodwill within the Aaron's Business reporting unit during the first quarter of 2020. For additional information, refer to Note 1 to these condensed consolidated financial statements.
•Income tax receivable increased $38.8 million due primarily to the anticipated refunds generated by provisions of the CARES Act as described above, partially offset by current tax expense, which results in a future tax payment obligation recognized during the six months ended June 30, 2020.
•Debt decreased $55.2 million due primarily to the scheduled April 2020 repayment of $60.0 million on the Company's outstanding senior unsecured notes, which was partially offset by additional borrowings of $5.6 million under the Company's term loan and revolving credit agreement in January 2020.
•Accrued regulatory expense decreased $175.0 million due to the April 27, 2020 payment of Progressive Leasing's agreed-upon settlement with the FTC. For additional information, refer to Note 4 to these condensed consolidated financial statements.

Liquidity and Capital Resources
Actions Taken in Response to the COVID-19 Pandemic and its Impact on Our Future Cash Position
Due to the adverse impact the COVID-19 pandemic has had on the U.S. economy and on the operations and financial performance of our business segments, including a significant decline in the number of new lease agreements generated by our Progressive Leasing and Aaron’s Business segments during March, April and early May 2020, and given the uncertainty regarding the duration and extent of the unfavorable impacts the pandemic may have on the economy, including the capital markets, and on our customers and the operations and financial performance of our business segments, the Company has been especially focused on preserving and protecting its liquidity position. It has taken several steps to increase, preserve and protect its cash position, for example, including: (i) temporarily borrowing $300 million from its revolving credit facility during March 2020, which was subsequently repaid on April 30, 2020; (ii) instituting temporary pay cuts for our executive officers and members of our Board of Directors; (iii) temporarily furloughing approximately 2,500 associates, many of whom returned to work during the second quarter; (iv) reducing the amount of inventory the Aaron’s Business purchased and manufactured; (v) reduced discretionary spending across the organization; and (vi) negotiating rent concessions with the landlords of Company-operated Aaron’s Business stores.
Despite taking the steps discussed above, the Company may experience a temporary decrease in its liquidity position in future periods due primarily to the combination of: (i) a reduction in future revenue attributable to the decrease in the number of new customer lease agreements generated by the Progressive Leasing and Aaron’s Business segments during March, April and May 2020; (ii) an increase in cash outflows before there has been a meaningful increase in cash inflows derived from newly generated customer leases, due in part to the Aaron’s Business reinstating a large portion of its furloughed associates to staff its showrooms and other operations that have reopened and beginning to purchase and manufacture inventory again, and Progressive Leasing reinstating a large portion of its furloughed associates in anticipation of an increase in its requirements for customer service and other associates; (iii) as invoice volumes begin returning to normal levels for Progressive Leasing, the cash outflows for the purchase of inventory from its retailer partners will be required at the time of lease origination, while the associated cash inflows from customer lease payments will be received over time; and (iv) the various forms of payment deferment options we are providing our customers that are experiencing hardships. The Company intends to continue to closely monitor its liquidity position and capital requirements as the impacts of the COVID-19 pandemic on the economy and the Company’s businesses and financial position continue to unfold in the coming periods.
General
Our ongoing primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment, including leasehold improvements for our next generation store concepts; (ii) expenditures for acquisitions, including franchisee acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for Vive; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As discussed in Note 4 to the condensed consolidated financial statements, the Company had accrued $175.0 million related to Progressive Leasing's settlement of the FTC matter. Following the FTC's approval of that settlement on April 17, 2020, and the approval of the consent order related thereto by the United States District Court for the Northern District of Georgia on April 22, 2020, the Company made that payment to the FTC on April 27, 2020 with cash on hand.
In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes and repaid in full the $300.0 million outstanding balance on its revolving credit facility. As of June 30, 2020, the Company had $313.1 million of cash and $486.2 million of availability under its revolving credit facility.

Cash Provided by Operating Activities
Cash provided by operating activities was $360.8 million and $244.6 million during the six months ended June 30, 2020 and 2019, respectively. The $116.1 million increase in operating cash flows was primarily driven by lower lease merchandise purchases at the Aaron's Business, partially offset by net income tax payments of $1.4 million during the second quarter of 2020 compared to net income tax refunds of $11.1 million in the same period in 2019. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2020.
Cash Used in Investing Activities
Cash used in investing activities was $40.3 million and $55.3 million during the six months ended June 30, 2020 and 2019, respectively. The $15.0 million decrease in investing cash outflows was primarily due to $14.2 million lower cash outflows for purchases of property, plant and equipment and $6.4 million lower cash outflows for the acquisition of businesses and customer agreements, partially offset by $6.0 million higher net cash outflows for investments in Vive loans receivable in 2020 as compared to 2019.
Cash Used in Financing Activities
Cash used in financing activities was $65.1 million and $104.5 million during the six months ended June 30, 2020 and 2019, respectively. The $39.4 million reduction in financing cash outflows was primarily due to a $22.3 million decrease in net repayments of debt and a $14.4 million decrease in the Company's repurchases of outstanding common stock in 2020 as compared to 2019.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of June 30, 2020, we have the authority to purchase additional shares up to our remaining authorization limit of $262.0 million.
Dividends
We have paid quarterly cash dividends for 33 consecutive years. At its November 2019 meeting, our board of directors increased the quarterly dividend to $0.04 per share from $0.035 per share, representing the Company's 17th consecutive annual increase. Aggregate dividend payments for the six months ended June 30, 2020 were $5.4 million. We expect to continue paying this quarterly cash dividend.
Debt Financing
As of June 30, 2020, $225.0 million in term loan borrowings were outstanding under the revolving credit and term loan agreement that matures on January 21, 2025. The total available credit under our revolving credit facility as of June 30, 2020 was $486.2 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of June 30, 2020, the Company had outstanding $60.0 million in aggregate principal amount of senior unsecured notes issued in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017. In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes.
Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at June 30, 2020 and believe that we will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.

Commitments
Income Taxes
During the six months ended June 30, 2020, we made net tax payments of $1.4 million. Within the next six months, we anticipate we will make $73.0 million in estimated tax payments for U.S. federal income taxes and $14.0 million for state income taxes. In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback. The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a federal income tax refund of $84.4 million, which we received in July 2020. Vive filed a separate federal return from Aaron's, Inc. and has elected to carryback its 2018 net operating loss of $5.4 million to 2013, thus generating an anticipated federal income tax refund of $1.8 million in 2020. Furthermore, the Company estimates it will receive $4.5 million in federal income tax refunds during the year ended December 31, 2021, which includes the $1.7 million estimated refund related to Vive's 2019 estimated net operating loss carryback. Refer to "CARES Act Considerations" for further discussion of tax relief options under the CARES Act.
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
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with one of the banks in our Credit Agreement, under which the maximum facility commitment amount under the franchisee loan program was $25.0 million as of June 30, 2020. At June 30, 2020, the total amount that we might be obligated to repay in the event franchisees defaulted was $19.5 million. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. However, due to the uncertainty related to the impact of the COVID-19 pandemic and possible related governmental measures to control the pandemic, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the franchise loan facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. That liability was $2.4 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.
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

Unfunded Lending Commitments
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $224.7 million and $225.0 million as of June 30, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2020, we had $60.0 million of senior unsecured notes outstanding at a fixed rate of 4.75%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of June 30, 2020 consisted of $225.0 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBOR rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of June 30, 2020, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $2.3 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2019 Annual Report and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2020 through April 30, 2020	—	—	—	$262,010,238
May 1, 2020 through May 31, 2020	—	—	—	262,010,238
June 1, 2020 through June 30, 2020	—	—	—	262,010,238
Total	—		—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	First Amendment to the Aaron’s, Inc. Amended and Restated Compensation Plan for Non-Employee Directors, dated June 18, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S, INC.
(Registrant)

Date:	July 29, 2020	By:	/s/ Steven A. Michaels
Steven A. Michaels
Chief Financial Officer,
President Strategic Operations
(Principal Financial Officer)

Date:	July 29, 2020	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)